Form 10-K
period 1993-12-31
MINE SAFETY APPLIANCES CO
filed 1994-03-25
CIK 66570

                      Securities and Exchange Commission
                            Washington, D.C. 20549



                                  FORM 10-K
                                ANNUAL REPORT


                   Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934
                          For the fiscal year ended
                              December 31, 1993



                        Commission file number 0-2504


                      MINE SAFETY APPLIANCES COMPANY
                      A Pennsylvania Corporation
                      IRS Employer Identification No. 25-0668780
                      121 Gamma Drive
                      RIDC Industrial Park
                      O'Hara Township
                      Pittsburgh, Pennsylvania 15238
                      Telephone 412/967-3000

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value

                                 (COVER PAGE)

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                  FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1993           Commission File No. 0-2504

                        MINE SAFETY APPLIANCES COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Pennsylvania                                         25-0668780
- -------------------------------                   ------------------------------
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                      No.)


     121 Gamma Drive
     RIDC Industrial Park
     O'Hara Township
     Pittsburgh, Pennsylvania                                   15238
- -----------------------------------------         ------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code 412/967-3000
- ---------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
- --------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                     No
                   -----                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ X ]

As of February 18, 1994, there were outstanding 6,009,653 shares of common stock, no par value.

The aggregate market value of voting stock held by non-affiliates as of February 18, 1994 was $163,047,000.

                                 (COVER PAGE)

                     DOCUMENTS INCORPORATED BY REFERENCE


The following documents have been incorporated by reference:

                                                                    FORM 10-K
DOCUMENT                                                           PART NUMBER
- --------                                                           -----------

(1)  Annual Report to Shareowners
      for the year ended
      December 31, 1993                                             I, II, IV

(2)  Proxy Statement filed
      pursuant to Regulation 14A
      in connection with the registrant's
      Annual Meeting of Shareholders to
      be held on April 27, 1994                                        III

                                    PART I


Item 1.  Business
- -----------------

          Products and Markets:
          ---------------------

          The primary business of the registrant and its affiliated companies is the manufacture and sale of products designed to protect the safety and health of workers throughout the world.

          Principal products include respiratory protective equipment that is air-purifying, air-supplied and self-contained in design. The registrant also produces instruments that monitor and analyze workplace environments and control industrial processes. Personal protective products include head, eye and face, body and hearing protectors. For the mining industry, the registrant provides mine lighting, rockdusting equipment, fire-fighting foam and foam application equipment. Health-related products include emergency care items, hospital instruments and heart pacemaker power cells.

          Many of these products are sold under the registered trademark "MSA", and have wide application for workers in industries that include manufacturing, fire service, public utilities, mining, chemicals, petroleum, construction, pulp and paper processing, transportation, government, automotive, aerospace, asbestos abatement, and hazardous materials clean-up.

          Other products manufactured and sold, which do not fall within the category of safety and health equipment, include boron-based and other specialty chemicals.

          The registrant and its affiliated companies are in competition with many large and small enterprises. In the opinion of management, the registrant is a leader in the manufacture of safety and health equipment.

          Orders, except under contracts with the Department of Defense and with international governments, are generally filled promptly after receipt and the production period for special items is usually less than one year. The backlog of orders under contracts with the Department of Defense and certain international governments is summarized as follows:

                                    December 31
                             --------------------------
                              1993     1992      1991
                             -------  -------  --------
                                   (In thousands)
                             --------------------------
Department of Defense        $54,900  $65,600  $117,000
International Governments     12,500   12,500     8,100

          Approximately $2,400,000 under contracts with the Department of Defense and $5,900,000 with international governments are expected to be shipped after December 31, 1994.

          Further information with respect to the registrant's products, operations in different geographic areas, equity in earnings and assets of international affiliated companies, and significant customers is reported at
Note 6 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareowners for the year ended December 31, 1993, incorporated herein by reference.

          Research:
          --------

          The registrant and its affiliated companies engage in applied research with a view to developing new products and new applications for existing products. Most of its products are designed and manufactured to meet currently applicable performance and test standards published by groups such as ANSI (American National Standards Institute), MSHA (Mine Safety & Health Administration), NIOSH (National Institute for Occupational Safety and Health), UL (Underwriters' Laboratories), SEI (Safety Equipment Institute) and FM (Factory Mutual). The registrant also from time to time engages in research projects for others such as the Bureau of Mines and the Department of Defense or its prime contractors. Registrant-sponsored research and development costs were $21,000,000 in 1993, $20,938,000 in 1992, and $19,575,000 in 1991.

          In the aggregate, patents have represented an important element in building up the business of the registrant and its affiliates, but in the opinion of management no one patent or group of patents is of material significance to the business as presently conducted.

          General:
          -------

          The company was founded in 1914 and is headquartered in Pittsburgh, Pennsylvania. As of December 31, 1993, the registrant and its affiliated companies had approximately 4,600 employees, of which 2,100 were employed by international affiliates. None of the U.S. employees are subject to the provisions of a collective bargaining agreement.

          In the United States and in those countries in which the registrant has affiliates, its products are sold primarily by its own salesmen, supplemented in the case of certain markets by independent distributors and/or manufacturers' representatives. In international countries where the registrant has no affiliate, products are sold primarily through independent distributors located in those countries.

          The registrant is cognizant of environmental responsibilities and has taken affirmative action regarding this responsibility. There are no current or expected legal proceedings or expenditures with respect to environmental matters which would materially affect the operations of the registrant and its affiliates. Generally speaking, the operations of the registrant and its affiliates are such that it is possible to maintain sufficient inventories of raw materials and component parts on the manufacturing premises. Equipment and machinery for processing chemicals and rubber, plastic injection molding equipment, molds, metal cutting, stamping and working equipment, assembly fixtures and similar items are regularly acquired, repaired or replaced in the ordinary course of business at prevailing market prices as necessary.

          As of the end of 1992, the registrant decided to discontinue the operation of Transfer-Metallisierte Produkte GmbH (TMP), a joint venture in Germany to produce metallized paper. This venture, unrelated to the company's safety products, has been a financial drain on the registrant. Operating activities ceased during 1993; the registrant is in the process of disposing of its assets and settling its liabilities, and estimates that this action will not
have a significant effect on the registrant's financial condition.   In the
third quarter of 1993, the registrant acquired HAZCO Services, a U.S. based distribution and rental supplier serving the hazardous materials/environmental market. No material changes in the registrant's commercial operations are expected to occur during 1994. Sales of defense products, which continue to be an important market segment, decreased significantly in 1993. Incoming orders were significantly less than shipments in 1993, and significantly lower than 1992 incoming orders. U.S. military sales in 1994 are expected to be at near-normal levels, below the peaks of 1992 but above 1993. Further information about the registrant's business is included in Discussion and Analysis of Financial Condition and Results of Operations at pages 7 to 9 of the Annual Report to Shareowners, incorporated herein by reference.

                          (Item 1 continued at page 7)

                Executive Officers and Significant Employees:
                 --------------------------------------------

                            All Positions and Offices
 Name                Age         Presently Held
 ----                ---    -------------------------
J. T. Ryan III       50     President, Chairman and
                            Chief Executive Officer

T. B. Hotopp         52     Senior Vice President

J. E. Herald         53     Vice President - Finance
                            (Chief Financial Officer)

D. E. Crean          59     Vice President

W. E. Christen       49     Vice President

J. W. Joy            61     Vice President

W. B. Miller, Jr.    60     Vice President

G. W. Steggles       59     Vice President

F. Tepper            59     Vice President

D. H. Cuozzo         60     Secretary

D. L. Zeitler        45     Treasurer

J. R. Heggestad      57     Director of Operations,
                            Safety Products

          All the executive officers and significant employees have been employed by the registrant since prior to January 1, 1989 and have held their present positions since prior to that date except as follows:

          (a) Mr. Ryan III was elected Chief Executive Officer and Chairman of the Board on August 28, 1991, effective from October 1, 1991.
               On April 25, 1990 he was elected President. He previously was the Executive Vice President.

          (b) Mr. Hotopp was employed by the registrant on July 29, 1991 and elected Senior Vice President and General Manager, Safety Products. From prior to January 1, 1989 until he joined the registrant, Mr. Hotopp was Senior Vice President, Sales and Marketing and later President of Kingston Warren Corporation, a manufacturer of rubber-metal composites for automotive, computer and material handling industries.

          (c) Mr. Christen was elected a corporate Vice President on October 31, 1991. He was previously General Director, Auergesellschaft, an affiliate of the registrant, and Vice President and Managing Director of MSA Europe, a division of the registrant.

          (d) Mr. Joy was elected Vice President on October 31, 1991. He was previously Director, Sales and Market Development.

          (e) Mr. Steggles was employed by the registrant on May 4, 1992 and elected Vice President. From prior to January 1, 1989 until he joined the registrant, Mr. Steggles was Vice President of International Marketing and Sales with the BMY Division of Harsco Corp., a manufacturer of tracked and wheeled vehicles.

          (f) Mr. Cuozzo, employed by the company on January 3, 1989 as Tax Counsel, was elected Secretary on July 1, 1989.

          The primary responsibilities of these officers follows:

Individual                                Responsibilities
- ----------                                ----------------
Mr. Hotopp                          Product planning and engineering,
                                    manufacturing development and sales of
                                    safety products in the U.S.

Mr. Crean                           Personnel

Mr. Christen                        European operations

Mr. Joy Sales and marketing of safety products in the U.S.

Mr. Miller                          Product planning and engineering for safety
                                    products in the U.S.

Mr. Steggles                        International operations outside the U.S.
                                    and Europe.

Mr. Tepper                          Product planning and engineering,
                                    manufacturing development and sales of
                                    instrument and battery products in the U.S.

Mr. Cuozzo                          General Counsel and corporate taxes

Mr. Zeitler                         Cash and risk insurance management

Mr. Heggestad                       Manufacturing operations, safety products in
                                    the U.S.

Item 2. Properties
- ------------------

          World Headquarters:
          ------------------

          The registrant's executive offices are located at 121 Gamma Drive, RIDC Industrial Park, O'Hara Township, Pittsburgh, Pennsylvania 15238. This facility contains approximately 138,000 sq. ft.

          Production and Research Facilities:
          ----------------------------------

          The registrant's principal U.S. manufacturing and research facilities are located in the Greater Pittsburgh area in buildings containing approximately 1,113,000 square feet. Other U.S. manufacturing and research facilities of the registrant are located in Esmond, Rhode Island (208,000 sq. ft.), Jacksonville, North Carolina (107,000 sq. ft.), Lyons, Colorado (10,000 sq. ft), Sparks, Maryland (37,000 sq. ft.), and Dayton, Ohio (23,000 sq. ft.).

          Manufacturing facilities of international affiliates of the registrant are located in major cities in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, Peru, Scotland, Spain, and Sweden. The most significant are located in Germany (approximately 410,000 sq. ft., excluding 147,000 sq. ft. leased to others), and in Glasgow, Scotland (approximately 141,000 sq. ft.); research activities are also conducted at these facilities.

          Virtually all of these buildings are owned by the registrant and its affiliates and are constructed of granite, brick, concrete block, steel or other fire-resistant materials. The German facility is owned subject to encumbrances securing indebtedness in the aggregate amount of $15,781,000 as of December 31, 1993.

          Sales Offices and Warehouses:
          ----------------------------

          The registrant and its U.S. affiliates own eight warehouses and lease 20 other distribution warehouses with aggregate floor space of approximately 349,000 sq. ft. in or near principal cities in 19 states in the United States. Leases expire at various dates through 1997. Sales offices and distribution warehouses are owned or leased in or near principal cities in 22 other countries in which the registrant's affiliates are located.

          Other U.S. Properties:
          ---------------------

          The registrant owns real estate at Owings Mills, Maryland, consisting of an 88,000 sq. ft. building and 42 acres of land. The registrant also owns 90 acres of land in Westmoreland County, Pennsylvania, and 200 acres of land in Lawrence, Kansas. No operations are currently conducted on these sites.

Item 3.  Legal Proceedings
- --------------------------

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

          No matters were submitted to a vote of security holders during fourth quarter 1993.

                                   PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Item 6.   Selected Financial Data

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results   of Operations

Item 8.   Financial Statements and Supplementary Data
- -------------------------------------------------------------------------------
          Incorporated by reference herein pursuant to Rule 12b - 23 are

     Item 5 - "Common Stock" appearing at page 9

     Item 6 - "Five-Year Summary of Selected Financial Data" appearing at page
              20

     Item 7 - "Discussion and Analysis of Financial Condition and Results of Operations" appearing at pages 7 to 9

     Item 8 - "Financial Statements and Notes to Consolidated Financial Statements appearing at pages 10 to 19 of the Annual Report to Shareowners for the year ended December 31, 1993. Said pages of the Annual Report are submitted with this report and pursuant to Item 601(b)(13) of Regulation S-K shall be deemed filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a) hereof.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- -------------------------------------------------------------------------

          Financial Disclosure
          --------------------

          Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

- -------------------------------------------------------------------------------

          Incorporated by reference herein pursuant to Rule 12b - 23 are
(1) "Election of Directors" appearing at pages 1 to 4, (2) "Other Information Concerning Directors and Officers" appearing at pages 5 to 11 (except as excluded below), and (3) "Security Ownership" appearing at pages 11 to 14 of the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant's Annual Meeting of Shareholders to be held on April 27, 1994. The information appearing in such Proxy Statement under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Five-Year Cumulative Total Return" is not incorporated herein.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------

          (a)  1 and 2.  Financial Statements

          The following information appearing on pages 10 to 19 inclusive in the Annual Report to Shareowners of the registrant for the year ended December 31, 1993, is incorporated herein by reference pursuant to Rule 12b-23.

          Report of Independent Accountants

          Consolidated Balance Sheet - December 31, 1993 and 1992

          Consolidated Statement of Income - three years ended December 31, 1993

          Consolidated Statement of Earnings Retained in the Business - three years ended December 31, 1993

          Consolidated Statement of Cash Flows - three years ended December 31, 1993

          Notes to Consolidated Financial Statements

Said pages of the Annual Report are submitted with this report and, pursuant to
Item 601(b)(13) of Regulation S-K shall be deemed to be filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a)(1) and (2) hereof.

          The following additional financial information for the three years ended December 31, 1993 is filed with the report and should be read in conjunction with the above financial statements:

          Report of Independent Accountants on Financial Statement Schedules

          Schedule V - Property, Plant and Equipment

          Schedule VI - Accumulated Depreciation and Amortization of Property,
                        Plant and Equipment

          Schedule VIII - Valuation and Qualifying Accounts

          Schedule X - Supplementary Income Statement Information

All other schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements listed above.

(a)  3.   Exhibits

          (3)(a) Restated Articles of Incorporation as amended to April 27, 1989, filed in Form 10-Q on August 8, 1989, are incorporated herein by reference.

          (3)(b) By-laws of the registrant, as amended to August 29, 1990, filed in Form 10-Q on November 9, 1990, are incorporated herein by reference.

          (10)(a) * 1987 Management Share Incentive Plan.

          (10)(b) * 1990 Non-Employee Directors' Stock Option Plan, incorporated herein by reference to Exhibit A to registrant's Definitive Proxy Statement filed March 20, 1991 for its 1991 Annual Meeting.

          (10)(c) * Executive Insurance Program, filed in Form 10-K on March 29, 1989, is incorporated herein by reference.

          (10)(d) * Extension of Consulting Agreement for the period January 1, 1992 through December 31, 1996, and June 30, 1977 Consulting Agreement with John T. Ryan, Jr. filed in Form 10-K on March 27, 1992, is incorporated herein by reference.

          (10)(e) * December 29, 1993 Consulting agreement with Leo N. Short,
                    Jr.

          (10)(f) * Board of Directors April 24, 1984 Resolution providing for payment by the Company to officers the difference between amounts payable under terms of the Company's Non-Contributory Pension Plan and the benefit limitations of
                    Section 415 of the Internal Revenue Code, filed in Form 10-K on March 28, 1990 is incorporated herein by reference.


* The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

          (13) Annual Report to Shareowners for year ended December 31, 1993

          (21) Affiliates of the registrant

          (23) Consent of Price Waterhouse, independent accountants

          The registrant agrees to furnish to the Commission upon request copies of all instruments with respect to long-term debt referred to in Note 11 of the Notes to Consolidated Financial Statements filed as part of
          Exhibit 13 to this annual report which have not been previously filed or are not filed herewith.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1993.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MINE SAFETY APPLIANCES COMPANY



   March 25, 1994                   By /S/John T. Ryan III
- ---------------------                  ---------------------------------
      (Date)                           John T. Ryan III
                                       President, Chairman of the Board
                                       and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                   Title                     Date
   -------------               ---------                 --------

/S/John T. Ryan III      Director; President,          March 25, 1994
- --------------------     Chairman of the Board
John T. Ryan III         and Chief Executive Officer

/S/James E. Herald       Vice President - Finance;     March 25, 1994
- --------------------     Principal Financial and
James E. Herald          Accounting Officer

/S/John M. Arthur        Director                      March 25, 1994
- --------------------
John M. Arthur

/S/Joseph L. Calihan     Director                      March 25, 1994
- --------------------
Joseph L. Calihan

/S/G. Donald Gerlach     Director                      March 25, 1994
- --------------------
G. Donald Gerlach

/S/Helen Lee Henderson   Director                      March 25, 1994
- ----------------------
Helen Lee Henderson

/S/John P. Roche         Director                      March 25, 1994
- ----------------------
John P. Roche

/S/John T. Ryan, Jr.     Director                      March 25, 1994
- ----------------------
John T. Ryan, Jr.

/S/Leo N. Short, Jr.     Director                      March 25, 1994
- ----------------------
Leo N. Short, Jr.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
Mine Safety Appliances Company

Our audits of the consolidated financial statements referred to in our report dated February 16, 1994, appearing on page 10 of the 1993 Annual Report to Shareowners of Mine Safety Appliances Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE
Pittsburgh, Pennsylvania
February 16, 1994

                                                            SCHEDULE V

                MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
                        PROPERTY, PLANT AND EQUIPMENT
                     THREE YEARS ENDED DECEMBER 31, 1993
                                (IN THOUSANDS)


                                                  Machinery  Construction
                                                     and         in
                               Land    Buildings  Equipment    Progress      Totals
                              -------  --------   --------   ----------     --------
Balances, December 31, 1990    $7,345  $106,992   $164,082     $ 7,542      $285,961

Additions at cost                 267     1,981     16,968      (2,262)       16,954

Sales and retirements             (36)      (44)    (4,169)                   (4,249)

Currency translation
  adjustments                    (238)   (1,849)    (4,110)       (131)       (6,328)
                              -------  --------   --------   ----------     --------
Balances, December 31, 1991     7,338   107,080    172,771       5,149       292,338

Additions at cost                 259     1,059     16,605       4,839        22,762

Sales and retirements             (11)      (65)    (7,288)                   (7,364)

Currency translation
  adjustments                     (20)     (835)    (1,026)         53        (1,828)
                              -------  --------   --------   ----------     --------
Balances, December 31, 1992     7,566   107,239    181,062      10,041       305,908

Additions at cost                         2,736     16,343       1,320        20,399

Sales and retirements            (582)   (3,578)    (9,684)                  (13,844)

Currency translation
  adjustments                    (218)   (1,455)    (3,945)       (154)       (5,772)
                              -------  --------   --------   ----------     --------
Balances, December 31, 1993    $6,766  $104,942   $183,776    $ 11,207      $306,691
                              =======  ========   ========   ==========     ========

                                                            SCHEDULE VI

                MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
  ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                     THREE YEARS ENDED DECEMBER 31, 1993
                                (IN THOUSANDS)


                                                           Machinery
                                                              and
                                               Buildings   Equipment   Totals
                                               ---------   ---------  --------
Balances, December 31, 1990                     $30,973    $ 99,070   $130,043

Adjustment for acquisition of new affiliate         106         398        504

Additions charged to costs and expenses           3,597      12,633     16,230

Sales and retirements                               (35)     (3,457)    (3,492)

Currency translation adjustments                   (756)     (2,657)    (3,413)
                                               ---------   ---------  --------
Balances, December 31, 1991                      33,885     105,987    139,872

Additions charged to costs and expenses           3,330      13,501     16,831

Sales and retirements                               (67)     (6,108)    (6,175)

Currency translation adjustments                   (163)       (602)      (765)
                                               ---------   ---------  --------
Balances, December 31, 1992                      36,985     112,778    149,763

Additions charged to costs and expenses           3,711      13,583     17,294

Sales and retirements                            (2,148)     (8,276)   (10,424)

Currency translation adjustments                   (736)     (2,735)    (3,471)
                                               ---------   ---------  --------
Balances, December 31, 1993                     $37,812    $115,350   $153,162
                                               =========   =========  ========

                                                            SCHEDULE VIII

                MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
                      VALUATION AND QUALIFYING ACCOUNTS
                     THREE YEARS ENDED DECEMBER 31, 1993
                                (IN THOUSANDS)

                                       1993      1992       1991
                                      ------    ------     ------
Allowance for doubtful accounts:

Balance at beginning of year          $2,453    $1,601     $1,532

Additions -
   Charged to costs and expenses         644     1,383        801

Deductions from reserves  (1)            581       531        732
                                      ------    ------     ------
Balance at end of year                $2,516    $2,453     $1,601
                                      ======    ======     ======

(1) Bad debts written off, net of recoveries.

                                                            SCHEDULE X

                MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                     THREE YEARS ENDED DECEMBER 31, 1993
                                (IN THOUSANDS)



                                               Charged  to  Costs  and Expenses
                                               --------------------------------
                                             1993          1992              1991
                                            ------        ------            ------
Maintenance and repairs                     $12,703       $16,947          $15,952
                                            =======       =======          =======
Payroll taxes                               $16,486       $18,960          $18,320
                                            =======       =======          =======