Form 10-Q
period 1994-03-31
MINE SAFETY APPLIANCES CO
filed 1994-05-11
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1994             Commission File No. 0-2504


                         MINE SAFETY APPLIANCES COMPANY

             (Exact name of registrant as specified in its charter)



                  Pennsylvania                     25-0668780

      (State or other jurisdiction of   (IRS Employer Identification No.)
      incorporation or organization)



           121 Gamma Drive
           RIDC Industrial Park
           O'Hara Township
           Pittsburgh, Pennsylvania                         15238

     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  412/967-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


            Yes   X                                         No


As of April 30, 1994, there were outstanding 5,936,233 shares of common stock without par value.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                           March 31  December 31
                                                             1994        1993
ASSETS
  Current assets
    Cash                                                  $   6,873   $  10,953
    Temporary investments, at cost plus accrued interest     40,089      35,481
    Accounts receivable, less allowance (1994 - $2,602;
      1993 - $2,516)                                         82,926      81,897
    Inventories:
      Finished products                                      29,474      30,409
      Work in process                                        18,107      20,001
      Raw materials and supplies                             26,421      31,044
                                                          ---------   ---------
          Total inventories                                  74,002      81,454
                                                          ---------   ---------
    Other current assets                                     15,089      14,824
                                                          ---------   ---------
          Total current assets                              218,979     224,609
                                                          ---------   ---------

  Property, plant and equipment                             310,086     306,691
  Accumulated depreciation                                 (156,555)   (153,162)
                                                          ---------   ---------
          Net property                                      153,531     153,529
                                                          ---------   ---------

  Assets of discontinued business                             7,245       7,175
  Other assets                                               24,896      22,571
                                                          ---------   ---------
          Total other noncurrent assets                      32,141      29,746
                                                          ---------   ---------
          TOTALS                                          $ 404,651   $ 407,884
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  23,345   $  27,219
    Federal, foreign, state and local income taxes              555      (3,474)
    Other current liabilities                                33,066      36,665
                                                          ---------   ---------
          Total current liabilities                          56,966      60,410
                                                          ---------   ---------

  Long-term debt                                             28,512      27,476
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits                           60,466      60,254

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,713,503  (outstanding 5,953,533
      and 6,011,628)                                          8,048       8,048
    Cumulative translation adjustments                       (5,462)     (5,749)
    Retained earnings                                       288,451     287,286
    Less treasury shares, at cost:
      Preferred  -  47,675 and  47,268 shares                (1,545)     (1,532)
      Common     - 759,970 and 701,875 shares               (34,354)    (31,878)
                                                          ---------   ---------
          Total shareholders' equity                        258,707     259,744
                                                          ---------   ---------
          TOTALS                                          $ 404,651   $ 407,884
                                                          =========   =========

                     MINE SAFETY APPLIANCES COMPANY
               CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Thousands of dollars, except earnings per share and shares outstanding)
                                                     Three Months Ended
                                                        March 31

                                                      1994       1993
Net sales                                         $  109,522 $  104,863
Other income                                           1,432      1,106
                                                  ---------- ----------
                                                     110,954    105,969
                                                  ---------- ----------
Costs and expenses
  Cost of products sold                               70,513     67,090
  Selling, general and administrative                 29,587     29,941
  Depreciation                                         4,885      3,951
  Interest                                               608        398
  Currency exchange (gains)/losses                       656        (76)
                                                  ---------- ----------
                                                     106,249    101,304
                                                  ---------- ----------
Income before income taxes                             4,705      4,665
Income taxes                                           2,145      2,149
                                                  ---------- ----------
Net income                                        $    2,560 $    2,516
                                                  ========== ==========

Earnings per common share (1)                     $     0.43 $     0.41
                                                  ========== ==========

Weighted average number of common
  shares outstanding                               5,990,946  6,101,545
                                                  ========== ==========
Dividends paid on preferred stock                 $       14 $       14
                                                  ========== ==========

(1) Computed after dividends paid on preferred stock. Common shares reserved for outstanding options under the stock option and incentive plans would have a negligible dilutive effect on earnings per common share.

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Three Months Ended
                                                                 March 31

                                                             1994        1993
OPERATING ACTIVITIES
  Net income                                              $   2,560   $   2,516
  Depreciation                                                4,885       3,951
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                          465         831
  Changes in operating assets and liabilities                (2,267)     (6,781)
  Other - principally currency exchange adjustments           1,147      (2,502)
                                                          ---------   ---------
  Cash flow from operating activities                         6,790      (1,985)
                                                          ---------   ---------

INVESTING ACTIVITIES
  Property additions                                         (4,218)     (4,890)
  Property disposals                                            140          36
  Acquisitions and other investing                             (165)        (31)
                                                          ---------   ---------
  Cash flow from investing activities                        (4,243)     (4,885)
                                                          ---------   ---------

FINANCING ACTIVITIES
  Additions to long-term debt                                 1,581         413
  Reductions of long-term debt                                 (742)       (545)
  Cash dividends                                             (1,396)     (1,418)
  Purchases of company's stock                               (2,489)       (443)
  Changes in notes payable and short term debt                  943         262
                                                          ---------   ---------
  Cash flow from financing activities                        (2,103)     (1,731)
                                                          ---------   ---------
Effect of exchange rate changes on cash                          84      (1,355)
                                                          ---------   ---------
Increase/(decrease) in cash and cash equivalents                528      (9,956)
Beginning cash and cash equivalents                          46,434      55,409
                                                          ---------   ---------
Ending cash and cash equivalents                          $  46,962   $  45,453
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the three month periods ended March 31, 1994 and 1993. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The sales increase was mainly due to the inclusion of HAZCO Services, Inc., Dayton, Ohio, which was acquired in the last half of 1993. This acquisition added equipment rental services to the hazardous materials/environmental market. Commercial safety equipment sales in the U.S. were hampered by the adverse effects of severe weather and earthquakes on customers early in the year (which also affected MSA's operations). Such sales strengthened considerably by the end of the quarter. Sales of gas detection and monitoring instruments and specialty chemicals continued robust growth. Shipments of gas masks to the U.S. military were below prior years but are expected to increase as the year continues. International sales declined somewhat, mainly due to continued economic weakness in Germany.


     The increase in net income was due to higher U.S. sales and continued cost control. European operations, especially Germany, remain depressed by economic conditions, although improvement is expected as the year goes on as a result of restructuring. Earnings in Brazil were hurt by currency exchange effects from the latest bout of political and economic instability. Earnings per share benefitted from higher net income and reduced shares outstanding as a result of the share repurchase program.


     Comparative foreign currency exchange losses charged to income are as follows:

                                      Three Months Ended
                                           March 31
                                       1994       1993
                                     (Thousands of dollars)
  Transaction (gains)/losses              111       (426)
  Translation (gains)/losses              545        350
                                    ---------- ----------
                                          656        (76)
                                    ========== ==========


     Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant first quarter 1993 translation losses relate primarily to Germany, Italy and Britain.

                                     Three Months Ended
                                          March 31
                                       1994          1993
                                     (Thousands of dollars)
  Translation (gains)/losses             (287)     3,443

     At their meeting on April 27, 1994, the Board of Directors renewed an authorization for the company to repurchase up to 300,000 shares of its common stock from time to time in private transactions and on the over-the-counter market. The shares repurchased will be used for employee stock options and awards and other general business purposes. The timing and amount of the company's purchases will depend upon price and availability of shares.


     Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of March 31, 1994 were 3.8 and 11.0%, respectively, as compared to 3.7 and 11.0% at December 31, 1993.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

     None

  (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     March 31, 1994.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date:  May 10, 1994          By            S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer