Form 10-Q
period 1994-06-30
MINE SAFETY APPLIANCES CO
filed 1994-08-09
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1994             Commission File No. 0-2504


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


            Yes   X                                         No


As of July 31, 1994, there were outstanding 5,933,832 shares of common stock without par value.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                            June 30  December 31
                                                             1994        1993
ASSETS
  Current assets
    Cash                                                  $  10,761   $  10,953
    Temporary investments, at cost plus accrued interest     39,317      35,481
    Accounts receivable, less allowance (1994 - $2,722;
      1993 - $2,516)                                         82,384      81,897
    Inventories:
      Finished products                                      30,204      30,409
      Work in process                                        17,644      20,001
      Raw materials and supplies                             25,260      31,044
                                                          ---------   ---------
          Total inventories                                  73,108      81,454
                                                          ---------   ---------
    Other current assets                                     16,153      14,824
                                                          ---------   ---------
          Total current assets                              221,723     224,609
                                                          ---------   ---------

  Property, plant and equipment                             316,399     306,691
  Accumulated depreciation                                 (163,253)   (153,162)
                                                          ---------   ---------
          Net property                                      153,146     153,529
                                                          ---------   ---------

  Other assets                                               27,668      29,746
                                                          ---------   ---------
          TOTALS                                          $ 402,537   $ 407,884
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  25,853   $  27,219
    Federal, foreign, state and local income taxes           (2,264)     (3,474)
    Other current liabilities                                35,751      36,665
                                                          ---------   ---------
          Total current liabilities                          59,340      60,410
                                                          ---------   ---------

  Long-term debt                                             20,482      27,476
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits
                                                             62,020      60,254
  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,713,503 and 6,713,503 (outstanding
      5,935,021 and 6,011,628)                                8,048       8,048
    Cumulative translation adjustments                       (3,415)     (5,749)
    Retained earnings                                       289,162     287,286
    Less treasury shares, at cost:
      Preferred -  47,775 and  47,268 shares                 (1,548)     (1,532)
      Common    - 778,482 and 701,875 shares                (35,121)    (31,878)
                                                          ---------   ---------
          Total shareholders' equity                        260,695     259,744
                                                          ---------   ---------
          TOTALS                                          $ 402,537   $ 407,884
                                                          =========   =========

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
    (Thousands of dollars, except earnings per share and shares outstanding)
                                       Three Months Ended    Six Months Ended
                                          June 30               June 30

                                        1994       1993       1994       1993
Net sales                           $  115,133 $  107,840 $  224,655 $  212,703
Other income                             1,810        952      3,242      2,058
                                    ---------- ---------- ---------- ----------
                                       116,943    108,792    227,897    214,761
                                    ---------- ---------- ---------- ----------
Costs and expenses
  Cost of products sold                 71,559     67,571    142,072    134,661
  Selling, general and administrative   31,867     30,255     61,454     60,196
  Depreciation                           4,946      4,394      9,831      8,345
  Interest                                 786        410      1,394        808
  Currency exchange (gains)/losses       1,697      1,064      2,353        988
                                    ---------- ---------- ---------- ----------
                                       110,855    103,694    217,104    204,998
                                    ---------- ---------- ---------- ----------
Income from operations
  before income taxes                    6,088      5,098     10,793      9,763
Income taxes                             2,620      2,135      4,765      4,284
                                    ---------- ---------- ---------- ----------
Net income                          $    3,468 $    2,963 $    6,028 $    5,479
                                    ========== ========== ========== ==========

Earnings per common share (1)       $     0.57 $     0.48 $     1.00 $     0.89
                                    ========== ========== ========== ==========

Weighted average number of common
  shares outstanding                 5,963,238  6,096,385  5,963,238  6,096,385
                                    ========== ========== ========== ==========
Dividends paid on preferred stock   $       13 $       14 $       27 $       28
                                    ========== ========== ========== ==========

(1) Computed after dividends paid on preferred stock. Common shares reserved for outstanding options under the stock option and incentive plans would have a negligible dilutive effect on earnings per common share.

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Six Months Ended
                                                                 June 30

                                                             1994        1993
OPERATING ACTIVITIES
  Income from operations                                  $   6,028   $   5,479
  Depreciation                                                9,831       8,345
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                          801       1,197
  Changes in operating assets and liabilities                (1,128)     (8,275)
  Other - principally currency exchange adjustments           2,771        (588)
                                                          ---------   ---------
  Cash flow from operating activities                        18,303       6,158
                                                          ---------   ---------

INVESTING ACTIVITIES
  Property additions                                         (9,295)     (8,879)
  Property disposals                                          1,009         286
  Acquisitions and other investing                            5,839         159
                                                          ---------   ---------
  Cash flow from investing activities                        (2,447)     (8,434)
                                                          ---------   ---------

FINANCING ACTIVITIES
  Additions to long-term debt                                 1,629         415
  Reductions of long-term debt                               (8,978)       (846)
  Cash dividends                                             (2,774)     (2,837)
  Purchases of company's stock                               (3,259)       (739)
  Changes in notes payable and short term debt                  346         249
                                                          ---------   ---------
  Cash flow from financing activities                       (13,036)     (3,758)
                                                          ---------   ---------
Effect of exchange rate changes on cash                         824        (534)
                                                          ---------   ---------
Increase/(decrease) in cash and cash equivalents              3,644      (6,568)
Beginning cash and cash equivalents                          46,434      55,409
                                                          ---------   ---------
Ending cash and cash equivalents                          $  50,078   $  48,841
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the six month periods ended June 30, 1994 and 1993. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.


                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Most of the sales increase was due to the inclusion of HAZCO Services, Inc., Dayton, Ohio, which was acquired in the last half of 1993. This acquisition added equipment rental services and a significant presence in the hazardous materials/ environmental market. U.S. commercial safety equipment sales have been essentially flat, while sales of gas detection and monitoring instruments and specialty chemicals have maintained robust growth. Shipments of gas masks to the U.S. military have continued at reduced levels, although some modest improvement in the second half of this year is expected. Sales by the company's German and selected European affiliates remained depressed by economic conditions. Business grew particularly in Asia and Australia, while overall sales in other international markets have been firm.

     The increase in other income in the second quarter of 1994 was primarily due to an increase in rental income.

     The major contributors to the earnings increase were HAZCO, the U.S. Instrument Division and certain international operations. Operating earnings trends in 1994 in the U.S. were meaningfully better than net profit movement due to transitional expenses to reengineer the company's customer communications, distribution and cost management processes. European operations, although depressed by economic conditions, have improved as a result of restructuring. Earnings have shown encouraging growth in Canada, Australia and Asia to historically high levels. Latin American results, though, remain unsatisfactory. Earnings per share have benefitted from higher net income and reduced shares outstanding as a result of the share repurchase program.

     These results represent another step along the journey to return MSA to a satisfactory level of performance with a good way yet to travel. The company continues its strategy of particularly emphasizing innovation in products, services and business processes with the goals of improved customer response and lower cost. This will enhance growth in expanding markets and improve profitability in weak markets. We will also continue selective geographic extension of MSA's activities. The company has made progress in overcoming some unfavorable economic and market trends. We will continue to move forward in our journey. If external factors become neutral or more favorable, our speed along the way could accelerate.



















     Comparative foreign currency exchange losses charged to income are as follows:

                                     Three Months Ended      Six Months Ended
                                           June 30               June 30
                                       1994       1993       1994       1993
                                    (Thousands of dollars)(Thousands of dollars)
  Transaction (gains)/losses              437        125        548        (301)
  Translation (gains)/losses            1,260        939      1,805       1,289
                                    ---------  ---------  ---------   ---------
                                        1,697      1,064      2,353         988
                                    =========  =========  =========   =========


       Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant second quarter
1994 translation gains relate primarily to Germany, Australia,and Italy.   Year
to date 1993 translation losses relate primarily to Spain and Italy.

                                     Three Months Ended      Six Months Ended
                                            June 30               June 30
                                       1994       1993       1994       1993
                                    (Thousands of dollars)(Thousands of dollars)
  Translation (gains)/losses           (2,048)    (2,625)    (2,335)        818

       Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of June 30, 1994 were 3.7 and 8.2%, respectively, as compared to 3.7 and 11.0% at December 31, 1993.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.     Legal Proceedings

            Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

    (a)     April 27,1994 - Annual Meeting

    (b)     Directors elected at Annual Meeting:

            Calvin A. Campbell, Jr.
            G. Donald Gerlach
            John T. Ryan, Jr.

            Directors whose term of office continued after the meeting:

            Helen Lee Henderson
            John T. Ryan III
            Leo N. Short, Jr.
            John M. Arthur
            Joseph L. Calihan

    (c)     Election of three Directors for a term of three years

            Calvin A. Campbell, Jr.    For               5,523,828
                                       Withhold             24,743
                                       Broker Nonvotes      -0-

            G. Donald Gerlach          For               5,525,028
                                       Withhold             23,543
                                       Broker Nonvotes      -0-

            John T. Ryan, Jr.          For               5,539,478
                                       Withhold              9,093
                                       Broker Nonvotes      -0-


            Amendment to the Company's 1990 Non-Employee Directors' Stock Option Plan to increase annual stock option grants under the plan from 200 to 500 shares of Common Stock per non-employee director.

            For              5,310,324
            Against             55,605
            Abstain            182,642
            Broker Nonvotes     -0-

            Selection of Price Waterhouse as Auditors for the year ending December 31, 1994

            For              5,104,670
            Against              3,503
            Abstain            440,398
            Broker Nonvotes     -0-

    (d)     Not applicable

Item 6.      Exhibits and Reports on Form 8-K

    (a)      Exhibits

             3(i) Restated Articles of Incorporation as amended to April 27, 1989.

            10(a)* 1990 Non-Employee Directors' Stock Option Plan as amended to April 27, 1994.

            10(b)*   Executive Insurance Program

    (b)     Reports on Form 8-K

            No reports of Form 8-K were filed during the quarter ended June 30, 1994.

* The exhibits marked by an asterisk are compensatory plans or arrangements.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date: AUGUST 10, 1994                      By      S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer