Form 10-Q
period 1994-09-30
MINE SAFETY APPLIANCES CO
filed 1994-11-14
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1994             Commission File No. 0-2504


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


            Yes   X                                         No


As of October 31, 1994, there were outstanding 5,884,172 shares of common stock without par value.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                       September 30  December 31
                                                             1994        1993
ASSETS
  Current assets
    Cash                                                  $  13,562   $  10,953
    Temporary investments, at cost plus accrued interest     37,769      35,481
    Accounts receivable, less allowance (1994 - $2,867;
      1993 - $2,516)                                         85,795      81,897
    Inventories:
      Finished products                                      31,106      30,409
      Work in process                                        14,727      20,001
      Raw materials and supplies                             24,823      31,044
                                                          ---------   ---------
          Total inventories                                  70,656      81,454
                                                          ---------   ---------
    Other current assets                                     15,494      14,824
                                                          ---------   ---------
          Total current assets                              223,276     224,609
                                                          ---------   ---------

  Property, plant and equipment                             322,277     306,691
  Accumulated depreciation                                 (168,629)   (153,162)
                                                          ---------   ---------
          Net property                                      153,648     153,529
                                                          ---------   ---------

  Other assets                                               29,929      29,746
                                                          ---------   ---------
          TOTALS                                          $ 406,853   $ 407,884
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  26,289   $  27,219
    Federal, foreign, state and local income taxes           (1,044)     (3,474)
    Other current liabilities                                36,111      36,665
                                                          ---------   ---------
          Total current liabilities                          61,356      60,410
                                                          ---------   ---------

  Long-term debt                                             18,885      27,476
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits
                                                             61,356      60,254
  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,713,503 and 6,713,503 (outstanding
      5,886,626 and 6,011,628)                                8,048       8,048
    Cumulative translation adjustments                       (1,321)     (5,749)
    Retained earnings                                       293,764     287,286
    Less treasury shares, at cost:
      Preferred -  47,775 and  47,268 shares                 (1,548)     (1,532)
      Common    - 826,877 and 701,875 shares                (37,256)    (31,878)
                                                          ---------   ---------
          Total shareholders' equity                        265,256     259,744
                                                          ---------   ---------
          TOTALS                                          $ 406,853   $ 407,884
                                                          =========   =========

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
    (Thousands of dollars, except earnings per share and shares outstanding)
                                       Three Months Ended    Nine Months Ended
                                          September 30          September 30

                                        1994       1993       1994       1993
Net sales                           $  114,889 $  103,899 $  339,544 $  316,602
Other income                               997      2,861      4,239      4,919
                                    ---------- ---------- ---------- ----------
                                       115,886    106,760    343,783    321,521
                                    ---------- ---------- ---------- ----------
Costs and expenses
  Cost of products sold                 72,140     68,076    214,212    202,737
  Selling, general and administrative   30,421     30,257     91,875     90,453
  Depreciation                           4,382      4,631     14,213     12,976
  Interest                                 274        414      1,668      1,222
  Currency exchange (gains)/losses         918      1,228      3,271      2,216
                                    ---------- ---------- ---------- ----------
                                       108,135    104,606    325,239    309,604
                                    ---------- ---------- ---------- ----------
Income from operations
  before income taxes                    7,751      2,154     18,544     11,917
Income taxes                             3,158        743      7,923      5,027
                                    ---------- ---------- ---------- ----------
Net income                          $    4,593 $    1,411 $   10,621 $    6,890
                                    ========== ========== ========== ==========

Earnings per common share (1)       $     0.78 $     0.24 $     1.78 $     1.13
                                    ========== ========== ========== ==========

Weighted average number of common
  shares outstanding                 5,944,120  6,082,039  5,944,120  6,082,039
                                    ========== ========== ========== ==========
Dividends paid on preferred stock   $       13 $       14 $       40 $       42
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

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Nine Months Ended
                                                              September 30

                                                             1994        1993
OPERATING ACTIVITIES
  Income from operations                                  $  10,621   $   6,890
  Depreciation                                               14,213      12,976
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                       (1,235)      1,660
  Changes in operating assets and liabilities                (1,052)      1,183
  Other - principally currency exchange adjustments           4,813      (1,502)
                                                          ---------   ---------
  Cash flow from operating activities                        27,360      21,207
                                                          ---------   ---------

INVESTING ACTIVITIES
  Property additions                                        (13,154)    (19,028)
  Property disposals                                          1,036         405
  Acquisitions and other investing                            5,545      (5,799)
                                                          ---------   ---------
  Cash flow from investing activities                        (6,573)    (24,422)
                                                          ---------   ---------

FINANCING ACTIVITIES
  Additions to long-term debt                                 2,319       1,349
  Reductions of long-term debt                              (11,546)     (1,237)
  Cash dividends                                             (4,144)     (4,237)
  Purchases of company's stock                               (5,394)     (2,819)
  Changes in notes payable and short term debt                1,467        (195)
                                                          ---------   ---------
  Cash flow from financing activities                       (17,298)     (7,139)
                                                          ---------   ---------
Effect of exchange rate changes on cash                       1,408      (2,157)
                                                          ---------   ---------
Increase/(decrease) in cash and cash equivalents              4,897     (12,511)
Beginning cash and cash equivalents                          46,434      55,409
                                                          ---------   ---------
Ending cash and cash equivalents                          $  51,331   $  42,898
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the nine month periods ended September 30, 1994 and 1993. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.


                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Third quarter sales compare favorably to the same period of 1993 which were low due to adverse economic conditions. The main factor in the nine months sales growth is the inclusion of HAZCO Services, Inc., which was acquired in the last half of 1993. Equipment rentals to the hazardous materials/environmental market by HAZCO have grown significantly since the acquisition. The U.S. market for safety products is generally flat. Shipments to the U.S. military are essentially even with the prior year. Sales of instruments and specialty chemicals have continued to grow. Economic conditions have stabilized in Europe, and sales have recovered somewhat in Germany, Sweden and Spain. Other international markets are generally firm, with notable growth occurring in Australia, Canada, Brazil, Chile and Japan.


     The decrease in the third quarter 1994 other income as compared to the third quarter of 1993 is primarily the result of fixed asset losses and decreased research subsidies.


     Net income in 1994 reflects higher sales in the areas previously described and cost reductions in our major operations achieved through restructuring. These results compare favorably to 1993 which was depressed by adverse economic conditions and the timing impact of inventory adjustments. Ongoing process reengineering has resulted in significant reductions in U.S. manufacturing inventories. Some of these reductions resulted in a liquidation of LIFO values calculated at lower costs incurred prior to 1994. The approximate effect of this liquidation in 1994 has been to reduce cost of sales by $2,000,000 and to increase net income by $1,200,000, or 20 cents per share. Earnings per share have benefitted from higher net income and reduced shares outstanding as a result of the share repurchase program.


     These results show further improvement towards higher levels of performance. The company maintains its strategy of particularly emphasizing innovation in products, services and business processes with the goals of improved customer response and lower cost. This will enhance growth in expanding markets and improve profitability in weak markets. The company will also continue selective geographic extension of its activities.


     The lower third quarter 1993 effective tax rate is due primarily to the more proportionate impact of the tax benefit of foreign subsidiaries losses which have higher effective tax rates.


















     Comparative foreign currency exchange losses charged to income are as follows:

                                     Three Months Ended     Nine Months Ended
                                        September 30           September 30
                                       1994       1993       1994       1993
                                    (Thousands of dollars)(Thousands of dollars)
  Transaction (gains)/losses              180        157        728        (144)
  Translation (gains)/losses              738      1,071      2,543       2,360
                                    ---------  ---------  ---------   ---------
                                          918      1,228      3,271       2,216
                                    =========  =========  =========   =========


       Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant third quarter 1994 gains relate to Germany and Britain; year to date translation gains relate to Germany and Australia. Significant third quarter 1993 translation losses relate to Germany, Italy and Britain; year to date translation losses relate to Germany and Italy.

                                     Three Months Ended     Nine Months Ended
                                        September 30           September 30
                                       1994       1993       1994       1993
                                    (Thousands of dollars)(Thousands of dollars)
  Translation (gains)/losses           (2,093)     3,585     (4,428)      4,403

       Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of September 30, 1994 were 3.6 and 7.6%, respectively, as compared to 3.7 and 11.0% at December 31, 1993.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.     Legal Proceedings

               Not Applicable


Item 6.      Exhibits and Reports on Form 8-K

    (a)      Exhibits

               27 Financial Data Schedule

    (b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1994.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date: NOVEMBER 11, 1994                      By      S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer