Form 10-K
MINE SAFETY APPLIANCES CO
filed 1995-03-27
CIK 66570

                      Securities and Exchange Commission
                            Washington, D.C. 20549



                                  FORM 10-K
                                ANNUAL REPORT


                   Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934
                          For the fiscal year ended
                              December 31, 1994



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


For the fiscal year ended December 31, 1994           Commission File No. 0-2504


                        MINE SAFETY APPLIANCES COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Pennsylvania                                       25-0668780
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


     121 Gamma Drive
     RIDC Industrial Park
     O'Hara Township
     Pittsburgh, Pennsylvania                               15238
-----------------------------------------      --------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 412/967-3000
----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
--------------------------------------------------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                              No
                -----                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

As of February 17, 1995, there were outstanding 5,816,016 shares of common stock, no par value.

The aggregate market value of voting stock held by non-affiliates as of
February 17, 1995 was $158,185,000.                .

                                 (COVER PAGE)


                      DOCUMENTS INCORPORATED BY REFERENCE



The following documents have been incorporated by reference:

                                                                 FORM 10-K
DOCUMENT                                                        PART NUMBER
--------                                                        -----------

(1)  Annual Report to Shareholders
      for the year ended
      December 31, 1994                                          I, II, IV

(2)  Proxy Statement filed
      pursuant to Regulation 14A
      in connection with the registrant's
      Annual Meeting of Shareholders to
      be held on April 26, 1995                                        III

                                    PART I


Item 1.  Business
-----------------

     Products and Markets:
     --------------------

     The primary business of the registrant and its affiliated companies is the manufacture and sale of products designed to protect the safety and health of workers throughout the world.

     Principal products include respiratory protective equipment that is air-purifying, air-supplied and self-contained in design. The registrant also produces instruments that monitor and analyze workplace environments and control industrial processes. Personal protective products include head, eye and face, body and hearing protectors. For the mining industry, the registrant provides mine lighting, rockdusting equipment, fire-fighting foam and foam application equipment. Health-related products include emergency care items and hospital instruments.

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

     Orders, except under contracts with the Department of Defense and with international governments, are generally filled promptly after receipt and the production period for special items is usually less than one year. The backlog of orders under contracts with the Department of Defense and certain international governments is summarized as follows:


                                    December 31
                             -------------------------
                              1994     1993     1992
                             -------  -------  -------
                                  (In thousands)
                             -------------------------
Department of Defense        $36,200  $54,900  $65,600
International Governments      8,800   12,500   12,500


     Approximately $8,900,000 under contracts with the Department of Defense and $3,800,000 with international governments are expected to be shipped after December 31, 1995.

     Further information with respect to the registrant's products, operations in different geographic areas, equity in earnings and assets of international affiliated companies, and significant customers is reported at Note 6 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareholders for the year ended December 31, 1994, incorporated herein by reference.

  Research:
  --------

     The registrant and its affiliated companies engage in applied research with a view to developing new products and new applications for existing products. Most of its products are designed and manufactured to meet currently applicable performance and test standards published by groups such as ANSI (American National Standards Institute), MSHA (Mine Safety & Health Administration), NIOSH (National Institute for Occupational Safety and Health), UL (Underwriters' Laboratories), SEI (Safety Equipment Institute) and FM (Factory Mutual). The registrant also from time to time engages in research projects for others such as the Bureau of Mines and the Department of Defense or its prime contractors. Registrant-sponsored research and development costs were $20,575,000 in 1994, $21,000,000 in 1993, and $20,938,000 in 1992.

     In the aggregate, patents have represented an important element in building up the business of the registrant and its affiliates, but in the opinion of management no one patent or group of patents is of material significance to the business as presently conducted.

  General:
  -------

     The company was founded in 1914 and is headquartered in Pittsburgh, Pennsylvania. As of December 31, 1994, the registrant and its affiliated companies had approximately 4,500 employees, of which 2,000 were employed by international affiliates. None of the U.S. employees are subject to the provisions of a collective bargaining agreement.

     In the United States and in those countries in which the registrant has affiliates, its products are sold primarily by its own salespersons, supplemented in the case of certain markets by independent distributors and/or manufacturers' representatives. In international countries where the registrant has no affiliate, products are sold primarily through independent distributors located in those countries.

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

     As of the end of 1992, the registrant decided to discontinue the operation of Transfer-Metallisierte Produkte GmbH (TMP), a joint venture in Germany to produce metallized paper. This venture, unrelated to the registrant's safety products, had been a financial drain on the registrant. Operating activities ceased during 1993; the registrant continues to dispose of its assets and settle its liabilities, and continues to believe that this action will not have a
significant effect on the registrant's financial condition.   In the third
quarter of 1993, the registrant acquired HAZCO Services, a U.S. based distribution and rental supplier serving the hazardous materials/environmental market. No material changes in the registrant's commercial operations are expected to occur during 1995. Sales of defense products, which continue to be an important market segment, increased in 1994. Incoming orders were significantly less than shipments in 1994, and lower than 1993 incoming orders. In January 1995 the registrant was awarded an additional contract for gas masks totalling $15,200,000, for which deliveries are scheduled over a one year period from October 1995. Further information about the registrant's business is included in Discussion and Analysis of Financial Condition and Results of Operations at pages 10 to 12 of the Annual Report to Shareholders, incorporated herein by reference.

                         (Item 1 continued at page 7)

     Executive Officers and Significant Employees:
     --------------------------------------------

                            All Positions and Offices
   Name              Age         Presently Held
   ----              ---    -------------------------
J. T. Ryan III       51     President, Chairman and
                            Chief Executive Officer

T. B. Hotopp         53     Senior Vice President

J. E. Herald         54     Vice President - Finance
                            (Chief Financial Officer)

W. E. Christen       50     Vice President

J. W. Joy            62     Vice President

W. B. Miller, Jr.    61     Vice President

G. W. Steggles       60     Vice President

F. Tepper            60     Vice President

D. H. Cuozzo         61     Secretary

D. L. Zeitler        46     Treasurer

B. V. DeMaria        47     Director of Human Resources

J. R. Heggestad      58     Director of Operations, Safety Products

     All the executive officers and significant employees have been employed by the registrant since prior to January 1, 1990 and have held their present positions since prior to that date except as follows:

     (a) Mr. Ryan III was elected Chief Executive Officer and Chairman of the Board on August 28, 1991, effective from October 1, 1991. On April 25, 1990 he was elected President. He previously was the Executive Vice President.

     (b) Mr. Hotopp was employed by the registrant on July 29, 1991 and elected Senior Vice President and General Manager, Safety Products. From prior to January 1, 1990 until he joined the registrant, Mr. Hotopp was Senior Vice President, Sales and Marketing and later President of Kingston Warren Corporation, a manufacturer of rubber-metal composites for automotive, computer and material handling industries.

     (c) Mr. Christen was elected a corporate Vice President on October 31, 1991. He was previously General Director, Auergesellschaft, an affiliate of the registrant, and Vice President and Managing Director of MSA Europe, a division of the registrant.

     (d) Mr. Joy was elected Vice President on October 31, 1991. He was previously Director, Sales and Market Development.

     (e) Mr. Steggles was employed by the registrant on May 4, 1992 and elected Vice President. From prior to January 1, 1990 until he joined the registrant, Mr. Steggles was Vice President of International Marketing and Sales with the BMY Division of Harsco Corp., a manufacturer of tracked and wheeled vehicles.

     (f) Mr. DeMaria was appointed Director, Human Resources on September 1, 1994. He previously was Manager, Employee Benefits.

     The primary responsibilities of these officers and significant employees follows:

Individual                                Responsibilities
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

Mr. Cuozzo                     General Counsel and corporate taxes

Mr. Zeitler                    Cash and risk insurance management

Mr. DeMaria                    Personnel, benefits, training

Mr. Heggestad                  Manufacturing operations, safety products in
                               the U.S.


Item 2. Properties
------------------
     World Headquarters:
     ------------------

     The registrant's executive offices are located at 121 Gamma Drive, RIDC Industrial Park, O'Hara Township, Pittsburgh, Pennsylvania 15238. This facility contains approximately 138,000 sq. ft.

     Production and Research Facilities:
     ----------------------------------

     The registrant's principal U.S. manufacturing and research facilities are located in the Greater Pittsburgh area in buildings containing approximately 1,104,000 square feet. Other U.S. manufacturing and research facilities of the registrant are located in Esmond, Rhode Island (186,000 sq. ft.), Jacksonville, North Carolina (107,000 sq. ft.), Lyons, Colorado (10,000 sq. ft.), Sparks, Maryland (37,000 sq. ft.), and Dayton, Ohio (23,000 sq. ft.).

     Manufacturing facilities of international affiliates of the registrant are located in major cities in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, Peru, Scotland, Spain, and Sweden. The most significant are located in Germany (approximately 430,000 sq. ft., excluding 127,000 sq. ft. leased to others), and in Glasgow, Scotland (approximately 141,000 sq. ft.); research activities are also conducted at these facilities.

     Virtually all of these buildings are owned by the registrant and its affiliates and are constructed of granite, brick, concrete block, steel or other fire-resistant materials. The German facility is owned subject to encumbrances securing indebtedness in the aggregate amount of $5,587,000 as of December 31, 1994.

     Sales Offices and Warehouses:
     ----------------------------

     The registrant and its U.S. affiliates own seven warehouses and lease 13 other distribution warehouses with aggregate floor space of approximately 279,000 sq. ft. in or near principal cities in 13 states in the United States. Leases expire at various dates through 1998. Sales offices and distribution warehouses are owned or leased in or near principal cities in 22 other countries in which the registrant's affiliates are located.

Item 3.  Legal Proceedings
--------------------------
     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     No matters were submitted to a vote of security holders during fourth quarter 1994.

                                    PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

Item 6.     Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.     Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

    Incorporated by reference herein pursuant to Rule 12b - 23 are

     Item 5 - "Common Stock" appearing at page 12

     Item 6 - "Five-Year Summary of Selected Financial Data" appearing at page
              23

     Item 7 - "Discussion and Analysis of Financial Condition and Results of Operations" appearing at pages 10 to 12

     Item 8 - "Financial Statements and Notes to Consolidated Financial Statements" appearing at pages 13 to 22 of the Annual Report to Shareholders for the year ended December 31, 1994. Said pages of the Annual Report are submitted with this report and pursuant to Item 601(b)(13) of Regulation S-K shall be deemed filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a) hereof.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
     Financial Disclosure
     --------------------
     Not applicable.

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Item 13.    Certain Relationships and Related Transactions
-------------------------------------------------------------------------------

     Incorporated by reference herein pursuant to Rule 12b - 23 are
(1) "Election of Directors" appearing at pages 1 to 3, (2) "Other Information Concerning Directors and Officers" appearing at pages 4 to 9 (except as excluded below), and (3) "Security Ownership" appearing at pages 10 to 12 (except as excluded below) of the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant's Annual Meeting of Shareholders to be held on April 26, 1995. The information appearing in such Proxy Statement under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Five-Year Cumulative Total Return" is not incorporated herein.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  1 and 2.      Financial Statements

                        The following information appearing on pages 13 to 22 inclusive in the Annual Report to Shareholders of the registrant for the year ended December 31, 1994, is incorporated herein by reference pursuant to Rule 12b-23.

     Report of Independent Accountants

     Consolidated Balance Sheet - December 31, 1994 and 1993

     Consolidated Statement of Income - three years ended December 31, 1994

     Consolidated Statement of Earnings Retained in the Business - three years ended December 31, 1994

     Consolidated Statement of Cash Flows - three years ended December 31, 1994

     Notes to Consolidated Financial Statements

Said pages of the Annual Report are submitted with this report and, pursuant to
Item 601(b)(13) of Regulation S-K shall be deemed to be filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a)(1) and (2) hereof.

     The following additional financial information for the three years ended December 31, 1994 is filed with the report and should be read in conjunction with the above financial statements:

     Report of Independent Accountants on Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements listed above.

(a)  3.   Exhibits
          (3)(i) Restated Articles of Incorporation as amended to April 27, 1989, filed in Form 10-Q on August 5, 1994, are incorporated herein by reference.

          (3)(ii) By-laws of the registrant, as amended to August 29, 1990, filed in Form 10-Q on November 9, 1990, are incorporated herein by reference.

          (10)(a) * 1987 Management Share Incentive Plan, filed in Form 10-K on March 25, 1994, is incorporated herein by reference.

          (10)(b) * 1990 Non-Employee Directors' Stock Option Plan, as amended to April 27, 1994, filed in Form 10-Q on August 5, 1994, is incorporated herein by reference.

          (10)(c) * Executive Insurance Program, filed in Form 10-Q on August 5, 1994, is incorporated herein by reference.

          (10)(d) * Extension of Consulting Agreement for the period January 1, 1992 through December 31, 1996, and June 30, 1977 Consulting Agreement with John T. Ryan, Jr. filed in Form 10-K on March 27, 1992, is incorporated herein by reference.

          (10)(e) * December 29, 1993 Consulting agreement with Leo N. Short, Jr., filed in Form 10-K on March 25, 1994, is incorporated herein by reference.

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

          (13)   Annual Report to Shareholders for year ended December 31, 1994

          (21)   Affiliates of the registrant

          (23)   Consent of Price Waterhouse LLP, independent accountants

          (27)   Financial Data Schedule (filed in electronic format only)

          The registrant agrees to furnish to the Commission upon request copies of all instruments with respect to long-term debt referred to in Note 12 of the Notes to Consolidated Financial Statements filed as part of
          Exhibit 13 to this annual report which have not been previously filed or are not filed herewith.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1994.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MINE SAFETY APPLIANCES COMPANY

   March 27, 1995                      By   /s/ John T. Ryan III
--------------------                     --------------------------------
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

    Signature                        Title                        Date
-----------------                  ---------                     --------

/s/ John T. Ryan III           Director; President,           March 27, 1995
---------------------------    Chairman of the Board
    John T. Ryan III           and Chief Executive Officer

/s/ James E. Herald            Vice President--Finance;       March 27, 1995
---------------------------    Principal Financial and
    James E. Herald            Accounting Officer

/s/ Joseph L. Calihan          Director                       March 27, 1995
---------------------------
    Joseph L. Calihan

/s/ Calvin A. Campbell, Jr.    Director                       March 27, 1995
---------------------------
    Calvin A. Campbell, Jr.

/s/ G. Donald Gerlach          Director                       March 27, 1995
---------------------------
    G. Donald Gerlach

/s/ Helen Lee Henderson        Director                       March 27, 1995
---------------------------
    Helen Lee Henderson

/s/ John T. Ryan, Jr.          Director                       March 27, 1995
---------------------------
    John T. Ryan, Jr.

/s/ Leo N. Short, Jr.          Director                       March 27, 1995
---------------------------
    Leo N. Short, Jr.

                       Report of Independent Accountants
                        on Financial Statement Schedule

To the Board of Directors of
Mine Safety Appliances Company

Our audits of the consolidated financial statements referred to in our report dated February 17, 1995, appearing on page 13 of the 1994 Annual Report to Shareholders of Mine Safety Appliances Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

Pittsburgh, Pennsylvania
February 17, 1995

                                                                   SCHEDULE II

                 MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1994
                                (IN THOUSANDS)


                                                1994      1993      1992
                                               ------    ------    ------
Allowance for doubtful accounts:

Balance at beginning of year                   $2,516    $2,453    $1,601
Additions-
  Charged to costs and expenses                   741       644     1,383
Deductions from reserves (1)                    1,155       581       531
                                               ------    ------    ------
Balance at end of year                         $2,102    $2,516    $2,453
                                               ======    ======    ======

(1) Bad debts written off, net of recoveries.