Form 10-Q
period 1995-03-31
MINE SAFETY APPLIANCES CO
filed 1995-05-11
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1995             Commission File No. 0-2504


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


            Yes   X                                         No


As of April 30, 1995, there were outstanding 5,813,872 shares of common stock without par value.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                           March 31  December 31
                                                             1995        1994
ASSETS
  Current assets
    Cash                                                  $   6,551   $  10,108
    Temporary investments, at cost plus accrued interest     43,315      44,312
    Accounts receivable, less allowance (1995 - $2,263;
      1994 - $2,102)                                         86,380      88,698
    Inventories:
      Finished products                                      37,498      33,576
      Work in process                                        17,559      14,013
      Raw materials and supplies                             27,729      29,377
                                                          ---------   ---------
          Total inventories                                  82,786      76,966
                                                          ---------   ---------
    Other current assets                                     18,319      17,232
                                                          ---------   ---------
          Total current assets                              237,351     237,316
                                                          ---------   ---------

  Property, plant and equipment                             329,427     322,109
  Accumulated depreciation                                 (177,295)   (170,153)
                                                          ---------   ---------
          Net property                                      152,132     151,956
                                                          ---------   ---------

  Other assets                                               32,871      27,779
                                                          ---------   ---------
          TOTALS                                          $ 422,354   $ 417,051
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  29,109   $  35,607
    Federal, foreign, state and local income taxes            1,600      (1,090)
    Other current liabilities                                36,448      36,305
                                                          ---------   ---------
          Total current liabilities                          67,157      70,822
                                                          ---------   ---------

  Long-term debt                                             16,418      16,564
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits                           66,094      63,690

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,714,003  (outstanding 5,813,872
      and 5,815,672)                                          8,068       8,048
    Cumulative translation adjustments                        1,844        (699)
    Retained earnings                                       301,244     296,993
    Less treasury shares, at cost:
      Preferred  -  47,875 and  47,775 shares                (1,551)     (1,548)
      Common     - 900,131 and 897,831 shares               (40,489)    (40,388)
                                                          ---------   ---------
          Total shareholders' equity                        272,685     265,975
                                                          ---------   ---------
          TOTALS                                          $ 422,354   $ 417,051
                                                          =========   =========

                     MINE SAFETY APPLIANCES COMPANY
               CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Thousands of dollars, except earnings per share and shares outstanding)
                                                     Three Months Ended
                                                        March 31

                                                      1995       1994
Net sales                                         $  118,162 $  109,522
Other income                                           1,572      1,432
                                                  ---------- ----------
                                                     119,734    110,954
                                                  ---------- ----------
Costs and expenses
  Cost of products sold                               71,816     70,513
  Selling, general and administrative                 31,774     29,587
  Depreciation                                         4,986      4,885
  Interest                                               425        608
  Currency exchange (gains)/losses                       822        656
                                                  ---------- ----------
                                                     109,823    106,249
                                                  ---------- ----------
Income from operations before income taxes             9,911      4,705
Income taxes                                           4,193      2,145
                                                  ---------- ----------
Net income                                        $    5,718 $    2,560
                                                  ========== ==========

Earnings per common share (1)                     $     0.98 $     0.43
                                                  ========== ==========

Weighted average number of common
  shares outstanding                               5,814,801  5,990,946
                                                  ========== ==========
Dividends paid on preferred stock                 $       13 $       14
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

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Three Months Ended
                                                                 March 31

                                                             1995        1994
OPERATING ACTIVITIES
  Income from operations                                  $   5,718   $   2,560
  Depreciation                                                4,986       4,885
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                         (784)        465
  Changes in operating assets and liabilities                (6,033)     (2,267)
  Other - principally currency exchange adjustments           2,046       1,147
                                                          ---------   ---------
  Cash flow from operating activities                         5,933       6,790
                                                          ---------   ---------

INVESTING ACTIVITIES
  Property additions                                         (4,318)     (4,218)
  Property disposals                                            384         140
  Acquisitions and other investing                           (3,025)       (165)
                                                          ---------   ---------
  Cash flow from investing activities                        (6,959)     (4,243)
                                                          ---------   ---------

FINANCING ACTIVITIES
  Additions to long-term debt                                             1,581
  Reductions of long-term debt                                 (462)       (742)
  Cash dividends                                             (1,467)     (1,396)
  Stock options and purchases of company's stock                (84)     (2,489)
  Changes in notes payable and short term debt               (2,753)        943
                                                          ---------   ---------
  Cash flow from financing activities                        (4,766)     (2,103)
                                                          ---------   ---------
Effect of exchange rate changes on cash                       1,238          84
                                                          ---------   ---------
Increase/(decrease) in cash and cash equivalents             (4,554)        528
Beginning cash and cash equivalents                          54,420      46,434
                                                          ---------   ---------
Ending cash and cash equivalents                          $  49,866   $  46,962
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the three-month periods ended March 31, 1995 and 1994. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     The sales increase occurred in several areas. Commercial safety equipment sales in the U.S. were higher than sales in early 1994, which were slowed partly due to the adverse effect of severe weather and earthquakes on MSA and customer operations. Sales of gas detection and monitoring instruments and rental services to environmental markets continued to increase. Shipments of gas masks to the U.S. military were near prior year levels. International sales were also higher, mostly due to currency exchange. In local currency, notable sales increases occurred in Germany,Sweden, Canada, and Brazil.


     The increase in net income was mainly in U.S. operations due to higher sales and production levels (which were depressed in the corresponding period of 1994 as mentioned previously) combined with further cost reductions. Additionally, the company's European operations have achieved a turnaround in profitability as a result of cost reductions and some sales growth. The profitability of MSA's operations in Brazil has also improved significantly in an unprecedented period of economic stability. Earnings per share benefitted from higher net income and reduced shares outstanding as a result of a share repurchase program.


     These results represent another step along the way to longer term performance goals. International economic conditions are volatile, especially in Latin America and in the German and Japanese currency exchange markets. It is clear that our business is performing better in 1995, and we are generally optimistic about future business prospects. However, the extent of the improvement will depend upon business and customer buying patterns during the remainder of the year,as ours is a business whose sales mostly come from current orders.


     The higher effective tax rate in 1994 was due primarily to the impact of losses of international affiliates.


     Comparative foreign currency exchange losses charged to income are as follows:

                                      Three Months Ended
                                           March 31
                                       1995       1994
                                     (Thousands of dollars)
  Transaction (gains)/losses              337        111
  Translation (gains)/losses              485        545
                                    ---------- ----------
                                          822        656
                                    ========== ==========


     Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant first quarter 1995 translation gains relate primarily to Germany and Netherlands.

                                     Three Months Ended
                                          March 31
                                       1995          1994
                                     (Thousands of dollars)
  Translation (gains)/losses           (2,543)      (287)


     Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of March 31, 1995 were 3.5 and 6.4%, respectively, as compared to 3.4 and 7.5% at December 31, 1994.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       (10)  *   Board of Directors April 24, 1984 Resolution providing for payment by the Company to officers the difference between amounts payable under terms of the Company's Non-Contributory
                 Pension Plan and the benefit limitations of Section 415 of the Internal Revenue Code.

* The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

  (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     March 31, 1995.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date:  May 12, 1995          By            S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer