Form 10-Q
period 1995-06-30
MINE SAFETY APPLIANCES CO
filed 1995-08-07
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995             Commission File No. 0-2504


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


            Yes   X                                         No


As of July 31, 1995, there were outstanding 5,779,503 shares of common stock without par value.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                           June 30   December 31
                                                             1995        1994
ASSETS
  Current assets
    Cash                                                  $   9,693   $  10,108
    Temporary investments, at cost plus accrued interest     43,401      44,312
    Accounts receivable, less allowance (1995 - $2,401;
      1994 - $2,102)                                         82,208      88,698
    Inventories:
      Finished products                                      39,713      33,576
      Work in process                                        17,626      14,013
      Raw materials and supplies                             29,924      29,377
                                                          ---------   ---------
          Total inventories                                  87,263      76,966
                                                          ---------   ---------
    Other current assets                                     21,279      17,232
                                                          ---------   ---------
          Total current assets                              243,844     237,316
                                                          ---------   ---------

  Property, plant and equipment                             336,425     322,109
  Accumulated depreciation                                 (183,266)   (170,153)
                                                          ---------   ---------
          Net property                                      153,159     151,956
                                                          ---------   ---------

  Other assets                                               32,078      27,779
                                                          ---------   ---------
          TOTALS                                          $ 429,081   $ 417,051
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  28,397   $  35,607
    Federal, foreign, state and local income taxes             (910)     (1,090)
    Other current liabilities                                39,975      36,305
                                                          ---------   ---------
          Total current liabilities                          67,462      70,822
                                                          ---------   ---------

  Long-term debt                                             17,166      16,564
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits
                                                             67,509      63,690
  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,714,003 and 6,713,503 (outstanding
      5,812,105 and 5,815,672)                                8,068       8,048
    Cumulative translation adjustments                        3,751        (699)
    Retained earnings                                       303,688     296,993
    Less treasury shares, at cost:
      Preferred -  47,885 and  47,775 shares                 (1,552)     (1,548)
      Common    - 901,898 and 897,831 shares                (40,580)    (40,388)
                                                          ---------   ---------
          Total shareholders' equity                        276,944     265,975
                                                          ---------   ---------
          TOTALS                                          $ 429,081   $ 417,051
                                                          =========   =========

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
    (Thousands of dollars, except earnings per share and shares outstanding)
                                       Three Months Ended    Six Months Ended
                                            June 30               June 30

                                        1995       1994       1995       1994
Net sales                           $  125,207 $  115,133 $  243,369 $  224,655
Other income                             1,512      1,810      3,084      3,242
                                    ---------- ---------- ---------- ----------
                                       126,719    116,943    246,453    227,897
                                    ---------- ---------- ---------- ----------
Costs and expenses
  Cost of products sold                 76,684     71,559    148,500    142,072
  Selling, general and administrative   34,650     31,867     66,424     61,454
  Depreciation                           5,188      4,946     10,174      9,831
  Interest                                 579        786      1,004      1,394
  Currency exchange (gains)/losses         314      1,697      1,136      2,353
                                    ---------- ---------- ---------- ----------
                                       117,415    110,855    227,238    217,104
                                    ---------- ---------- ---------- ----------
Income from operations
  before income taxes                    9,304      6,088     19,215     10,793
Income taxes                             3,693      2,620      7,886      4,765
                                    ---------- ---------- ---------- ----------
Net income                          $    5,611 $    3,468 $   11,329 $    6,028
                                    ========== ========== ========== ==========

Earnings per common share (1)       $     0.96 $     0.57 $     1.94 $     1.00
                                    ========== ========== ========== ==========

Weighted average number of common
  shares outstanding                 5,814,042  5,963,238  5,814,042  5,963,238
                                    ========== ========== ========== ==========
Dividends paid on preferred stock   $       14 $       13 $       27 $       27
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

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Six Months Ended
                                                                 June 30

                                                             1995        1994
OPERATING ACTIVITIES
  Income from operations                                  $  11,329   $   6,028
  Depreciation                                               10,174       9,831
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                       (1,173)        801
  Changes in operating assets and liabilities                (8,797)     (1,128)
  Other - principally currency exchange adjustments           3,321       2,771
                                                          ---------   ---------
  Cash flow from operating activities                        14,854      18,303
                                                          ---------   ---------

INVESTING ACTIVITIES
  Property additions                                         (9,455)     (9,295)
  Property disposals                                            403       1,009
  Acquisitions and other investing                           (3,895)      5,839
                                                          ---------   ---------
  Cash flow from investing activities                       (12,947)     (2,447)
                                                          ---------   ---------

FINANCING ACTIVITIES
  Additions to long-term debt                                   851       1,629
  Reductions of long-term debt                                 (702)     (8,978)
  Cash dividends                                             (3,052)     (2,774)
  Stock options and purchases of company's stock               (176)     (3,259)
  Changes in notes payable and short term debt               (2,198)        346
                                                          ---------   ---------
  Cash flow from financing activities                        (5,277)    (13,036)
                                                          ---------   ---------
Effect of exchange rate changes on cash                       2,044         824
                                                          ---------   ---------
Increase/(decrease) in cash and cash equivalents             (1,326)      3,644
Beginning cash and cash equivalents                          54,420      46,434
                                                          ---------   ---------
Ending cash and cash equivalents                          $  53,094   $  50,078
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the six-month periods ended June 30, 1995 and 1994. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.


                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


       The sales growth is due to several factors. U.S. commercial safety equipment revenues are moderately up, led by increases in sales of self-contained breathing apparatus to fire services, of protective helmets to general safety markets and of exports. Sales of gas detection and monitoring instruments continue to increase, especially to the industrial cooling market. Rental revenues to the environmental services market also are higher. Shipments of gas masks to the U.S. military have declined somewhat, as expected. (However, the effect of this was more than offset by better production cost performance.) International sales are higher, assisted in part by changes in currency transla-tion rates. In local currency, the most notable sales increases have occurred in Brazil and Europe.

       The growth in net income has occurred in several areas. The profitability of U.S. operations has improved with higher sales and manufacturing levels com-bined with cost reductions from enhanced productivity and careful expense management. Earnings from European operations remain at relatively low levels, but are slowly improving with increased sales and lower costs. Profits from MSA's Brazil operation have improved substantially following governmental economic reforms implemented in July of 1994. Improvement in Latin American earnings accounts for a significant proportion of the corporate earnings growth. Consolidated earnings per share benefitted from higher net income and reduced shares outstanding as a result of a share repurchase program.

       A higher level of performance has been achieved so far in 1995. The company is going at a pace to reach our short term goals for this year, although our longer term objectives are still a good journey ahead. The company's profits in the first half of 1994 were relatively low, but were stronger in the second half of that year. While we are working for further performance improvements, it is not realistic to expect quarterly earnings percentage growth above last year's results to be as high for the remainder of this year.

     The higher effective tax rates for the quarter and the six months ended June 30,1994 were primarily the result of currency translation losses not deductible for tax purposes. Excluding the effects of currency translations, the comparative 1995 effective tax rate would be higher for both the quarter and the six-month period, due primarily to the impact of taxes being provided in 1995 by an international affiliate that previously was in a tax-loss-carryforward status.















     Comparative foreign currency exchange losses charged to income are as follows:

                                     Three Months Ended     Six Months Ended
                                           June 30               June 30
                                       1995       1994       1995       1994
                                    (Thousands of dollars)(Thousands of dollars)
  Transaction (gains)/losses              148        437        485         548
  Translation (gains)/losses              166      1,260        651       1,805
                                    ---------  ---------  ---------   ---------
                                          314      1,697      1,136       2,353
                                    =========  =========  =========   =========


       Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant second quarter 1995 gains relate to Germany and Japan; year to date translation gains relate also to Germany and Japan.

                                     Three Months Ended     Six Months Ended
                                           June 30                June 30
                                       1995       1994       1995       1994
                                    (Thousands of dollars)(Thousands of dollars)
  Translation (gains)/losses           (1,907)    (2,048)    (4,450)     (2,335)

       Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of June 30, 1995 were 3.6 and 6.5%, respectively, as compared to 3.4 and 7.5% at December 31, 1994.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.     Legal Proceedings

               Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

               (a) April 26, 1995 - Annual Meeting

               (b) Directors elected at Annual Meeting:

                   Helen Lee Henderson
                   John T. Ryan III
                   Leo N. Short, Jr.

                   Directors whose term of office continued after the meeting:

                   Joseph L. Calihan
                   Calvin A. Campbell, Jr.
                   G. Donald Gerlach
                   John T. Ryan, Jr.  (Died July 31, 1995)

               (c) Election of two Directors for a term of three years and one
                   Director for a term of one year

                   Three-Year Term

                   Helen Lee Henderson        For            5,450,166
                                              Withhold          26,317
                                              Broker Nonvotes    -0-

                   John T. Ryan III           For            5,452,900
                                              Withhold          23,583
                                              Broker Nonvotes    -0-

                   One-Year Term

                   Leo N. Short, Jr.          For            5,450,216
                                              Withhold          26,267
                                              Broker Nonvotes    -0-

                   Selection of Price Waterhouse as Auditors for the year ending December 31, 1995

                          For                 5,047,061
                          Against                 5,100
                          Abstain               424,322
                          Broker Nonvotes         -0-

               (d) Not applicable






Item 6.      Exhibits and Reports on Form 8-K

               (a) Exhibits

                     None

               (b) Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended June 30, 1995.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date: AUGUST 7, 1995                      By          S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer