Form 10-Q
period 1995-09-30
MINE SAFETY APPLIANCES CO
filed 1995-11-13
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1995             Commission File No. 0-2504


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


            Yes   X                                         No


As of October 31, 1995, there were outstanding 5,783,126 shares of common stock without par value.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                         September30 December 31
                                                             1995        1994
ASSETS
  Current assets
    Cash                                                  $   6,486   $  10,108
    Temporary investments, at cost plus accrued interest     47,686      44,312
    Accounts receivable, less allowance (1995 - $2,560;
      1994 - $2,102)                                         86,162      88,698
    Inventories:
      Finished products                                      36,862      33,576
      Work in process                                        17,947      14,013
      Raw materials and supplies                             31,093      29,377
                                                          ---------   ---------
          Total inventories                                  85,902      76,966
                                                          ---------   ---------
    Other current assets                                     21,950      17,232
                                                          ---------   ---------
          Total current assets                              248,186     237,316
                                                          ---------   ---------

  Property, plant and equipment                             335,567     322,109
  Accumulated depreciation                                 (185,200)   (170,153)
                                                          ---------   ---------
          Net property                                      150,367     151,956
                                                          ---------   ---------

  Other assets                                               28,739      27,779
                                                          ---------   ---------
          TOTALS                                          $ 427,292   $ 417,051
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  27,849   $  35,607
    Federal, foreign, state and local income taxes             (170)     (1,090)
    Other current liabilities                                41,335      36,305
                                                          ---------   ---------
          Total current liabilities                          69,014      70,822
                                                          ---------   ---------

  Long-term debt                                             15,362      16,564
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits
                                                             65,667      63,690
  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,718,543 and 6,713,503 (outstanding
      5,783,126 and 5,815,672)                                8,264       8,048
    Cumulative translation adjustments                        1,712        (699)
    Retained earnings                                       307,533     296,993
    Less treasury shares, at cost:
      Preferred -  47,935 and  47,775 shares                 (1,553)     (1,548)
      Common    - 935,417 and 897,831 shares                (42,276)    (40,388)
                                                          ---------   ---------
          Total shareholders' equity                        277,249     265,975
                                                          ---------   ---------
          TOTALS                                          $ 427,292   $ 417,051
                                                          =========   =========

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
    (Thousands of dollars, except earnings per share and shares outstanding)
                                       Three Months Ended   Nine Months Ended
                                         September 30          September 30

                                        1995       1994       1995       1994
Net sales                           $  119,995 $  114,889 $  363,364 $  339,544
Other income                             1,057        997      4,141      4,239
                                    ---------- ---------- ---------- ----------
                                       121,052    115,886    367,505    343,783
                                    ---------- ---------- ---------- ----------
Costs and expenses
  Cost of products sold                 74,885     72,140    223,385    214,212
  Selling, general and administrative   35,035     30,421    101,459     91,875
  Depreciation                           4,843      4,382     15,017     14,213
  Interest                                 294        274      1,298      1,668
  Currency exchange (gains)/losses        (304)       918        832      3,271
                                    ---------- ---------- ---------- ----------
                                       114,753    108,135    341,991    325,239
                                    ---------- ---------- ---------- ----------
Income from operations
  before income taxes                    6,299      7,751     25,514     18,544
Income taxes                             2,463      3,158     10,349      7,923
                                    ---------- ---------- ---------- ----------
Net income                          $    3,836 $    4,593 $   15,165 $   10,621
                                    ========== ========== ========== ==========

Earnings per common share (1)       $     0.67 $     0.78 $     2.61 $     1.78
                                    ========== ========== ========== ==========

Weighted average number of common
  shares outstanding                 5,803,554  5,944,120  5,803,554  5,944,120
                                    ========== ========== ========== ==========
Dividends paid on preferred stock   $       13 $       13 $       40 $       40
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

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                           Nine Months Ended
                                                             September 30

                                                             1995        1994
OPERATING ACTIVITIES
  Income from operations                                  $  15,165   $  10,621
  Depreciation                                               15,017      14,213
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                       (2,641)     (1,235)
  Changes in operating assets and liabilities                (6,071)     (1,052)
  Other - principally currency exchange adjustments           3,245       4,813
                                                          ---------   ---------
  Cash flow from operating activities                        24,715      27,360
                                                          ---------   ---------

INVESTING ACTIVITIES
  Property additions                                        (12,772)    (13,154)
  Property disposals                                            908       1,036
  Acquisitions and other investing                           (2,839)      5,545
                                                          ---------   ---------
  Cash flow from investing activities                       (14,703)     (6,573)
                                                          ---------   ---------

FINANCING ACTIVITIES
  Additions to long-term debt                                   134       2,319
  Reductions of long-term debt                               (1,661)    (11,546)
  Cash dividends                                             (4,625)     (4,144)
  Stock options and purchases of company's stock             (1,677)     (5,394)
  Changes in notes payable and short term debt               (3,209)      1,467
                                                          ---------   ---------
  Cash flow from financing activities                       (11,038)    (17,298)
                                                          ---------   ---------
Effect of exchange rate changes on cash                         778       1,408
                                                          ---------   ---------
Increase/(decrease) in cash and cash equivalents               (248)      4,897
Beginning cash and cash equivalents                          54,420      46,434
                                                          ---------   ---------
Ending cash and cash equivalents                          $  54,172   $  51,331
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments,consisiting of only normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the three and nine month periods ended September 30, 1995 and 1994. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Sales have grown in most markets, although at a lesser pace in recent months. Commercial sales from U.S. operations have increased this year compared to 1994, but less so in the third quarter. Shipments of gas masks to the U.S. military have continued below prior-year levels as expected. Instruments (particularly permanently installed equipment), chemical specialty products and exports of most products have shown robust growth. International sales also have continued to grow worldwide.


     U.S. commercial safety products sales have shown mixed results. Business to nuclear power plants has been seriously affected by the reduced usage of respirators following interpretations of studies concerning worker productivity. This has particularly impacted the registrant due to a very high historic market share in this industry. A more recent scientific study has cast new light on worker productivity and respirator use, which may eventually reverse the sales trend. Sales to government and civilian environmental remediation projects have been affected by delays in government funding of such activities, although the need continues to be significant. Sales of self-contained breathing apparatus, particularly to the fire service, and of protective helmets have been strong.


     The decline in net income in the third quarter compared to the same period of the prior year is due to two factors. The third quarter of 1994 included the LIFO accounting effect of U.S. manufacturing inventory reductions which increased net income by $1,200,000 or 20 cents per share. The third quarter of 1995 includes charges to net income of $575,000 or 10 cents per share, stemming from the restructuring of a South African affiliate, Boart-MSA. The registrant has a minority position in the ownership and management control of this venture. Boart-MSA had a joint venture, Natfire, which was unsuccessful and was reorganized in 1995. The third-quarter charges relate to prior-period losses and the reorganization of Natfire.


     The profitability of U.S. operations has improved due to somewhat higher sales and increased productivity. Brazilian operations have also made a significant contribution to the corporate earnings improvement as a result of local economic reforms. Other areas of strength were Chile, France, China, Southeast Asia and the Middle East. Improvements were also noted in Italy, Spain and Sweden. Efforts continue in the important task of increasing profitability in Europe. Earnings per share have also benefitted from an ongoing share repurchase program.


     The decrease in quarterly earnings was disappointing as the abovementioned unusual items could not be overcome by general improvement. The current environment presents a varied mixture of opportunities and challenges. In product innovation, availability of delivery and cost competitiveness, the registrant has made considerable progress. General improvements in the world economy that may come after a recent sluggish period in the U.S. could be of help to the registrant.


     The registrant has seen a number of areas of vigorous growth this year, which probably represent an increase in market share. Operating costs in most areas have been well managed. One challenge is that a significant part of this growth has come in product and market areas that have been historically volatile. These areas might not be such overachievers in future months.


     A more significant challenge is dealing with negative movements in nuclear power and environmental remediation markets, which can only be overcome by generating increased business elsewhere and improving productivity. The national needs for environmental work and a settling of the Federal budget conflict, hopefully, should generate recovery in funding for customers in the military and civilian remediation markets. Turning around the nuclear power plant sales situation will be a longer-term project.


     Comparative foreign currency exchange losses charged to income are as follows:

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                       1995       1994       1995       1994
                                    (Thousands of dollars)(Thousands of dollars)
  Transaction (gains)/losses             (321)       180        164         728
  Translation (gains)/losses               17        738        668       2,543
                                    ---------  ---------  ---------   ---------
                                         (304)       918        832       3,271
                                    =========  =========  =========   =========

Brazilian governmental economic reforms in 1994 have had significant impact on the comparative third quarter and year to date currency exchange gains and losses.


       Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant third quarter 1995 losses relate to Germany and Japan; year to date translation gains relate to Germany and Netherlands. Significant third quarter 1994 gains relate to Germany and Britain; year to date translation gains relate to Germany and Australia.

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                       1995       1994       1995       1994
                                    (Thousands of dollars)(Thousands of dollars)
  Translation (gains)/losses            2,039     (2,093)    (2,411)     (4,428)

       Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of September 30, 1995 were 3.6 and 6.0%, respectively, as compared to 3.4 and 7.5% at December 31, 1994.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.     Legal Proceedings

               Not Applicable


Item 6.      Exhibits and Reports on Form 8-K

               (a) Exhibits

                     (3) (ii)   By-laws of the registrant, as
                                amended to August 29,1990.

               (b) Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended September 30, 1995.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date: NOVEMBER 13, 1995                      By          S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer