Form 10-K
period 1995-12-31
MINE SAFETY APPLIANCES CO
filed 1996-03-27
CIK 66570

                      Securities and Exchange Commission
                            Washington, D.C. 20549



                                   FORM 10-K
                                 ANNUAL REPORT


                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                           For the fiscal year ended
                               December 31, 1995



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


For the fiscal year ended December 31, 1995           Commission File No. 0-2504


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

            Yes   X                              No
                -----                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 16, 1996, there were outstanding 5,181,810 shares of common stock, no par value.

The aggregate market value of voting stock held by non-affiliates as of February 16, 1996 was $142,466,000.

                                 (COVER PAGE)


                      DOCUMENTS INCORPORATED BY REFERENCE



The following documents have been incorporated by reference:

                                                                      FORM 10-K
DOCUMENT                                                             PART NUMBER
--------                                                             -----------

(1)  Annual Report to Shareholders
      for the year ended
      December 31, 1995                                              I, II, IV

(2)  Proxy Statement filed
      pursuant to Regulation 14A
      in connection with the registrant's
      Annual Meeting of Shareholders to
      be held on April 23, 1996                                            III

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

     Many of these products are sold under the registered trademark "MSA", and have wide application for workers in industries that include manufacturing, fire service, power generation, telecommunications, mining, chemicals, petroleum, construction, pulp and paper processing, transportation, government, automotive, aerospace, asbestos abatement, and hazardous materials clean-up.

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

     Orders, except under contracts with the Department of Defense and with international governments, are generally filled promptly after receipt and the production period for special items is usually less than one year. The backlog of orders under contracts with the Department of Defense and certain international governments is summarized as follows:


                                   December 31
                          ------------------------------
                              1995     1994     1993
                              ----     ----     ----
                                  (In thousands)
                          ------------------------------
Department of Defense        $30,400  $36,200  $54,900
International Governments      7,900    8,800   12,500

     Approximately $8,600,000 under contracts with the Department of Defense and $4,300,000 with international governments are expected to be shipped after December 31, 1996.

     Further information with respect to the registrant's products, operations in different geographic areas, equity in earnings and assets of international affiliated companies, and significant customers is reported at Note 5 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareholders for the year ended December 31, 1995, incorporated herein by reference.

  Research:
  --------

     The registrant and its affiliated companies engage in applied research with a view to developing new products and new applications for existing products. Most of its products are designed and manufactured to meet currently applicable performance and test standards published by groups such as ANSI (American National Standards Institute), MSHA (Mine Safety & Health Administration), NIOSH (National Institute for Occupational Safety and Health), UL (Underwriters' Laboratories), SEI (Safety Equipment Institute) and FM (Factory Mutual). The registrant also from time to time engages in research projects for others such as the Bureau of Mines and the Department of Defense or its prime contractors. Registrant-sponsored research and development costs were $20,366,000 in 1995, $20,575,000 in 1994, and $21,000,000 in 1993.

     In the aggregate, patents have represented an important element in building up the business of the registrant and its affiliates, but in the opinion of management no one patent or group of patents is of material significance to the business as presently conducted.

  General:
  -------

     The company was founded in 1914 and is headquartered in Pittsburgh, Pennsylvania. As of December 31, 1995, the registrant and its affiliated companies had approximately 4,300 employees, of which 2,000 were employed by international affiliates. None of the U.S. employees are subject to the provisions of a collective bargaining agreement.

     In the United States and in those countries in which the registrant has affiliates, its products are sold by its own salespersons, independent distributors and/or manufacturers' representatives. In international countries where the registrant has no affiliate, products are sold primarily through independent distributors located in those countries.

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

     In 1992, the registrant decided to discontinue the operation of Transfer-Metallisierte Produkte GmbH (TMP), a joint venture in Germany to produce metallized paper. Operating activities ceased during 1993; the registrant continues to dispose of its assets and settle its liabilities, and continues to believe that this action will not have a significant effect on the registrant's financial condition. Sales of defense products, which continue to be an important market segment, decreased in 1995. Incoming orders were significantly less than shipments in 1995, but higher than 1994 incoming orders. Further information about the registrant's business is included in Management's Discussion and Analysis at pages 10 to 12 of the Annual Report to Shareholders, incorporated herein by reference.

                         (Item 1 continued at page 7)

     Executive Officers:
     ------------------

                               All Positions and Offices
     Name            Age            Presently Held
     ----            ---       -------------------------
J. T. Ryan III       52        President, Chairman and
                               Chief Executive Officer

T. B. Hotopp         54        Senior Vice President

J. E. Herald         55        Vice President - Finance
                               (Chief Financial Officer)

W. E. Christen       51        Vice President

W. B. Miller, Jr.    62        Vice President

G. W. Steggles       61        Vice President

F. Tepper            61        Vice President

D. H. Cuozzo         62        Vice President and Secretary

D. L. Zeitler        47        Treasurer

     All the executive officers have been employed by the registrant since prior to January 1, 1991 and have held their present positions since prior to that date except as follows:

     (a) Mr. Ryan III was elected Chief Executive Officer and Chairman of the Board on August 28, 1991, effective from October 1, 1991. Prior to that time, he was President.

     (b) Mr. Hotopp was employed by the registrant on July 29, 1991 and elected Senior Vice President and General Manager, Safety Products. From prior to January 1, 1991 until he joined the registrant, Mr. Hotopp was Senior Vice President, Sales and Marketing and later President of Kingston Warren Corporation, a manufacturer of rubber-metal composites for automotive, computer and material handling industries.

     (c) Mr. Christen was elected a corporate Vice President on October 31, 1991. He was previously General Director, Auergesellschaft, an affiliate of the registrant, and Vice President and Managing Director of MSA Europe, a division of the registrant.

     (d) Mr. Steggles was employed by the registrant on May 4, 1992 and elected Vice President. From prior to January 1, 1991 until he joined the registrant, Mr. Steggles was Vice President of International Marketing and Sales with the BMY Division of Harsco Corp., a manufacturer of tracked and wheeled vehicles.

     (e) Mr. Cuozzo was elected Vice President on April 27, 1995. Prior to this time, he was Secretary.

     The executive officers of the registrant serve at the pleasure of the Board of Directors and are not elected to any specified term of office.

     The primary responsibilities of these officers follows:

Individual                                Responsibilities
----------                                ----------------
Mr. Hotopp                          Product planning and engineering,
                                    manufacturing development and sales of
                                    safety products in the U.S.

Mr. Christen                        European operations

Mr. Miller                          External growth for safety products in the
                                    U.S. through acquisitions and strategic
                                    alliances with other product manufacturers.

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

     Production and Research Facilities:
     ----------------------------------

     The registrant's principal U.S. manufacturing and research facilities are located in the Greater Pittsburgh area in buildings containing approximately 1,053,000 square feet. Other U.S. manufacturing and research facilities of the registrant are located in Esmond, Rhode Island (184,000 sq. ft.), Jacksonville, North Carolina (107,000 sq. ft.), Lyons, Colorado (10,000 sq. ft.), Sparks, Maryland (37,000 sq. ft.), and Dayton, Ohio (23,000 sq. ft.).

     Manufacturing facilities of international affiliates of the registrant are located in major cities in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, Peru, Scotland, Spain, and Sweden. The most significant are located in Germany (approximately 430,000 sq. ft., excluding 127,000 sq. ft. leased to others), and in Glasgow, Scotland (approximately 131,000 sq. ft., excluding 10,000 sq. ft. leased to others); research activities are also conducted at these facilities.

     Virtually all of these buildings are owned by the registrant and its affiliates and are constructed of granite, brick, concrete block, steel or other fire-resistant materials. The German facility is owned subject to encumbrances securing indebtedness in the aggregate amount of $4,990,000 as of December 31, 1995.

     Sales Offices and Warehouses:
     ----------------------------

     The registrant and its U.S. affiliates own four warehouses and lease 13 other distribution warehouses with aggregate floor space of approximately 227,000 sq. ft. in or near principal cities in 11 states in the United States. Leases expire at various dates through 1999. Sales offices and distribution warehouses are owned or leased in or near principal cities in 23 other countries in which the registrant's affiliates are located.

Item 3.  Legal Proceedings
--------------------------
     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     No matters were submitted to a vote of security holders during fourth quarter 1995.

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

Item 8.   Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

    Incorporated by reference herein pursuant to Rule 12b - 23 are

     Item 5 - "Common Stock" appearing at page 12

     Item 6 - "Five-Year Summary of Selected Financial Data" appearing at page
              23

     Item 7 - "Management's Discussion and Analysis" appearing at pages 10 to 12

     Item 8 - "Financial Statements and Notes to Consolidated Financial Statements" appearing at pages 13 to 22 of the Annual Report to Shareholders for the year ended December 31, 1995. Said pages of the Annual Report are submitted with this report and pursuant to Item 601(b)(13) of Regulation S-K shall be deemed filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a) hereof.

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

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

--------------------------------------------------------------------------------
     Incorporated by reference herein pursuant to Rule 12b - 23 are
(1) "Election of Directors" appearing at pages 1 to 3, (2) "Other Information Concerning Directors and Officers" appearing at pages 4 to 8 (except as excluded below), and (3) "Stock Ownership" appearing at pages 9 to 12 (except as excluded below) of the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant's Annual Meeting of Shareholders to be held on April 23, 1996. The information appearing in such Proxy Statement under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Five-Year Cumulative Total Return" is not incorporated herein.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
     (a)  1 and 2.      Financial Statements

          The following information appearing on pages 13 to 22 inclusive in the Annual Report to Shareholders of the registrant for the year ended December 31, 1995, is incorporated herein by reference pursuant to Rule 12b-23.

     Report of Independent Accountants

     Consolidated Balance Sheet - December 31, 1995 and 1994

     Consolidated Statement of Income - three years ended December 31, 1995

     Consolidated Statement of Earnings Retained in the Business - three years ended December 31, 1995

     Consolidated Statement of Cash Flows - three years ended December 31, 1995

     Notes to Consolidated Financial Statements

Said pages of the Annual Report are submitted with this report and, pursuant to
Item 601(b)(13) of Regulation S-K shall be deemed to be filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a)(1) and (2) hereof.

     The following additional financial information for the three years ended December 31, 1995 is filed with the report and should be read in conjunction with the above financial statements:

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

          (3)(ii) By-laws of the registrant, as amended to August 29, 1990, filed in Form 10-Q on November 13, 1995, are incorporated herein by reference.

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

          (10)(c) *  Executive Insurance Program, filed in Form 10-Q on August
                     5, 1994, is incorporated herein by reference.

          (10)(d) *  December 29, 1993 Consulting agreement with Leo N. Short,
                     Jr., filed in Form 10-K on March 25, 1994, is incorporated herein by reference.

          (10)(e) *  Board of Directors April 24, 1984 Resolution providing for payment by the Company to officers the difference between amounts payable under terms of the Company's Non-Contributory Pension Plan and the benefit limitations of
                     Section 415 of the Internal Revenue Code, filed in Form 10-Q on May 11, 1995 is incorporated herein by reference.


* The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

          (13) Annual Report to Shareholders for year ended December 31, 1995

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

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MINE SAFETY APPLIANCES COMPANY



        March 27, 1996     By       /S/John T. Ryan III
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


       Signature                        Title                          Date
     -------------                    ---------                      --------


/S/John T. Ryan III              Director; President,             March 27, 1996
------------------------         Chairman of the Board
John T. Ryan III                 and Chief Executive Officer


/S/James E. Herald               Vice President - Finance;        March 27, 1996
------------------------         Principal Financial and
James E. Herald                  Accounting Officer



/S/Joseph L. Calihan             Director                         March 27, 1996
------------------------
Joseph L. Calihan


/S/Calvin A. Campbell, Jr.       Director                         March 27, 1996
-------------------------
Calvin A. Campbell, Jr.


/S/G. Donald Gerlach             Director                         March 27, 1996
------------------------
G. Donald Gerlach


/S/Helen Lee Henderson           Director                         March 27, 1996
------------------------
Helen Lee Henderson


/S/Leo N. Short, Jr.             Director                         March 27, 1996
------------------------
Leo N. Short, Jr.

                       Report of Independent Accountants
                        on Financial Statement Schedule


February 16, 1996


To the Board of Directors of
Mine Safety Appliances Company


Our audits of the consolidated financial statements referred to in our report dated February 16, 1996, appearing on page 13 of the 1995 Annual Report to Shareholders of Mine Safety Appliances Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Price Waterhouse LLP

                                                                     SCHEDULE II

                 MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1995
                                (IN THOUSANDS)

                                              1995       1994      1993
                                            --------   --------  --------

Allowance for doubtful accounts:

Balance at beginning of year                 $2,102     $2,516    $2,453

Additions -
   Charged to costs and expenses                949        741       644

Deductions from reserves (1)                    411      1,155       581
                                            --------   --------  --------
Balance at end of year                       $2,640     $2,102    $2,516
                                            ========   ========  ========


(1) Bad debts written off, net of recoveries.