Form 10-Q
period 1996-03-31
MINE SAFETY APPLIANCES CO
filed 1996-05-10
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996             Commission File No. 0-2504


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


            Yes   X                                         No


As of April 30, 1996, there were outstanding 4,969,594 shares of common stock without par value.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                           March 31  December 31
                                                             1996        1995
ASSETS
  Current assets
    Cash                                                  $   3,977   $   4,807
    Temporary investments, at cost plus accrued interest     28,358      27,143
    Accounts receivable, less allowance (1996 - $2,799;
      1995 - $2,640)                                         88,553      90,955
    Inventories:
      Finished products                                      34,334      34,970
      Work in process                                        16,525      16,135
      Raw materials and supplies                             28,760      32,516
                                                          ---------   ---------
          Total inventories                                  79,619      83,621
                                                          ---------   ---------
    Other current assets                                     21,439      22,099
                                                          ---------   ---------
          Total current assets                              221,946     228,625
                                                          ---------   ---------

  Property, plant and equipment                             341,302     339,263
  Accumulated depreciation                                 (191,169)   (188,157)
                                                          ---------   ---------
          Net property                                      150,133     151,106
                                                          ---------   ---------

  Other assets                                               25,883      26,869
                                                          ---------   ---------
          TOTALS                                          $ 397,962   $ 406,600
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  31,893   $  30,126
    Federal, foreign, state and local income taxes            2,321         466
    Other current liabilities                                39,220      41,392
                                                          ---------   ---------
          Total current liabilities                          73,434      71,984
                                                          ---------   ---------

  Long-term debt                                             14,197      14,746
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits                           65,345      66,330

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,738,883 and 6,719,403 (outstanding
      4,973,658 and 5,182,757)                                9,178       8,300
    Cumulative translation adjustments                        1,694       2,177
    Retained earnings                                       311,452     309,712
    Less treasury shares, at cost:
      Preferred  -    47,935 and    47,935 shares            (1,553)     (1,553)
      Common     - 1,765,225 and 1,536,646 shares           (79,354)    (68,665)
                                                          ---------   ---------
          Total shareholders' equity                        244,986     253,540
                                                          ---------   ---------
          TOTALS                                          $ 397,962   $ 406,600
                                                          =========   =========

                     MINE SAFETY APPLIANCES COMPANY
               CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Thousands of dollars, except earnings per share and shares outstanding)
                                                     Three Months Ended
                                                        March 31

                                                      1996       1995
Net sales                                         $  115,371 $  118,162
Other income                                           1,341      1,572
                                                  ---------- ----------
                                                     116,712    119,734
                                                  ---------- ----------
Costs and expenses
  Cost of products sold                               74,046     71,816
  Selling, general and administrative                 31,465     31,774
  Depreciation                                         5,579      4,986
  Interest                                               346        425
  Currency exchange (gains)/losses                       146        822
                                                  ---------- ----------
                                                     111,582    109,823
                                                  ---------- ----------
Income from operations before income taxes             5,130      9,911
Income taxes                                           1,991      4,193
                                                  ---------- ----------
Net income                                        $    3,139 $    5,718
                                                  ========== ==========

Earnings per common share (1)                     $     0.61 $     0.98
                                                  ========== ==========

Weighted average number of common
  shares outstanding                               5,093,704  5,814,801
                                                  ========== ==========
Dividends paid on preferred stock                 $       13 $       13
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

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Three Months Ended
                                                                 March 31

                                                             1996        1995
OPERATING ACTIVITIES
  Income from operations                                  $   3,139   $   5,718
  Depreciation                                                5,579       4,986
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                         (876)       (784)
  Changes in operating assets and liabilities                 6,171      (6,033)
  Other - principally currency exchange adjustments            (107)      2,046
                                                          ---------   ---------
  Cash flow from operating activities                        13,906       5,933
                                                          ---------   ---------

INVESTING ACTIVITIES
  Property additions                                         (2,967)     (4,318)
  Property disposals                                            933         384
  Acquisitions and other investing                             (147)     (3,025)
                                                          ---------   ---------
  Cash flow from investing activities                        (2,181)     (6,959)
                                                          ---------   ---------

FINANCING ACTIVITIES
  Reductions of long-term debt                                 (491)       (462)
  Cash dividends                                             (1,399)     (1,467)
  Stock options and purchases of company's stock             (9,811)        (84)
  Changes in notes payable and short term debt                  620      (2,753)
                                                          ---------   ---------
  Cash flow from financing activities                       (11,081)     (4,766)
                                                          ---------   ---------
Effect of exchange rate changes on cash                        (259)      1,238
                                                          ---------   ---------
Increase/(decrease) in cash and cash equivalents                385      (4,554)
Beginning cash and cash equivalents                          31,950      54,420
                                                          ---------   ---------
Ending cash and cash equivalents                          $  32,335   $  49,866
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the three-month periods ended March 31, 1996 and 1995. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     The decline in consolidated sales is primarily due to the effect of lower U.S. government spending on defense and environmental matters. Shipments of gas masks to the U.S. military were down 45 percent from first quarter 1995 levels, illustrating the severity of spending cutbacks in this area. The company however, remains the largest supplier of these products. Some of this decline was due to the government's lack of placing new contracts in 1995, which could be related in part to the federal budget deadlock. U.S. military sales were only 7 percent of consolidated sales for the year 1995, the lowest level in 15 years, and are expected to be about the same in 1996.


     Rentals of products for environmental remediation are also below year-ago levels, resulting mainly from lack of federal "superfund" authorization. Commercial sales of safety and instrument products in the U.S., Europe and other international markets were generally even with prior year levels. Worldwide sales of specialty chemicals continued robust growth.


     The decline in net income is due to several factors. In addition to lower sales to the U.S. military, the gross margins on government-related contracts, as expected, were also significantly lower due to increasing competitive bidding pressures in a shrinking market. In addition, U.S. safety and instrument production levels were below those of a year ago, resulting in adverse costs.


     This time last year the company and its distributors were building inventories with an optimistic market outlook. During the first quarter of this year, however, inventories have been reduced with a more cautious outlook, reflecting economic uncertainties. The company has also become more conservative in reflecting in the first and second quarters costs which are anticipated related to factory vacation shutdowns later in the year. Somewhat offsetting these items are higher profits from higher chemical sales and lower U.S. selling and administrative costs.


     Profits for international operations were also down somewhat, primarily in Latin America and Europe. During most of 1995, financial results of the Brazilian operation were at all-time record high levels in an extraordinary economic boom. However, as the local economy has slowed to more sustainable levels, financial results have fallen off accordingly. In addition, the company is incurring start-up costs in a newly formed affiliate in Argentina. Overall profits of the European businesses have eroded in a generally stagnant economic environment marked by sporadic labor unrest. Strikes were widespread in France early in the first quarter and a transport strike in Sweden restricted quarter-end invoicing there.


     Also in the first quarter, the registrant's UK affiliate, MSA (Britain) Limited, reached an agreement to sell its thermal battery operations to ASB Aerospatiale Batteries (ASB). Thermal batteries are primarily used in military missile applications. ASB has been a major producer of thermal batteries. The sale of this business reflects the registrant's strategic focus on its core safety and instrument products. (A similar battery operation in the United States was sold in 1989.) This agreement is subject to normal reviews and approvals, and the transaction, expected to be completed soon, will not have a material impact on the registrant's financial results.


     While concerned about the first quarter financial results, the deterioration from 1995 was somewhat expected, given the factors previously described. U.S. military sales were at their highest levels of the year during the first quarter of 1995. During the remainder of 1996 shipments are expected to meet or exceed prior year levels. The timing and form of resolution of the federal government spending impasse on environmental matters is, of course, uncertain.


     The company does anticipate seasonal increases in environmental remediation activity during the middle part of the year. International business also is seasonally weak in the first quarter and stronger in subsequent quarters. Future results should be further enhanced by significant new innovative product introductions, and improved factory operating levels. While the second quarter of 1996 may also lag the strong levels of 1995, the company is optimistic that earnings will improve in the second half. There are enough positive prospects that producing increased profits for the full year is still possible in spite of a disappointing first quarter.


     The lower effective tax rate in 1996 is due primarily to foreign tax credits and the effects of currency translation losses, which are not deductible for tax purposes.


     Comparative foreign currency exchange (gains)/losses charged to income are as follows:

                                      Three Months Ended
                                           March 31
                                       1996       1995
                                     (Thousands of dollars)
  Transaction (gains)/losses              (24)       337
  Translation (gains)/losses              170        485
                                    ---------- ----------
                                          146        822
                                    ========== ==========

     Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant first quarter 1996 translation losses relate primarily to Germany, Japan and Sweden.

                                     Three Months Ended
                                          March 31
                                       1996          1995
                                     (Thousands of dollars)
  Translation (gains)/losses
                                          483     (2,543)




     Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of March 31, 1996 were 3.0 and 6.4%, respectively, as compared to 3.2 and 6.4% at December 31, 1995.


     On April 23,1996,the Board of Directors authorized the company to purchase up to 500,000 shares of its common stock from time to time in private transactions and on the NASDAQ market. The timing and amount of the company's purchases will depend upon price and availability of shares. The share purchase program reflects the Board's desire to enhance shareholder value. The company purchased 228,579 shares during first quarter 1996 and 637,092 shares during the year 1995 under previous authorizations. Some of these shares will be used for employee stock options and awards. In connection with this the Board has authorized the formation of a Stock Compensation Trust, which will purchase 600,000 shares from the company.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY

Item 1.  Legal Proceedings
           Not applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1996.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date:  May 10, 1996          By            S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer