Form 10-Q
period 1996-06-30
MINE SAFETY APPLIANCES CO
filed 1996-08-12
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996             Commission File No. 0-2504


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


            Yes   X                                         No


As of July 31, 1996, there were outstanding 4,835,870 shares of common stock without par value.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                            June 30  December 31
                                                              1996       1995
ASSETS
  Current assets
    Cash                                                  $   8,957   $   4,807
    Temporary investments, at cost plus accrued interest     26,049      27,143
    Accounts receivable, less allowance (1996 - $2,907;
      1995 - $2,640)                                         82,783      90,955
    Inventories:
      Finished products                                      30,963      34,970
      Work in process                                        15,519      16,135
      Raw materials and supplies                             27,848      32,516
                                                           --------   ---------
          Total inventories                                  74,330      83,621
                                                          ---------   ---------
    Other current assets                                     23,493      22,099
                                                          ---------   ---------
          Total current assets                              215,612     228,625
                                                          ---------   ---------

  Property, plant and equipment                             338,016     339,263
  Accumulated depreciation                                 (190,020)   (188,157)
                                                          ---------   ---------
          Net property                                      147,996     151,106
                                                          ---------   ---------

  Other assets                                               26,020      26,869
                                                          ---------   ---------
          TOTALS                                          $ 389,628   $ 406,600
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  24,935   $  30,126
    Federal, foreign, state and local income taxes            2,183         466
    Other current liabilities                                44,413      41,392
                                                          ---------   ---------
          Total current liabilities                          71,531      71,984
                                                          ---------   ---------

  Long-term debt                                             13,936      14,746
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits                           63,979      66,330

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,740,223 and 6,719,403 (outstanding
      4,857,612 and 5,182,757)                               10,422       8,300
    Stock compensation trust (600,000 shares)               (28,200)
    Cumulative translation adjustments                          999       2,177
    Retained earnings                                       312,627     309,712
    Less treasury shares, at cost:
      Preferred -    48,135 and    47,935 shares             (1,559)     (1,553)
      Common    - 1,282,611 and 1,536,646 shares            (57,676)    (68,665)
                                                          ---------   ---------
          Total shareholders' equity                        240,182     253,540
                                                          ---------   ---------
          TOTALS                                          $ 389,628   $ 406,600
                                                          =========   =========

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
    (Thousands of dollars, except earnings per share and shares outstanding)
                                       Three Months Ended    Six Months Ended
                                           June 30               June 30

                                        1996       1995       1996       1995
Net sales                           $  123,879 $  125,207 $  239,250 $  243,369
Other income                             1,162      1,512      2,503      3,084
                                    ---------- ---------- ---------- ----------
                                       125,041    126,719    241,753    246,453
                                    ---------- ---------- ---------- ----------
Costs and expenses
  Cost of products sold                 79,388     76,684    153,434    148,500
  Selling, general and administrative   33,349     34,650     64,814     66,424
  Depreciation                           5,600      5,188     11,179     10,174
  Interest                                 323        579        669      1,004
  Currency exchange (gains)/losses         122        314        268      1,136
                                    ---------- ---------- ---------- ----------
                                       118,782    117,415    230,364    227,238
                                    ---------- ---------- ---------- ----------
Income from operations
  before income taxes                    6,259      9,304     11,389     19,215
Income taxes                             2,503      3,693      4,494      7,886
                                    ---------- ---------- ---------- ----------
Net income                          $    3,756 $    5,611 $    6,895 $   11,329
                                    ========== ========== ========== ==========

Earnings per common share           $     0.76 $     0.96 $     1.37 $     1.94
                                    ========== ========== ========== ==========

Weighted average number of common
  shares outstanding                 4,994,805  5,814,042  4,994,805  5,814,042
                                    ========== ========== ========== ==========
Dividends paid on preferred stock   $       13 $       14 $       26 $       27
                                    ========== ========== ========== ==========

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Six Months Ended
                                                                June 30

                                                              1996       1995
OPERATING ACTIVITIES
  Income from operations                                  $   6,895   $  11,329
  Depreciation                                               11,179      10,174
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                       (1,878)     (1,173)
  Changes in operating assets and liabilities                15,535      (8,797)
  Other - principally currency exchange adjustments            (666)      3,321
                                                          ---------   ---------
  Cash flow from operating activities                        31,065      14,854
                                                          ---------   ---------
INVESTING ACTIVITIES
  Property additions                                         (7,177)     (9,455)
  Property disposals                                          1,094         403
  Acquisitions and other investing                           (1,953)     (3,895)
                                                          ---------   ---------
  Cash flow from investing activities                        (8,036)    (12,947)
                                                          ---------   ---------
FINANCING ACTIVITIES
  Additions to long-term debt                                    88         851
  Reductions of long-term debt                                 (748)       (702)
  Changes in notes payable and short term debt                 (857)     (2,198)
  Cash dividends                                             (2,754)     (3,052)
  Company stock sold and purchased                          (15,095)       (176)
                                                          ---------   ---------
  Cash flow from financing activities                       (19,366)     (5,277)
                                                          ---------   ---------
Effect of exchange rate changes on cash                        (607)      2,044
                                                          ---------   ---------
Increase/(decrease) in cash and cash equivalents              3,056      (1,326)
Beginning cash and cash equivalents                          31,950      54,420
                                                          ---------   ---------
Ending cash and cash equivalents                          $  35,006   $  53,094
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments,consisting of only normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the three and six-month periods ended June 30, 1996 and 1995. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Sales were below prior year levels primarily because of reduced U.S. government military and environmental spending. While the company is the largest supplier of gas masks to the U.S. military, shipments of these products are at the lowest level in 15 years. This reflects spending cutbacks and delays in placing new contracts stemming from the federal budget impasse.
Sales and rentals of products for environmental remediation also continued below prior year levels with a continuing lack of federal "superfund" authorization. Worldwide commercial sales of safety and instrument products have generally kept pace with prior year levels, while sales of specialty chemicals have continued to grow.

     Lower sales have contributed to the decline in net income. In addition, the gross margins on U.S. military contracts have been reduced significantly by increasingly competitive bidding pressures in a shrinking market.
Manufacturing operations in the U.S. for commercial products have also had an adverse cost impact.

     This time last year the company and its commercial distributors were building inventories with an optimistic market outlook. In the first half of this year, however, inventories are being reduced, reflecting a more cautious economic outlook and a general desire to operate with lower stocks. Additionally, the company continues to move more toward "assemble-to-order" production. In particular, U.S. safety products production levels have run well below last year.

     The company also has become more conservative in reflecting in the first and second quarters anticipated costs related to factory vacation shutdowns later in the year. Somewhat offsetting these items are higher profits from increased chemical sales and lower selling and administrative costs. During the second quarter, the company completed the sale of its corporate aircraft and hangar, and its thermal battery business in Britain, while implementing selective employment reductions. The net effect of these actions was not material to the results of the quarter but will result in lower costs in the future.

     Profits from international operations were also somewhat below prior year levels. Profitability of the company's European operations has remained low in a stagnant economic environment. Financial results in the company's Latin American operations are below last year, which benefitted from an extraordinarily robust economic period in Brazil. In addition, a newly formed affiliate in Argentina is incurring meaningful start-up costs.

     The decline in financial results during the first half of 1996 compared to 1995 was in line with expectations due to factors previously described. Incoming orders in the company's commercial businesses showed some meaningful improvement in the first half of 1996 over 1995 in the U.S. and international markets. Furthermore, incoming orders were above invoicing in the first half and exceeded the company's seasonal forecasts.






     Orders already on the books for second-half shipment gives the company the potential of generating higher profits for the full year despite the earnings lag in the first half. If this is accomplished, earnings per share would improve significantly. As always, company results depend on the economic environment, customer buying patterns and the level of incoming orders in the months to come.

     Comparative foreign currency exchange losses charged to income are as follows:

                                     Three Months Ended     Six Months Ended
                                           June 30               June 30
                                       1996       1995       1996       1995
                                    (Thousands of dollars)(Thousands of dollars)
     Transaction (gains)/losses           (54)       148        (78)        485
     Translation (gains)/losses           176        166        346         651
                                    ---------  ---------  ---------   ---------
                                          122        314        268       1,136
                                    =========  =========  =========   =========

     1996 transaction gains relate primarily to Australia .

     Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant second quarter and year to date 1996 losses relate primarily to Germany. Significant second quarter and year to date 1995 gains relate to Germany and Japan.


                                     Three Months Ended      Six Months Ended
                                            June 30               June 30
                                       1996       1995       1996       1995
                                    (Thousands of dollars)(Thousands of dollars)
     Translation (gains)/losses           695     (1,907)     1,178      (4,450)

     Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of June 30, 1996 were 3.0 and 6.5%, respectively, as compared to 3.2 and 6.4% at December 31, 1995.

     During second quarter 1996, the Mine Safety Appliances Company Stock Compensation Trust purchased 600,000 shares of the company's common treasury shares. Such shares will be used to fund employee stock options and awards. Until such time as these shares are committed by the Trust, they are not considered outstanding shares as reported herein nor in calculating earnings per common share.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.  Legal Proceedings

         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  April 23, 1996 - Annual Meeting

         (b)  Directors elected at Annual Meeting:

              Joseph L. Calihan
              Leo N. Short, Jr.

              Directors whose term of office continued after the meeting:

              Calvin A. Campbell, Jr.
              G. Donald Gerlach
              Helen Lee Henderson
              John T. Ryan III

         (c)  Election of two Directors for a term of three years

              Joseph L. Calihan        For               4,634,652
                                       Withhold             31,390
                                       Broker Nonvotes      -0-

              Leo N. Short, Jr.        For               4,640,366
                                       Withhold             25,676
                                       Broker Nonvotes      -0-

              Selection of Price Waterhouse as Auditors for the year ending December 31, 1996

                   For                                   4,289,118
                   Against                                   5,310
                   Abstain                                 371,614
                   Broker Nonvotes                          -0-

         (d)  Not applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date: AUGUST 12, 1996                      By          S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer