Form 10-Q
period 1996-09-30
MINE SAFETY APPLIANCES CO
filed 1996-11-12
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996             Commission File No. 0-2504


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


            Yes   X                                         No


As of October 31, 1996, there were outstanding 5,211,247 shares of common stock without par value (includes shares held by Stock Compensation Trust).

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                        September 30 December 31
                                                              1996       1995
ASSETS
  Current assets
    Cash                                                  $   8,624   $   4,807
    Temporary investments, at cost plus accrued interest     19,817      27,143
    Accounts receivable, less allowance (1996 - $2,996;
      1995 - $2,640)                                         82,853      90,955
    Inventories:
      Finished products                                      30,013      34,970
      Work in process                                        14,300      16,135
      Raw materials and supplies                             27,762      32,516
                                                           --------   ---------
          Total inventories                                  72,075      83,621
                                                          ---------   ---------
    Other current assets                                     24,512      22,099
                                                          ---------   ---------
          Total current assets                              207,881     228,625
                                                          ---------   ---------

  Property, plant and equipment                             342,431     339,263
  Accumulated depreciation                                 (194,213)   (188,157)
                                                          ---------   ---------
          Net property                                      148,218     151,106
                                                          ---------   ---------

  Other assets                                               39,162      26,869
                                                          ---------   ---------
          TOTALS                                          $ 395,261   $ 406,600
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  23,909   $  30,126
    Federal, foreign, state and local income taxes            5,302         466
    Other current liabilities                                46,307      41,392
                                                          ---------   ---------
          Total current liabilities                          75,518      71,984
                                                          ---------   ---------

  Long-term debt                                             13,377      14,746
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits                           64,723      66,330

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,749,733 and 6,719,403 (outstanding
      4,749,492 and 5,182,757)                               10,866       8,300
    Stock compensation trust (600,000 shares)               (28,200)
    Cumulative translation adjustments                        1,913       2,177
    Retained earnings                                       318,589     309,712
    Less treasury shares, at cost:
      Preferred -    48,835 and    47,935 shares             (1,580)     (1,553)
      Common    - 1,400,241 and 1,536,646 shares            (63,514)    (68,665)
                                                          ---------   ---------
          Total shareholders' equity                        241,643     253,540
                                                          ---------   ---------
          TOTALS                                          $ 395,261   $ 406,600
                                                          =========   =========

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
    (Thousands of dollars, except earnings per share and shares outstanding)
                                       Three Months Ended   Nine Months Ended
                                         September 30          September 30

                                        1996       1995       1996       1995
Net sales                           $  121,744 $  119,995 $  360,994 $  363,364
Other income                               462      1,057      2,965      4,141
                                    ---------- ---------- ---------- ----------
                                       122,206    121,052    363,959    367,505
                                    ---------- ---------- ---------- ----------
Costs and expenses
  Cost of products sold                 74,279     74,885    227,713    223,385
  Selling, general and administrative   32,561     35,035     97,375    101,459
  Depreciation                           4,780      4,843     15,959     15,017
  Interest                                 324        294        993      1,298
  Currency exchange (gains)/losses          88       (304)       356        832
                                    ---------- ---------- ---------- ----------
                                       112,032    114,753    342,396    341,991
                                    ---------- ---------- ---------- ----------
Income from operations
  before income taxes                   10,174      6,299     21,563     25,514
Income taxes                             4,058      2,463      8,552     10,349
                                    ---------- ---------- ---------- ----------
Net income                          $    6,116 $    3,836 $   13,011 $   15,165
                                    ========== ========== ========== ==========

Earnings per common share           $     1.26 $     0.67 $     2.63 $     2.61
                                    ========== ========== ========== ==========

Weighted average number of common
  shares outstanding                 4,932,145  5,803,554  4,932,145  5,803,554
                                    ========== ========== ========== ==========
Dividends paid on preferred stock   $       13 $       13 $       39 $       40
                                    ========== ========== ========== ==========

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                           Nine Months Ended
                                                              September 30

                                                              1996       1995
OPERATING ACTIVITIES
  Income from operations                                  $  13,011   $  15,165
  Depreciation                                               15,959      15,017
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                       (2,890)     (2,641)
  Changes in operating assets and liabilities                24,807      (6,071)
  Other - principally currency exchange adjustments             478       3,245
                                                          ---------   ---------
  Cash flow from operating activities                        51,365      24,715
                                                          ---------   ---------
INVESTING ACTIVITIES
  Property additions                                        (12,191)    (12,772)
  Property disposals                                          1,702         908
  Acquisitions and other investing                          (16,480)     (2,839)
                                                          ---------   ---------
  Cash flow from investing activities                       (26,969)    (14,703)
                                                          ---------   ---------
FINANCING ACTIVITIES
  Additions to long-term debt                                    88         134
  Reductions of long-term debt                               (1,379)     (1,661)
  Changes in notes payable and short term debt               (1,660)     (3,209)
  Cash dividends                                             (4,134)     (4,625)
  Company stock sold and purchased                          (20,510)     (1,677)
                                                          ---------   ---------
  Cash flow from financing activities                       (27,595)    (11,038)
                                                          ---------   ---------
Effect of exchange rate changes on cash                        (310)        778
                                                          ---------   ---------
Increase/(decrease) in cash and cash equivalents             (3,509)       (248)
Beginning cash and cash equivalents                          31,950      54,420
                                                          ---------   ---------
Ending cash and cash equivalents                          $  28,441   $  54,172
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments,consisting of only normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the three and nine-month periods ended September 30, 1996 and 1995. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Most of the third quarter 1996 sales growth came from Germany, the company's largest international operation, which achieved stronger local and export sales during the quarter. Sales in most other international markets were about the same as the prior year. In Brazil, however, sales were notably behind 1995, which was a period of extraordinary economic activity in that country.

     Sales of portable instruments in the U.S. were also strong, boosted by fulfillment of a large special order. Commercial safety product revenues in the U.S. continued to lag prior year levels. Shipments of gas masks to the U.S. military were significantly below the prior year, as expected, due to lower levels of overall government procurement of such products.

    Most of the third quarter 1996 profit gains occurred in the U.S. and stemmed from improved manufacturing cost performance and inventory management along with reduced selling and administrative expenses. Profits also improved in Germany due to higher sales. Profits from Brazilian operations have fallen to more normal levels compared to the robust activity in 1995. The newly formed affiliate in Argentina has continued to incur very meaningful start-up costs.

     Financial results in the third quarter are a welcome improvement, driven mostly by improved operating efficiencies and internal initiatives. Product demand has been inconsistent in a seasonally slow quarter. The backlog of commercial orders for future shipment is considerably higher than it was at this time last year. This is an encouraging indication of fourth quarter potential.

     In August, the company acquired Rose Manufacturing Company, a leading manufacturer in the growing fall protection portion of the safety products business, and Better Breathing, Inc., a leading innovator of disposable respiratory protection products. These acquisitions will substantially strengthen the company's global position in these important market segments.

     Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant third quarter 1996 gains relate primarily to Germany and Italy. Significant third quarter 1995 losses relate to Germany and Japan; year to date translation gains relate to Germany and Netherlands.

                                     Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                       1996       1995       1996       1995
                                    (Thousands of dollars)(Thousands of dollars)
     Translation (gains)/losses          (914)     2,039        264      (2,411)

     Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of September 30, 1996 were 2.8 and 6.3%, respec-tively, as compared to 3.2 and 6.4% at December 31, 1995.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.  Legal Proceedings

         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date: NOVEMBER 12, 1996                      By          S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer