Form 10-K
period 1996-12-31
MINE SAFETY APPLIANCES CO
filed 1997-03-26
CIK 66570

                      Securities and Exchange Commission
                            Washington, D.C. 20549



                                   FORM 10-K
                                 ANNUAL REPORT


                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                           For the fiscal year ended
                               December 31, 1996



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

                        Preferred Stock Purchase Rights

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


For the fiscal year ended December 31, 1996      Commission File No. 0-2504


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


     121 Gamma Drive
     RIDC Industrial Park
     O'Hara Township
     Pittsburgh, Pennsylvania                               15238
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 412/967-3000
----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:


                        Preferred Stock Purchase Rights
--------------------------------------------------------------------------------
                               (Title of Class)



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

            Yes   X                              No _____
                -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 21, 1997, there were outstanding 5,195,022 shares of common stock, no par value including 600,000 shares held by the Mine Safety Appliances
Company Stock Compensation Trust.   Total market value of outstanding voting
stock as of February 21, 1997 was $296,778,619. The aggregate market value of voting stock held by non-affiliates as of February 21,1997 was $164,906,127.

                                  (COVER PAGE)


                      DOCUMENTS INCORPORATED BY REFERENCE



The following documents have been incorporated by reference:

                                                                      FORM 10-K
DOCUMENT                                                             PART NUMBER
--------                                                             -----------

(1)  Annual Report to Shareholders
      for the year ended
      December 31, 1996                                               I, II, IV

(2)  Proxy Statement filed
      pursuant to Regulation 14A
      in connection with the registrant's
      Annual Meeting of Shareholders to
      be held on April 23, 1997                                          III

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

     Orders, except under contracts with the U.S. government agencies and with international governments, are generally filled promptly after receipt and the production period for special items is usually less than one year. The backlog of orders under contracts with the U.S. government agencies and certain international governments is summarized as follows:

                                    December 31
                             -------------------------
                              1996     1995     1994
                             -------  -------  -------
                                   (In thousands)
                             -------------------------
U.S. Government Agencies     $14,400  $30,400  $36,200
International Governments        900    7,900    8,800

     Approximately $900,000 under contracts with the U.S. government agencies and $300,000 with international governments are expected to be shipped after December 31, 1997.

     Sales of products to U.S. government agencies continued to decrease in 1996. Incoming orders were significantly less than shipments in 1996, and significantly lower than 1995 incoming orders. Further information with respect to the registrant's products, operations in different geographic areas, equity in earnings and assets of international affiliated companies, and significant customers is reported at Note 5 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareholders for the year ended December 31, 1996, incorporated herein by reference.

  Research:
  --------

     The registrant and its affiliated companies engage in applied research with a view to developing new products and new applications for existing products. Most of its products are designed and manufactured to meet currently applicable performance and test standards published by groups such as ANSI (American National Standards Institute), MSHA (Mine Safety & Health Administration), NIOSH (National Institute for Occupational Safety and Health), UL (Underwriters' Laboratories), SEI (Safety Equipment Institute) and FM (Factory Mutual). The registrant also from time to time engages in research projects for others such as the Bureau of Mines and the Department of Defense or its prime contractors. Registrant-sponsored research and development costs were $19,122,000 in 1996, $20,366,000 in 1995, and $20,575,000 in 1994.

     In the aggregate, patents have represented an important element in building up the business of the registrant and its affiliates, but in the opinion of management no one patent or group of patents is of material significance to the business as presently conducted.

  General:
  -------

     The company was founded in 1914 and is headquartered in Pittsburgh, Pennsylvania. As of December 31, 1996, the registrant and its affiliated companies had approximately 4,200 employees, of which 1,900 were employed by international affiliates. None of the U.S. employees are subject to the provisions of a collective bargaining agreement.

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

      In the third quarter of 1996, the company acquired Rose Manufacturing Company, a leading manufacturer in the growing fall protection portion of the safety products business, and Better Breathing, Inc., a leading innovator of disposable respiratory protection products. In 1992 the company decided to discontinue the operations of Transfer-Metallisierte Produkte GmbH (TMP), a joint venture in Germany to produce metallized paper. Operating activities ceased during 1993. During 1996 the company completed the assets valuation process and the settlement of its liabilities, the effects of which were not significant to the consolidated financial position and results of operations. Further information about the registrant's business is included in Management's Discussion and Analysis at pages 10 to 12 of the Annual Report to Shareholders, incorporated herein by reference.

  Executive Officers:
  ------------------

                          All Positions and Offices
Name              Age     Presently Held
----              ---     -------------------------
J. T. Ryan III    53      Chairman and
                          Chief Executive Officer

T. B. Hotopp      55      President

J. E. Herald      55      Vice President - Finance
                          (Chief Financial Officer)

W. E. Christen    52      Vice President

G. W. Steggles    62      Vice President

G. R. McGee       56      Vice President

D. H. Cuozzo      63      Vice President and Secretary

D. L. Zeitler     48      Treasurer

     All the executive officers have been employed by the registrant since prior to January 1, 1992 and have held their present positions since prior to that date except as follows:

     (a) Mr. Hotopp was elected President on December 18, 1996. Prior to that time, he was Senior Vice President and General Manager, Safety Products.

     (b) Mr. Steggles was employed by the registrant on May 4, 1992 and elected Vice President. From prior to January 1, 1992 until he joined the registrant, Mr. Steggles was Vice President of International Marketing and Sales with the BMY Division of Harsco Corp., a manufacturer of tracked and wheeled vehicles.

     (c) Mr. McGee was employed by the registrant on January 2, 1997 and was elected Vice President and General Manager, Instrument Division. From prior to January 1, 1992 until July, 1996, Mr. McGee was President and Chief Executive Officer of Balzer High Vacuum Products. From July, 1996 until he joined the registrant, he was President and Chief Executive Officer of Pfeiffer Vacuum Technology, Inc., which is a spinoff of Balzer High Vacuum Products.

     (d) Mr. Cuozzo was elected Vice President on April 27, 1995. Prior to that time, he was Secretary.

     The executive officers of the registrant serve at the pleasure of the Board of Directors and are not elected to any specified term of office.

     The primary responsibilities of these officers follow:

Individual                         Responsibilities
----------                         ----------------
Mr. Hotopp                    U.S. operations

Mr. Christen                  European operations

Mr. Steggles                  International operations outside the U.S. and
                              Europe

Mr. McGee                     Research, product development, manufacturing and
                              marketing of instrument and battery products in the U.S.

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

     Production and Research Facilities:
     ----------------------------------

     The registrant's principal U.S. manufacturing and research facilities are located in the Greater Pittsburgh area in buildings containing approximately 1,049,000 square feet. Other U.S. manufacturing and research facilities of the registrant are located in Esmond, Rhode Island (184,000 sq. ft.), Jacksonville, North Carolina (107,000 sq. ft.), Lyons, Colorado (10,000 sq. ft.), Sparks, Maryland (37,000 sq. ft.), Dayton, Ohio (23,000 sq. ft.), Lawrence, Massachusetts (42,000 sq. ft.), and Englewood, Colorado (41,000 sq. ft.).

     Manufacturing facilities of international affiliates of the registrant are located in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, Peru, Scotland, Spain, and Sweden. The most significant are located in Germany (approximately 431,000 sq. ft., excluding 127,000 sq. ft. leased to others), and in Glasgow, Scotland (approximately 96,000 sq. ft., excluding 44,000 sq. ft. leased to others); research activities are also conducted at these facilities.

     Virtually all of these buildings are owned by the registrant and its affiliates and are constructed of granite, brick, concrete block, steel or other fire-resistant materials. The German facility is owned subject to encumbrances securing indebtedness in the aggregate amount of $3,348,000 as of December 31, 1996.

     Sales Offices and Warehouses:
     ----------------------------

     The registrant and its U.S. affiliates own two warehouses and lease 13 other distribution warehouses with aggregate floor space of approximately 201,000 sq. ft. in or near principal cities in 11 states in the United States. Leases expire at various dates through 1999. Sales offices and distribution warehouses are owned or leased in or near principal cities in 24 other countries in which the registrant's affiliates are located.

Item 3.  Legal Proceedings
--------------------------

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during fourth quarter 1996.

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

    Incorporated by reference herein pursuant to Rule 12b - 23 are

     Item 5 - "Common Stock" appearing at page 12

     Item 6 - "Five-Year Summary of Selected Financial Data" appearing at page 23

     Item 7 - "Management's Discussion and Analysis" appearing at pages 10 to 12

     Item 8 - "Financial Statements and Notes to Consolidated Financial Statements" appearing at pages 13 to 22 of the Annual Report to Shareholders for the year ended December 31, 1996. Said pages of the Annual Report are submitted with this report and pursuant to Item 601(b)(13) of Regulation S-K shall be deemed filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a) hereof.

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

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

--------------------------------------------------------------------------------

    Incorporated by reference herein pursuant to Rule 12b - 23 are (1) "Election of Directors" appearing at pages 1 to 3, (2) "Other Information Concerning Directors and Officers" appearing at pages 4 to 10 (except as excluded below), and (3) "Stock Ownership" appearing at pages 11 to 14 of the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant's Annual Meeting of Shareholders to be held on April 23, 1997. The information appearing in such Proxy Statement under the caption "Compensation Committee Report on Executive Compensation," and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein, including without limitation the information under the captions "Comparison of Five-Year Cumulative Total Return" and "Shareholder Rights Plan," is not incorporated herein.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  1 and 2.  Financial Statements

          The following information appearing on pages 13 to 22 inclusive in the Annual Report to Shareholders of the registrant for the year ended December 31, 1996, is incorporated herein by reference pursuant to Rule 12b-23.

     Report of Independent Accountants

     Consolidated Balance Sheet - December 31, 1996 and 1995

     Consolidated Statement of Income - three years ended December 31, 1996

     Consolidated Statement of Earnings Retained in the Business - three years ended December 31, 1996

     Consolidated Statement of Cash Flows - three years ended December 31, 1996

     Notes to Consolidated Financial Statements

Said pages of the Annual Report are submitted with this report and, pursuant to
Item 601(b)(13) of Regulation S-K shall be deemed to be filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a)(1) and (2) hereof.

     The following additional financial information for the three years ended December 31, 1996 is filed with the report and should be read in conjunction with the above financial statements:

     Report of Independent Accountants on Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements and notes to the financial statements listed above.

(a)  3.   Exhibits

          (3)(i) Restated Articles of Incorporation as amended to April 27, 1989, filed in Form 10-Q on August 5, 1994, are incorporated herein by reference.

          (3)(ii) By-laws of the registrant, as amended to August 29, 1990, filed in Form 10-Q on November 13, 1995, are incorporated herein by reference.

          (4) Rights Agreement dated as of February 10, 1997 between the registrant and Norwest Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the registrant's Form 8-A on February 25, 1997, is incorporated herein by reference.

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

          (10)(f) Trust Agreement as of June 1, 1996 between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust, filed herewith.


* The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

          (13) Annual Report to Shareholders for year ended December 31, 1996

          (21) Affiliates of the registrant

          (23) Consent of Price Waterhouse LLP, independent accountants

          (27) Financial Data Schedule (filed in electronic format only)

          The registrant agrees to furnish to the Commission upon request copies of all instruments with respect to long-term debt referred to in Note 4 of the Notes to Consolidated Financial Statements filed as part of
          Exhibit 13 to this annual report which have not been previously filed or are not filed herewith.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MINE SAFETY APPLIANCES COMPANY



    March 26, 1997            By    /S/John T. Ryan III
---------------------            ---------------------------------
   (Date)                              John T. Ryan III
                                  Chairman of the Board and
                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                        Title                          Date
     -------------                    ---------                      --------


/S/John T. Ryan III         Director; Chairman of the Board   March 26, 1997
--------------------------  and Chief Executive Officer
John T. Ryan III


/S/James E. Herald          Vice President - Finance;         March 26, 1997
--------------------------  Principal Financial and
James E. Herald             Accounting Officer


/S/Joseph L. Calihan        Director                          March 26, 1997
--------------------------
Joseph L. Calihan


/S/Calvin A. Campbell, Jr.  Director                          March 26, 1997
--------------------------
Calvin A. Campbell


/S/G. Donald Gerlach        Director                          March 26, 1997
--------------------------
G. Donald Gerlach


/S/Helen Lee Henderson      Director                          March 26, 1997
--------------------------
Helen Lee Henderson


/S/Leo N. Short, Jr.        Director                          March 26, 1997
--------------------------
Leo N. Short, Jr.

                       Report of Independent Accountants
                        on Financial Statement Schedule

February 17, 1997

To the Board of Directors of
Mine Safety Appliances Company


Our audits of the consolidated financial statements referred to in our report dated February 17, 1997, appearing on page 13 of the 1996 Annual Report to Shareholders of Mine Safety Appliances Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

                                                                     SCHEDULE II

                 MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)


                                              1996      1995      1994
                                             ------    ------    ------
Allowance for doubtful accounts:

Balance at beginning of year                 $2,640    $2,102    $2,516

Additions -
   Charged to costs and expenses                812       949       741

Deductions from reserves (1)                    459       411     1,155
                                             ------    ------    ------

Balance at end of year                       $2,993    $2,640    $2,102
                                             ======    ======    ======


(1) Bad debts written off, net of recoveries.