Form 10-Q
period 1997-03-31
MINE SAFETY APPLIANCES CO
filed 1997-05-09
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997             Commission File No. 0-2504


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


            Yes   X                                         No


As of April 30, 1997, there were outstanding 5,187,792 shares of common stock without par value, including 600,000 shares held by the Mine Safety Appliances Company Stock Compensation Trust

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                           March 31  December 31
                                                             1997        1996
ASSETS
  Current assets
    Cash                                                  $   4,485   $   7,963
    Temporary investments, at cost plus accrued interest     31,658      17,133
    Accounts receivable, less allowance (1997 - $2,944;
      1996 - $2,993)                                         87,032     101,740
    Inventories:
      Finished products                                      33,122      32,042
      Work in process                                        14,390      15,311
      Raw materials and supplies                             28,475      29,687
                                                          ---------   ---------
          Total inventories                                  75,987      77,040
                                                          ---------   ---------
    Other current assets                                     24,508      24,531
                                                          ---------   ---------
          Total current assets                              223,670     228,407
                                                          ---------   ---------

  Property, plant and equipment                             346,596     347,432
  Accumulated depreciation                                 (199,147)   (200,374)
                                                          ---------   ---------
          Net property                                      147,449     147,058
                                                          ---------   ---------

  Other assets                                               31,085      32,217
                                                          ---------   ---------
          TOTALS                                          $ 402,204   $ 407,682
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  42,244   $  35,823
    Federal, foreign, state and local income taxes            8,240       9,156
    Other current liabilities                                43,983      46,835
                                                          ---------   ---------
          Total current liabilities                          94,467      91,814
                                                          ---------   ---------

  Long-term debt                                             12,666      13,278
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits                           56,646      61,158

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,767,413 and 6,749,733 (outstanding
      4,591,137 and 4,611,125)                               11,701      10,866
    Common Stock Compensation Trust (600,000 shares)        (28,200)    (28,200)
    Cumulative translation adjustments                       (3,834)      1,430
    Retained earnings                                       329,502     325,898
    Less treasury shares, at cost:
      Preferred  -  49,313 and  49,913 shares                (1,595)     (1,595)
      Common     - 1,576,273 and 1,538,608 shares           (72,718)    (70,536)
                                                          ---------   ---------
          Total shareholders' equity                        238,425     241,432
                                                          ---------   ---------
          TOTALS                                          $ 402,204   $ 407,682
                                                          =========   =========

                     MINE SAFETY APPLIANCES COMPANY
               CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Thousands of dollars, except earnings per share and shares outstanding)
                                                     Three Months Ended
                                                        March 31

                                                      1997       1996
Net sales                                         $  113,473 $  115,371
Other income                                           1,026      1,341
                                                  ---------- ----------
                                                     114,499    116,712
                                                  ---------- ----------
Costs and expenses
  Cost of products sold                               70,399     74,046
  Selling, general and administrative                 32,108     31,465
  Depreciation                                         5,389      5,579
  Interest                                               411        346
  Currency exchange (gains)/losses                        71        146
                                                  ---------- ----------
                                                     108,378    111,582
                                                  ---------- ----------
Income from operations before income taxes             6,121      5,130
Income taxes                                           2,517      1,991
                                                  ---------- ----------
Net income                                        $    3,604 $    3,139
                                                  ========== ==========

Earnings per common share                         $     0.78 $     0.61
                                                  ========== ==========

Weighted average number of common
  shares outstanding                               4,595,672  5,093,704
                                                  ========== ==========
Dividends paid on preferred stock                 $       12 $       13
                                                  ========== ==========

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Three Months Ended
                                                                 March 31

                                                              1997       1996
OPERATING ACTIVITIES
  Income from operations                                  $   3,604   $   3,139
  Depreciation                                                5,389       5,579
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                       (1,509)       (876)
  Changes in operating assets and liabilities                 8,140       6,171
  Other - principally currency exchange adjustments          (4,123)       (107)
                                                          ---------   ---------
  Cash flow from operating activities                        11,501      13,906
                                                          ---------   ---------

INVESTING ACTIVITIES
  Property additions                                         (7,857)     (2,967)
  Property disposals                                            135         933
  Acquisitions and other investing                             (232)       (147)
                                                          ---------   ---------
  Cash flow from investing activities                        (7,954)     (2,181)
                                                          ---------   ---------

FINANCING ACTIVITIES
  Additions to long-term debt                                    23           0
  Reductions of long-term debt                                 (453)       (491)
  Cash dividends                                             (1,623)     (1,399)
  Company stock sold and purchased                           (1,347)     (9,811)
  Changes in short term debt and notes payable               12,896         620
                                                          ---------   ---------
  Cash flow from financing activities                         9,496     (11,081)
                                                          ---------   ---------
Effect of exchange rate changes on cash                      (1,996)       (259)
                                                          ---------   ---------
Increase/(decrease) in cash and cash equivalents             11,047         385
Beginning cash and cash equivalents                          25,096      31,950
                                                          ---------   ---------
Ending cash and cash equivalents                          $  36,143   $  32,335
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the three-month periods ended March 31, 1997 and 1996. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

Note 2 - Earnings per Share

     Earnings per common share is computed after dividends paid on preferred stock. Common shares reserved for outstanding options under the stock option and incentive plans would have a negligible dilutive effect on earnings per common share.

     In February 1997, the Financial Accounting Standards Board issued FAS 128, Earnings per Share. The company will adopt this statement for its December 31, 1997 financial statements and will restate prior period earnings per share amounts, if necessary. Presentation of both "basic" and "dilutive" earnings per share is required. The company does not expect any material impact on earnings per common share.


                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Consolidated sales for the first quarter of 1997 were $113,473,000 compared with $115,371,000 for the first quarter of 1996. Net income in the first quarter of 1997 was $3,604,000, or 78 cents per share, compared with $3,139,000, or 61 cents per share, for the same period last year.


     The small decline in sales is mainly attributed to the absence of U.S. military gas mask shipments (these contracts were completed in 1996) and specialty chemical sales, which were especially strong in the first quarter of last year. Specialty chemical incoming orders were good in the quarter, which is encouraging. U.S. commercial safety equipment sales also were somewhat below prior year levels, while instruments were about the same.


     Sales from European operations stated in U.S. dollars were even with last year. However, respectable sales growth in local currencies has been offset by adverse exchange rate shifts. Other international markets have continued healthy growth.


     Net income rose despite lower sales, due to higher gross margins on a more favorable product mix and improved profitability due to cost control.


     First quarter results were disappointing. However, incoming order patterns in several areas indicate improving sales later in the year. In 1996, business was slow in the first quarter and grew stronger as the year progressed. Maintaining year-to-year improvement will be challenging in view of this pattern.

     Restructuring efforts initiated in 1996 proceeded according to plan during the first quarter of 1997. Although minimal during the first quarter, significant cash outlays related to this effort are expected to occur later in 1997.


     Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant first quarter 1997 translation losses relate primarily to Germany and Italy.

                                     Three Months Ended
                                          March 31
                                       1997       1996
                                     (Thousands of dollars)
  Translation (gains)/losses
                                        5,264        483


     Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of March 31, 1997 were 2.4 and 5.9%, respectively, as compared to 2.5 and 6.2% at December 31, 1996.


     On April 1, 1997, the company acquired the controlling interest in Boart MSA, its partnership in South Africa, providing the company a wholly-owned affiliate in that country. With the transaction, MSA changed the name of the affiliate to MSA Africa (Pty.) Ltd.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY

Item 1.  Legal Proceedings

         On April 24, 1997 a proceeding was instituted against the registrant by the United States Attorney in the United States District Court for the Western District of Pennsylvania charging that from March 1993 to December 1994, the registrant stored approximately 100 pounds of hazardous waste in an unpermitted area at its Callery Chemical Company facility near Evans City, Pennsylvania, in violation of 42 U.S.C.
         Section 6928(d)(2)(A). On April 24, 1997 the registrant pleaded no contest to the charge and paid a fine of $350,000.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date:  May 9, 1997          By            S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer