Form 10-Q
period 1997-06-30
MINE SAFETY APPLIANCES CO
filed 1997-08-13
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997             Commission File No. 0-2504


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


            Yes   X                                         No


As of July 31, 1997, there were outstanding 5,163,035 shares of common stock without par value, including 600,000 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                           June 30  December 31
                                                              1997       1996
ASSETS
  Current assets
    Cash                                                  $   8,808   $   7,963
    Temporary investments, at cost plus accrued interest     15,762      17,133
    Accounts receivable, less allowance (1997 - $3,369;
      1996 - $2,993)                                         85,567     101,740
    Inventories:
      Finished products                                      35,259      32,042
      Work in process                                        14,865      15,311
      Raw materials and supplies                             30,895      29,687
                                                           --------   ---------
          Total inventories                                  81,019      77,040
                                                          ---------   ---------
    Other current assets                                     25,682      24,531
                                                          ---------   ---------
          Total current assets                              216,838     228,407
                                                          ---------   ---------

  Property, plant and equipment                             349,015     347,432
  Accumulated depreciation                                 (200,480)   (200,374)
                                                          ---------   ---------
          Net property                                      148,535     147,058
                                                          ---------   ---------

  Other assets                                               30,829      32,217
                                                          ---------   ---------
          TOTALS                                          $ 396,202   $ 407,682
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  36,149   $  35,823
    Federal, foreign, state and local income taxes            4,781       9,156
    Other current liabilities                                46,899      46,835
                                                          ---------   ---------
          Total current liabilities                          87,829      91,814
                                                          ---------   ---------

  Long-term debt                                             12,885      13,278
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits                           55,259      61,158

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,768,223 and 6,749,733 (outstanding
      4,584,035 and 4,611,125)                               11,740      10,866
    Stock compensation trust (600,000 shares)               (28,197)    (28,200)
    Cumulative translation adjustments                       (3,786)      1,430
    Retained earnings                                       331,703     325,898
    Less treasury shares, at cost:
      Preferred -    49,313 and    49,313 shares             (1,595)     (1,595)
      Common    - 1,584,188 and 1,538,608 shares            (73,205)    (70,536)
                                                          ---------   ---------
          Total shareholders' equity                        240,229     241,432
                                                          ---------   ---------
          TOTALS                                          $ 396,202   $ 407,682
                                                          =========   =========

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
    (Thousands of dollars, except earnings per share and shares outstanding)
                                       Three Months Ended    Six Months Ended
                                           June 30               June 30

                                        1997       1996       1997       1996
Net sales                           $  129,245 $  123,879 $  242,718 $  239,250
Other income                             1,436      1,162      2,462      2,503
                                    ---------- ---------- ---------- ----------
                                       130,681    125,041    245,180    241,753
                                    ---------- ---------- ---------- ----------
Costs and expenses
  Cost of products sold                 80,362     79,388    150,761    153,434
  Selling, general and administrative   35,003     33,349     67,111     64,814
  Depreciation                           5,532      5,600     10,921     11,179
  Interest                                 729        323      1,140        669
  Currency exchange (gains)/losses         426        122        497        268
                                    ---------- ---------- ---------- ----------
                                       122,052    118,782    230,430    230,364
                                    ---------- ---------- ---------- ----------
Income from operations
  before income taxes                    8,629      6,259     14,750     11,389
Income taxes                             3,574      2,503      6,091      4,494
                                    ---------- ---------- ---------- ----------
Net income                          $    5,055 $    3,756 $    8,659 $    6,895
                                    ========== ========== ========== ==========

Earnings per common share           $     1.10 $     0.76 $     1.88 $     1.37
                                    ========== ========== ========== ==========

Weighted average number of common
  shares outstanding                 4,590,480  4,994,805  4,590,480  4,994,805
                                    ========== ========== ========== ==========
Dividends paid on preferred stock   $       12 $       13 $       12 $       26
                                    ========== ========== ========== ==========

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                             Six  Months Ended
                                                                  June 30

                                                              1997       1996
OPERATING ACTIVITIES
  Income from operations                                  $   8,659   $   6,895
  Depreciation                                               10,922      11,179
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                       (2,986)     (1,878)
  Changes in operating assets and liabilities                 7,235      15,535
  Other - principally currency exchange adjustments          (6,441)       (666)
                                                          ---------   ---------
  Cash flow from operating activities                        17,389      31,065
                                                          ---------   ---------
INVESTING ACTIVITIES
  Property additions                                        (15,135)     (7,177)
  Property disposals                                            624       1,094
  Acquisitions and other investing                             (495)     (1,953)
                                                          ---------   ---------
  Cash flow from investing activities                       (15,006)     (8,036)
                                                          ---------   ---------
FINANCING ACTIVITIES
  Additions to long-term debt                                   638          88
  Reductions of long-term debt                                 (855)       (748)
  Changes in notes payable and short term debt                4,158        (857)
  Cash dividends                                             (3,051)     (2,754)
  Company stock purchases and sales                          (1,792)    (15,095)
                                                          ---------   ---------
  Cash flow from financing activities                          (902)    (19,366)
                                                          ---------   ---------
Effect of exchange rate changes on cash                      (2,007)       (607)
                                                          ---------   ---------
Increase/(decrease) in cash and cash equivalents               (526)      3,056
Beginning cash and cash equivalents                          25,096      31,950
                                                          ---------   ---------
Ending cash and cash equivalents                          $  24,570   $  35,006
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments,consisting of only normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the three and six-month periods ended June 30, 1997 and 1996. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

Note 2 - Earnings per Share

     Earnings per common share is computed after dividends paid on preferred stock. Common shares reserved for outstanding options under the stock option and incentive plans would have a negligible dilutive effect on earnings per common share. The shares held by the Stock Compensation Trust are not included for earnings per share calculations.

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

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Consolidated sales for the second quarter of 1997 were $129,245,000 compared with $123,879,000 for the second quarter of 1996. Sales for the six months ended June 30, 1997 were $242,718,000 compared with $239,250,000 for 1996.

     Net income for the 1997 second quarter was $5,055,000, or $1.l0 per share, compared with 1996 second quarter income of $3,756,000, or 76 cents per share. Net income for the six months ended June 30, 1997 was $8,659,000, or $1.88 per share, compared with $6,895,000, or $1.37 per share in 1996.

     Sales improvements in the second quarter are largely attributable to the acquisition in April 1997 of the majority interest in a South African affiliate, MSA Africa (Pty.) Ltd., which is now wholly owned. The company previously held a minority position in the ownership and management control of this affiliate.

     Generally flat sales for the six months reflect the continued absence of U.S. military gas mask business, offset by improvements in U.S. commercial safety equipment sales, particularly in the company's new fall protection equipment product line (acquired in the second half of 1996), and also by continued growth in specialty chemicals.

     Modest local currency sales growth in the European operations has been more than offset by adverse exchange rate movements related to the strong U.S. dollar. Sales in other international markets, excluding MSA Africa, were flat in the second quarter.

     Despite generally modest sales growth, net income has improved, particularly in U.S. operations, due to higher gross margins on a more favorable product mix and improved manufacturing cost control.

     Profits from international operations have improved marginally, with flat income in Europe being slightly offset by modest improvement in other international operations.

     The improved financial results during the first half of 1997 compared to 1996 are the positive outcome of ongoing cost control initiatives and the ability to improve gross margins by replacing lower margin U.S. military sales with commercial safety product sales.

     The second half of 1996 produced significantly higher profits than the first half. Matching this performance in the second half of 1997 will be challenging, especially in view of the anticipated moving and learning curve costs related to the consolidation (announced at the end of last year) of U.S. safety manufacturing facilities. The movements in some manufacturing processes require temporary holdings of inventory to assure a high level of customer service during the transition, which will affect ongoing performance in inventory reduction throughout the balance of the year. However, there are some related offsets to the factory consolidation costs, and earnings per share for 1997 are expected to remain above the prior year. Earnings per share continue to benefit from a reduction in shares outstanding due to the purchase of shares by the company.

     Cash outlays related to the planned U.S. restructuring efforts referred to previously were modest in the first half; however, more significant outlays are expected later in 1997.

     Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant 1997 year-to-date losses relate primarily to Germany and Italy. Significant year-to-date 1996 losses related primarily to Germany.

                                     Three Months Ended      Six Months Ended
                                           June 30               June 30
                                       1997       1996       1997       1996
                                    (Thousands of dollars)(Thousands of dollars)
     Translation (gains)/losses           (48)       695      5,216       1,178

     Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of June 30, 1997 were 2.5 and 6.1%, respectively, as compared to 2.5 and 6.2% at December 31, 1996.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.  Legal Proceedings

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)  April 23, 1997 - Annual Meeting

         (b)  Directors elected at Annual Meeting:

         Calvin A. Campbell, Jr.
         G. Donald Gerlach

         Directors whose term of office continued after the meeting:

         Helen Lee Henderson
         John T. Ryan III
         Joseph L. Calihan
         Leo N. Short, Jr.

         (c)  Election of two Directors for a term of three years

         Calvin A. Campbell, Jr.       For                 4,902,993
                                       Withhold               58,620
                                       Broker Nonvotes          -0-

         G. Donald Gerlach             For                 4,908,893
                                       Withhold               52,720
                                       Broker Nonvotes          -0-

         Selection of Price Waterhouse as Auditors for the year ending December 31, 1997

                                       For                 4,552,432
                                       Against                 1,755
                                       Abstain               407,426
                                       Broker Nonvotes          -0-

         (d)  Not applicable

Item 5.  Other Information

         At the Board of Directors' Meeting held on June 25, 1997, Thomas H. Witmer was appointed a Director of the Company to serve until the Annual Meeting of Shareholders in 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1997.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date: August 13, 1997                      By          S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer