Form 10-Q
period 1997-09-30
MINE SAFETY APPLIANCES CO
filed 1997-11-12
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997             Commission File No. 0-2504


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


            Yes   X                                         No


As of October 31, 1997, there were outstanding 5,058,026 shares of common stock without par value, including 600,000 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                           September December 31
                                                              1997       1996
ASSETS
  Current assets
    Cash                                                  $   6,812   $   7,963
    Temporary investments, at cost plus accrued interest     19,062      17,133
    Accounts receivable, less allowance (1997 - $3,278;
      1996 - $2,993)                                         84,122     101,740
    Inventories:
      Finished products                                      36,001      32,042
      Work in process                                        14,609      15,311
      Raw materials and supplies                             31,479      29,687
                                                           --------   ---------
          Total inventories                                  82,089      77,040
                                                          ---------   ---------
    Other current assets                                     26,773      24,531
                                                          ---------   ---------
          Total current assets                              218,858     228,407
                                                          ---------   ---------

  Property, plant and equipment                             348,416     347,432
  Accumulated depreciation                                 (198,827)   (200,374)
                                                          ---------   ---------
          Net property                                      149,589     147,058
                                                          ---------   ---------

  Other assets                                               29,316      32,217
                                                          ---------   ---------
          TOTALS                                          $ 397,763   $ 407,682
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  48,443   $  35,823
    Federal, foreign, state and local income taxes            6,217       9,156
    Other current liabilities                                47,129      46,835
                                                          ---------   ---------
          Total current liabilities                         101,789      91,814
                                                          ---------   ---------

  Long-term debt                                             12,393      13,278
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits                           47,079      61,158

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,769,273 and 6,749,733 (outstanding
      4,461,386 and 4,611,125)                               11,802      10,866
    Stock compensation trust (600,000 shares)               (28,196)    (28,200)
    Cumulative translation adjustments                       (5,863)      1,430
    Retained earnings                                       337,564     325,898
    Less treasury shares, at cost:
      Preferred -    49,313 and    49,313 shares             (1,595)     (1,595)
      Common    - 1,707,887 and 1,538,608 shares            (80,779)    (70,536)
                                                          ---------   ---------
          Total shareholders' equity                        236,502     241,432
                                                          ---------   ---------
          TOTALS                                          $ 397,763   $ 407,682
                                                          =========   =========

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
    (Thousands of dollars, except earnings per share and shares outstanding)
                                       Three Months Ended   Nine Months Ended
                                         September 30          September 30

                                        1997       1996       1997       1996
Net sales                           $  120,602 $  121,744 $  363,320 $  360,994
Other income                               389      1,103      2,558      4,122
                                    ---------- ---------- ---------- ----------
                                       120,991    122,847    365,878    365,116
                                    ---------- ---------- ---------- ----------
Costs and expenses
  Cost of products sold                 72,560     74,279    223,321    227,713
  Selling, general and administrative   30,863     32,788     97,974     97,602
  Depreciation                           5,106      4,780     16,027     15,959
  Interest                                 728        324      1,868        993
  Currency exchange (gains)/losses         105         88        602        356
  Facilities consolidation - net         2,418        414      2,125        930
                                    ---------- ---------- ---------- ----------
                                       111,780    112,673    341,917    343,553
                                    ---------- ---------- ---------- ----------
Income from operations
  before income taxes                    9,211     10,174     23,961     21,563
Income taxes                             3,379      4,058      9,470      8,552
                                    ---------- ---------- ---------- ----------
Net income                          $    5,832 $    6,116 $   14,491 $   13,011
                                    ========== ========== ========== ==========

Earnings per common share           $     1.29 $     1.26 $     3.17 $     2.63
                                    ========== ========== ========== ==========

Weighted average number of common
  shares outstanding                 4,559,370  4,932,145  4,559,370  4,932,145
                                    ========== ========== ========== ==========
Dividends paid on preferred stock   $       12 $       13 $       37 $       39
                                    ========== ========== ========== ==========

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Nine  Months Ended
                                                               September 30

                                                              1997       1996
OPERATING ACTIVITIES
  Income from operations                                  $  14,491   $  13,011
  Depreciation                                               16,027      15,959
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                      (10,244)     (2,890)
  Changes in operating assets and liabilities                 5,256      24,807
  Other - principally currency exchange adjustments          (5,176)        478
                                                          ---------   ---------
  Cash flow from operating activities                        20,354      51,365
                                                          ---------   ---------
INVESTING ACTIVITIES
  Property additions                                        (23,352)    (12,191)
  Property disposals                                          1,383       1,702
  Acquisitions and other investing                             (511)    (16,480)
                                                          ---------   ---------
  Cash flow from investing activities                       (22,480)    (26,969)
                                                          ---------   ---------
FINANCING ACTIVITIES
  Additions to long-term debt                                   514          88
  Reductions of long-term debt                               (1,187)     (1,379)
  Changes in notes payable and short term debt               20,146      (1,660)
  Cash dividends                                             (4,448)     (4,134)
  Company stock purchases and sales                          (9,303)    (20,510)
                                                          ---------   ---------
  Cash flow from financing activities                         5,722     (27,595)
                                                          ---------   ---------
Effect of exchange rate changes on cash                      (2,818)       (310)
                                                          ---------   ---------
Increase/(decrease) in cash and cash equivalents                778      (3,509)
Beginning cash and cash equivalents                          25,096      31,950
                                                          ---------   ---------
Ending cash and cash equivalents                          $  25,874   $  28,441
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments,consisting of only normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the three and nine-month periods ended September 30, 1997 and 1996. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

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


                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Consolidated sales for the third quarter of 1997 were $120,602,000 compared with $121,744,000 for the third quarter of 1996. Sales for the nine months ended September 30, 1997 were $363,320,000 compared with $360,994,000 for the same period last year.

     Net income for the 1997 third quarter was $5,832,000, or $1.29 per share, compared with 1996 third quarter income of $6,116,000, or $1.26 per share.
Net income for the nine months ended September 30, 1997 was $14,491,000, or $3.17 per share, compared with $13,011,000, or $2.63 per share in 1996.

     Sales results have been affected by various trends and events. In the U.S., the absence of significant military gas mask business has been offset by sales from 1996 fall protection and respirator acquisitions, which were not included until the end of the year. Commercial safety product sales in U.S. markets have been essentially flat with some continued growth in exports. Recent sales of instrument products are lower than 1996 levels, which included large special orders. Sales of specialty chemicals have continued to grow.

     Sales in Europe have been lower than the prior year with a moderate decline in local currency revenues compounded by adverse currency exchange rates. Sales in other international markets have increased, mostly in Latin America. International sales have also benefit by the inclusion of MSA Africa, which became a wholly owned affiliate of MSA earlier this year.

     The decline in net income for the third quarter occurred mainly in MSA European operations, principally Germany, as a result of lower sales and high operating costs. Income improved, however, in Latin America and other inter-national operations.

     Income from U.S. operations for the third quarter was about the same as the corresponding period of last year. Last year's results benefited by $1.7 million before-tax LIFO credit from inventory reductions which have not continued this year, due partly to a temporary need to keep back-up inventory during the facilities consolidation announced at the end of 1996. Furthermore, 1997 results include $2.4 million of pre-tax charges related to the consolida-tion activities. However, 1997 results include $4.5 million before tax pension settlement gains also stemming from the facilities consolidation. Facilities consolidation efforts are proceeding as anticipated.

     Results for the quarter were about as expected. MSA has been reasonably successful in adjusting to the end of some major U.S. military business by acquiring or increasing other businesses and by consolidating U.S. manufacturing facilities. While the consolidation activities have significant implementation costs, future years' operating performance will benefit.

     The profitability of European operations is a continuing concern. MSA is evaluating appropriate plans for improvement which should be finalized during the fourth quarter. Several new members of the MSA Europe management team have been hired over the last year.

     The results for the fourth quarter of 1996 included several significant income items which improved net income despite substantial restructuring charges. It may be challenging to expect similar results for the final quarter of this year. However, MSA continues to strive to attain its goal of higher earnings per share for the year. Earnings per share have been enhanced by reduced shares outstanding as a result of shares purchased by the company.

     Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant third quarter
1997 year-to-date losses relate primarily to Germany and Australia. Significant third quarter 1996 gains relate primarily to Germany and Italy.

                                     Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                       1997       1996       1997       1996
                                    (Thousands of dollars)(Thousands of dollars)
     Translation (gains)/losses         2,077       (914)     7,293         264

     Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of September 30, 1997 were 2.2 and 5.8%, respectively, as compared to 2.5 and 6.2% at December 31, 1996.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.  Legal Proceedings

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date: November 12, 1997                      By          S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer