Form 10-K405
period 1997-12-31
MINE SAFETY APPLIANCES CO
filed 1998-03-26
CIK 66570

                      Securities and Exchange Commission
                            Washington, D.C. 20549



                                   FORM 10-K
                                 ANNUAL REPORT



                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                           For the fiscal year ended
                               December 31, 1997



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



For the fiscal year ended December 31, 1997           Commission File No. 0-2504



                        MINE SAFETY APPLIANCES COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Pennsylvania                                      25-0668780
---------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



     121 Gamma Drive
     RIDC Industrial Park
     O'Hara Township
     Pittsburgh, Pennsylvania                                 15238
----------------------------------------       ---------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: 412/967-3000
----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:



                        Preferred Stock Purchase Rights
-------------------------------------------------------------------------------
                               (Title of Class)



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


               Yes   X          No
                   -----           -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 27, 1998, there were outstanding 5,053,510 shares of common stock, no par value including 600,000 shares held by the Mine Safety Appliances
Company Stock Compensation Trust.   Total market value of outstanding voting
stock as of February 27, 1998 was $313,317,620. The aggregate market value of voting stock held by non-affiliates as of February 27,1998 was $171,667,770.

                      DOCUMENTS INCORPORATED BY REFERENCE



The following documents have been incorporated by reference:

                                                                   FORM 10-K
DOCUMENT                                                          PART NUMBER
--------                                                          -----------

(1)  Annual Report to Shareholders
     for the year ended
     December 31, 1997                                             I, II, IV


(2)  Proxy Statement filed
     pursuant to Regulation 14A
     in connection with the registrant's
     Annual Meeting of Shareholders to
     be held on May 5, 1998                                            III


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

     Orders, except under contracts with U.S. government agencies and with international governments, are generally filled promptly after receipt and the production period for special items is usually less than one year. The backlog of orders under contracts with U.S. government agencies and certain international governments is summarized as follows:


                                      December 31
                           ---------------------------------
                           1997           1996         1995
                           ----           ----         ----
                                    (In thousands)
                           ---------------------------------
U.S. Government Agencies    $19,600     $14,400      $30,400
International Governments       0           900        7,900



Approximately $300,000 under contracts with U.S. government agencies is expected to be shipped after December 31, 1998.

     Sales of products to U.S. government agencies continued to decrease in 1997; however, incoming orders were slightly higher than shipments in 1997, and about the same as 1996 incoming orders. The company's business is not dependent upon a single customer or group of related customers, the loss of which would have a material adverse effect on the registrant's results. Further information with respect to the registrant's products, operations in different geographic areas, equity in earnings and assets of international affiliated companies is reported at Note 5 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareholders for the year ended December 31, 1997, incorporated herein by reference.

 Research:
 --------

     The registrant and its affiliated companies engage in applied research with a view to developing new products and new applications for existing products. Most of its products are designed and manufactured to meet currently applicable performance and test standards published by groups such as ANSI (American National Standards Institute), MSHA (Mine Safety & Health Administration), NIOSH (National Institute for Occupational Safety and Health), UL (Underwriters' Laboratories), SEI (Safety Equipment Institute) and FM (Factory Mutual). The registrant also from time to time engages in research projects for others such as the Bureau of Mines and the Department of Defense or its prime contractors. Registrant-sponsored research and development costs were $16,668,000 in 1997, $19,122,000 in 1996, and $20,366,000 in 1995.

     In the aggregate, patents have represented an important element in building up the business of the registrant and its affiliates, but in the opinion of management no one patent or group of patents is of material significance to the business as presently conducted.

 General:
 -------

     The company was founded in 1914 and is headquartered in Pittsburgh, Pennsylvania. As of December 31, 1997, the registrant and its affiliated companies had approximately 4,200 employees, of which 2,100 were employed by international affiliates. None of the U.S. employees is subject to the provisions of a collective bargaining agreement.

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

     In January 1998, the company announced that it had initiated action to sell its domestic affiliate, HAZCO Services, Inc. (due to its incompatibility with MSA's newly-established network of distributors). Further information about the registrant's business is included in Management's Discussion and Analysis at pages 10 to 12 of the Annual Report to Shareholders, incorporated herein by reference.

     Executive Officers:
     ------------------

                                               All Positions and Offices
     Name                   Age                      Presently Held
     ----                   ---                -------------------------
J. T. Ryan III               54                 Chairman and
                                                Chief Executive Officer

T. B. Hotopp                 56                 President

J. E. Herald                 56                 Vice President - Finance
                                                (Chief Financial Officer)

D. H. Cuozzo                 64                 Vice President and Secretary

D. L. Zeitler                49                 Vice President and Treasurer

J. M. Barendt                38                 Vice President

J. A. Bigler                 48                 Vice President

W. E. Christen               53                 Vice President

B. V. DeMaria                50                 Vice President

W. M. Lambert                39                 Vice President

G. R. McGee                  57                 Vice President

G. W. Steggles               63                 Vice President


     All the executive officers have been employed by the registrant since prior to January 1, 1993 and have held their present positions since prior to that date except as follows:

     (a) Mr. Hotopp was elected President on December 18, 1996. Prior to that time, he was Senior Vice President and General Manager, Safety Products.

     (b) Mr. Cuozzo was elected Vice President on April 27, 1995. Prior to that time, he was Secretary.

     (c) Mr. Zeitler was elected Vice President on January 9, 1998. Prior to that time, he was Treasurer.

     (d) Mr. Barendt was elected Vice President on January 9, 1998. From prior to January 1, 1993 until April 1996, he was Manager, Research and
          Development  at   the  company's Callery  Chemical Division.  From
          April 1996 until December 1996, he was Acting General Manager of Callery Chemical Division. From December 1996, he was General Manager of the Callery Chemical Division.

     (e) Mr. Bigler was elected Vice President on January 9, 1998. From prior to January 1, 1993 until April 1995, he was National Sales Manager. From April 1995 he was Director of Sales.

     (f) Mr. DeMaria was elected Vice President on January 9, 1998. From prior to January 1, 1993 until September 1994, he was Manager, Employee Benefits. From September 1994 he was Director, Human Resources.

     (g) Mr. Lambert was elected Vice President on January 9, 1998. From prior to January 1, 1993 until August 1993, he was a Product Line Manager. From August 1993 until March 1995, he was a Senior Product Line Manager. From March 1995 until August 1996, he was Marketing Manager. From August 1996 until December 1996, he was Director of Marketing. From December 1996 he was General Manager of the Safety Products Division.

     (h) Mr. McGee was employed by the registrant on January 2, 1997 and was elected Vice President and General Manager, Instrument Division. From prior to January 1, 1993 until July 1996, Mr. McGee was President and Chief Executive Officer of Balzer High Vacuum Products. From July 1996 until he joined the registrant, he was President and Chief Executive Officer of Pfeiffer Vacuum Technology, Inc., which is a spinoff of Balzer High Vacuum Products.


     The executive officers of the registrant serve at the pleasure of the Board of Directors and are not elected to any specified term of office.

     The primary responsibilities of these officers follow:


Individual                          Responsibilities
----------                          ----------------

Mr. Hotopp                    U. S. operations

Mr. Cuozzo                    General Counsel and corporate taxes

Mr. Zeitler                   Cash and risk insurance management

Mr. Barendt                   Research, product development, manufacturing and
                              marketing of specialty chemical products

Mr. Bigler                    U.S. sales and distribution

Mr. Christen                  European operations

Mr. DeMaria                   Human resources and corporate communications

Mr. Lambert                   Research, product development, manufacturing and
                              marketing of safety products in the U.S.

Mr. McGee                     Research, product development, manufacturing and
                              marketing of instrument and battery products in
                              the U.S.

Mr. Steggles                  International operations outside the U.S. and
                              Europe



Item 2. Properties
------------------

     World Headquarters:
     ------------------

     The registrant's executive offices are located at 121 Gamma Drive, RIDC Industrial Park, O'Hara Township, Pittsburgh, Pennsylvania 15238. This facility contains approximately 138,000 sq. ft.

     Production and Research Facilities:
     ----------------------------------

     The registrant's principal U.S. manufacturing and research facilities are located in the Greater Pittsburgh area in buildings containing approximately 968,000 square feet. Other U.S. manufacturing and research facilities of the registrant are located in Jacksonville, North Carolina (107,000 sq. ft.), Lyons, Colorado (10,000 sq. ft.), Sparks, Maryland (41,000 sq. ft.), Dayton, Ohio (33,000 sq. ft.), Lawrence, Massachusetts (42,000 sq. ft.), and Englewood, Colorado (41,000 sq. ft.).

     Manufacturing facilities of international affiliates of the registrant are located in Australia, Brazil, Canada, France, Germany, Italy, Japan, Mexico, Peru, Scotland, South Africa, Spain, and Sweden. The most significant are located in Germany (approximately 431,000 sq. ft., excluding 127,000 sq. ft. leased to others), and in Glasgow, Scotland (approximately 130,000 sq. ft., excluding 10,000 sq. ft. leased to others); research activities are also conducted at these facilities.

     Virtually all of these buildings are owned by the registrant and its affiliates and are constructed of granite, brick, concrete block, steel or other fire-resistant materials. The German facility is owned subject to encumbrances securing indebtedness in the aggregate amount of $1,931,000 as of December 31, 1997.

     Sales Offices and Warehouses:
     ----------------------------

     The registrant and its U.S. affiliates own one warehouse and lease 9 other distribution warehouses with aggregate floor space of approximately 55,000 sq. ft. in or near principal cities in 9 states in the United States. Leases expire at various dates through 1999. Sales offices and distribution warehouses are owned or leased in or near principal cities in 26 other countries in which the registrant's affiliates are located.

Item 3.  Legal Proceedings
--------------------------

     Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during fourth quarter 1997.

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

--------------------------------------------------------------------------------



  Incorporated by reference herein pursuant to Rule 12b - 23 are

     Item 5 - "Common Stock" appearing at page 12
     Item 6 - "Five-Year Summary of Selected Financial Data" appearing at page
               23
     Item 7 - "Management's Discussion and Analysis" appearing at pages 10 to 12
     Item 8 - "Financial Statements and Notes to Consolidated Financial Statements" appearing at pages 13 to 22 of the Annual Report to Shareholders for the year ended December 31, 1997. Said pages of the Annual Report are submitted with this report and pursuant to Item 601(b)(13) of Regulation S-K shall be deemed filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a) hereof.

Item 7a. Quantitative and qualitative disclosures about market risk
-------------------------------------------------------------------

            Not applicable.

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

--------------------------------------------------------------------------------
        Incorporated by reference herein pursuant to Rule 12b - 23 are (1) "Election of Directors" appearing at pages 1 to 3, (2) "Other Information Concerning Directors and Officers" appearing at pages 4 to 10 (except as excluded below), and (3) "Stock Ownership" appearing at pages 11 to 13 of the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant's Annual Meeting of Shareholders to be held on May 5, 1998. The information appearing in such Proxy Statement under the caption "Compensation Committee Report on Executive Compensation," and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein, including without limitation the information under the captions "Comparison of Five-Year Cumulative Total Return" and "1998 Management Share Incentive Plan" is not incorporated herein.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  1 and 2.  Financial Statements

          The following information appearing on pages 13 to 22 inclusive in the Annual Report to Shareholders of the registrant for the year ended December 31, 1997, is incorporated herein by reference pursuant to Rule 12b-23.

     Report of Independent Accountants

     Consolidated Balance Sheet - December 31, 1997 and 1996

     Consolidated Statement of Income - three years ended December 31, 1997

     Consolidated Statement of Earnings Retained in the Business - three years ended December 31, 1997

     Consolidated Statement of Cash Flows - three years ended December 31, 1997

     Notes to Consolidated Financial Statements

Said pages of the Annual Report are submitted with this report and, pursuant to
Item 601(b)(13) of Regulation S-K shall be deemed to be filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a)(1) and (2) hereof.

     The following additional financial information for the three years ended December 31, 1997 is filed with the report and should be read in conjunction with the above financial statements:

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

          (10)(c) * Executive Insurance Program, filed in Form 10-Q on August 5, 1994, is incorporated herein by reference.

          (10)(d) * Board of Directors April 24, 1984 Resolution providing for payment by the Company to officers the difference between amounts payable under terms of the Company's Non-Contributory Pension Plan and the benefit limitations of
                    Section 415 of the Internal Revenue Code, filed in Form 10-Q on May 11, 1995 is incorporated herein by reference.

          (10)(e) Trust Agreement as of June 1, 1996 between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust, filed in Form 10-K on March 26, 1997, is incorporated herein by reference.


* The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

          (13) Annual Report to Shareholders for year ended December 31,
                 1997

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

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                       Report of Independent Accountants
                        on Financial Statement Schedule

February 18, 1998

To the Board of Directors of
Mine Safety Appliances Company


Our audits of the consolidated financial statements referred to in our report dated February 18, 1998, appearing on page 13 of the 1997 Annual Report to Shareholders of Mine Safety Appliances Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

                                                                   SCHEDULE II

                 MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1997
                                (IN THOUSANDS)




                                          1997        1996        1995
                                        ----------  ----------  ---------

Allowance for doubtful accounts:

Balance at beginning of year              $2,993      $2,640      $2,102

Additions -
   Charged to costs and expenses           1,229         812         949
   Balance from acquisitions                 288

Deductions from reserves (1)                 806         459         411
                                          ------      ------      ------

Balance at end of year                    $3,704      $2,993      $2,640
                                          ======      ======      ======


(1)   Bad debts written off, net of recoveries.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MINE SAFETY APPLIANCES COMPANY



      March 26, 1998                By       /s/ John T. Ryan III
  ----------------------                ---------------------------------
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

    Signature                             Title                       Date
  -------------                         ---------                   --------

/s/  John T. Ryan III
---------------------------    Director; Chairman of the Board   March 26, 1998
     John T. Ryan III          and Chief Executive Officer



/s/  James E. Herald
---------------------------    Vice President - Finance;         March 26, 1998
     James E. Herald           Principal Financial and
                               Accounting Officer



/s/  Joseph L. Calihan
---------------------------    Director                          March 26, 1998
     Joseph L. Calihan



/s/ Calvin A. Campbell, Jr.
---------------------------    Director                          March 26, 1998
    Calvin A. Campbell, Jr.



/s/   G. Donald Gerlach
---------------------------    Director                          March 26, 1998
      G. Donald Gerlach



/s/  Helen Lee Henderson
---------------------------    Director                          March 26, 1998
     Helen Lee Henderson



/s/  Thomas H. Witmer
---------------------------    Director                          March 26, 1998
     Thomas H. Witmer



/s/  Thomas B. Hotopp
---------------------------    Director                          March 26, 1998
     Thomas B. Hotopp
