Form 10-Q
period 1998-03-31
MINE SAFETY APPLIANCES CO
filed 1998-05-11
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998             Commission File No. 0-2504


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


            Yes   X                                         No


As of April 30, 1998, there were outstanding 5,037,375 shares of common stock without par value, including 598,480 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                           March 31  December 31
                                                             1998        1997
ASSETS
  Current assets
    Cash                                                  $   5,514   $   5,264
    Temporary investments, at cost plus accrued interest     17,870      14,657
    Accounts receivable, less allowance (1998 - $3,778;
      1997 - $3,704)                                         91,212      91,388
    Inventories:
      Finished products                                      36,264      36,626
      Work in process                                        13,319      13,772
      Raw materials and supplies                             28,591      30,668
                                                          ---------   ---------
          Total inventories                                  78,174      81,066
                                                          ---------   ---------
    Other current assets                                     27,998      27,238
                                                          ---------   ---------
          Total current assets                              220,768     219,613
                                                          ---------   ---------

  Property, plant and equipment                             358,571     354,649
  Accumulated depreciation                                 (201,755)   (199,465)
                                                          ---------   ---------
          Net property                                      156,816     155,184
                                                          ---------   ---------

  Other assets                                               30,762      31,607
                                                          ---------   ---------
          TOTALS                                          $ 408,346   $ 406,404
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                            $  61,791   $  55,990
    Federal, foreign, state and local income taxes            5,067       4,089
    Other current liabilities                                42,792      43,161
                                                          ---------   ---------
          Total current liabilities                         109,650     103,240
                                                          ---------   ---------

  Long-term debt                                             11,981      12,270
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits                           44,569      49,445

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,779,231 and 6,779,231 (outstanding
      4,447,812 and 4,455,915)                               12,296      12,297
    Cumulative translation adjustments                       (8,618)     (5,744)
    Minimum Pension Liability Adjustment                       (538)       (538)
    Retained earnings                                       347,629     343,534
    Common Stock Compensation Trust (599,170 and 600,000
      shares)                                               (28,161)    (28,200)
    Less treasury shares, at cost:
      Preferred  -  49,313 and  49,313 shares                (1,595)     (1,595)
      Common     - 1,732,249 and 1,723,316 shares           (82,436)    (81,874)
                                                          ---------   ---------
          Total shareholders' equity                        242,146     241,449
                                                          ---------   ---------
          TOTALS                                          $ 408,346   $ 406,404
                                                          =========   =========

                     MINE SAFETY APPLIANCES COMPANY
               CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Thousands of dollars, except earnings per share and shares outstanding)
                                                     Three Months Ended
                                                        March 31

                                                      1998       1997
Net sales                                         $  122,145 $  113,473
Other income                                             381      1,026
                                                  ---------- ----------
                                                     122,526    114,499
                                                  ---------- ----------
Costs and expenses
  Cost of products sold                               77,227     70,399
  Selling, general and administrative                 30,379     32,108
  Depreciation                                         4,981      5,389
  Interest                                               646        411
  Currency exchange losses                               147         71
                                                  ---------- ----------
                                                     113,380    108,378
                                                  ---------- ----------
Income from operations before income taxes             9,146      6,121
Income taxes                                           3,658      2,517
                                                  ---------- ----------
Net income                                        $    5,488 $    3,604
                                                  ========== ==========

Basic earnings per common share                   $     1.23 $     0.78
                                                  ========== ==========
Diluted earnings per common share                 $     1.23 $     0.78
                                                  ========== ==========

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Three Months Ended
                                                                 March 31

                                                              1998       1997
OPERATING ACTIVITIES
  Income from operations                                  $   5,488   $   3,604
  Depreciation                                                4,981       5,389
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                       (5,967)     (1,509)
  Changes in operating assets and liabilities                   579       8,140
  Other - principally currency exchange adjustments            (358)     (4,123)
                                                          ---------   ---------
  Cash flow from operating activities                         4,723      11,501
                                                          ---------   ---------

INVESTING ACTIVITIES
  Property additions                                         (7,256)     (7,857)
  Property disposals                                             31         135
  Other investing                                              (589)       (232)
                                                          ---------   ---------
  Cash flow from investing activities                        (7,814)     (7,954)
                                                          ---------   ---------

FINANCING ACTIVITIES
  Additions to long-term debt                                     7          23
  Reductions of long-term debt                                 (344)       (453)
  Changes in notes payable and short term debt               11,117      12,896
  Cash dividends                                             (1,393)     (1,623)
  Company stock purchases and sales                            (524)     (1,347)
                                                          ---------   ---------
  Cash flow from financing activities                         8,863       9,496
                                                          ---------   ---------
Effect of exchange rate changes on cash                      (2,309)     (1,996)
                                                          ---------   ---------
Increase in cash and cash equivalents                         3,463      11,047
Beginning cash and cash equivalents                          19,921      25,096
                                                          ---------   ---------
Ending cash and cash equivalents                          $  23,384   $  36,143
                                                          =========   =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the three-month periods ended March 31, 1998 and 1997. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

Note 2 - Earnings per Share

     Basic earnings per share is computed on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period,using the treasury stock method. Antidilutive options are not considered in computing earnings per share.
                                                    1998       1997
Net income                                    $    5,488 $    3,604
Preferred stock dividends declared                    12          0
                                                 -------    -------
Income available to common shareholders            5,476      3,604
                                                 -------    -------

Basic shares outstanding                           4,452      4,598
Stock options                                         10          8
                                                 -------    -------
Diluted shares outstanding                         4,462      4,606
                                                 -------    -------
Antidilutive stock options                             2          2
                                                 -------    -------

Note 3 - Comprehensive Income

     Comprehensive income/(loss) was $2,614,000 and $(1,660,000) for the three months ended March 31, 1998 and 1997, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.



                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Consolidated sales for the first quarter of 1998 were $122,145,000 compared with $113,473,000 for the first quarter of 1997. Net income in the first quarter of 1998 was $5,488,000, or $1.23 per share, compared with $3,604,000, or 78 cents per share, for the same period last year.

Sales improvements occurred in U.S. operations, reflecting stronger sales in domestic and export safety equipment markets and continued growth in the specialty chemicals business. First quarter invoicing from U.S. operations improved at double-digit percentage rates compared to the previous year. Incoming orders in 1998 were also strong at dollar levels comparable to invoicing. The 1998 improvement in invoicing was particularly meaningful because the 1997 first quarter invoicing level lagged that of incoming orders. As 1997 progressed, the two measures converged.

Invoicing by European operations declined in local currency and sales as reported in U.S. dollars were reduced further by adverse exchange rate effects. European incoming order levels, however, did show some encouraging improvements on a local currency basis. Overall sales in other international operations were similar to prior year levels.

Higher earnings for the quarter were largely due to sales improvements in U.S. operations combined with cost discipline. Gross margins were somewhat lower, particularly in specialty chemicals, due in part to changes in the product mix.

Earnings from European operations, particularly in Germany, remained weak and disappointing. Several significant internal task forces are currently working on initiatives to improve MSA's European performance. The balance of MSA's international operations were adversely impacted on a direct and indirect basis by the economic difficulties of East Asia.

The 1998 results include a $4 million pre-tax pension settlement gain. This gain resulted from settling remaining pension liabilities to participants from the Esmond, Rhode Island Plant, which was closed in 1997. Restructuring charges in anticipation of this closing were taken by the company in the fourth quarter of 1996. Costs of relocating production to other plants were recorded in 1997 and were largely offset by related pension gains. Additionally, a before-tax charge of $1.6 million was recorded in the current quarter to complete the recall of self-contained self-rescuers by Auergesellschaft, MSA's German operation. Pre-tax earnings before recognition of the pension settlement gain and recall provision were higher than the prior year by over 10%.

The improvement of 1998 results over the first quarter of 1997 gives some satisfaction, particularly the gains in operating income prior to the special items. In many ways MSA is seeing the results of initiatives that the company has taken over the last several years. Incoming order levels in the U.S. and Europe were encouraging, although this has not gone on long enough to constitute a true trend. Improved sales and earnings by U.S. operations have more than offset weakness in international operations. The impact, direct and indirect, of the Asian economic difficulties will continue to challenge MSA as the year goes on, and last year's first quarter results were an easier target for comparison than subsequent quarters. MSA is actively engaged in measures to continue to improve overall performance. These efforts, particularly the initiatives in Europe and at Auergesellschaft, are of prime importance in reaching the company's goals. Fulfillment of these projects may entail expenses which will be recognized when their extent can be established.

While effort and uncertainty lie ahead, MSA continues to pursue its goals and its plan for the year, which includes improved sales and earnings from ongoing operations in 1998.

Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant first quarter 1998 translation losses relate primarily to Germany. Significant first quarter 1997 translation losses relate primarily to Germany and Italy.

                                    Three Months Ended
                                         March 31
                                       1998       1997
                                    (Thousands of dollars)
  Translation gains/(losses)
                                       (2,874)    (5,264)

Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of March 31, 1998 were 2.0 and 5.2%, respectively, as compared to
2.1 and 5.4% at December 31, 1997.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY

Item 1.  Legal Proceedings

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (10)(a)1998 Management Share Incentive Plan, incorporated herein by reference to Annex A to registrant's Definitive Proxy Statement filed March 25, 1998 for its 1998 Annual Meeting.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date:  May 11, 1998          By            S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer