Form 10-Q
period 1998-06-30
MINE SAFETY APPLIANCES CO
filed 1998-08-14
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998             Commission File No. 0-2504


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


            Yes   X                                         No


As of July 31, 1998, there were outstanding 5,030,153 shares of common stock without par value, including 577,080 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)

                                                                                        June 30                 December 31
                                                                                          1998                       1997
ASSETS
  Current assets
    Cash                                                                              $    9,692                   $  5,264
    Temporary investments, at cost plus accrued interest                                  37,015                     14,657
    Accounts receivable, less allowance (1998 - $3,461;
      1997 - $3,704)                                                                      84,760                     91,388
    Inventories:
      Finished products                                                                   32,316                     36,626
      Work in process                                                                     12,699                     13,772
      Raw materials and supplies                                                          31,209                     30,668
                                                                                        --------                  ---------
         Total inventories                                                                76,224                     81,066
                                                                                        --------                  ---------
    Other current assets                                                                  25,987                     27,238
                                                                                        --------                  ---------
          Total current assets                                                           233,678                    219,613
                                                                                        --------                  ---------

  Property, plant and equipment                                                          354,865                    354,649
  Accumulated depreciation                                                              (201,734)                  (199,465)
                                                                                        --------                  ---------
          Net property                                                                   153,131                    155,184
                                                                                        --------                  ---------

  Other assets                                                                            25,744                     31,607
                                                                                        --------                  ---------
          TOTALS                                                                      $  412,553                   $406,404
                                                                                        ========                  =========


LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                                                                $  62,202                   $ 55,990
    Federal, foreign, state and local income taxes                                                3,408                      4,089
    Other current liabilities                                                                    47,241                     43,161
                                                                                              ---------                  ---------
          Total current liabilities                                                             112,851                    103,240
                                                                                              ---------                  ---------

  Long-term debt                                                                                 12,006                     12,270
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits                                                               43,048                     49,445

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                                                        3,569                      3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,779,231 and 6,779,231 (outstanding
      4,454,475 and 4,455,915)                                                                   12,515                     12,297
    Cumulative translation adjustments                                                           (9,631)                    (5,744)
    Minimum pension liability adjustment                                                           (538)                      (538)
    Retained earnings                                                                           350,904                    343,534
    Common stock compensation trust (579,370 and 600,000 shares)                                (27,231)                   (28,200)
    Less treasury shares, at cost:
      Preferred -    49,313 and    49,313 shares                                                 (1,595)                    (1,595)
      Common    - 1,745,386 and 1,723,316 shares                                                (83,345)                   (81,874)
                                                                                              ---------                  ---------
          Total shareholders' equity                                                            244,648                    241,449
                                                                                              ---------                  ---------
          TOTALS                                                                              $ 412,553                   $406,404
                                                                                              =========                  =========

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                                                       Six  Months Ended
                                                                                             June 30
                                                                                      1998              1997
OPERATING ACTIVITIES
  Income from operations                                                         $  10,290                 $   8,659
  Depreciation                                                                      10,456                    10,922
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                                              (7,845)                   (2,986)
  Changes in operating assets and liabilities                                       13,306                     7,235
  Other - principally currency exchange adjustments                                 (1,304)                   (6,441)
                                                                                 ---------                 ---------
 Cash flow from operating activities                                               24,903                    17,389
                                                                                 ---------                 ---------
 INVESTING ACTIVITIES
  Property additions                                                               (14,524)                  (15,135)
  Property disposals                                                                 6,303                       624
  Acquisitions and other investing                                                   3,814                      (495)
                                                                                  ---------                 ---------
  Cash flow from investing activities                                               (4,407)                  (15,006)
                                                                                  ---------                 ---------
 FINANCING ACTIVITIES
  Additions to long-term debt                                                          119                       638
  Reductions of long-term debt                                                        (361)                     (855)
  Changes in notes payable and short term debt                                      12,175                     4,158
  Cash dividends                                                                    (2,920)                   (3,051)
  Company stock  purchases and sales                                                  (284)                   (1,792)
                                                                                  ---------                 ---------
  Cash flow from financing activities                                                8,729                      (902)
                                                                                  ---------                 ---------
Effect of exchange rate changes on cash                                             (2,439)                   (2,007)
                                                                                  ---------                 ---------
Increase/(decrease) in cash and cash equivalents                                    26,786                      (526)
Beginning cash and cash equivalents                                                 19,921                    25,096
                                                                                  ---------                 ---------
Ending cash and cash equivalents                                                 $  46,707                  $ 24,570
                                                                                  =========                 =========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments,consisting of only normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the three and six-month periods ended June 30, 1998 and 1997. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

Note 2 - Earnings per Share

     Basic earnings per share is computed on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing earnings per share.


                                               Three Months Ended                               Six Months Ended
                                                     June 30                                        June 30
                                            1998                 1997                     1998                      1997
Net income                              $   4,802             $   5,055               $   10,290                $    8,659
Preferred stock dividends declared             13                    12                       25                        12
                                        ---------             ---------                ---------                 ---------
Income available to common
  shareholders                              4,789                 5,043                   10,265                     8,647
                                        ---------             ---------                ---------                 ---------
Basic shares outstanding                    4,449                 4,586                    4,451                     4,592
Stock options                                  20                    11                       15                        11
                                        ---------             ---------                ---------                 ---------
Diluted shares outstanding                  4,469                 4,597                    4,466                     4,603
                                        ---------             ---------                ---------                 ---------
Antidilutive stock options                      3                     2                        3                         2
                                        ---------             ---------                ---------                 ---------

Note 3 - Comprehensive Income

     Comprehensive income was $3,789,000 and $6,403,000 for the three and six months ended June 30, 1998 respectively, and $5,103,000 and $3,443,000 for the three and six months ended June 30, 1997, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Consolidated sales for the second quarter of 1998 were $124,168,000 compared with $129,245,000 for the second quarter of 1997. Sales for the six months ended June 30, 1998 were $246,313,000 compared with $242,718,000 for 1997.

Net income for the 1998 second quarter was $4,802,000, or $1.08 per share, compared with 1997 second quarter income of $5,055,000, or $1.10 per share. Net income for the six months ended June 30, 1998 was $10,290,000, or $2.31 per share, compared with $8,659,000, or $1.88 per share in 1997.

The decline in sales in the second quarter was due to several factors. The most significant was delays in shipping of safety and instrument products from U.S. operations during implementation of new enterprise-wide information systems in May. While shipments have returned to more normal levels in June, the backlog created in May has not yet been cleared. Sales were also adversely affected by transition issues related to some production operations relocated from the company's Esmond, Rhode Island facility, which was closed in 1997.

Another factor in the reported sales decline was the continued strengthening of the U.S. dollar relative to international currencies. Local currency sales in most European markets showed some growth, but were below prior year levels when translated to U.S. dollars. Sales declines in other international markets were attributed to the Asian economic crisis and ripple effects in other regions, especially Latin America. Sales to mining markets, especially in South Africa, continued to be adversely affected by the recall of self-contained self-rescuer products. These recalls have now been substantially completed. Worldwide sales of specialty chemical products have continued at strong levels.

Second quarter earnings were affected by two unusual factors. A positive impact was recorded from the divestitures of the HAZCO and Baseline business units, which contributed $2.2 million to net income. A negative element was the substantially reduced level of invoicing in the U.S. in May due to the systems and production problems. However, incoming orders in that month were relatively normal and on plan. In addition, MSA's German affiliate continued to record restructuring and product recall-related charges.

For the six months, higher sales and income reflect strong first quarter results.

Other income for the three months and six months periods is higher than the comparable periods in 1997 primarily as a result of the previously discussed divestitures.

The lower effective tax rates for the three and six months periods as compared with the same periods in 1997 are mainly related to the tax effects of the divestitures.

The company is cautious regarding the outlook for the second half, which has elements of optimism. Incoming orders in U.S. markets have continued at healthy levels during the second quarter while backlog has grown because of the difficulties previously mentioned. Deliveries by U.S. operations have been improving since May, however, further progress will be required to benefit future periods. Incoming orders have also continued at strong levels and ahead of invoicing in Europe, particularly in Germany, which augers well for shipments in the second half. However, global outlook is tempered by speculation that the consequences of the Asia economic crisis may worsen and adversely affect other regions, including the U.S., throughout the remainder of the year.

The company's consumer products initiative has begun to bear fruit. Following an intense competition with other major safety equipment suppliers, products from MSA Safety Works were selected to be carried by a leading U.S. home improvement chain. This is a very encouraging beginning for this important initiative.

     Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant second quarter 1998 losses relate primarily to Australia, Japan and Canada. Significant year-to-date 1998 losses relate to Germany and Australia. Significant year-to-date 1997 losses relate primarily to Germany and Italy.

                                                     Three Months Ended                            Six Months Ended
                                                           June 30                                     June 30
                                                  1998                  1997                  1998                  1997
                                                     (Thousands of dollars)                      (Thousands of dollars)
     Translation (gains)/losses                   1,013                   (48)                3,887                  5,216




     Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of June 30, 1998 were 2.1 and 5.1%, respectively, as compared to 2.1 and 5.4% at December 31, 1997.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.  Legal Proceedings

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

                     (a)  May 5, 1998 - Annual Meeting

                     (b)  Directors elected at Annual Meeting:

                     Helen Lee Henderson
                     John T. Ryan III

                     Directors whose term of office continued after the meeting:

                     Joseph L. Calihan
                     Thomas H. Witmer
                     Calvin A. Campbell, Jr.
                     G. Donald Gerlach
                     Thomas B. Hotopp

                     (c)  Election of two Directors for a term of three years

                     Helen Lee Henderson   For                4,359,921
                                           Withhold              54,586
                                           Broker Nonvotes          -0-

                     John T. Ryan III      For                4,359,922
                                           Withhold              54,585
                                           Broker Nonvotes          -0-

                     Approval of the adoption of the Company's 1998 Management Share Incentive Plan:
                                           For                4,048,687
                                           Against              142,156
                                           Abstain               16,771
                                           Broker Nonvotes      206,893

                     Selection of Price Waterhouse LLP as Auditors for the year ending December 31, 1998:

                                           For                4,032,808
                                           Against              326,298
                                           Abstain               55,401
                                           Broker Nonvotes          -0-

                     (d)  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                     (a)  Exhibits
                          (10) (f) Mine Safety Appliances Company Retirement Plan for Directors, as amended and restated effective as of May 5,1998

                          (10) (g) Mine Safety Appliances Company Supplemental Pension Plan as of May 5,1998

                          (10) (h) Mine Safety Appliances Company 1990 Non-Employee Directors' Stock Option Plan as amended on May 5,1998

                          (10) (i) First Amendment to 1987 Management Share Incentive Plan Restricted Stock Agreement as of June 2,1998

                          (10) (j) Mine Safety Appliances Company Executive Insurance Program as Amended and Restated as of May 5,1998


                          (10) (k) Mine Safety Appliances Company Annual Incentive Bonus Plan as of May 5,1998

                          (10) (l)  Severance  Agreement as of May 20,1998

                          (10) (m)  Severance  Agreement as of May 20,1998

                          (10) (n)  Severance  Agreement as of May 20,1998

                     (b)  Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date: August 14, 1998                      By     /S/ James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer