Form 10-Q/A
period 1998-06-30
MINE SAFETY APPLIANCES CO
filed 1998-08-19
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

The purpose of this 10QA is to file the Consolidated Condensed Statement of Income and Financial Data Schedule which were inadvertently omitted from the original filing on August 14.

                        MINE SAFETY APPLIANCES COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (Thousands of dollars, except earnings per share)


                                           Three Months Ended          Six Months Ended
                                                June 30                    June 30

                                             1998       1997         1998          1997
Net sales                                  $124,168   $129,245     $246,313      $242,718
Other income                                  2,687      1,436        3,068         2,462
                                           --------   --------     --------      --------
                                            126,855    130,681      249,381       245,180
                                           --------   --------     --------      --------

Costs and expenses
  Cost of products sold                      79,455     80,362      156,682       150,761
  Selling, general and administrative        34,184     35,003       64,563        67,111
  Depreciation                                5,475      5,532       10,456        10,921
  Interest                                      764        729        1,410         1,140
  Currency exchange (gains)/losses               21        426          168           497
                                           --------   --------     --------      --------
                                            119,899    122,052      233,279       230,430
                                           --------   --------     --------      --------
Income from operations
  before income taxes                         6,956      8,629       16,102        14,750
Income taxes                                  2,154      3,574        5,812         6,091
                                           --------   --------     --------      --------
Net income                                 $  4,802   $  5,055     $ 10,290      $  8,659
                                           ========   ========     ========      ========

Basic earnings per share                   $   1.08   $   1.10     $   2.31      $   1.88
                                           ========   ========     ========      ========

Diluted earnings per share                 $   1.07   $   1.10     $   2.30      $   1.88
                                           ========   ========     ========      ========


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MINE SAFETY APPLIANCES COMPANY

Date: August 19, 1998                    By  /s/ James E. Herald
                                             James E. Herald
                                             Vice President - Finance;
                                             Principal Financial and
                                             Accounting Officer