Form 10-Q
period 1998-09-30
MINE SAFETY APPLIANCES CO
filed 1998-11-13
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998             Commission File No. 0-2504


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


            Yes   X                                         No


As of October 31, 1998, there were outstanding 4,960,564 shares of common stock without par value, including 571,690 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except shares data)
                                                        September 30 December 31
                                                                1998       1997
ASSETS
  Current assets
    Cash                                                $      4,310  $   5,264
    Temporary investments, at cost plus accrued interest      21,377     14,657
    Accounts receivable, less allowance (1998 - $3,193;
      1997 - $3,704)                                          85,559     91,388
    Inventories:
      Finished products                                       33,782     36,626
      Work in process                                         13,503     13,772
      Raw materials and supplies                              34,379     30,668
                                                            --------   ---------
          Total inventories                                   81,664     81,066
                                                            --------   ---------
    Other current assets                                      25,709     27,238
                                                            --------   ---------
          Total current assets                               218,619    219,613
                                                            --------   ---------

  Property, plant and equipment                              358,546    354,649
  Accumulated depreciation                                  (202,566)  (199,465)
                                                            --------   ---------
          Net property                                       155,980    155,184
                                                            --------   ---------

  Other assets                                                25,989     31,607
                                                            --------   ---------
          TOTALS                                        $    400,588  $ 406,404
                                                            ========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                         $      55,091  $  55,990
    Federal, foreign, state and local income taxes             5,364      4,089
    Other current liabilities                                 46,152     43,161
                                                            --------   ---------
          Total current liabilities                          106,607    103,240
                                                            --------   ---------

  Long-term debt                                              11,629     12,270
  Noncurrent liabilities (principally employee/retiree
    benefits) and deferred credits                            41,584     49,445

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                     3,569      3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,779,231 and 6,779,231 (outstanding
      4,400,874 and 4,455,915)                                12,591     12,297
    Cumulative translation adjustments                       (10,835)    (5,744)
    Minimum pension liability adjustment                        (538)      (538)
    Retained earnings                                        352,451    343,534
    Common stock compensation trust (571,690 and 600,000     (26,869)   (28,200)
      shares)
    Less treasury shares, at cost:
      Preferred -    49,313 and    49,313 shares              (1,595)    (1,595)
      Common    - 1,806,667 and 1,723,316 shares             (88,006)   (81,874)
                                                            --------   ---------
          Total shareholders' equity                         240,768    241,449
                                                            --------   ---------
          TOTALS                                        $    400,588  $ 406,404
                                                            ========   =========

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Thousands of dollars, except earnings per share)
                                       Three Months Ended   Nine Months Ended
                                        September 30         September 30

                                         1998       1997       1998       1997
Net sales                           $ 114,928 $  120,602 $  361,241 $  363,320
Other income                              677        389      4,038      2,558
                                    ---------- --------- ----------  ----------
                                      115,605    120,991    365,279    365,878
                                    ---------- --------- ----------  ----------
Costs and expenses
  Cost of products sold                72,158     72,560    228,840    223,321
  Selling, general and administrative  31,599     30,863     96,162     97,974
  Depreciation                          5,171      5,106     15,627     16,027
  Interest                              1,006        728      2,416      1,868
  Currency exchange (gains)/losses        119        105        287        602
  Facilities consolidation &
     restructuring charges                349      2,418        642      2,125
                                    ---------- --------- ----------  ----------
                                      110,402    111,780    343,974    341,917
                                    ---------- --------- ----------  ----------
Income from operations
  before income taxes                   5,203      9,211     21,305     23,961
Income taxes                            2,130      3,379      7,942      9,470
                                    ---------- --------- ----------  ----------
Net income                          $   3,073 $    5,832 $   13,363 $   14,491
                                    ========== ========= ==========  ==========

Basic earnings per share            $    0.69 $     1.29 $     3.00 $     3.17
                                    ========== ========= ==========  ==========

Diluted earnings per share          $    0.69 $     1.29 $     2.99 $     3.16
                                    ========== ========= ==========  ==========


                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                           Nine  Months Ended
                                                            September 30

                                                              1998         1997
OPERATING ACTIVITIES
  Income from operations                                $   13,363   $   14,491
  Depreciation                                              15,627       16,027
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                      (9,873)     (10,244)
  Changes in operating assets and liabilities                3,961        5,256
  Other - principally currency exchange adjustments         (2,411)      (5,176)
                                                           --------     --------
  Cash flow from operating activities                       20,667       20,354
                                                           --------     --------
INVESTING ACTIVITIES
  Property additions                                       (22,838)     (23,352)
  Property disposals                                         6,537        1,383
  Other investing                                            4,079         (511)
                                                           --------     --------
  Cash flow from investing activities                      (12,222)     (22,480)
                                                           --------     --------
FINANCING ACTIVITIES
  Additions to long-term debt                                  110          514
  Reductions of long-term debt                                (693)      (1,187)
  Changes in notes payable and short term debt               9,351       20,146
  Cash dividends                                            (4,446)      (4,448)
  Company stock  purchases and sales                        (4,507)      (9,303)
                                                           --------     --------
  Cash flow from financing activities                         (185)       5,722
                                                           --------     --------
Effect of exchange rate changes on cash                     (2,494)      (2,818)
                                                           --------     --------
Increase in cash and cash equivalents                        5,766          778
Beginning cash and cash equivalents                         19,921       25,096
                                                           --------     --------
Ending cash and cash equivalents                        $   25,687   $   25,874
                                                           ========     ========

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements include all adjustments,consisting of only normal recurring adjustments, which are, in the opinion of management of the registrant, necessary for a fair statement of the operating results for the three and nine-month periods ended September 30, 1998 and 1997. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.

Note 2 - Earnings per Share

     Basic earnings per share is computed on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing earnings per share.
                                      Three Months Ended    Nine Months Ended
                                         September 30         September 30
                                        1998      1997        1998         1997
Net income                         $   3,073 $   5,832  $   13,363   $   14,491
Preferred stock dividends declared        12        12          37           25
                                    --------- ---------   ---------    ---------
Income available to common
  shareholders                         3,061     5,820      13,326       14,466
                                    --------- ---------   ---------    ---------
Basic shares outstanding               4,432     4,505       4,445        4,563
Stock options                             21        11          17           10
                                    --------- ---------   ---------    ---------
Diluted shares outstanding             4,453     4,516       4,462        4,573
                                    --------- ---------   ---------    ---------
Antidilutive stock options                 0         0           0            0
                                    --------- ---------   ---------    ---------

Note 3 - Comprehensive Income

     Comprehensive income was $1,869,000 and $8,272,000 for the three and nine months ended September 30, 1998 respectively, and $3,755,000 and $7,198,000 for the three and nine months ended September 30, 1997, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward looking statements
--------------------------

     This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding expectations as to future delivery improvements, restructuring plans and benefits, fourth quarter sales and earnings, and systems problems related to the Year 2000 and Euro conversion. Actual results may differ from current expectations. Among the factors that could cause such differences are system performance, availability of critical material, learning curve of employees, local labor requirements and the economic environment. Also contained herein is information concerning Year 2000 readiness as defined in the Federal Year 2000 Information and Readiness Disclosure Act.

Results of operations and financial conditions
----------------------------------------------

     Consolidated sales for the third quarter of 1998 were $114,928,000 compared with $120,602,000 for the third quarter of 1997. Sales for the nine months ended September 30, 1998 were $361,241,000 compared with $363,320,000 for the same period last year.

     Net income for the 1998 third quarter was $3,073,000, or 69 cents per share, compared with 1997 third quarter income of $5,832,000, or $1.29 per share. Net income for the nine months ended September 30, 1998 was $13,363,000, or $3.00 per share, compared with $14,491,000, or $3.17 per share in 1997.

     The principal reason for the lower sales in the third quarter was the second quarter divestiture of HAZCO and Baseline business units, which generated revenues of $7.8 million during the third quarter of 1997. Sales of continuing U.S. operations increased, with most growth occurring in chemical products. Sales of safety and instrument products in the U.S. were similar to year-ago levels. The adverse global economic conditions in international markets also impacted the company's U.S. export performance.

     Some time ago the company faced several new challenges. The most significant of these has been a computer issue related to the Year 2000 and the vitality of MSA's Esmond, R.I. factory after the completion of large government contracts that accounted for more than half of the operation's activity. To address the immediate Year 2000 issue and to resolve similar issues in major international operations, the company adopted an enterprise-wide computer system. When fully operational, the system will provide the company with advanced information systems capabilities to meet current and future customer needs. On the factory issue, the Esmond plant was closed in late 1997 on an aggressive schedule, and the remaining work, particularly the rubber molding activities, was transferred to other facilities.

     Implementation of these two initiatives has been very challenging and difficult. Company earnings in the second and particularly the third quarters in the U.S. were significantly impacted by the consequences of these transitions. While the computer system has functioned from the outset, the ability to manage and track orders through the manufacturing and fulfillment stages was considerably degraded for several months after the May 1 start-up. Most of the impediments have now been removed from utilization of the computer system and the company is returning to the high standard of customer service for which it is known.

     In regard to production of rubber components, the company's rubber molding start-up operation did not go as planned. Combined with sharply increased demand for some products, delivery of rubber products and components in the United States and for export became quite unsatisfactory. With initiatives in the factory over the past several months and with progress on the learning curve, considerable improvements on availability of rubber products have been seen and full resolution of this issue is expected soon.

     The combination of computer and rubber supply difficulties caused a meaningful delay in shipping orders and gaining invoicing in the U.S. These factors also resulted in the loss of some new business when the company could not deliver products or provide accurate delivery information. The company looks forward to customers seeing the results of MSA's substantial progress on these two issues. Some of the backlog increase during the previous two quarters should be shipped in the fourth quarter.

     Sales of international operations as reported in U.S. dollars were lower than prior year levels, largely due to the stronger U.S. dollar relative to other currencies. Incoming orders in local currencies in Europe have kept at a pace to make their annual targets but invoicing, particularly in Germany, has lagged. International markets outside of Europe have been hurt by the well publicized economic conditions in those areas, especially those economies that depend on mineral and energy exports.

     A significant factor in the decline in third quarter earnings from the prior year level is that the 1997 third quarter results included pension accounting gains associated with former Rhode Island employees, which more than offset facilities consolidation charges, producing a net income benefit of $1.4 million. Net income from ongoing U.S. operations has declined somewhat due mainly to higher information systems and rubber production costs.

     Income from international operations has also declined, mainly related to the adverse economic conditions originating in Asia that are impacting other regions as well, particularly Latin America and South Africa. Actual MSA companies' sales and earnings in Asia itself were creditable under the highly difficult circumstances, but in other international areas this adversity had a greater impact. Action has been taken to mitigate the consequences. There was improvement over 1997 in most European companies with the exception of the company's German affiliate, Auergesellschaft, where performance deteriorated due to a lag between receipt of incoming orders and invoicing and ongoing factory performance issues.

     The third quarter results were disappointing, even setting aside the effect of the special items in last year's results. Major corporate innovations and initiatives are disruptive by nature. The company had hoped to contain the negative effects more than it was able to do in the last two quarters. Recent internal progress has been considerable, which will ultimately result in improved U.S. customer satisfaction. Fortunately, throughout this difficult period incoming orders in two key sales groups in the U.S. have remained healthy, and MSA has a respectable backlog of business for future delivery.

     Profitability of the company's European operations, especially Germany, is a major concern. Plans to address this situation are nearing completion, but implementation will be costly and take some time before significant improvement is realized. MSA is hopeful for some benefit from seasonal strengthening in fourth quarter sales. International operations outside of Europe are taking aggressive actions to control costs in response to the adverse economic conditions; however, the economic outlook is very uncertain.

     Year-to-date results have fallen somewhat behind the prior year. The fourth quarter of last year was the strongest of the year. While there is some basis for expecting a degree of improvement in the upcoming quarter relative to the one just reported, it appears likely that results will fall short of last year's levels.

     Earnings per share have benefited from reduced shares outstanding as a result of shares purchased by the company.

     The higher effective tax rate in the third quarter of 1998 compared to the third quarter of 1997 was due primarily to the impact of losses of international affiliates.

     Currency exchange adjustments charged directly to the equity cumulative translation adjustments account are shown below. Significant third quarter 1998 losses relate primarily to Canada and Australia. Significant year-to-date 1998 losses relate primarily to Germany, Australia and Canada. Significant year-to-date 1997 losses relate primarily to Germany and Australia.

                                     Three Months Ended      Nine Months Ended
                                          September 30          September 30
                                         1998       1997       1998        1997
                                    (Thousands of dollars)(Thousands of dollars)
     Translation (gains)/losses         1,204      2,077      5,091       7,293

     Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements. The company's financial position and liquidity continue to be adequate. The current ratio and term debt in relation to capital as of September 30, 1998 were 2.1 and 5.0%, respectively, as compared to 2.1 and 5.4% at December 31, 1997.

Year 2000
---------

     State of Readiness - Many information technology (IT) systems and non-IT systems and equipment use only the last two digits to refer to a year. Beginning in the year 2000, these systems may not be able to process date-sensitive data accurately. If not corrected, this could lead to systems failures or erroneous results causing significant disruptions in a company's operations.

     In 1996, to provide the information infrastructure for MSA's evolving global management strategy, the company began a project to replace significant IT systems world-wide with a fully-integrated Enterprise Wide System (EWS) using SAP R/3. Because SAP R/3 is Year 2000 compliant, implementation of EWS at various MSA companies has been timed to reduce the Year 2000 impact on IT systems. EWS is currently operating at all MSA locations in the U.S. and at MSA Britain. Implementations at additional locations, including Germany, are in progress. We expect that by the end of 1999 EWS will be implemented at MSA operations which account for approximately 75% of consolidated sales and over 90% of manufacturing activity. The costs associated with the EWS project are currently estimated to be approximately $30 million through 1998. A significant portion of these costs is being capitalized and depreciated over future periods. IT systems at those operations that will not be on EWS by the end of 1999 are either currently Year 2000 compliant or will be modified.

     In addition to the EWS project, MSA has Year 2000 compliance efforts in a number of areas, including: non-IT systems (such as physical plant and manufacturing systems), key vendors and service providers, EDI systems, and MSA products. These efforts are assessing the Year 2000 impact, assigning priorities, and modifying or replacing significant items that are not Year 2000 compliant.

     Year 2000 costs - Current estimated cost of the company's Year 2000 remediation efforts is expected to be less than $5 million. These costs are expensed as incurred and are funded from operating cash flow.

     Risks and contingency plans - Failure to identify and correct significant Year 2000 problems could result in interruption of normal business operations. The company believes that the efforts described above should reasonably identify and address the impact of the Year 2000 issue and its effect on operations and should reduce the possibility of significant interruptions. However, due to uncertainties inherent in the Year 2000 problem, including the readiness of third party vendors and service providers and customers, there is a risk of a material adverse affect on future results or financial position. MSA plans to continue to assess these risks and contingency plans will be developed during 1999 if additional Year 2000 exposures are identified.


Euro conversion
---------------

     On January 1, 1999, eleven European Union member countries will establish fixed conversion rates between their existing currencies (legacy currencies) and the European Union's common currency (Euro). The participating countries have agreed to adopt the Euro as their common legal currency on that date. Between January 1, 1999 and January 1, 2002, the transition period, legacy currencies are scheduled to remain legal tender as denominations of the Euro. Beginning January 1, 2002, Euro denominated bills and coins will be issued and by July 1, 2002, legacy bills and coins will be withdrawn.

     MSA affiliates affected by the Euro conversion have established teams to address issues raised by the Euro conversion. These issues include, among others, the need to adapt information technology and financial systems and business processes to accommodate Euro transactions and the impact of one common currency on pricing. Based on work to date, we do not believe that system and business process-related costs will be material. Due to numerous uncertainties, we cannot reasonably estimate the effects of one common currency on pricing.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.  Legal Proceedings

         Not Applicable

Item 5.  Other Information

         The following description of the registrant's common stock is being filed for the purpose of being incorporated by reference in Registration Statements filed or to be filed by the registrant under the Securities Act of 1933:

                               DESCRIPTION OF COMMON STOCK

         The following description of the Common Stock, no par value (the "Common Stock"), of Mine Safety Appliances Company (the "Company") is summarized from the relevant provisions of the Company's Restated Articles of Incorporation (the "Articles"). For a complete statement of such provisions, reference is hereby made to the Articles, which are incorporated herein by reference. The statements under this caption are qualified in their entirety by such reference.

AUTHORIZED SHARES

         The Articles authorize the Company to issue from time to time up to 20,000,000 shares of Common Stock. The Company has outstanding shares of a class of 4-1/2% Cumulative Preferred Stock, par value $50 per share (the"4-1/2% Preferred Stock") which is limited by the Articles to a maximum of 100,000 shares. The Articles also authorize the Company to issue up to 1,000,000 shares of Second Cumulative Preferred Stock, par value $10 per share (the "Second Preferred Stock" and, together with the 4-1/2% Preferred Stock, the "Preferred Stock"). The authorized shares of Second Preferred Stock are issuable in one or more series on the terms set by the resolution or resolutions of the Board of Directors of the Company (the "Board") providing for the issuance thereof. Each series of Second Preferred Stock would have such dividend rate, which might or might not be cumulative, such voting rights, which might be general or special, and such liquidation preferences, redemption and sinking fund provisions, conversion rights or other rights and preferences, if any, as the Board may determine.

VOTING RIGHTS

         General. Except for such voting rights as are granted to the holders of the Preferred Stock in the Articles or in the resolutions of the Board establishing any series or Second Preferred Stock, or as otherwise required by law, all voting power of the Company's shares belongs exclusively to the holders of Common Stock. The holders of Common Stock are generally entitled to one vote for each share held of record on all matters submitted to a shareholder vote and do not have cumulative voting rights in the election of directors. The absence of cumulative voting means that a nominee for director must receive the votes of a plurality of the shares voted in order to be elected.

         Special Votes for Transactions with 20% Shareholders. The Articles contain provisions requiring special shareholder votes to approve certain types of transactions. In the absence of these provisions, either the transactions would require approval by a majority of the shares voted at a meeting or no shareholder vote would be required.

         Transactions with an Interested Person. The Articles require that certain transactions between the Company and an "Interested Person" be approved by the affirmative votes of the holders of 75% of the outstanding Common Stock. An "Interested Person" is generally defined by the Articles to mean a person or a group acting in concert that beneficially owns 20% or more of the Company's outstanding Common Stock.

         The transactions subject to this special vote requirement include (1) any merger or consolidation to which the Company and an Interested Person are parties, (2) any sale, lease, exchange or other disposition of 20% or more of the Company's consolidated assets to an Interested Person or (3) any transaction of a character described in (1) or (2) involving an "affiliate" or "associate" of an Interested Person or an associate of any such affiliate or an affiliate of any such associate. For purposes of this provision, an (a) "affiliate" of a person is another person that controls, is controlled by or is under common control with such person and (b) an "associate" of a person is
(i) any corporation or organization of which such person is an officer, partner or the beneficial owner of 10% or more of any class of securities,
(ii) any trust or estate in which such person has a 10% or greater beneficial interest or for which such person serves as trustee or in a similar capacity; or (iii) any relative or spouse of such person, or relative of such spouse, who has the same residence as such person.

         This special shareholder vote requirement does not apply to any transaction which is (a) approved by the vote of not less than a majority of the Board prior to the time the Interested Person involved in the transaction became an Interested Person or (b) approved prior to consummation by the vote of not less than a majority of the Board disregarding the vote of any director who is the Interested Person involved in the transaction, an affiliate, associate or agent of such Interested Person or an associate or agent of any such affiliate.

         Transactions with an Acquiring Person. The Articles require that certain transactions between the Company and an "Acquiring Person" be approved by the affirmative votes of the holders of a majority of the voting power of the Company's voting stock not beneficially owned by an Acquiring Person.

         An "Acquiring Person" is generally defined by the Articles to mean any person which (1) beneficially owns or is a member of a group acting in concert which beneficially owns 20% or more of the voting power of the Company's outstanding voting stock, (2) is a director of the Company and at any time within the preceding two years beneficially owned 20% or more of such voting power or (3) has succeeded to the beneficial ownership of any shares of the Company's voting stock which were at any time during the preceding two years beneficially owned by an Acquiring Person, if such succession occurred through a transaction not involving a public offering under the Securities Act of 1933. The term "Acquiring Person" does not include the Company, a subsidiary, a trustee for a Company employee benefit plan or a person or group which on February 14, 1986 beneficially owned 20% or more of the voting power of the Company's outstanding voting stock.

         The transactions subject to this special vote requirement include (1) a merger, consolidation or share exchange of the Company or a subsidiary with an Acquiring Person or with another person which is or after the transaction would be an "affiliate" or "associate" of an Acquiring Person, (2) a sale, lease, exchange or other disposition of 10% or more of the book or market value of the Company's or a subsidiaries' consolidated assets to an Acquiring Person or of 10% or more of the book or market value of an Acquiring Person's consolidated assets to the Company or a subsidiary, (3) the issuance, transfer or delivery (other than on a pro rata basis to all shareholders) of any securities of the Company or a subsidiary by the Company or a subsidiary to an Acquiring Person or of any securities of an Acquiring Person by the Acquiring Person to the Company or a subsidiary, (4) a recapitalization, reorganization, reclassification of securities or other transaction involving the Company that would have the effect of increasing an Acquiring Person's voting power or (5) the adoption of a plan for the liquidation or dissolution of the Company in which an Acquiring Person is treated differently from other shareholders of the same class.

         With respect to any particular transaction, the term "Acquiring Person" includes any "affiliate" or "associate" of an Acquiring Person or any other person acting in concert with such person. For purposes of this provision, an (a) "affiliate" of a person is another person (other than the Company or a subsidiary) that controls, is controlled by or is under common control with such person and (b) an "associate" of a person is (i) a director, officer or partner of, or the beneficial owner of 10% or more of any class of equity securities of, such person or any of its affiliates, (ii) a corporation or organization (other than the Company or a subsidiary) of which such person is a director, officer, partner or the beneficial owner of 10% or more of any class of equity securities, (iii) a trust or estate in which such person has a substantial beneficial interest or as to which such person serves as trustee or similar fiduciary, (iv) any relative or spouse of such person, or relative of such spouse, who has the same home as such person or is a director or officer of the Company or any subsidiary or (v) any registered investment company for which such person or any of its affiliates or associates serves as investment advisor.

         This special shareholder vote requirement does not apply to any transaction approved by the Board upon the vote of not less than a majority of the "Disinterested Directors." A "Disinterested Director" is any director of the Company who is unaffiliated with and not a representative of any Acquiring Person and either (1) was a director immediately before the Acquiring Person became an Acquiring Person or (2) was recommended for election by a majority of the Disinterested Directors then on the Board. If at any time there are no Disinterested Directors in office, then any provision in the Articles calling for a determination, recommendation or approval by a majority of the Disinterested Directors shall be deemed satisfied if the Board takes such action by a two-thirds vote of all directors in office.

         Shareholder Action - Meetings and Special Meetings. The Articles require that any action required or permitted to be taken by the shareholders of the Company must be taken at a duly called annual or special meeting and may not be taken without a meeting by written consent. Subject to the rights of the holders of any class or series of Preferred Stock with respect to any separate class or series vote of such holders, special meetings of shareholders of the Company may be called only by the Board pursuant to a resolution approved by a majority vote of the Disinterested Directors.

         Amendment of Articles and Bylaws. The Articles require the affirmative votes of the holders of a majority of the voting power of the voting stock not beneficially owned by an Acquiring Person to approve any amendment to the Articles or any shareholder amendment to the bylaws. This special voting requirement does not apply to an amendment previously approved by a majority vote of the Disinterested Directors. In addition, any amendment to the Articles provisions described under "Transactions with an Interested Person" above would require approval by the affirmative votes of the holders of 75% of the outstanding shares of Common Stock. By statute, any amendment to any other provision of the Articles or any amendment of the bylaws by the shareholders would also require approval by a majority of the votes cast on the proposed amendment at a meeting of shareholders at which a quorum of a majority of the voting power of the voting stock was present. Except as to matters for which a shareholder vote is required by statute, the Board may also amend the bylaws without shareholder approval by a vote of a majority of the Disinterested Directors.

         Preferred Stock Restrictions. The Articles provide that except with the affirmative vote of the holders of at least 60% of the outstanding shares of 4-1/2% Preferred Stock or Second Preferred Stock, as the case may be, the Company may not, whether by amendment of the Articles, sale of assets, merger, consolidation or otherwise, (a) amend the Articles so as to affect adversely the relative rights, preferences or powers of such class of Preferred Stock or
(b) authorize, or increase the authorized amount of, such class of Preferred Stock or any class or series ranking senior to or on a parity with such class in the payment of dividends or the preferential distribution of assets. No such vote is required for any sale of assets, merger or consolidation if (i) such holders of Preferred Stock immediately prior thereto shall thereafter continue to hold or shall receive in connection therewith the same number of shares of preferred stock, with the same relative rights, preferences and powers, of the acquiring, surviving or resulting corporation, or (ii) the authorized capital stock of the acquiring, surviving or resulting corporation immediately thereafter shall include only classes of stock which no such vote would have been required to authorize under clauses (a) or (b) of the previous sentence.

BOARD OF DIRECTORS

         Classified Board. The Articles divide the Board into three classes, each consisting of one-third (or as near as may be) of the whole number of the Board. One class of directors is elected at each Annual Meeting of Shareholders, and each class serves for a term of three years.

         The number of directors which constitute the full Board may be not be less than 5 nor more than 15, with the exact number to be determined from time to time by the Board by a majority vote of the Disinterested Directors then in office. Except as otherwise required by law, vacancies on the Board, including vacancies resulting from an increase in the number of directors, may be filled only by a majority vote of the Disinterested Directors then in office, even if less than a quorum of the Board. Directors elected by the Board to fill vacancies serve for the full remainder of the term of the class to which they have been elected.

         Removal of Directors. The Articles provide that a director, any class of directors or the entire Board may be removed from office by shareholder vote only for cause and only if, in addition to any other vote required by law, such removal is approved by a majority of the voting power of the outstanding voting stock which is not beneficially owned by an Acquiring Person.

         Nomination of Director Candidates. The Articles require that any shareholder intending to nominate a candidate for election as a director must give written notice of the nomination, containing certain specified information, to the Secretary of the Company not later than 90 days in advance of the meeting at which the election is to be held.

         Preferred Stock Directors. The Articles provide that if at any time dividends payable on the 4-1/2% Preferred Stock or the Second Preferred Stock shall be accrued and unpaid in an amount equal to or exceeding six quarterly dividends, then the holders of such class of Preferred Stock, voting as a separate class without regard to series, shall be entitled to elect two directors, in addition to the directors elected by the holders of Common Stock and any directors elected by the other class of Preferred Stock. In the case of the 4-1/2% Preferred Stock, such voting power and the terms of office of any directors so elected shall cease when all accrued and unpaid dividends on such stock to the beginning of the then current dividend period shall have been paid in full or funds for the payment thereof shall have been set apart. In the case of the Second Preferred Stock, such voting power shall cease when all accrued and unpaid dividends on all series of such stock shall have been paid to the end of the last preceding quarterly dividend, but any such director previously elected shall continue to serve until the next annual meeting of shareholders.

         The provisions of the Articles described above under "Classified Board," "Removal of Directors" and "Nomination of Director Candidates" do not apply to any directors elected by a separate class vote of the holders of Preferred Stock.

SHAREHOLDER RIGHTS PLAN

         The Company has established a shareholder rights plan under which each share of Common Stock presently outstanding or which is issued hereafter prior to the Distribution Date (defined below) is granted one preferred share purchase right (a "Right"). Each Right entitles the registered holder to purchase from the Company one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock, par value $10.00 per share (the "Preferred Shares"), of the Company at a price of $255 per 1/1000th of a Preferred Share, subject to adjustment in the event of stock dividends and similar events occurring prior to the Distribution Date. Each 1/1000th of a Preferred Share would have voting, dividend and liquidation rights which are the approximate equivalent of one share of Common Stock.

         The Rights are not exercisable until the Distribution Date, which is the earlier to occur of (i) 10 days following the date (the "Stock Acquisition Date") of a public announcement that a person or group (an "Acquiring Person") has acquired beneficial ownership, after excluding Exempted Shares (defined below), of 15% or more of the outstanding Common Stock or (ii) 10 business days (unless extended by the Board) following the commencement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock without excluding any Exempted Shares.

         In general, the term "Exempted Shares" means shares held by a natural person, trust, estate, tax-exempt foundation or similar entity (eligible person) which have been held continuously since February 10, 1997 or were acquired since that date pursuant to an employee benefit plan of the Company or by gift, inheritance or other testamentary distribution from an eligible person who had acquired them prior to February 10, 1997 or from a Company employee benefit plan.

         Until the Distribution Date, the Rights will be transferred with and only with the Common Stock, and the surrender for transfer of any certificate for Common Stock will also constitute the transfer of the Rights associated with the shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date, and the Rights will then become separately tradable.

         In the event that any person or group becomes, after excluding any Exempted Shares, the beneficial owner of 15% or more of the outstanding shares of Common Stock (other than pursuant to a tender or exchange offer for all outstanding shares of Common Stock at a price and on terms determined by a majority of the nonofficer members of the Board who are not representatives, affiliates or associates of an Acquiring Person, after receiving advice from one or more investment banking firms, to be at a price which is fair to shareholders and otherwise in the best interests of the Company and its shareholders), each holder of a Right, other than Rights beneficially owned by, or in certain circumstances acquired from, the Acquiring Person or its associates or affiliates (which will be void), will thereafter have the right to receive upon exercise that number of shares of Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. However, the Rights are not exercisable following any such event until such time as the Rights are no longer redeemable by the Company as set forth below.

         In the event that after the Stock Acquisition Date, (i) the Company engages in a merger or consolidation in which it is not the surviving corporation or in which shares of Common Stock are converted or exchanged (other than a transaction pursuant to a Qualifying Offer) or (ii) 50% or more of its consolidated assets or earning power are sold or transferred, proper provision will be made so that each holder of a Right (other than Rights which have previously been voided as set forth above) will thereafter have the right to receive, upon exercise of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

         At any time after a person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Stock, the Board may exchange the Rights (other than Rights owned by such person or group, which have become void), in whole or in part, at an exchange ratio of one share of Common Stock, or 1/1000th of a Preferred Share (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

         At any time until 10 days following the Stock Acquisition Date, the Board may redeem the Rights in whole, but not in part, at a redemption price of $.01 per Right (subject to adjustment).

         Prior to the Distribution Date, the terms of the Rights may without the consent of the holders of the Rights be amended by the Board in any respect whatever, except for an amendment that would change the redemption price, the exercise price of the Rights, the number of 1/1000ths of a Preferred Share purchasable upon exercise of the Rights or the final expiration date of the Rights. After the Distribution Date, the Board may amend the Rights Agreement to cure any ambiguity or inconsistency, to make changes which do not adversely affect the interests of holders of Rights (excluding the interest of any Acquiring Person), or to shorten or lengthen any time period under the Rights Agreement; provided, however, that no amendment to adjust the time period governing redemption shall be made at such time as the Rights are not redeemable. The Rights will expire on February 21, 2007, unless the Rights are earlier redeemed by the Company as described above.

PENNSYLVANIA BUSINESS CORPORATION LAW

         The provisions of the Articles described under "Voting Rights" and "Board of Directors" above and the Company's shareholder rights plan are in addition to certain provisions of Chapter 25 of the Pennsylvania Business Corporation Law ("BCL") which may have the effect of discouraging or rendering more difficult a hostile takeover attempt against the Company.

         Under Section 2538 of the BCL, any merger, consolidation, share exchange or sale of assets between the Company or a subsidiary and any shareholder of the Company, any division of the Company in which any shareholder receives a disproportionate amount of any shares or other securities of any corporation resulting from the division, any voluntary dissolution of the Company in which a shareholder is treated differently from other shareholders of the same class or any reclassification in which any shareholder's voting or economic interest in the Company is materially increased relative to substantially all other shareholders must, in addition to any other shareholder vote required, be approved by a majority of the votes which all shareholders other than the shareholder receiving the special treatment are entitled to cast with respect to the transaction. This special vote requirement does not apply to a transaction (1) which has been approved by a majority vote of the Board, without counting the vote of certain directors affiliated with or nominated by the interested shareholder or (2) in which the consideration to be received by the shareholders is not less than the highest amount paid by the interested shareholder in acquiring shares of the same class.

         Under Subchapter 25E of the BCL, if any person or group acting in concert acquires voting power over shares representing 20% or more of the votes which all shareholders of the Company would be entitled to cast in an election of directors, any other shareholder may demand that such person or group purchase such shareholder's shares at a price determined in an appraisal proceeding.

         Under Subchapter 25G of the BCL, the Company may not engage in merger, consolidation, share exchange, division, asset sale or a variety of other "business combination" transactions with a person which becomes the "beneficial owner" of shares representing 20% or more of the voting power in an election of directors of the Company unless (1) the business combination or the acquisition of the 20% interest is approved by the Board prior to the date the 20% interest is acquired, (2) the person beneficially owns at least 80% of the outstanding shares and the business combination (a) is approved by a majority vote of the disinterested shareholders and (b) satisfies certain minimum price and other conditions prescribed in Subchapter 25F, (3) the business combination is approved by a majority vote of the disinterested shareholders at a meeting called no earlier than five years after the date the 20% interest is acquired or (4) the business combination (a) is approved by shareholder vote at a meeting called no earlier than five years after the date the 20% interest is acquired and (b) satisfies certain minimum price and other conditions prescribed in Subchapter 25F.

         The Company has elected to opt out from coverage by Subchapter 25G of the BCL, which would have required a shareholder vote to accord voting rights to control shares acquired by a 20% shareholder in a control-share acquisition, and Subchapter 25H of the BCL, which would have required a person or group to disgorge to the Company any profits received from a sale of the Company's equity securities within 18 months after the person or group acquired or offered to acquire 20% of the Company's voting power or publicly disclosed an intention to acquire control of the Company.

DIVIDEND RIGHTS

         Subject to the rights of the holders of the Preferred Stock, the holders of Common Stock are entitled to dividends when, as and if declared by the Board out of funds legally available therefor.

         The Articles provide that the holders of the 4-1/2% Preferred Stock are entitled to quarterly dividends at the rate of 4-1/2% per annum, when and as declared by the Board, and that no dividends may be paid, or distribution ordered or made, on the Common Stock or the Second Preferred Stock (collectively, the "Junior Stock") in any year while dividends are accumulated and unpaid upon the 4-1/2% Preferred Stock unless and until dividends for the current year shall have been declared and paid or set apart for the 4-1/2% Preferred Stock. The Articles further provide that so long as any 4-1/2% Preferred Stock is outstanding, the Company shall not declare or pay any dividend (except dividends payable in shares of Junior Stock) on any shares of Junior Stock which would reduce the earned surplus of the Company below an amount equal to 50% of the aggregate par value of the then outstanding shares of 4-1/2% Preferred Stock.

         If Second Preferred Stock is issued, the Board may also grant to the holders of such stock preferential dividend rights which would prohibit payment of dividends on the Common Stock unless and until specified dividends on the Second Preferred Stock had been paid or in other circumstances and/or rights to share ratably in any dividends payable on the Common Stock.

LIQUIDATION RIGHTS

         Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Common Stock are entitled to share ratably in the assets of the Company available for distribution after all liabilities of the Company have been satisfied and all preferential amounts payable to the holders of Preferred Stock have been paid.

         The Articles provide that in the event of liquidation, dissolution or winding up of the Company, the holders of the 4-1/2% Preferred Stock shall be entitled to receive, before any distribution may be paid to the holders of Junior Stock, the sum of $50 per share if the liquidation, dissolution or winding up shall be involuntary, or $52.50 per share if it shall be voluntary, together in either case with all accrued and unpaid dividends to the date fixed for payment of such preferential amounts.

         If Second Preferred Stock is issued, the Board may also grant to the holders of such stock preferential liquidation rights which would entitle them to be paid out of the assets of the Company available for distribution before any distribution is made to the holders of Common Stock and/or rights to participate ratably with the Common Stock in any such distribution.

MISCELLANEOUS

         There are no preemptive rights, sinking fund provisions, conversion rights or redemption provisions applicable to the Common Stock. Holders of fully paid shares of Common Stock are not subject to any liability for further calls or assessments.

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                None

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date: November 13, 1998                      By          S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer