Form 10-K405
period 1998-12-31
MINE SAFETY APPLIANCES CO
filed 1999-03-26
CIK 66570

                                 (COVER PAGE)

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998       Commission File No. 0-2504


                        MINE SAFETY APPLIANCES COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Pennsylvania                                     25-0668780
-------------------------------               --------------------------------
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

               Yes   X                   No _____
                   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 26, 1999, there were outstanding 4,926,832 shares of common stock, no par value, including 571,690 shares held by the Mine Safety Appliances
Company Stock Compensation Trust.   Total market value of outstanding voting
stock as of February 26, 1999 was $319,012,372. The aggregate market value of voting stock held by non-affiliates as of February 26, 1999 was $165,719,013.

                                 (COVER PAGE)


                      DOCUMENTS INCORPORATED BY REFERENCE


The following documents have been incorporated by reference:

                                                                       FORM 10-K
DOCUMENT                                                             PART NUMBER
--------                                                             -----------

(1)  Annual Report to Shareholders
      for the year ended
      December 31, 1998                                               I, II, IV

(2)  Proxy Statement filed
      pursuant to Regulation 14A
      in connection with the registrant's
      Annual Meeting of Shareholders to
      be held on May 11, 1999                                            III

                                    PART I

Item 1.  Business
-----------------

     Operating Segments:
     ------------------

     The company is organized into three geographic operating segments - United States, Europe and Other non-U.S. Further information with respect to the registrant's operating segments is reported at Note 7 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareholders for the year ended December 31, 1998, incorporated herein by reference.

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

     Other products manufactured and sold, which do not fall within the category of safety and health equipment, include boron-based and other specialty chemicals. Additional information concerning the registrant's products is reported at Note 7 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareholders for the year ended December 31, 1998, incorporated herein by reference.

     The registrant and its affiliated companies are in competition with many large and small enterprises. In the opinion of management, the registrant is a leader in the manufacture of safety and health equipment.

     Orders, except under contracts with U.S. government agencies are generally filled promptly after receipt and the production period for special items is usually less than one year. The backlog at year end of orders under contracts with U.S. government agencies at year end was $18,265,000 in 1998, $19,600,000 in 1997 and $14,400,000 in 1996. Approximately $2,780,000
under contracts with U.S. government agencies is expected to be shipped after December 31, 1999.

     Sales of products to U.S. government agencies increased in 1998; however, incoming orders were slightly lower than shipments in 1998, but higher than 1997 incoming orders. The company's business is not dependent upon a single customer or group of related customers, the loss of which would have a material adverse effect on the registrant's results.

  Research:
  --------

     The registrant and its affiliated companies engage in applied research with a view to developing new products and new applications for existing products. Most of their products are designed and manufactured to meet currently applicable performance and test standards published by groups such as ANSI (American National Standards Institute), MSHA (Mine Safety & Health Administration), NIOSH (National Institute for Occupational Safety and Health), UL (Underwriters' Laboratories), SEI (Safety Equipment Institute), FM (Factory Mutual), CEN (European Committee for Standardization) and CSA (Canadian Standards Association). The registrant also from time to time engages in research projects for others such as the Bureau of Mines and the Department of Defense or its prime contractors. Registrant-sponsored research and development costs were $17,415,000 in 1998, $16,668,000 in 1997, and $19,122,000 in 1996.

     In the aggregate, patents have represented an important element in building up the business of the registrant and its affiliates, but in the opinion of management no one patent or group of patents is of material significance to the business as presently conducted.

  General:
  -------

     The company was founded in 1914 and is headquartered in Pittsburgh, Pennsylvania. As of December 31, 1998, the registrant and its affiliated companies had approximately 4,100 employees, of which 2,100 were employed by international affiliates. None of the U.S. employees are subject to the provisions of a collective bargaining agreement.

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

     Further information about the registrant's business is included in Management's Discussion and Analysis at pages 12 to 15 of the Annual Report to Shareholders, incorporated herein by reference.

     Executive Officers:
     ------------------

                                        All Positions and Offices
     Name                   Age              Presently Held
     ----                   ---         -------------------------

J. T. Ryan III              55          Chairman and
                                        Chief Executive Officer

T. B. Hotopp                57          President

J. H. Baillie               52          Vice President

J. M. Barendt               39          Vice President

J. A. Bigler                49          Vice President

D. H. Cuozzo                65          Vice President and Secretary

B. V. DeMaria               51          Vice President

J. E. Herald                57          Vice President - Finance
                                        (Chief Financial Officer)

W. M. Lambert               40          Vice President

G. R. McGee                 58          Vice President

G. W. Steggles              64          Senior Vice President

D. L. Zeitler               50          Vice President and Treasurer


     All the executive officers have been employed by the registrant since prior to January 1, 1994 and have held their present positions since prior to that date except as follows:

     (a) Mr. Hotopp was elected President on December 18, 1996. Prior to that time, he was Senior Vice President and General Manager, Safety Products.

     (b) Mr. Baillie was employed by the registrant on January 21, 1999 and was elected Vice President. From prior to January 1, 1994 until October 8, 1996, he was Vice President, Europe of Teledyne Industries International. Until November 1, 1997, he was Executive Vice President of Sylvania Lighting International.

     (c) Mr. Barendt was elected Vice President on January 9, 1998. From prior to January 1, 1994 until April 1996, he was Manager, Research and Development at the Company's Callery Chemical Division. From April 1996 until December 1996, he was Acting General Manager of Callery Chemical Division. From December 1996, he was General Manager of the Callery Chemical Division.

     (d) Mr. Bigler was elected Vice President on January 9, 1998. From prior to January 1, 1994 until April 1995, he was National Sales Manager. From April 1995 he was Director of Sales.

     (e) Mr. Cuozzo was elected Vice President on April 27, 1995. Prior to that time, he was Secretary.

     (f) Mr. DeMaria was elected Vice President on January 9, 1998. From prior to January 1, 1994 until September 1994, he was Manager, Employee Benefits. From September 1994 he was Director, Human Resources.

     (g) Mr. Lambert was elected Vice President on January 9, 1998. From prior to January 1, 1994 until March 1995, he was a Senior Product Line Manager. From March 1995 until August 1996, he was Marketing Manager. From August 1996 until December 1996, he was Director of Marketing. From December 1996 he was General Manager of the Safety Products Division.

     (h) Mr. McGee was employed by the registrant on January 2, 1997 and was elected Vice President and General Manager, Instrument Division. From prior to January 1, 1994 until July 1996, Mr. McGee was President and Chief Executive Officer of Balzer High Vacuum Products. From July 1996 until he joined the registrant, he was President and Chief Executive Officer of Pfeiffer Vacuum Technology, Inc., which is a spinoff of Balzer High Vacuum Products.

     (i) Mr. Steggles was elected Senior Vice President on January 1,1999. Prior to that time he was Vice President.

     (j) Mr. Zeitler was elected Vice President on January 9, 1998. Prior to that time, he was Treasurer.

     The executive officers of the registrant serve at the pleasure of the Board of Directors and are not elected to any specified term of office.

     The primary responsibilities of these officers follow:

Individual                          Responsibilities
----------                          ----------------

Mr. Hotopp                    U. S. operations

Mr. Baillie                   European operations

Mr. Barendt                   Research, product development, manufacturing and
                              marketing of specialty chemical products

Mr. Bigler                    U.S. sales and distribution

Mr. Cuozzo                    General Counsel and corporate taxes

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

Mr. Zeitler                   Treasury and risk insurance management

Item 2. Properties
------------------

     World Headquarters:
     ------------------

     The registrant's executive offices are located at 121 Gamma Drive, RIDC Industrial Park, O'Hara Township, Pittsburgh, Pennsylvania 15238. This facility contains approximately 138,000 sq. ft.

     Production and Research Facilities:
     ----------------------------------

     The registrant's principal U.S. manufacturing and research facilities are located in the Greater Pittsburgh area in buildings containing approximately 968,000 square feet. Other U.S. manufacturing and research facilities of the registrant are located in Jacksonville, North Carolina (107,000 sq. ft.), Sparks, Maryland (43,000 sq. ft.), Lawrence, Massachusetts (51,000 sq. ft.), and Englewood, Colorado (41,000 sq. ft.).

     Manufacturing facilities of the European operating segment of the registrant are located in France, Germany, Italy, Scotland, Spain, and Sweden. The most significant are located in Germany (approximately 431,000 sq. ft., excluding 127,000 sq. ft. leased to others),and in Glasgow, Scotland (approximately 131,000 sq. ft., excluding 10,000 sq. ft. leased to others); research activities are also conducted at these facilities. Manufacturing facilities for the Other non-U.S. operating segment are located in Australia, Brazil, Canada, China, Japan, Mexico and Peru.

     Virtually all of these buildings are owned by the registrant and its affiliates and are constructed of granite, brick, concrete block, steel or other fire-resistant materials. The German facility is owned subject to encumbrances securing indebtedness in the aggregate amount of $1,241,000 as of December 31, 1998.

     Sales Offices and Warehouses:
     ----------------------------

     Sales offices and distribution warehouses are owned or leased in or near principal cities in the United States and 27 other countries in which the registrant's affiliates are located.

Item 3.  Legal Proceedings
--------------------------

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during fourth quarter 1998.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data

--------------------------------------------------------------------------------

    Incorporated by reference herein pursuant to Rule 12b - 23 are

     Item 5 - "Common Stock" appearing at page 15

     Item 6 - "Five-Year Summary of Selected Financial Data" appearing at page
              27

     Item 7 - "Management's Discussion and Analysis" appearing at pages 12 to 15

     Item 8 - "Financial Statements and Notes to Consolidated Financial Statements" appearing at pages 16 to 26 of the Annual Report to Shareholders for the year ended December 31, 1998. Said pages of the Annual Report are submitted with this report and pursuant to Item 601(b)(13) of Regulation S-K shall be deemed filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a) hereof.

Item 7a. Quantitative and qualitative disclosures about market risk
-------------------------------------------------------------------

     Incorporated by reference to "Financial Instrument Market Risk" appearing on page 14 of the Annual Report to the Shareholders for the year ended December 31, 1998.

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

--------------------------------------------------------------------------------

     Incorporated by reference herein pursuant to Rule 12b - 23 are (1) "Election of Directors" appearing at pages 1 to 3, (2) "Other Information Concerning Directors and Officers" appearing at pages 4 to 9 (except as excluded below), and (3) "Stock Ownership" appearing at pages 11 to 13 of the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant's Annual Meeting of Shareholders to be held on May 11, 1999. The information appearing in such Proxy Statement under the caption "Compensation Committee Report on Executive Compensation," and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein, including without limitation the information under the caption "Comparison of Five-Year Cumulative Total Return" is not incorporated herein.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  1 and 2.  Financial Statements

          The following information appearing on pages 16 to 26 inclusive in the Annual Report to Shareholders of the registrant for the year ended December 31, 1998, is incorporated herein by reference pursuant to Rule 12b-23.

     Report of Independent Accountants

     Consolidated Balance Sheet - December 31, 1998 and 1997

     Consolidated Statement of Income - three years ended December 31, 1998

     Consolidated Statement of Changes in Retained Earnings and Accumulated

         Other Comprehensive Income - three years ended December 31, 1998

     Consolidated Statement of Cash Flows - three years ended December 31, 1998

     Notes to Consolidated Financial Statements

Said pages of the Annual Report are submitted with this report and, pursuant to
Item 601(b)(13) of Regulation S-K shall be deemed to be filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a)(1) and (2) hereof.

     The following additional financial information for the three years ended December 31, 1998 is filed with the report and should be read in conjunction with the above financial statements:

     Report of Independent Accountants on Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements and notes to the financial statements listed above.

(a)  3.   Exhibits

          (3)(i) Restated Articles of Incorporation as amended to April 27, 1989, filed as Exhibit 3 to Form 10-Q on August 5, 1994, are incorporated herein by reference.

          (3)(ii) By-laws of the registrant, as amended to August 29, 1990, filed as Exhibit 3 to Form 10-Q on November 13, 1995, are incorporated herein by reference.

          (4) Rights Agreement dated as of February 10, 1997 between the registrant and Norwest Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the registrant's Form 8-A on February 25, 1997, is incorporated herein by reference.

          (10)(a) * 1987 Management Share Incentive Plan.

          (10)(b) * 1998 Management Share Incentive Plan, incorporated herein by reference to Annex A to the registrant's Definitive Proxy Statement filed March 24, 1998 for its 1998 Annual Meeting.

          (10)(c) * Retirement Plan for Directors, as amended and restated effective as of May 5, 1998, filed as Exhibit 10(f) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

          (10)(d) * Supplemental Pension Plan as of May 5, 1998, filed as
                    Exhibit 10(g) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

          (10)(e) * 1990 Non-Employee Directors' Stock Option Plan as amended to May 5, 1998, filed as Exhibit 10(h) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

          (10)(f) * Form of First Amendment dated June 2, 1998 to the Restricted Stock Agreements dated as of March 15, 1996, under the 1987 Management Share Incentive Plan, filed as Exhibit (10(i) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

          (10)(g) * Executive Insurance Program as Amended and Restated as of May 5, 1998, filed as Exhibit 10(j) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

          (10)(h) * Annual Incentive Bonus Plan as of May 5, 1998, filed as
                    Exhibit 10(k) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

          (10)(i) * Form of Severance Agreement as of May 20, 1998 between the registrant and George R. McGee, filed as Exhibit 10(l) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

          (10)(j) * Form of Severance Agreement as of May 20, 1998 between the registrant and John T. Ryan III, filed as Exhibit 10(m) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

          (10)(k) * Form of Severance Agreement as of May 20, 1998 between the registrant and the other executive officers except Mr. Baillie, filed as Exhibit 10(n) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

          (10)(l) * First Amendment to the 1998 Management Share Incentive Plan as of March 10, 1999.

          (10)(m) Trust Agreement as of June 1, 1996 between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust, filed as Exhibit 10(f) to Form 10-K on March 26, 1997, is incorporated herein by reference.


* The exhibits marked by an asterisk are management contracts or compensatory
plans   or arrangements.

          (13)      Annual Report to Shareholders for year ended December 31,
                         1998

          (21)      Affiliates of the registrant

          (23)      Consent of PricewaterhouseCoopers LLP, independent
                         accountants

          (27)      Financial Data Schedule (filed in electronic format only)

          The registrant agrees to furnish to the Commission upon request copies of all instruments with respect to long-term debt referred to in Note 6 of the Notes to Consolidated Financial Statements filed as part of
          Exhibit 13 to this annual report which have not been previously filed or are not filed herewith.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


February 19, 1999

To the Board of Directors of
Mine Safety Appliances Company


Our audits of the consolidated financial statements referred to in our report dated February 19, 1999, appearing on page 16 of the 1998 Annual Report to Shareholders of Mine Safety Appliances Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS LLP

                                                                     SCHEDULE II


                 MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)

                                          1998         1997         1996
                                        ---------   ----------    ---------
Allowance for doubtful accounts:

Balance at beginning of year               $3,704       $2,993       $2,640

Additions -
   Charged to costs and expenses              588        1,229          812
   Balance from acquisitions                   45          288

Deductions -
   Deductions from reserves     (1)         1,135          806          459
   Reduction from divestitures                198
                                        ---------   ----------    ---------

Balance at end of year                     $3,004       $3,704       $2,993
                                        =========   ==========    =========


(1) Bad debts written off, net of recoveries.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MINE SAFETY APPLIANCES COMPANY



       March 26, 1999               By    S/John T. Ryan III
  -----------------------              ----------------------
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


    Signature                        Title                          Date
  -------------                    ---------                      --------


/S/John T. Ryan III          Director; Chairman of the Board   March 26, 1999
-------------------------
John T. Ryan III             and Chief Executive Officer


/S/James E. Herald           Vice President - Finance;         March 26, 1999
-------------------------
James E. Herald              Principal Financial and
                             Accounting Officer

/S/Joseph L. Calihan         Director                          March 26, 1999
-------------------------
Joseph L. Calihan

/S/Calvin A. Campbell, Jr.   Director                          March 26, 1999
-------------------------
Calvin A. Campbell, Jr.


/S/G. Donald Gerlach         Director                          March 26, 1999
-------------------------
G. Donald Gerlach


/S/Helen Lee Henderson       Director                          March 26, 1999
-------------------------
Helen Lee Henderson


/S/Thomas B. Hotopp          Director                          March 26, 1999
-------------------------
Thomas B. Hotopp


/S/L. Edward Shaw, Jr.       Director                          March 26, 1999
-------------------------
L. Edward Shaw, Jr.


/S/Thomas H. Witmer          Director                          March 26, 1999
-------------------------
Thomas H. Witmer