Form 10-Q
period 1999-03-31
MINE SAFETY APPLIANCES CO
filed 1999-05-14
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1999             Commission File No. 0-2504


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


            Yes   X                                         No


As of April 30, 1999, there were outstanding 4,896,792 shares of common stock without par value, including 571,690 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except share data)
                                                          March 31   December 31
                                                               1999        1998
ASSETS
  Current assets
    Cash                                                 $   13,407      10,084
    Temporary investments, at cost plus accrued interest      9,480      13,936
    Accounts receivable, less allowance (1999 - $3,023;
      1998 - $3,004)                                         90,729      94,850
    Inventories:
      Finished products                                      37,049      36,956
      Work in process                                        11,942      12,445
      Raw materials and supplies                             39,139      36,090
                                                         ---------    ---------
          Total inventories                                  88,130      85,491
                                                         ---------    ---------
    Other current assets                                     24,581      24,848
                                                         ---------    ---------
          Total current assets                              226,327     229,209
                                                         ---------    ---------

  Property, plant and equipment                             370,724     371,687
  Accumulated depreciation                                 (207,931)   (207,126)
                                                         ---------    ---------
          Net property                                      162,793     164,561
                                                         ---------    ---------
  Prepaid pension cost                                       48,970      46,162
  Other assets                                               17,219      16,784
                                                         ---------    ---------
          TOTALS                                         $  455,309     456,716
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                           $   70,125      68,416
    Federal, foreign, state and local income taxes            2,436         991
    Other current liabilities                                42,951      40,599
                                                         ---------    ---------
          Total current liabilities                         115,512     110,006
                                                         ---------    ---------

  Long-term debt                                             12,226      11,919
  Pensions and other employee benefits                       59,304      60,550
  Noncurrent liabilities and deferred credits                31,307      31,395

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                    3,569       3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,779,231 and 6,779,231 (outstanding
      4,328,200 and 4,378,874)                               12,591      12,591
    Common stock compensation trust - 571,690 and 571,690
      shares                                                (26,869)    (26,869)
    Less treasury shares, at cost:
      Preferred  -  49,313 and  49,313 shares                (1,595)     (1,595)
      Common     - 1,879,341 and 1,828,667 shares           (92,657)    (89,521)
    Deferred stock compensation                                (852)       (951)
    Accumulated other comprehensive (loss)                  (14,166)    (10,240)
    Retained earnings                                       356,939     355,862
                                                         ---------    ---------
          Total shareholders' equity                        236,960     242,846
                                                         ---------    ---------
          TOTALS                                         $  455,309     456,716
                                                         =========    =========

See notes to consolidated condensed financial statements.

                     MINE SAFETY APPLIANCES COMPANY
               CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Thousands of dollars, except earnings per share)
                                                     Three Months Ended
                                                        March 31

                                                        1999       1998
Net sales                                         $  115,967 $  123,408
Other income                                             596        813
                                                  ---------- ----------
                                                     116,563    124,221
                                                  ---------- ----------
Costs and expenses
  Cost of products sold                               73,933     77,227
  Selling, general and administrative                 32,402     31,642
  Depreciation and amortization                        5,553      5,413
  Interest                                               743        646
  Currency exchange (gains)/losses                      (277)       147
                                                  ---------- ----------
                                                     112,354    115,075
                                                  ---------- ----------
Income from operations before income taxes             4,209      9,146
Provision for income taxes                             1,639      3,658
                                                  ---------- ----------
Net income                                        $    2,570 $    5,488
                                                  ========== ==========

Basic earnings per common share                   $     0.59 $     1.23
                                                  ========== ==========
Diluted earnings per common share                 $     0.59 $     1.23
                                                  ========== ==========

See notes to consolidated condensed financial statements.

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Three Months Ended
                                                                 March 31

                                                               1999        1998
OPERATING ACTIVITIES
  Income from operations                                  $   2,570   $   5,488
  Depreciation and amortization                               5,553       5,413
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                       (2,595)     (5,967)
  Changes in operating assets and liabilities                (1,325)        619
  Other - principally currency exchange adjustments          (2,950)       (830)
                                                          ---------   ---------
  Cash flow from operating activities                         1,253       4,723
                                                          ---------   ---------

INVESTING ACTIVITIES
  Property additions                                         (5,459)     (7,256)
  Property disposals, net                                       109          31
  Other investing                                              (460)       (589)
                                                          ---------   ---------
  Cash flow from investing activities                        (5,810)     (7,814)
                                                          ---------   ---------

FINANCING ACTIVITIES
  Additions to long-term debt                                   375           7
  Reductions of long-term debt                                    0        (344)
  Changes in notes payable and short term debt                8,272      11,117
  Cash dividends                                             (1,493)     (1,393)
  Company stock purchases and sales                          (3,136)       (524)
                                                          ---------   ---------
  Cash flow from financing activities                         4,018       8,863
                                                          ---------   ---------
Effect of exchange rate changes on cash                        (594)     (2,309)
                                                          ---------   ---------
Net (decrease) increase in cash and cash equivalents         (1,133)      3,463
Beginning cash and cash equivalents                          24,020      19,921
                                                          ---------   ---------
Ending cash and cash equivalents                          $  22,887   $  23,384
                                                          =========   =========


See notes to consolidated condensed financial statements.

                            MINE SAFETY APPLIANCES COMPANY
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's annual report on Form 10-K for the year ended December 31, 1998 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

(3) Certain prior year amounts have been reclassified to conform with the current year presentation.

(4) In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of these interim periods have been included.

(5) Basic earnings per share is computed on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period,using the treasury stock method. Antidilutive options are not considered in computing earnings per share.
                                                    1999      1998
                                                [C]       [C]
    Net income                                 $   2,570 $   5,488
    Preferred stock dividends declared                12        12
                                                 -------   -------
    Income available to common shareholders        2,558     5,476
                                                 -------   -------

    Basic shares outstanding                       4,361     4,452
    Stock options                                     11        10
                                                 -------   -------
    Diluted shares outstanding                     4,372     4,462
                                                 -------   -------
    Antidilutive stock options                         4         2
                                                 -------   -------

(6) Comprehensive (loss) income was $(1,356,000) and $2,614,000 for the three months ended March 31, 1999 and 1998, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

(7) The company is organized into three geographic operating segments (U.S., Europe, and Other non-U.S.), each of which includes a number of operating companies. There have not been any changes in the basis of segmentation and measurement of segment profit and loss.

    Reportable segment information is presented in the following table:

                            (In Thousands)
                            First Quarter 1999
                                                  Other    Recon-     Consol.
                              U.S.     Europe   non-U.S.   ciling      totals
Sales to external customers  $70,198   $28,063   $17,771      ($65)    $115,967
Intercompany sales             7,942     4,236       275   (12,453)
Net income                     2,947      (552)      141        34        2,570

                            First Quarter 1998
                                                  Other    Recon-     Consol.
                              U.S.     Europe   non-U.S.   ciling      totals
Sales to external customers   75,163    27,415    19,323     1,507      123,408
Intercompany sales             9,521     3,536       492   (13,549)
Net income                     6,759      (384)      380    (1,267)       5,488

    Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking statements
--------------------------
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding expectations for new product introductions, delivery improvements, restructuring plans, sales and earnings, liquidity, Year 2000 readiness, and market risk. Actual results may differ from expectations contained in such forward-looking statements and can be affected by any number of factors, many of which are outside management's direct control. Among the factors that could cause such differences are the economic environment, Year 2000 readiness of critical third party suppliers, and interest and currency exchange rates.

Results of operations
---------------------
First Quarter 1999 versus First Quarter 1998 - Sales for the first quarter of 1999 were $116.0 million, a decrease of $7.4 million, or 6%, from $123.4 million last year. The decrease reflects the divestitures of HAZCO Services, Inc. and Baseline Industries, Inc., which were sold on June 30, 1998. The divestitures resulted in $7.1 million less sales in first quarter 1999 compared to first quarter 1998. Sales of ongoing businesses were essentially even with prior-year levels.

Total sales of ongoing U.S. operations were about the same as last year, with higher sales of specialty chemicals, respirators and breathing apparatus, offset by somewhat lower sales of other safety and instrument products. Overall, international sales in local currencies were similar to prior year levels. Favorable exchange rates increased slightly the U.S. dollars from European operations but unfavorable movements in other areas had the opposite effect.

In early 1999 the company saw a pattern in its U.S. business that is encouraging and parallels a pattern seen prior to 1998. Incoming orders came in close to internal targets which represented an increase over last year's actual results. However, the mix of orders between those that could be immediately invoiced and those that would be invoiced over time was such that invoicing in U.S. commercial business lagged incoming orders by 7%. In most cases the company believes this does not relate to delivery or production problems, but rather, to customer delivery requirements. After four months the incoming order trend in the United States is 5% above 1998, which is a positive indication for the company's sales in the months to come.

Gross profit for the first quarter of 1999 was $42.0 million, a $4.2 million decrease from $46.2 million in 1998. The 1999 ratio of gross profit to sales was 36.2% compared to 37.4% last year. The lower gross profit percentage reflects somewhat lower margins in the U.S.

Income from operations was $4.2 million for first quarter 1999 compared with $9.1 million last year. First quarter 1998 results included a $4.0 million pre-tax ($2.4 million after-tax) pension settlement gain. This gain resulted from settling remaining pension liabilities to former employees from the Esmond, Rhode Island plant which closed in 1997. The absence of a similar gain in 1999 accounts for most of the decrease in earnings in the first quarter of 1999 as compared to 1998. Increases in depreciation and selling and administrative expenses reflect higher operating costs associated with the new enterprise-wide computer system, partially offset by the absence of HAZCO Services, Inc. and Baseline Industries, Inc. operations in 1999. The company is working to utilize the enterprise-wide system to improve performance and efficiency throughout the operations and to make reductions in cost elsewhere. In the U.S., a voluntary early retirement program has been offered to qualified retirement-age employees. The company is being managed to have lower selling, general and administrative expenses. As part of this, the company is evaluating its need for office space in the Pittsburgh area and studying whether significant cost improvements can be achieved by consolidation. The company may incur more restructuring charges as part of its efforts to reduce ongoing operating expenses. The extent of these, which are currently expected to be moderate, is not clear at this time.

The effective income tax rate for the first quarter of 1999 was 38.9% compared to 40.0% in 1998.

Net income in the first quarter of 1999 was $2.6 million, or 59 cents per basic share compared to $5.5 million, or $1.23 per basic share, for the same period last year. Earnings per share benefited from share repurchases that reduced average shares outstanding by approximately 2%.

Liquidity and Financial Condition
---------------------------------

Cash and cash equivalents decreased $1.1 million during first quarter 1999 compared to a $3.5 million increase in first quarter 1998. Cash provided by operating activities totaled $1.3 million during first quarter 1999 compared to $4.7 million last year. The decrease reflects higher inventory levels in the U.S. and currency exchange impacts on working capital, principally in Brazil and Germany. Cash used for investing activities totaled $5.8 million this year compared to $7.8 million last year. The decrease relates primarily to higher property additions for the enterprise-wide information system in 1998.

Financing activities provided $4.0 million during first quarter 1999 compared to $8.9 million in 1998. The decrease reflects lower borrowings and higher share repurchases in 1999.

Available credit facilities along with internal cash resources are adequate to provide for ensuing capital requirements.

Year 2000 Readiness
-------------------

The company is continuing Year 2000 readiness action plans which focus on computerized and automated systems and processes which are critical to operations, key vendors and service providers, and MSA products.

State of readiness - In 1996, to provide the information infrastructure for MSA's evolving global management strategy, the company began a project to replace significant information technology (IT) systems world-wide with a fully-integrated Enterprise Wide System (EWS) using SAP R/3. Because SAP R/3 is Year 2000 compliant, implementation of EWS at various MSA companies has been timed to reduce the Year 2000 impact on IT systems. EWS is currently operating at all MSA locations in the U.S. and at international affiliates in Britain, Germany and Sweden.

Implementation at the affiliate in Mexico is expected to be completed during 1999. By the end of 1999, EWS will have been implemented at MSA operations which account for approximately 75% of consolidated sales and over 90% of manufacturing activity. IT systems at those operations which will not be on EWS by the end of 1999 are either currently Year 2000 compliant or will be modified or replaced by mid-1999.

MSA continues to address Year 2000 compliance in a number of other areas, including: non-IT systems and processes (such as physical plant and manufacturing systems), key vendors and service providers, EDI systems, and The following chart provides estimated percentages of completion for the inventory of systems and processes that may be affected by the Year 2000, the analysis performed to determine the Year 2000 impact on inventoried systems and processes, and the Year 2000 readiness of the inventoried systems and processes.


                                              Percent Completed
                                    ---------------------------------
                                       Y2K     Y2K Impact    Y2K
As of April 30, 1999                Inventory  Assessment Readiness
                                    ---------  ---------  ---------
Information technology                    100%       100%        85%
Non-information technology                 90%        85%        80%

Costs of Year 2000 remediation - Costs associated with Year 2000 remediation, which exclude costs associated with the EWS project, are currently estimated to total less then $5 million. These costs, which are funded from operating cash flow, are expensed as incurred each year.

Risks and contingency plans - Failure to identify and correct significant Year 2000 issues could result in interruption of normal business operations. The company believes that the efforts described above should reasonably identify and address the impact of the Year 2000 issue and its effect on operations and should reduce the possibility of significant interruptions. However, due to the uncertainties inherent in the Year 2000 problem, including the readiness of third party vendors and service providers and customers, there is a risk of a material adverse effect on future results or financial position. The most reasonably likely worst case Year 2000 scenario would be the inability of critical third party suppliers, such as warehouse and distribution service providers and utilities and telecommunication companies, to continue providing their services. MSA is continuing to assess these risks. Contingency plans are expected to be in place during the third quarter of 1999.

Financial Instrument Market Risk
--------------------------------

There have been no material changes in the company's financial instrument market risk during the first quarter of 1999. For additional information, refer to page 14 of the company's Annual Report to Shareholders for the year ended December 31, 1998.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY

Item 1.  Legal Proceedings

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date:  May 14, 1999          By            S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer