Form 10-Q
period 1999-06-30
MINE SAFETY APPLIANCES CO
filed 1999-08-12
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1999             Commission File No. 0-2504


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


            Yes   X                                         No


As of July 31, 1999, there were outstanding 4,888,525 shares of common stock without par value, including 570,420 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except share data)

                                                         June 30     December 31
                                                             1999          1998
ASSETS
  Current assets
    Cash                                                $  10,511   $    10,084
    Temporary investments, at cost plus accrued interest   11,461        13,936
    Accounts receivable, less allowance (1999 - $3,078;
      1998 - $3,004)                                       95,723        94,850
    Inventories:
      Finished products                                    40,194        36,956
      Work in process                                      13,479        12,445
      Raw materials and supplies                           39,307        36,090
                                                         ----------  ----------
          Total inventories                                92,980        85,491
                                                         ----------  ----------
    Other current assets                                   23,406        24,848
                                                         ----------  ----------
          Total current assets                            234,081       229,209
                                                         ----------  ----------

  Property, plant and equipment                           370,639       371,687
  Accumulated depreciation                               (207,724)     (207,126)
                                                         ----------  ----------
          Net property                                    162,915       164,561
                                                         ----------  ----------

  Prepaid pension cost                                     47,245        46,162
  Other assets                                             19,083        16,784
                                                         ----------  ----------
          TOTALS                                        $ 463,324   $   456,716
                                                         =========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                          $  78,473   $    68,416
    Federal, foreign, state and local income taxes          2,961           991
    Other current liabilities                              46,606        40,599
                                                         ---------   -----------
          Total current liabilities                       128,040       110,006
                                                         ---------   -----------

  Long-term debt                                           12,151        11,919
  Pensions and other employee benefits                     58,139        60,550
  Noncurrent liabilities and deferred credits              31,630        31,395

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                  3,569         3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,779,231 and 6,779,231 (outstanding
      4,318,252 and 4,378,874)                             12,591        12,591
    Common stock compensation trust - 571,690 and 571,690 (26,869)      (26,869)
      shares
    Less treasury shares, at cost:
      Preferred -    49,313 and    49,313 shares           (1,595)       (1,595)
      Common    - 1,889,289 and 1,828,667 shares          (93,265)      (89,521)
    Deferred stock compensation                              (753)         (951)
    Accumulated other comprehensive (loss)                (15,029)      (10,240)
    Retained earnings                                     354,715       355,862
                                                         ---------   -----------
          Total shareholders' equity                      233,364       242,846
                                                         ---------   -----------
          TOTALS                                        $ 463,324   $   456,716
                                                         =========   ===========

See notes to consolidated condensed financial statements

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Thousands of dollars, except earnings per share)

                                       Three Months Ended    Six Months Ended
                                       June 30               June 30

                                          1999       1998       1999       1998
Net sales                           $  123,675 $  125,557 $  239,642 $  248,965
Other income                                19      3,077        615      3,890
                                     ---------- ---------- ---------- ----------
                                       123,694    128,634    240,257    252,855
                                     ---------- ---------- ---------- ----------
Costs and expenses
  Cost of products sold                 78,224     79,455    152,157    159,304
  Selling, general and administrative   32,961     35,573     65,363     68,586
  Special pension charges/(credits)      4,608                 4,608     (3,993)
  Depreciation and amortization          5,696      5,865     11,249     11,278
  Interest                               1,021        764      1,764      1,410
  Currency exchange (gains)/losses         (77)        21       (354)       168
                                     ---------- ---------- ---------- ----------
                                       122,433    121,678    234,787    236,753
                                     ---------- ---------- ---------- ----------

Income before income taxes               1,261      6,956      5,470     16,102
Provision for income taxes                 524      2,154      2,163      5,812
                                     ---------- ---------- ---------- ----------
Net income                          $      737 $    4,802 $    3,307 $   10,290
                                     ========== ========== ========== ==========

Basic earnings per common share     $     0.16 $     1.08 $     0.75 $     2.31
                                     ========== ========== ========== ==========

Diluted earnings per common share   $     0.16 $     1.07 $     0.75 $     2.30
                                     ========== ========== ========== ==========


See notes to consolidated condensed financial statements

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                             Six  Months Ended
                                                                    June 30

                                                               1999        1998
OPERATING ACTIVITIES
  Net income                                              $   3,307   $  10,290
  Depreciation and amortization                              11,249      11,278
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                         (970)     (7,845)
  Gain on divestitures                                                   (2,488)
  Changes in operating assets and liabilities                (2,426)      5,209
  Other - principally currency exchange adjustments          (4,376)     (1,186)
                                                           ---------   ---------
  Cash flow from operating activities                         6,784      15,258
                                                           ---------   ---------
INVESTING ACTIVITIES
  Property additions                                        (11,323)    (14,524)
  Property disposals, net                                       187         466
  Net proceeds from divestitures                                         22,865
  Other investing                                            (5,395)     (3,571)
                                                           ---------   ---------
  Cash flow from investing activities                       (16,531)      5,236
                                                           ---------   ---------
FINANCING ACTIVITIES
  Additions to long-term debt                                   366         119
  Reductions of long-term debt                                   (9)       (361)
  Changes in notes payable and short term debt               15,088      12,177
  Cash dividends                                             (2,779)     (2,920)
  Company stock purchases and sales - net                    (3,744)       (284)
                                                           ---------   ---------
  Cash flow from financing activities                         8,922       8,731
                                                           ---------   ---------
Effect of exchange rate changes on cash                      (1,223)     (2,439)
                                                           ---------   ---------
Net(decrease)/increase in cash and cash equivalents          (2,048)     26,786
Beginning cash and cash equivalents                          24,020      19,921
                                                           ---------   ---------
Ending cash and cash equivalents                          $  21,972   $  46,707
                                                           =========   =========

See notes to consolidated condensed financial statements

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

(5) A pre-tax charge of $4.6 million ($2.8 million after-tax) was recognized in the second quarter of 1999 related to a voluntary retirement incentive program (VRIP) that was accepted by 82 non-production employees in the U.S. All VRIP participants had retired as of July 31, 1999. On August 1, 1999, the company made special lump-sum pension benefit payments to certain participants as part of the VRIP. In third quarter 1999 the company expects to recognize a pension settlement gain of approximately $5.6 million ($3.4 million after-tax) related to these payments.

(6) Basic earnings per share is computed on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing earnings per share.


                                Three Months Ended Six Months Ended
                                June 30            June 30
                                   1999      1998     1999     1998
    Net income                $     737 $   4,802 $  3,307 $ 10,290
    Preferred stock dividends
      declared                       24        13       37       25
                                -------- --------- -------- --------
    Income available to common
      shareholders                  713     4,789    3,270   10,265
                                -------- --------- -------- --------
    Basic shares outstanding      4,323     4,449    4,342    4,451
    Stock options                     9        20       10       15
                                -------- --------- -------- --------
    Diluted shares outstanding    4,332     4,469    4,352    4,466
                                -------- --------- -------- --------
    Antidilutive stock options       36         3       36        3
                                -------- --------- -------- --------

(7) Comprehensive income/(loss) was ($126,000) and ($1,482,000) for the three and six months ended June 30, 1999, respectively, and $3,789,000 and $6,403,000 for the three and six months ended June 30, 1998, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

(8) The company is organized into three geographic operating segments (U.S., Europe, and Other non-U.S.), each of which includes a number of operating companies. There have not been any changes in the basis of segmentation and measurement of segment profit and loss.

    Reportable segment information is presented in the following table:

                                (In Thousands)
                                                    Other    Recon-   Consol.
                                  U.S.    Europe   non-U.S.  ciling   totals
                                Three Months Ended June 30, 1999
Sales to external customers     $71,244   $27,915  $24,835    ($319) $123,675
Intercompany sales                7,693     4,897      568  (13,158)
Net income(loss)                   (672)      254    1,171      (16)      737

                                Six Months Ended June 30, 1999
Sales to external customers     141,442    55,978   42,606     (384)  239,642
Intercompany sales               15,635     9,133      843  (25,611)
Net income(loss)                  2,275      (298)   1,312       18     3,307

                                Three Months Ended June 30, 1998
Sales to external customers      73,127    30,187   23,068     (825)  125,557
Intercompany sales                7,541     3,388      292  (11,221)
Net income(loss)                  3,892      (402)     608      704     4,802

                                Six Months Ended June 30, 1998
Sales to external customers     148,290    57,602   42,391      682   248,965
Intercompany sales               17,062     6,924      784  (24,770)
Net income(loss)                 10,651      (786)     988     (563)   10,290

    Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking statements
--------------------------
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding expectations for future product introductions, delivery improvements, cost reduction and restructuring plans, asset sales, pension settlements, liquidity, sales and earnings, Year 2000 readiness, and market risk. Actual results may differ from expectations contained in such forward-looking statements and can be affected by any number of factors, many of which are outside of management's direct control. Among the factors that could cause such differences are the effects of cost reduction efforts, availability of critical materials and components, the economic environment, Year 2000 readiness of critical third parties, and interest and currency exchange rates.

Results of operations
---------------------

Organizational initiatives
--------------------------
During the second quarter of 1999 the company recorded pre-tax charges of $4.6 million ($2.8 million after-tax, or 65 cents per basic share) relating to a voluntary retirement incentive program (VRIP) that was accepted by 82 non-production employees in the U.S. All VRIP participants had retired by July 31, 1999. In the third quarter of 1999 the company expects to recognize a pre-tax pension settlement gain of approximately $5.6 million ($3.4 million after-tax, or 79 cents per basic share) related to VRIP lump-sum pension payments which were made on August 1, 1999. The combined effect of the VRIP transactions is expected to favorably impact 1999 net income by approximately $600,000, or 14 cents per basic share. The VRIP is projected to lower pre-tax annual operating costs by approximately $4.0 million.

In addition to cost improvements from the VRIP, the company is actively reviewing opportunities to consolidate office facilities in the Pittsburgh area with two main objectives. One is to further reduce annual operating costs without compromising customer service or adversely impacting the employment of MSA associates. The other objective is to meaningfully improve internal communications and productivity by locating many of the MSA Pittsburgh management and technical staff in adjacent buildings.

In Europe, substantial organizational changes have recently been implemented to establish a more integrated approach to business in that area. Over the past six months, the company's workforce in Europe has been reduced by 50, which is expected to improve pre-tax operating costs by approximately $2 million annually.

Three months ended June 30, 1999 and 1998
-----------------------------------------
Sales for the second quarter of 1999 were $123.7 million, a decrease of $1.9 million, or 2%, from $125.6 million last year. Sales in the prior year included the HAZCO Services, Inc. and Baseline Industries, Inc. business units until they were divested on June 30, 1998. Excluding these units, second quarter sales of ongoing businesses increased 4% over the same period in 1998.

Total second quarter 1999 sales of ongoing U.S. operations were 10% higher than last year. Considerable progress has been made in resolving the delivery problems which were experienced after the first quarter of 1998. These problems resulted from the implementation of new computer systems and relocation of rubber production facilities. Ongoing production levels and on-time delivery rates have recovered and now exceed levels experienced before the necessary 1998 projects. Sales of breathing apparatus to the fire service market have been notably strong. Instrument product sales have decreased slightly due to delays in new product introductions, some of which are now coming on-stream. Priority efforts are being focused on completing other instrument product introductions. Sales of specialty chemicals were somewhat lower in the quarter, reflecting the timing of large orders. Overall,incoming commercial orders in the U.S. exceeded shipments in the second quarter. U.S. Government invoicing of safety products was also strong, and the government backlog was reduced by the high level of shipments.

European business activity continues to be weak, with overall sales somewhat below prior year levels. Local currency sales in the company's other international operations are up from the prior year, which was depressed by the well-publicized economic problems that particularly affected the Asian and South American markets. Sales and profitability of MSA Africa have been boosted by the second quarter 1999 acquisition of Campbell Gardwel, making the company the largest safety products supplier on the African continent.

Gross profit for the second quarter of 1999 was $45.5 million, a $600,000 decrease from $46.1 million in 1998. The ratio of gross profit to sales was 36.7% in the second quarter of both years.

Lower selling and administration costs in the quarter reflect the absence of HAZCO and Baseline operations in 1999 and continuing cost control efforts in the U.S. and Europe.

Lower depreciation and amortization expense in the quarter primarily reflects the divestitures of the HAZCO and Baseline business units at the end of second quarter 1998.

Income before income taxes was $1.3 million for second quarter 1999 compared to $7.0 million last year. Second quarter 1999 results included the previously-discussed $4.6 million pre-tax charge related to the VRIP. Results for the 1998 second quarter included a $3.0 million pre-tax gain related to the divestiture of the HAZCO and Baseline business units. Second quarter earnings from operations adjusted for the effects of these special items in both years improved nearly 50%.

The effective income tax rate for the second quarter of 1999 was 41.6% compared to 31.0% in 1998. The lower second quarter 1998 effective rate reflected the recognition of tax benefits associated with the divestiture of the Baseline business unit and a relatively higher proportion of international earnings.

Net income in the second quarter of 1999 was $737,000, or 16 cents per basic share, compared to $4.8 million, or $1.08 per basic share last year. Excluding the after-tax effects of the VRIP charge in 1999 ($2.8 million, or 65 cents per basic share) and the gain on divestiture of business units in 1998 ($2.5 million, or 57 cents per basic share), net income improved by 54% from last year.

Six months ended June 30, 1999 and 1998
---------------------------------------
Sales for the six months ended June 30, 1999 were $239.6 million, a decrease of $9.4 million, or 4%, from $249.0 million last year. Sales in the prior year included the HAZCO Services, Inc. and Baseline Industries, Inc. business units until they were divested on June 30, 1998. Excluding these units, first half sales of ongoing businesses increased 2% compared to the same period last year.

Total sales of ongoing U.S. operations for the six months ended June 30, 1999 were 5% higher than last year. The improvement occurred mainly in the second quarter, reflecting strength in breathing apparatus sales to the fire service market and safety products in government markets. Instrument product sales were somewhat lower than last year due to delays in new product introductions. Sales of specialty chemicals were slightly higher than the prior year.

European sales were generally flat in both local currency and U.S. dollars. Local currency sales at other international operations improved modestly, but these gains were largely offset by unfavorable exchange rate movements when stated in U.S. dollars.

Gross profit for the six months ended June 30, 1999 was $87.5 million, a $2.2 million decrease from $89.7 million in 1998. The 1999 ratio of gross profit to sales was 36.5% compared to 36.0% last year.

The decrease in selling and administrative costs reflects the absence of the HAZCO and Baseline operations in 1999, partially offset by higher operating costs associated with the new enterprise-wide computer system. As discussed above, specific cost improvement efforts have been completed recently and additional initiatives are in progress.

Lower depreciation and amortization expense for the six-month period primarily reflects the divestitures of the HAZCO and Baseline business units at the end of second quarter 1998.

Income before income taxes was $5.5 million for the six months ended June 30, 1999 compared to $16.1 million in 1998. The 1999 results include the VRIP charge of $4.6 million and the 1998 results included the $3.0 million gain on the divestitures of the HAZCO and Baseline business units and a $4.0 million first quarter pension settlement gain. The pension gain resulted from settling remaining pension liabilities to former employees from the Esmond, Rhode Island plant which was closed in 1997. Comparing first half 1999 and 1998, earnings from operations adjusted for the effects of these special items improved 11%.

The effective income tax rate for the six months ended June 30, 1999 was 39.5% compared with 36.1% last year. The lower 1998 rate reflects recognition of tax benefits associated with the divestiture of the Baseline business unit.

Net income the six months ended June 30, 1999 was $3.3 million, or 75 cents per basic share, compared to $10.3 million or $2.31 per basic share last year. Excluding the after-tax effects of the 1999 VRIP charge of $2.8 million, or 65 cents per basic share, and the 1998 gains on sale of business units of $2.5 million, or 57 cents per basic share, and pension settlement gain of $2.4 million, or 55 cents per basic share, net income improved 13% from last year.

Liquidity and Financial Condition
---------------------------------
Cash and cash equivalents decreased $2.0 million during the first six months of 1999 compared with an increase of $26.8 million last year, which included net proceeds from divestitures of nearly $23 million.

Cash provided by operating activities totaled $6.8 million during the first half of 1999 compared to $15.3 million last year. The decrease is primarily related to higher inventory levels in the U.S. in 1999 (inventory levels decreased in the first half of 1998) and the impact of currency exchange rates on working capital, principally in Brazil and Germany.

Investing activities used cash of $16.5 million in the six months ended June 30, 1999 compared with providing cash of $5.2 million in 1998. Cash provided by investing activities in 1998 included the proceeds from the divestitures of the HAZCO and Baseline business units.

Financing activities provided $8.9 million in the first six months of 1999 compared to $8.7 million in the prior year.

Available credit facilities and internal cash resources are considered adequate to provide for ensuing capital requirements.

Year 2000 Readiness
-------------------
The company is continuing Year 2000 readiness action plans which focus on computerized and automated systems and processes that are critical to operations, key vendors and service providers, and MSA products.

State of readiness - In 1996, to provide the information infrastructure for MSA's evolving global management strategy, the company began a project to replace significant information technology (IT) systems world-wide with a fully-integrated Enterprise Wide System (EWS) using SAP R/3. Because SAP R/3 is Year 2000 ready, implementation of EWS at various MSA companies has been timed to reduce the Year 2000 impact on IT systems. EWS is currently operating at all MSA locations in the U.S. and at international affiliates in Britain, Germany and Sweden. Implementation of EWS at the affiliate in Mexico is expected to be completed at the beginning of fourth quarter 1999. EWS will then have been implemented at MSA operations which account for approximately 75% of sales and 90% of manufacturing activity. IT systems at most operations which are not on EWS are now Year 2000 ready. Readiness efforts are ongoing at four international operating companies, none of which is individually material to the consolidated results, which are not currently Year 2000 ready. IT systems at these companies are expected to be Year 2000 ready before the end of third quarter 1999.

MSA continues to address Year 2000 readiness in a number of other areas, including: non-IT systems and processes (such as physical plant and manufacturing systems), key vendors and service providers, EDI systems, and MSA products. The following chart provides estimated percentages of completion for the inventory of systems and processes that may be affected by the Year 2000, the analysis performed to determine the Year 2000 impact on inventoried systems and processes, and the Year 2000 readiness of the inventoried systems and processes.

                                    Percent Completed
                                    ---------------------------------
                                       Y2K     Y2K Impact    Y2K
As of July 31, 1999                 Inventory  Assessment Readiness
                                    ---------  ---------  ---------
Information technology                    100%       100%        95%
Non-information technology                 98%        95%        90%

Costs of Year 2000 remediation - Costs associated with Year 2000 remediation, which exclude costs associated with the EWS project, are currently estimated to total less then $5 million. These costs, which are funded from operating cash flow, are expensed as incurred each year.

Risks and contingency plans - Failure to identify and correct significant Year 2000 issues could result in interruption of normal business operations. The company believes that the efforts described above should reasonably identify and address the impact of the Year 2000 issue and its effect on operations and should reduce the possibility of significant interruptions. However, due to the uncertainties inherent in the Year 2000 problem, including the readiness of third party vendors and service providers and customers, there is a risk of material adverse effect on future results or financial position. The most likely worst case Year 2000 scenario would be temporary disruption of business in certain locations in the event of noncompliance by the company or third parties, which could include temporary production stoppages and delays in delivery of product. MSA is continuing to assess these risks.

Year 2000 contingency plans are being developed and implemented by each major operating location and functional area. Contingency plans may include stockpiling raw materials and finished goods inventories, developing emergency recovery procedures, identifying alternate suppliers, temporarily replacing electronic applications with manual processes, and other appropriate measures. Year 2000 contingency planning is an ongoing process which will continue to evolve through the remainder of the year as new information becomes available.

Financial Instrument Market Risk
--------------------------------
There have been no material changes in the company's financial instrument market risk during the second quarter of 1999. For additional information, refer to page 14 of the company's Annual Report to Shareholders for the year ended December 31, 1998.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.  Legal Proceedings

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) May 11, 1999 - Annual Meeting

         (b) Directors elected at Annual Meeting

             Joseph L. Calihan
             L. Edward Shaw, Jr.
             Thomas H. Witmer

             Directors whose term of office continued after the meeting:

             Calvin A. Campbell, Jr.
             G. Donald Gerlach
             Thomas B. Hotopp
             Helen Lee Henderson
             John T. Ryan III

         (c) Election of three Directors for a term of three years:

             Joseph L. Calihan          For                 4,388,728
                                        Withhold                8,528
                                        Broker Nonvotes           -0-

             L. Edward Shaw, Jr.        For                 4,388,581
                                        Withhold                8,675
                                        Broker Nonvotes           -0-

             Thomas H. Witmer           For                 4,382,873
                                        Withhold               14,383
                                        Broker Nonvotes           -0-

             Selection of PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 1999

                                        For                 4,390,463
                                        Against                 6,490
                                        Abstain                   303
                                        Broker Nonvotes           -0-

         (d) Not applicable
Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                (3) (i) Restated Articles of Incorporation as amended to April
                        27, 1989

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended
               June 30, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date: August 12, 1999                      By          S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer