Form 10-Q
period 1999-09-30
MINE SAFETY APPLIANCES CO
filed 1999-11-10
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1999             Commission File No. 0-2504


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


            Yes   X                                         No


As of October 31, 1999, there were outstanding 4,871,907 shares of common stock without par value, including 567,630 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except share data)
                                    (Unaudited)

                                                      September 30  December 31
                                                              1999         1998
ASSETS
  Current assets
    Cash                                                $    7,269   $   10,084
    Temporary investments, at cost plus accrued interest    11,725       13,936
    Accounts receivable, less allowance (1999 - $2,812;
      1998 - $3,004)                                        93,388       94,850
    Inventories:
      Finished products                                     42,863       36,956
      Work in process                                       15,743       12,445
      Raw materials and supplies                            35,240       36,090
                                                          --------     --------
          Total inventories                                 93,846       85,491
                                                          --------     --------
    Other current assets                                    23,445       24,848
                                                          --------     --------
          Total current assets                             229,673      229,209
                                                          --------     --------

  Property, plant and equipment                            378,360      371,687
  Accumulated depreciation                                (213,486)    (207,126)
                                                          --------     --------
          Net property                                     164,874      164,561
                                                          --------     --------

  Prepaid pension cost                                      56,256       46,162
  Other assets                                              19,464       16,784
                                                          --------     --------
          TOTALS                                        $  470,267   $  456,716
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes and accounts payable                          $   78,870   $   68,416
    Federal, foreign, state and local income taxes           6,010          991
    Other current liabilities                               45,618       40,599
                                                          --------     --------
          Total current liabilities                        130,498      110,006
                                                          --------     --------

  Long-term debt                                            11,893       11,919
  Pensions and other employee benefits                      59,339       60,550
  Noncurrent liabilities and deferred credits               31,091       31,395

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                   3,569        3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,779,231 and 6,779,231 (outstanding
      4,311,783 and 4,378,874)                              12,616       12,591
    Common stock compensation trust - 569,600 and 571,690  (26,771)     (26,869)
      shares
    Less treasury shares, at cost:
      Preferred -    49,397 and    49,313 shares            (1,598)      (1,595)
      Common    - 1,897,848 and 1,828,667 shares           (93,815)     (89,521)
    Deferred stock compensation                               (632)        (951)
    Accumulated other comprehensive loss                   (14,980)     (10,240)
    Retained earnings                                      359,057      355,862
                                                          --------     --------
          Total shareholders' equity                       237,446      242,846
                                                          --------     --------
          TOTALS                                        $  470,267   $  456,716
                                                          ========     ========

See notes to consolidated condensed financial statements

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Thousands of dollars, except earnings per share)
                                    (Unaudited)

                                       Three Months Ended   Nine Months Ended
                                       September 30          September 30

                                          1999       1998       1999       1998
Net sales                           $  118,004 $  116,060 $  357,646 $  364,918
Other income                               515        960      1,992      5,143
                                    ---------- ---------- ---------- ----------
                                       118,519    117,020    359,638    370,061
                                    ---------- ---------- ---------- ----------
Costs and expenses
  Cost of products sold                 76,774     72,158    228,931    231,462
  Selling, general and administrative   32,453     32,731     97,816    101,210
  Depreciation and amortization          6,004      5,454     17,253     16,732
  Interest                                 891      1,006      2,655      2,416
  Currency exchange (gains)/losses        (215)       119       (569)       287
  Special pension credits               (5,925)               (1,317)    (3,993)
  Facilities consolidation &             1,465        349      2,327        642
     restructuring charges          ---------- ---------- ---------- ----------
                                       111,447    111,817    347,096    348,756
                                    ---------- ---------- ---------- ----------

Income before income taxes               7,072      5,203     12,542     21,305
Provision for income taxes               2,731      2,130      4,894      7,942
                                    ---------- ---------- ---------- ----------
Net income                          $    4,341 $    3,073 $    7,648 $   13,363
                                    ========== ========== ========== ==========

Basic earnings per common share     $     1.01 $     0.69 $     1.76 $     3.00
                                    ========== ========== ========== ==========

Diluted earnings per common share   $     1.00 $     0.69 $     1.75 $     2.99
                                    ========== ========== ========== ==========


See notes to consolidated condensed financial statements

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                    (Unaudited)

                                                              Nine Months Ended
                                                                 September 30

                                                               1999        1998
OPERATING ACTIVITIES
  Net income                                              $   7,648   $  13,363
  Depreciation and amortization                              17,253      16,732
  Deferred taxes,pensions, and other non-cash
     charges/(credits)                                      (11,062)     (9,873)
  Gain on divestitures                                                   (2,238)
  Changes in operating assets and liabilities                 4,729      (4,018)
  Other - principally currency exchange adjustments          (3,928)     (2,661)
                                                          ---------   ---------
  Cash flow from operating activities                        14,640      11,305
                                                          ---------   ---------
INVESTING ACTIVITIES
  Property additions                                        (19,766)    (22,838)
  Property disposals, net                                       573         700
  Net proceeds from divestitures                                         22,865
  Other investing                                            (6,368)     (3,589)
                                                          ---------   ---------
  Cash flow from investing activities                       (25,561)     (2,862)
                                                          ---------   ---------
FINANCING ACTIVITIES
  Additions to long-term debt                                   362         110
  Reductions of long-term debt                                 (295)       (693)
  Changes in notes payable and short term debt               15,508       9,353
  Cash dividends                                             (4,453)     (4,446)
  Company stock purchases and sales, net                     (4,174)     (4,507)
                                                          ---------   ---------
  Cash flow from financing activities                         6,948        (183)
                                                          ---------   ---------
Effect of exchange rate changes on cash                      (1,053)     (2,494)
                                                          ---------   ---------
Net(decrease)/increase in cash and cash equivalents          (5,026)      5,766
Beginning cash and cash equivalents                          24,020      19,921
                                                          ---------   ---------
Ending cash and cash equivalents                          $  18,994   $  25,687
                                                          =========   =========

See notes to consolidated condensed financial statements

                              MINE SAFETY APPLIANCES COMPANY
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                      (Unaudited)

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

(5) A pre-tax gain of $5.9 million ($3.6 million after-tax) was recognized in the third quarter of 1999 related to lump sum settlements of pension benefits for participants in a voluntary retirement incentive program
    (VRIP) for non-production employees in the U.S. Year-to-date 1999 results reflect a net VRIP-related gain of $1.3 million ($800,000 after-tax) which includes the third quarter settlement gain, partially offset by second quarter termination benefit charges of $4.6 million ($2.8 million after-tax).

(6) Basic earnings per share is computed on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period,using the treasury stock method. Antidilutive options are not considered in computing earnings per share.


                              Three Months Ended Nine Months Ended
                                 September 30       September 30
                                 1999      1998     1999      1998
                              ( In thousands)    ( In thousands)
    Net income              $   4,341 $   3,073 $  7,648 $  13,363
    Preferred stock dividends
      declared                               12       37        37
                                -----     -----    -----     -----
    Income available to common
      shareholders              4,341     3,061    7,611    13,326
                                -----     -----    -----     -----
    Basic shares outstanding    4,315     4,432    4,333     4,445
    Stock options                  14        21       11        17
                                -----     -----    -----     -----
    Diluted shares outstanding  4,329     4,453    4,344     4,462
                                -----     -----    -----     -----
    Antidilutive stock options      7                  7
                                -----     -----    -----     -----

(7) Comprehensive income was $4,390,000 and $2,908,000 for the three and nine months ended September 30, 1999, respectively, and $1,869,000 and $8,272,000 for the three and nine months ended September 30, 1998, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

(8) The company is organized into three geographic operating segments (U.S., Europe, and Other non-U.S.), each of which includes a number of operating companies. There have not been any changes in the basis of segmentation and measurement of segment profit and loss.


    Reportable segment information is presented in the following table:

                              (In Thousands)
                                                  Other    Recon-    Consol.
                                U.S.    Europe   non-U.S.  ciling    totals
                              Three Months Ended September 30, 1999
Sales to external customers   $64,744   $28,131  $25,141      ($12) $118,004
Intercompany sales              9,459     4,227      287   (13,973)
Net income(loss)                4,649      (783)   1,113      (638)    4,341

                              Nine Months Ended September 30, 1999
Sales to external customers   206,186    84,109   67,747      (396)  357,646
Intercompany sales             25,094    13,360    1,130   (39,584)
Net income(loss)                6,924    (1,081)   2,425      (620)    7,648

                              Three Months Ended September 30, 1998
Sales to external customers    65,811    28,041   21,463       745   116,060
Intercompany sales              8,056     3,614      524   (12,194)
Net income(loss)                2,147       (26)     155       797     3,073

                              Nine Months Ended September 30, 1998
Sales to external customers   213,994    85,643   63,854     1,427   364,918
Intercompany sales             25,118    10,538    1,308   (36,964)
Net income(loss)               12,798      (812)   1,143       234    13,363

    Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking statements
--------------------------

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding expectations for future product introductions, cost reduction and restructuring plans, liquidity, sales and earnings, Year 2000 readiness, and market risk. Actual results may differ from expectations contained in such forward-looking statements and can be affected by any number of factors, many of which are outside of management's direct control. Among the factors that could cause such differences are the effects of cost reduction efforts, new product introductions, market and operating conditions affecting major specialty chemical customers, availability of critical materials and components, Year 2000 readiness of critical third parties, the economic environment, and interest and currency exchange rates.

Results of operations
---------------------

Organizational initiatives
--------------------------
During the third quarter of 1999 the company recorded a pre-tax gain of $5.9 million ($3.6 million after-tax, or 83 cents per basic share) relating to lump-sum settlements of pension benefits for participants in a voluntary retirement incentive program (VRIP) for non-production employees in the U.S. Termination benefit charges of $4.6 million pre-tax ($2.8 million after-tax, or 65 cents per basic share) were recognized in the second quarter of 1999. The net effect of the VRIP on year-to-date 1999 results was a pre-tax gain of $1.3 million ($800,000 after-tax, or 18 cents per basic share). The company expects to recognize an additional VRIP-related pension settlement gain in the fourth quarter of 1999. All VRIP participants had retired by July 31, 1999. Staff reductions resulting from the VRIP are expected to lower pre-tax annual operating costs by approximately $4.0 million.

The company is also actively pursuing opportunities to consolidate office facilities in the Pittsburgh area as a means of reducing operating costs and improving communications and productivity.

In Europe, a new management team is implementing organizational changes which are expected to reduce operating costs and establish a more integrated approach to business in that area. Workforce reductions made in Europe during 1999 are expected to lower pre-tax operating costs by approximately $2.0 million annually.

During the third quarter of 1999 the company incurred pre-tax restructuring charges, primarily in Europe, of $1.5 million ($810,000 after-tax, or 19 cents per basic share). Year-to-date results include pre-tax restructuring charges in the U.S. and Europe totalling $2.3 million ($1.3 million after-tax, or 29 cents per basic share).

During the fourth quarter of 1999, the company expects to record additional restructuring charges related to further workforce reductions in Europe.

Three months ended September 30, 1999 and 1998
----------------------------------------------

Sales for the third quarter of 1999 were $118.0 million, an increase of $1.9 million, or 2%, from $116.1 million in the third quarter of last year.

Third quarter 1999 sales for U.S. operations were even with the third quarter of last year. Improvements in U.S. sales of safety products were largely offset by lower instrument and specialty chemical sales. Shipments of self-contained breathing apparatus and thermal imaging cameras to the fire service market continued to be strong in the quarter. Activity was slow in most other U.S. safety markets during the summer. MSA has seen some recovery in September, which is expected to continue. MSA and its distributors in the U.S and other areas were affected by the serious fall in oil prices that affects this key customer group and related industries. Oil prices have recovered in the past quarter and the company looks forward to more purchasing activities and projects in these important areas. Delays in new product introductions continued to depress instrument product sales for much of the quarter. The company began shipping its improved Passport FiveStar Alarm multigas detector late in the third quarter of 1999 and priority efforts are being placed on other new instrument product introductions. Third quarter 1999 sales of specialty chemical were significantly lower than the same period last year. Specialty chemical products are sold to a limited number of large pharmaceutical and chemical companies. Sales levels for specialty chemicals are largely dependent on the performance of these customers' products in their respective markets. The decline in the third quarter was almost entirely due to various special situations with individual customer's production and marketing activity. The company believes that lower specialty chemical sales in the third quarter of 1999 were the result of an accumulation of mostly temporary factors and expects that sales will recover in the fourth quarter and continue to grow next year. Overall, incoming commercial orders for safety products in the U.S. exceeded shipments in the third quarter. U.S. Government incoming orders for safety products have also been good, even without major gas mask projects, and government backlog increased somewhat in the third quarter.

European sales for third quarter 1999 were also even with the prior year third quarter. Fire service sales in Germany continued to be strong. These gains were largely offset by seasonal expectations, poor economic conditions in Russia, and currency exchange effects when stated in U.S. dollars. Sales in the company's other international operations were substantially higher than the prior year, which was depressed by the well-publicized economic problems that particularly affected the Asian and South American markets. Sales and profitability of MSA Africa continued to be boosted by the second quarter 1999 acquisition of Campbell Gardwel, making the company the largest safety products supplier on the African continent. Currency exchange effects on sales of other international operations during the quarter were minor.

Gross profit for the third quarter of 1999 was $41.2 million, a decrease of $2.7 million, or 6%, from $43.9 million in 1998. The ratio of gross profit to sales was 34.9% in the third quarter of 1999 compared to 37.8% in the corresponding quarter last year. The lower gross profit percentage reflects changes in sales mix and a general narrowing of margins in Europe resulting from the introduction of the Euro-currency.

Selling, general and administration costs in the third quarter of 1999 were slightly lower than the prior year third quarter.

Higher depreciation and amortization expense in the quarter was primarily related to mid-year production equipment and information technology additions in Europe.

Income before income taxes was $7.1 million for third quarter 1999 compared to $5.2 million last year. Third quarter 1999 results included the previously-discussed $5.9 million credit related to the VRIP and restructuring charges of $1.5 million. Third quarter 1998 results included restructuring charges of $350,000. Third quarter income before taxes adjusted for the effects of these special items in both years declined 53%. The decrease is primarily due to the lower sales of specialty chemicals discussed above.

The effective income tax rate for the third quarter of 1999 was 38.6% compared to 40.9% in 1998. The lower third quarter 1999 effective rate reflected the proportionately higher income in the U.S. and tax benefits associated with losses in Europe.

Net income in the third quarter of 1999 was $4.3 million, or $1.01 per basic share, compared to $3.1 million, or 69 cents per basic share last year. Excluding the after-tax effects of the special pension credits and restructuring charges in both years, net income was down 51%.

Nine months ended September 30, 1999 and 1998
---------------------------------------------

Sales for the nine months ended September 30, 1999 were $357.6 million, a decrease of $7.3 million, or 2%, from $364.9 million last year. Sales in the prior year included the HAZCO Services, Inc. and Baseline Industries, Inc. business units until they were divested on June 30, 1998. Excluding these units, year-to-date sales of ongoing businesses increased 2% compared to last year.

Total sales of ongoing U.S. operations for the nine months ended September 30, 1999 were 3% higher than last year. The improvement continued to reflect strength in self-contained breathing apparatus and thermal imaging camera sales to the fire service market and safety products sales in government markets. Instrument product sales year-to-year were relatively flat. Specialty chemical sales for the nine months were somewhat lower than the prior year, reflecting the previously-discussed decrease in the third quarter of 1999.

Year-to-date 1999 sales in Europe were flat compared to 1998. Currency exchange effects on sales in Europe when stated in U.S. dollars were minimal for the nine months. Sales of other international operations improved in most markets, although these gains were partially offset by unfavorable exchange rate movements when stated in U.S. dollars.

Gross profit for the nine months ended September 30, 1999 was $128.7 million, a decrease of $4.8 million, or 4%, from $133.5 million in 1998. The 1999 ratio of gross profit to sales was 36.0% compared to 36.6% last year.

The decrease in selling and administrative costs reflects the absence of the HAZCO and Baseline operations in 1999, partially offset by higher operating costs associated with the new enterprise-wide computer system. As discussed previously, specific cost improvement efforts have been completed in 1999 and additional initiatives are in progress.

Slightly higher depreciation and amortization expense in 1999 primarily reflects higher depreciation associated with information systems which were placed in service in mid-1998, largely offset by the divestitures of the HAZCO and Baseline business units at the end of second quarter 1998.

Income before income taxes was $12.5 million for the nine months ended September 30, 1999 compared to $21.3 million in 1998. The 1999 results included the net VRIP gain of $1.3 million and restructuring charges of $2.3 million. The 1998 results included the $3.0 million gain on the divestitures of the HAZCO and Baseline business units, a $4.0 million pension settlement gain, and $640,000 in restructuring charges. The 1998 pension gain resulted from settling remaining pension liabilities to former employees from the Esmond, Rhode Island plant which was closed in 1997. Year-to-date income before taxes adjusted for the effects of these special items in both years declined 9%.

The effective income tax rate for the nine months ended September 30, 1999 was 39.0% compared with 37.3% last year. The lower 1998 rate reflects recognition of tax benefits associated with the divestiture of the Baseline business unit.

Net income for the nine months ended September 30, 1999 was $7.6 million, $1.76 per basic share, compared to $13.4 million or $3.00 per basic share last year. Excluding the after-tax effects of the special pension credits and restructuring charges in both years and the gain on sales of business units in 1998, net income was down 10%.

Liquidity and Financial Condition
---------------------------------

Cash and cash equivalents decreased $5.0 million during the first nine months of 1999 compared with an increase of $5.8 million last year, which included net proceeds from divestitures of nearly $23.0 million.

Cash provided by operating activities totaled $14.6 million for the first nine months of 1999 compared to $11.3 million last year. The improvement was primarily related to favorable changes in operating assets and liabilities.

Investing activities used cash of $25.6 million in the nine months ended September 30, 1999 compared with cash outflows of $2.9 million in 1998. Lower cash used for investing activities in 1998 reflected the proceeds from the divestitures of the HAZCO and Baseline business units.

Financing activities provided $6.9 million in the first nine months of 1999, mainly from increased short-term borrowings, compared to a minor use of cash in 1998.

Available credit facilities and internal cash resources are considered adequate to provide for ensuing capital requirements.

Year 2000 Readiness
-------------------

The company is continuing Year 2000 readiness action plans which focus on computerized and automated systems and processes that are critical to operations, key vendors and service providers, and MSA products.

State of readiness - In 1996, to provide the information infrastructure for MSA's evolving global management strategy, the company began a project to replace significant information technology (IT) systems world-wide with a fully-integrated Enterprise Wide System (EWS) using SAP R/3. Because SAP R/3 is Year 2000 compliant, implementation of EWS at various MSA companies has been timed to reduce the Year 2000 impact on IT systems. EWS is currently operating at all MSA locations in the U.S. and at international affiliates in Britain, Germany, Sweden, and Mexico. Operations which have implemented EWS account for approximately 75% of sales and 90% of manufacturing activity. IT systems at all international operations that are not on EWS are Year 2000 compliant except for two. Readiness efforts are ongoing at these two companies, neither of which is material to the consolidated results, and are expected to be completed before the end of 1999.

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

                                           Percent Completed
                                    ---------------------------------
                                       Y2K     Y2K Impact    Y2K
As of October 31, 1999              Inventory  Assessment Readiness
                                    ---------  ---------  ---------
Information technology                    100%       100%        98%
Non-information technology                 98%        95%        95%

Costs of Year 2000 remediation - Costs associated with Year 2000 remediation, which exclude costs associated with the EWS project, are estimated to total less than $5 million. These costs, which are funded from operating cash flow, are expensed as incurred each year.

Risks and contingency plans - Failure to identify and correct significant Year 2000 issues could result in interruption of normal business operations. The company believes that the efforts described above should reasonably identify and address the impact of the Year 2000 issue and its effect on operations and should reduce the possibility of significant interruptions. However, due to the uncertainties inherent in the Year 2000 problem, including the readiness of third party vendors and service providers and customers, the most likely worst case Year 2000 scenario would be temporary disruption of business in certain locations in the event of noncompliance by the company or third parties. Disruptions could include temporary production stoppages and delays in delivery of product.

Year 2000 contingency plans have been developed by each major operating location and functional area. Contingency plans may include stockpiling raw materials and finished goods inventories, developing emergency recovery procedures, identifying alternate suppliers, replacing electronic applications with manual processes, and other appropriate measures. Year 2000 contingency planning is an ongoing process which will continue through the remainder of this year as new information becomes available.

Financial Instrument Market Risk
--------------------------------

There have been no material changes in the company's financial instrument market risk during the third quarter of 1999. For additional information, refer to page 14 of the company's Annual Report to Shareholders for the year ended December 31, 1998.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.  Legal Proceedings

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                (10) (n) MSA Supplemental Savings Plan

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended
               September 30, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date: November 10, 1999                      By          S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer