Form 10-K405
period 1999-12-31
MINE SAFETY APPLIANCES CO
filed 2000-03-24
CIK 66570

                                 (COVER PAGE)

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1999     Commission file number 0-2504

                       MINE SAFETY APPLIANCES COMPANY
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                    25-0668780
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

     121 Gamma Drive
     RIDC Industrial Park
     O'Hara Township
     Pittsburgh, Pennsylvania                                15238
----------------------------------------          ----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 412/967-3000
----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered

 Common Stock, no par value                 American Stock Exchange
 --------------------------            --------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Preferred Stock Purchase Rights
-----------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X          No _____
                   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 25, 2000, there were outstanding 4,857,673 shares of common stock, no par value, including 567,630 shares held by the Mine Safety Appliances Company Stock Compensation Trust. Total market value of outstanding voting stock as of February 25, 2000 was $305,450,478. The aggregate market value of voting stock held by non-affiliates as of February 25, 2000 was $159,731,109.

                                    (COVER PAGE)

                      DOCUMENTS INCORPORATED BY REFERENCE


The following documents have been incorporated by reference:

                                                                  FORM 10-K
DOCUMENT                                                         PART NUMBER
--------                                                         -----------

(1)  Annual Report to Shareholders
       for the year ended
       December 31, 1999                                         I, II, IV

(2)  Proxy Statement filed
       pursuant to Regulation 14A
       in connection with the registrant's
       Annual Meeting of Shareholders to
       be held on May 10, 2000                                      III

                                    PART I



Item 1.  Business
-----------------

     Operating Segments:
     ------------------

     The company is organized into three geographic operating segments - United States, Europe and Other non-U.S. Further information with respect to the registrant's operating segments is reported at Note 7 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareholders for the year ended December 31, 1999, incorporated herein by reference.

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

     Other products manufactured and sold, which do not fall within the category of safety and health equipment, include boron-based and other specialty chemicals. Additional information concerning the registrant's products is reported at Note 7 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareholders for the year ended December 31, 1999, incorporated herein by reference.

     The registrant and its affiliated companies are in competition with many large and small enterprises. For most of the registrant's products and in most markets, principal methods of competition include product features, quality and price. In the opinion of management, the registrant is a leader in the manufacture of safety and health equipment.

     Orders, except under contracts with U.S. government agencies, are generally filled promptly after receipt and the production period for special items is usually less than one year. The year-end backlog of orders under contracts with U.S. government agencies was $10,225,000 in 1999, $18,265,000 in 1998 and
$19,600,000 in 1997. Approximately $1,025,000 under contracts with U.S. government agencies is expected to be shipped after December 31, 2000.

     Sales of products to U.S. government agencies increased in 1999; however, incoming orders were lower than shipments in 1999, and were slightly lower than 1998 incoming orders. The company's business is not dependent upon a single customer or group of related customers, the loss of which would have a material adverse effect on the registrant's results.

 Research:
 --------

     The registrant and its affiliated companies engage in applied research with a view to developing new products and new applications for existing products. Most of the products are designed and manufactured to meet currently applicable performance and test standards published by groups such as ANSI (American National Standards Institute), MSHA (Mine Safety & Health Administration), NIOSH (National Institute for Occupational Safety and Health), UL (Underwriters' Laboratories), SEI (Safety Equipment Institute), FM (Factory Mutual), CEN (European Committee for Standardization) and CSA (Canadian Standards Association). The registrant also from time to time engages in research projects for others such as the Bureau of Mines and the Department of Defense or its prime contractors. Registrant-sponsored research and development costs were $17,097,000 in 1999, $17,415,000 in 1998, and $16,668,000 in 1997.

     In the aggregate, patents have represented an important element in building the business of the registrant and its affiliates, but in the opinion of management no one patent or group of patents is of material significance to the business as presently conducted.

 General:
 -------

     The company was founded in 1914 and is headquartered in Pittsburgh, Pennsylvania. As of December 31, 1999, the registrant and its affiliated companies had approximately 4,100 employees, of which 2,200 were employed by international affiliates. None of the U.S. employees are subject to the provisions of a collective bargaining agreement.

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

     Executive Officers:
     ------------------

                                          All Positions and Offices
     Name                   Age                Presently Held
     ----                   ---           -------------------------

J. T. Ryan III              56            Chairman and Chief Executive Officer

T. B. Hotopp                58            President

J. H. Baillie               53            Vice President

J. M. Barendt               40            Vice President

J. A. Bigler                50            Vice President

D. H. Cuozzo                66            Vice President and Secretary

B. V. DeMaria               52            Vice President

J. E. Herald                58            Vice President - Finance
                                          (Chief Financial Officer)

W. M. Lambert               41            Vice President

G. W. Steggles              65            Senior Vice President

D. L. Zeitler               51            Vice President and Treasurer

     All the executive officers have been employed by the registrant since prior to January 1, 1995 and have held their present positions since prior to that date except as follows:

     (a) Mr. Hotopp was elected President on December 18, 1996. Prior to that time, he was Senior Vice President and General Manager, Safety Products.

     (b) Mr. Baillie was employed by the registrant on January 21, 1999 and was elected Vice President. From prior to January 1, 1995 until October 8, 1996, he was Vice President, Europe of Teledyne Industries International. Until November 1, 1997, he was Executive Vice President of Sylvania Lighting International.

     (c) Mr. Barendt was elected Vice President on January 9, 1998. From prior to January 1, 1995 until April 1996, he was Manager, Research and
          Development  at   the  Company's Callery  Chemical Division.  From
          April 1996 until December 1996, he was Acting General Manager of Callery Chemical Division. From December 1996, he was General Manager of the Callery Chemical Division.

     (d) Mr. Bigler was elected Vice President on January 9, 1998. Prior to that time, he was Director of Sales.

     (e)  Mr. Cuozzo was elected Vice President on April 27, 1995.

     (f) Mr. DeMaria was elected Vice President on January 9, 1998. Prior to that time, he was Director, Human Resources.

     (g) Mr. Lambert was elected Vice President on January 9, 1998. From prior to January 1, 1995 until March 1995, he was a Senior Product Line Manager. From March 1995 until August 1996, he was Marketing Manager. From August 1996 until December 1996, he was Director of Marketing. From December 1996 he was General Manager of the Safety Products Division.

     (h) Mr. Steggles was elected Senior Vice President on January 1,1999. Prior to that time he was Vice President.

     (i) Mr. Zeitler was elected Vice President on January 9, 1998. Prior to that time, he was Treasurer.

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

     Production and Research Facilities:
     ----------------------------------

     The registrant's principal U.S. manufacturing and research facilities are located in the Greater Pittsburgh area in buildings containing approximately 951,000 square feet. Other U.S. manufacturing and research facilities of the registrant are located in Jacksonville, North Carolina (107,000 sq. ft.), Sparks, Maryland (54,000 sq. ft.), Lawrence, Massachusetts (62,000 sq. ft.), and Englewood, Colorado (41,000 sq. ft.).

     Manufacturing facilities of the European operating segment of the registrant are located in France, Germany, Italy, Scotland and Sweden. The most significant is located in Germany (approximately 390,000 sq. ft., excluding 168,000 sq. ft. leased to others); research activities are also conducted at most of these facilities. Manufacturing facilities for the Other non-U.S. operating segment are located in Australia, Brazil, Canada, Chile, China, Japan, Mexico, Peru and South Africa.

     Virtually all of these buildings are owned by the registrant and its affiliates and are constructed of granite, brick, concrete block, steel or other fire-resistant materials. The German facility is owned subject to encumbrances collateralizing indebtedness in the aggregate amount of $773,000 as of December 31, 1999.

     Sales Offices and Warehouses:
     ----------------------------

     Sales offices and distribution warehouses are owned or leased in the United States and 27 other countries in which the registrant's affiliates are located.

Item 3.  Legal Proceedings
--------------------------

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during fourth quarter 1999.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters

Item 6.  Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data

________________________________________________________________________________

  Incorporated by reference herein pursuant to Rule 12b - 23 are

     Item 5 - "Common Stock" appearing at page 15

     Item 6 - "Five-Year Summary of Selected Financial Data" appearing at page
               28

     Item 7 - "Management's Discussion and Analysis" appearing at pages 12 to 15

     Item 8 - "Financial Statements and Notes to Consolidated Financial Statements" appearing at pages 16 to 27 of the Annual Report to Shareholders for the year ended December 31, 1999. Said pages of the Annual Report are submitted with this report and pursuant to Item 601(b)(13) of Regulation S-K shall be deemed filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a) hereof.

Item 7a. Quantitative and qualitative disclosures about market risk
-------------------------------------------------------------------

     Incorporated by reference to "Financial Instrument Market Risk" appearing on page 15 of the Annual Report to the Shareholders for the year ended December 31, 1999.

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

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

________________________________________________________________________________

     Incorporated by reference herein pursuant to Rule 12b - 23 are (1) "Election of Directors" appearing at pages 1 to 3, (2) "Other Information Concerning Directors and Officers" appearing at pages 6 to 12 (except as excluded below), and (3) "Stock Ownership" appearing at pages 14 to 16 of the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant's Annual Meeting of Shareholders to be held on May 10, 2000. The information appearing in such Proxy Statement under the caption "Compensation Committee Report on Executive Compensation," and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  1 and 2.  Financial Statements

          The following information appearing on pages 16 to 27 inclusive in the Annual Report to Shareholders of the registrant for the year ended December 31, 1999, is incorporated herein by reference pursuant to Rule 12b-23.

     Report of Independent Accountants

     Consolidated Balance Sheet - December 31, 1999 and 1998

     Consolidated Statement of Income - three years ended December 31, 1999

     Consolidated Statement of Changes in Retained Earnings and Accumulated

     Other Comprehensive Income - three years ended December 31, 1999

     Consolidated Statement of Cash Flows - three years ended December 31, 1999

     Notes to Consolidated Financial Statements

Said pages of the Annual Report are submitted with this report and, pursuant to
Item 601(b)(13) of Regulation S-K shall be deemed to be filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a)(1) and (2) hereof.

     The following additional financial information for the three years ended December 31, 1999 is filed with the report and should be read in conjunction with the above financial statements:

     Report of Independent Accountants on Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements and notes to the financial statements listed above.

(a)  3.   Exhibits

          (3)(i) Restated Articles of Incorporation as amended to April 27, 1989, filed as Exhibit 3(i) to Form 10-Q on August 12, 1999, are incorporated herein by reference.

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

          (10)(a) * 1987 Management Share Incentive Plan, filed as Exhibit 10(a) to Form 10-K on March 26, 1999, is incorporated herein by reference.

          (10)(b) * 1998 Management Share Incentive Plan, incorporated herein by reference to Annex A to the registrant's Definitive Proxy Statement filed March 24, 1998 for its 1998 Annual Meeting.

          (10)(c) * Retirement Plan for Directors, as amended on December 15, 1999 is filed herewith.

          (10)(d) * Supplemental Pension Plan as of May 5, 1998, filed as
                    Exhibit 10(g) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

          (10)(e) * 1990 Non-Employee Directors' Stock Option Plan as amended to May 5, 1998, filed as Exhibit 10(h) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

          (10)(f) * Form of First Amendment dated June 2, 1998 to the Restricted Stock Agreements dated as of March 15, 1996, under the 1987 Management Share Incentive Plan, filed as Exhibit 10(i) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

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

          (10)(j) * Form of Severance Agreement as of May 20, 1998 between the registrant and the other executive officers filed as Exhibit 10(n) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

          (10)(k) * First Amendment to the 1998 Management Share Incentive Plan as of March 10, 1999, filed as Exhibit 10(l) to Form 10-K on March 26, 1999, is incorporated herein by reference.

          (10)(l) Trust Agreement as of June 1, 1996 between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust, filed as Exhibit 10(f) to Form 10-K on March 26, 1997, is incorporated herein by reference.

          (10)(m) * MSA Supplemental Savings Plan, filed as Exhibit 10(n) to Form 10-Q on November 12, 1999, is incorporated herein by reference.

          (10)(n) * Employment Agreement dated as of January 18, 1999 between the registrant and James H. Baillie re the registrant's operations outside Germany is filed herewith.

          (10)(o) * Employment Agreement dated as of January 18, 1999 between the registrant and James H. Baillie re the registrant's operations in Germany is filed herewith.

* The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

          (13)    Annual Report to Shareholders for year ended December 31,
                    1999

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

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MINE SAFETY APPLIANCES COMPANY



   March 24, 2000                   By        /s/ John T. Ryan III
-----------------------                ---------------------------------
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


       Signature                        Title                          Date
     -------------                    ---------                      --------


/s/ John T. Ryan III        Director; Chairman of the Board     March 24, 2000
---------------------------
John T. Ryan III            and Chief Executive Officer


/s/ James E. Herald         Vice President - Finance;           March 24, 2000
---------------------------
James E. Herald             Principal Financial and
                            Accounting Officer

/s/ Joseph L. Calihan       Director                            March 24, 2000
---------------------------
Joseph L. Calihan


/s/ Calvin A. Campbell, Jr. Director                            March 24, 2000
---------------------------
Calvin A. Campbell, Jr.


/s/ G. Donald Gerlach       Director                            March 24, 2000
---------------------------
G. Donald Gerlach


/s/ Helen Lee Henderson     Director                            March 24, 2000
---------------------------
Helen Lee Henderson


/s/ Thomas B. Hotopp        Director                            March 24, 2000
---------------------------
Thomas B. Hotopp


/s/ L. Edward Shaw, Jr.     Director                            March 24, 2000
---------------------------
L. Edward Shaw, Jr.


/s/ Thomas H. Witmer        Director                            March 24, 2000
---------------------------
Thomas H. Witmer

                     Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors
of Mine Safety Appliances Company:

Our audits of the consolidated financial statements referred to in our report dated February 17, 2000 appearing in the 1999 Annual Report to Shareholders of Mine Safety Appliances Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 17, 2000

                                                                     SCHEDULE II

                 MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1999
                                (IN THOUSANDS)

                                          1999         1998          1997
                                       -----------   ----------   ------------

Allowance for doubtful accounts:

Balance at beginning of year               $3,004       $3,704         $2,993

Additions -
   Charged to costs and expenses              878          588          1,229
   Balance from acquisitions                                45            288

Deductions -
   Deductions from reserves     (1)           928        1,135            806
   Reversal of allowance        (2)           632
   Reduction from divestitures                             198
                                       -----------   ----------   ------------

Balance at end of year                     $2,322       $3,004         $3,704
                                       ===========   ==========   ============

(1) Bad debts written off, net of recoveries.
(2) Reversal of allowance due to sale of accounts receivable.