Form 10-Q
period 2000-03-31
MINE SAFETY APPLIANCES CO
filed 2000-05-08
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000             Commission File No. 0-2504


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


            Yes   X                                         No


As of April 30, 2000, there were outstanding 4,839,685 shares of common stock without par value, including 547,870 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except share data)
                                                            March 31  December 3
                                                                2000       1999
ASSETS
  Current assets
    Cash                                                  $    8,960 $    8,898
    Temporary investments, at cost which approximates market   8,013      8,210
    Trade receivables, less allowance for doubtful accounts
      $2,173 and $2,322                                       58,947     58,911
    Other Receivables                                         26,616     22,716
    Inventories:
      Finished products                                       38,644     37,551
      Work in process                                         12,226     11,739
      Raw materials and supplies                              31,166     32,807
                                                             -------    -------
          Total inventories                                   82,036     82,097
                                                             -------    -------
    Deferred tax assets                                       14,295     13,348
    Prepaid expenses and other current assets                  9,435      8,910
                                                             -------    -------
          Total current assets                               208,302    203,090
                                                             -------    -------

  Property, plant and equipment                              375,812    378,495
  Less accumulated depreciation                             (213,960)  (214,986)
                                                             -------    -------
          Net property                                       161,852    163,509
                                                             -------    -------
  Prepaid pension cost                                        65,264     61,357
  Deferred tax assets                                          3,985      4,152
  Other noncurrent assets                                     23,380     19,633
                                                             -------    -------
          TOTAL                                           $  462,783 $  451,741
                                                             =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes payable and current portion of long-term debt   $    5,224 $    4,477
    Accounts payable                                          28,733     29,056
    Employees' compensation                                   12,119     11,048
    Insurance                                                 11,005     10,402
    Taxes on income                                            7,966      3,878
    Other current liabilities                                 23,842     21,144
                                                             -------    -------
          Total current liabilities                           88,889     80,005
                                                             -------    -------

  Long-term debt                                              36,506     36,550
  Pensions and other employee benefits                        53,024     54,111
  Deferred tax liabilities                                    36,281     35,961
  Other noncurrent liabilities                                 2,504      2,657

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                     3,569      3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 20,000,000 shares of no par
      value; issued 6,778,599 and 6,778,599 (outstanding
      4,291,815 and 4,291,671)                                12,914     12,596
    Stock compensation trust - 547,870 and 567,630 shares    (25,750)   (26,679)
    Less treasury shares, at cost:
      Preferred  -  49,713 and  49,713 shares                 (1,608)    (1,608)
      Common     - 1,938,914 and 1,919,298 shares            (96,394)   (95,154)
    Deferred stock compensation                               (1,644)      (504)
    Accumulated other comprehensive loss                     (16,564)   (14,831)
    Earnings retained in the business                        371,056    365,068
                                                             -------    -------
          Total shareholders' equity                         245,579    242,457
                                                             -------    -------
          TOTAL                                           $  462,783 $  451,741
                                                             =======    =======

See notes to consolidated condensed financial statements.

                     MINE SAFETY APPLIANCES COMPANY
               CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Thousands of dollars, except earnings per share)
                                                     Three Months Ended
                                                        March 31

                                                        2000        1999
Net sales                                         $  128,218 $   115,967
Other income                                           1,088         827
                                                   ----------  ----------
                                                     129,306     116,794
                                                   ----------  ----------
Costs and expenses
  Cost of products sold                               77,831      73,933
  Selling, general and administrative                 32,546      32,633
  Depreciation and amortization                        6,002       5,553
  Interest                                               784         743
  Currency exchange gains                               (188)       (277)
                                                   ----------  ----------
                                                     116,975     112,585
                                                   ----------  ----------
Income before income taxes                            12,331       4,209
Provision for income taxes                             4,872       1,639
                                                   ----------  ----------
Net income                                        $    7,459 $     2,570
                                                   ========== ==========

Basic earnings per common share                   $     1.74 $      0.59
                                                   ========== ==========
Diluted earnings per common share                 $     1.73 $      0.59
                                                   ========== ==========

See notes to consolidated condensed financial statements.

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Three Months Ended
                                                                 March 31

                                                               2000        1999
OPERATING ACTIVITIES
  Net income                                              $   7,459  $    2,570
  Depreciation and amortization                               6,002       5,553
  Pensions                                                   (3,410)     (2,088)
  Deferred income taxes                                        (655)       (507)
  Changes in operating assets and liabilities                 3,338      (1,325)
  Other - including currency exchange adjustments            (3,291)     (2,950)
                                                           ---------   ---------
  Cash flow from operating activities                         9,443       1,253
                                                           ---------   ---------

INVESTING ACTIVITIES
  Property additions                                         (5,159)     (5,459)
  Dispositions of property and businesses                     1,307         109
  Acquistions and other investing                            (4,218)       (460)
                                                           ---------   ---------
  Cash flow from investing activities                        (8,070)     (5,810)
                                                           ---------   ---------

FINANCING ACTIVITIES
  Additions to long-term debt                                     0         375
  Reductions of long-term debt                                   (7)          0
  Changes in notes payable and short-term debt                  444       8,272
  Cash dividends                                             (1,471)     (1,493)
  Company stock purchases and sales                               7      (3,136)
                                                           ---------   ---------
  Cash flow from financing activities                        (1,027)      4,018

Effect of exchange rate changes on cash                        (481)       (594)
                                                           ---------   ---------
Decrease in cash and cash equivalents                          (135)     (1,133)
Beginning cash and cash equivalents                          17,108      24,020
                                                           ---------   ---------
Ending cash and cash equivalents                          $  16,973   $  22,887
                                                           =========   =========


See notes to consolidated condensed financial statements.

                            MINE SAFETY APPLIANCES COMPANY
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's annual report on Form 10-K for the year ended December 31, 1999 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

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

                                                Three Months Ended
                                                      March 31
                                                    2000      1999
                                                (In Thousands)
    Net income                                 $   7,459 $   2,570
    Preferred stock dividends                         12        12
                                                 -------   -------
    Income available to common shareholders        7,447     2,558
                                                 -------   -------

    Basic shares outstanding                       4,292     4,361
    Stock options                                      9        11
                                                 -------   -------
    Diluted shares outstanding                     4,301     4,372
                                                 -------   -------
    Antidilutive stock options                       123         4
                                                 -------   -------

(6) Comprehensive income (loss) was $5,726,000 and ($1,356,000) for the three months ended March 31, 2000 and 1999, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

(7) The company is organized into three geographic operating segments (North America, Europe and Other Non-North America), each of which includes a number of operating companies. North America (formerly U.S.) includes the United States, Canada and Mexico. Canada and Mexico were formerly part of Other Non-U.S. Comparative amounts for 1999 have been restated.

    Reportable segment information is presented in the following table:

                            (In Thousands)
                            Three Months Ended March 31, 2000
                                                  Other
                             North              Non-North  Recon-     Consol.
                             America   Europe    America   ciling      totals
Sales to external customers  $83,787   $27,257   $17,164       $10     $128,218
Intercompany sales             7,291     3,723       566   (11,580)
Net income (loss)              6,812      (146)      700        93        7,459

                            Three Months Ended March 31, 1999
                                                  Other
                             North              Non-North  Recon-     Consol.
                             America   Europe    America   ciling      totals
Sales to external customers   76,813    28,063    11,156       (65)     115,967
Intercompany sales             7,781     4,236       436   (12,453)
Net income (loss)              3,038      (552)       50        34        2,570

    Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding expectations for future product introductions, specialty chemicals market conditions, sales and earnings outlook, liquidity, and market risk. Actual results may differ from expectations contained in such forward-looking statements and can be affected by any number of factors, many of which are outside of management's direct control. Among the factors that could cause such differences are the effects of new product introductions, issues affecting major specialty chemical customers, market and operating conditions, the economic environment, and interest and currency exchange rates.

Results of operations - Three months ended March 31, 2000 and 1999

Sales for the first quarter of 2000 were $128.2 million, an increase of $12.2 million, or 11%, from $116.0 million in the first quarter of last year.

First quarter 2000 sales for North American operations were 8% higher than the first quarter of last year. Improvements in sales of safety products were partially offset by lower specialty chemical sales. Shipments of self-contained breathing apparatus for firefighters, gas masks for defense preparedness, and helmets for industrial head protection all improved significantly. Portable instrument sales also grew significantly, reflecting the late-1999 introduction of the improved Passport FiveStar Alarm multigas detector. Sales of specialty chemicals were significantly lower than the same period last year. Specialty chemical products are sold to a limited number of large pharmaceutical and chemical companies and are largely dependent on the performance of these customers' products in their respective markets.

Overall, sales of safety products in the U.S. exceeded incoming commercial orders in the first quarter, particularly for breathing apparatus, as backlog orders were shipped. The specialty chemical order backlog increased during the quarter.

Local currency sales in Europe for the quarter were over 10% higher than first quarter 1999. Current year sales were strong in Germany, Italy and Eastern Europe. When stated in U.S. dollars, however, sales in Europe were slightly lower due to adverse currency exchange rate movements. Sales in the company's other international operations were substantially higher than the prior year. Sales in Africa continued to be boosted by the second quarter 1999 acquisition of Campbell Gardwel. Currency exchange effects on sales of other international operations were minor.

Gross profit for the first quarter of 2000 was $50.4 million, an increase of $8.4 million, or 20%, from $42.0 million in 1999. The ratio of gross profit to sales was 39.3% in the first quarter of 2000 compared to 36.2% in the corresponding quarter last year. The higher gross profit percentage reflects changes in sales mix and price structure, and improved manufacturing volumes and cost controls.

Selling, general and administration costs in the first quarter of 2000 were slightly lower than the prior year first quarter.

Higher depreciation and amortization expense of $449,000 in the quarter was primarily due to mid-1999 production equipment and information technology additions in Europe.

Income before income taxes was $12.3 million for first quarter 2000 compared to $4.2 million last year. The increase is primarily due to higher sales of safety and instrument products and the improved gross profit percentage.
The effective income tax rate for the first quarter of 2000 was 39.5% compared to 38.9% in 1999. The higher effective rate is due to lower losses in higher tax rate European countries.

Net income in the first quarter of 2000 was $7.5 million, or $1.74 per basic share, compared to $2.6 million, or 59 cents per basic share, last year.

Outlook

First quarter results reflect strong sales of breathing apparatus to the North American fire service market, a recovery in core portable instrument product sales in the U.S., and a good start to the year by international operations outside Europe and North America. However, the ongoing transformation of European operations and weakness in the specialty chemicals market, which is expected to continue for some time, could dampen overall results for the year. In addition, sales potential for North America in the remaining three quarters is expected to be five to eight percent lower than the first quarter. While the pace of the first quarter probably cannot be sustained, the company remains optimistic that it will show solid earnings progress for the year.

Liquidity and Financial Condition

Cash and cash equivalents decreased $135,000 during the first quarter of 2000 compared with a decrease of $1.1 million last year.

Cash provided by operating activities totaled $9.4 million for first quarter 2000 compared to $1.3 million last year. The improvement reflects higher income and favorable changes in operating assets and liabilities.

Investing activities used $8.1 million in the first quarter of 2000 compared with using $5.8 million in 1999. The increase includes cash used for the acquisition of ISI Group in the first quarter of 2000.

Financing activities used $1.0 million in 2000 and provided $4.0 million in 1999. The decrease reflects lower short-term borrowings and treasury stock purchases in 2000.

Available credit facilities and internal cash resources are considered adequate to provide for ensuing capital requirements.

Financial Instrument Market Risk

There have been no material changes in the company's financial instrument market risk during the first quarter of 2000. For additional information, refer to page 15 of the company's Annual Report to Shareholders for the year ended December 31, 1999.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY

Item 1.  Legal Proceedings

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MINE SAFETY APPLIANCES COMPANY



Date:  May 8, 2000          By            S/James E. Herald
                                                  James E. Herald
                                                  Vice President - Finance;
                                                  Principal Financial and
                                                  Accounting Officer