Form 10-Q
period 2000-06-30
MINE SAFETY APPLIANCES CO
filed 2000-08-11
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000             Commission File No. 0-2504


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


            Yes   X                                         No


As of July 31, 2000, there were outstanding 13,545,329 shares of common stock without par value, including 1,639,320 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except share data)

                                                             June 30 December 31
                                                                2000       1999
ASSETS
  Current assets
    Cash                                                   $  10,899 $    8,898
    Temporary investments, at cost which approximates market   6,448      8,210
    Trade receivables, less allowance for doubtful accounts
      $2,156 and $2,322                                       54,794     58,911
    Other receivables                                         14,642     22,716
    Inventories:
      Finished products                                       33,896     37,551
      Work in process                                         12,000     11,739
      Raw materials and supplies                              30,761     32,807
                                                            ---------  ---------
          Total inventories                                   76,657     82,097

    Deferred tax assets                                       14,923     13,348
    Prepaid expenses and other current assets                 10,371      8,910
                                                            ---------  ---------
          Total current assets                               188,734    203,090


  Property, plant and equipment                              377,721    378,495
  Less accumulated depreciation                             (217,755)  (214,986)
                                                            ---------  ---------
          Net property                                       159,966    163,509


  Prepaid pension cost                                        69,494     61,357
  Deferred tax assets                                          4,033      4,152
  Other noncurrent assets                                     23,079     19,633
                                                            ---------  ---------
          TOTALS                                           $ 445,306 $  451,741
                                                            =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes payable and current portion of long-term debt    $  15,893 $    4,477
    Accounts payable                                          25,155     29,056
    Employees' compensation                                   11,677     11,048
    Insurance                                                 10,594     10,402
    Taxes on income                                            6,933      3,878
    Other current liabilities                                 25,233     21,144
                                                            ---------  ---------
          Total current liabilities                           95,485     80,005
                                                            ---------  ---------

  Long-term debt                                              36,255     36,550
  Pensions and other employee benefits                        53,877     54,111
  Deferred tax liabilities                                    36,583     35,961
  Other noncurrent liabilities                                 2,546      2,657

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                     3,569      3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 60,000,000 shares of no par
      value; issued 20,335,797 and 6,778,599 (outstanding
      11,906,009 and 4,291,671)                               18,841     12,596
    Stock compensation trust - 1,639,320 and 567,630 shares  (25,683)   (26,679)
    Less treasury shares, at cost:
      Preferred -    49,713 and    49,713 shares              (1,608)    (1,608)
      Common    - 6,790,468 and 1,919,298 shares            (127,366)   (95,154)
    Deferred stock compensation                               (1,472)      (504)
    Accumulated other comprehensive loss                     (18,066)   (14,831)
    Earnings retained in the business                        372,345    365,068
                                                            ---------  ---------
          Total shareholders' equity                         220,560    242,457
                                                            ---------  ---------
          TOTALS                                           $ 445,306 $  451,741
                                                            =========  =========

See notes to consolidated condensed financial statements

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Thousands of dollars, except earnings per share)

                                         Three Months Ended  Six Months Ended
                                              June 30              June 30

                                           2000       1999      2000       1999
Net sales                             $ 120,703 $  123,675 $ 248,921 $  239,642
Other income                                830        561     1,918      1,462
                                       --------- ---------- --------- ----------
                                        121,533    124,236   250,839    241,104
                                       --------- ---------- --------- ----------
Costs and expenses
  Cost of products sold                  77,398     78,224   155,229    152,157
  Selling, general and administrative    33,443     33,503    65,989     66,210
  Depreciation and amortization           5,813      5,696    11,815     11,249
  Interest                                  877      1,021     1,661      1,764
  Currency exchange gains                    (5)       (77)     (193)      (354)
  Voluntary retirement charges                0      4,608         0      4,608
                                       --------- ---------- --------- ----------
                                        117,526    122,975   234,501    235,634
                                       --------- ---------- --------- ----------

Income before income taxes                4,007      1,261    16,338      5,470
Provision for income taxes                1,181        524     6,053      2,163
                                       --------- ---------- --------- ----------
Net income                            $   2,826 $      737 $  10,285 $    3,307
                                       ========= ========== ========= ==========

Basic earnings per common share       $    0.22 $     0.05 $    0.81 $     0.25
                                       ========= ========== ========= ==========

Diluted earnings per common share     $    0.22 $     0.05 $    0.80 $     0.25
                                       ========= ========== ========= ==========


See notes to consolidated condensed financial statements

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                             Six Months Ended
                                                                 June 30

                                                              2000         1999
OPERATING ACTIVITIES
  Net income                                            $   10,285   $    3,307
  Depreciation and amortization                             11,815       11,249
  Pensions                                                  (7,363)        (220)
  Deferred income taxes                                     (1,004)        (750)
  Changes in operating assets and liabilities               21,456       (2,426)
  Other - including currency exchange adjustments           (4,584)      (4,376)
                                                         ----------   ----------
  Cash flow from operating activities                       30,605        6,784

INVESTING ACTIVITIES
  Property additions                                        (9,206)     (11,323)
  Dispositions of property and businesses                    1,888          187
  Acquisitions and other investing                          (4,593)      (5,395)
                                                         ----------   ----------
  Cash flow from investing activities                      (11,911)     (16,531)

FINANCING ACTIVITIES
  Additions to long-term debt                                    7          366
  Reductions of long-term debt                                (266)          (9)
  Changes in notes payable and short-term debt              11,276       15,088
  Cash dividends                                            (3,008)      (2,779)
  Company stock purchases                                  (53,234)      (3,744)
  Company stock sales                                       27,088            0
                                                         ----------   ----------
  Cash flow from financing activities                      (18,137)       8,922

Effect of exchange rate changes on cash                       (318)      (1,223)
                                                         ----------   ----------
Increase/(decrease) in cash and cash equivalents               239       (2,048)
Beginning cash and cash equivalents                         17,108       24,020
                                                         ----------   ----------
Ending cash and cash equivalents                        $   17,347   $   21,972
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

(5) A pre-tax charge of $4.6 million ($2.8 million after-tax) was recognized in the second quarter of 1999 related to a voluntary retirement incentive program that was accepted by 82 non-production employees in the U.S. This charge was more than offset by related pension settlement gains in the second half of 1999.

(6) On May 10, 2000 the shareholders of the company approved a 3-for-1 split of the common stock, which was paid May 24, 2000.

(7) Basic earnings per share is computed on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing earnings per share. All share and per share amounts have been restated to reflect the 3-for-1 stock split.


                                     Three Months Ended   Six Months Ended
                                            June 30              June 30
                                          2000      1999      2000      1999
                                      ( In thousands)     ( In thousands)
    Net income                       $   2,826 $     737 $  10,285 $   3,307
    Preferred stock dividends
      declared                              12        24        24        37
                                        -------   -------   -------   -------
    Income available to common
      shareholders                       2,814       713    10,261     3,270
                                        -------   -------   -------   -------
    Basic shares outstanding            12,599    12,968    12,738    13,025
    Stock options                           77        27        52        30
                                        -------   -------   -------   -------
    Diluted shares outstanding          12,676    12,995    12,790    13,055
                                        -------   -------   -------   -------
    Antidilutive stock options              14       108        14       108
                                        -------   -------   -------   -------

(8) Comprehensive income (loss) was $1,324,000 and $7,050,000 for the three and six months ended June 30, 2000, respectively, and ($126,000) and ($1,482,000) for the three and six months ended June 30, 1999, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

(9) The company is organized into three geographic operating segments (North America, Europe and Other International), each of which includes a number of operating companies. North America (formerly U.S.) includes the United States, Canada and Mexico. Canada and Mexico were formerly part of Other International. Comparative amounts for 1999 have been restated.


    Reportable segment information is presented in the following table:

                            (In Thousands)        Other
                              North              Inter-    Recon-    Consol.
                             America   Europe   national   ciling    totals
Three Months Ended June 30, 2000
Sales to external customers  $78,383   $24,264   $18,252     ($196) $120,703
Intercompany sales             6,385     3,784       697   (10,866)
Net income(loss)               2,766      (559)      623        (4)    2,826

Six Months Ended June 30, 2000
Sales to external customers  162,170    51,521    35,416      (186)  248,921
Intercompany sales            13,676     7,507     1,263   (22,446)
Net income(loss)               9,578      (705)    1,323        89    10,285

Three Months Ended June 30, 1999
Sales to external customers   78,926    27,915    17,153      (319)  123,675
Intercompany sales             7,670     4,897       591   (13,158)
Net income(loss)                (260)      254       759       (16)      737

Six Months Ended June 30, 1999
Sales to external customers  155,739    55,978    28,309      (384)  239,642
Intercompany sales            15,451     9,133     1,027   (25,611)
Net income(loss)               2,778      (298)      809        18     3,307

    Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding expectations for future product introductions, cost reduction and restructuring plans, specialty chemicals market conditions, sales and earnings outlook, liquidity, and market risk. Actual results may differ from expectations contained in such forward-looking statements and can be affected by any number of factors, many of which are outside of management's direct control. Among the factors that could cause such differences are the effects of restructuring efforts in Europe, timing and market acceptance of new product introductions, market and operating conditions affecting specialty chemical customers, the economic environment, and interest and currency exchange rates.

Results of operations

Three months ended June 30, 2000 and 1999

Sales for the second quarter of 2000 were $120.7 million, a decrease of $3 million, or 2%, from $123.7 million in the second quarter of 1999.

Second quarter 2000 sales for North American operations were slightly lower than the second quarter of last year. Significantly lower sales of specialty chemicals were nearly offset by improved sales of safety products. Lower specialty chemical sales in second quarter 2000 were a continuation of a slow-down in sales that began in the second half of 1999. Specialty chemical products are sold to a limited number of pharmaceutical and chemical companies and sales levels are largely dependent on the performance of these customers' products in their respective markets. Shipments of gas masks for defense preparedness and helmets and fall protection equipment for industrial and construction markets were significantly higher in 2000. Portable instrument sales also grew significantly, reflecting the late-1999 introduction of the improved Passport FiveStar Alarm multigas detector.

Overall, incoming orders of safety products in the U.S. exceeded shipments in the second quarter, particularly for gas masks for government markets. The specialty chemical order backlog also increased during the quarter.

In Europe, local currency sales for the quarter were 4% lower than second quarter 1999. When stated in U.S. dollars, however, sales in Europe were 13% lower due to adverse currency exchange rate movements. Lower current quarter sales in Germany, Britain, and France were partially offset by higher sales in Eastern European markets.

Second quarter 2000 sales for other international operations were 6% higher than in the prior year. Sales in Africa continued to benefit from the second quarter 1999 acquisition of Campbell Gardwel. Adverse currency exchange effects reduced sales of other international operations slightly when stated in U.S. dollars.

Gross profit for the second quarter of 2000 was $43.3 million, a decrease of $2.2 million, or 5%, from $45.5 million in 1999. The ratio of gross profit to sales was 35.9% in the second quarter of 2000 compared to 36.8% in the corresponding quarter last year. The slightly lower gross profit percentage reflects changes in sales mix.

Selling, general and administration costs in the second quarter of 2000 were essentially unchanged from the prior year second quarter.

Higher depreciation and amortization expense in second quarter 2000 was primarily due to mid-1999 additions of production and information technology equipment in Europe.

Lower interest expense in second quarter 2000 reflects a reduction in debt that resulted from the use of an accounts receivable securitization facility that was established in late-1999.

Second quarter 1999 included $4.6 million in special termination benefit charges related to a voluntary retirement incentive program in the U.S. These charges were more than offset by related pension settlement gains in the second half of 1999.

Income before income taxes was $4.0 million for second quarter 2000 compared to $1.3 million in 1999. Income before taxes in 1999 was after the $4.6 million voluntary retirement charge. Excluding this item, income before taxes in the second quarter of 2000 was $1.9 million lower than in 1999, primarily due to lower sales and gross profits.

The effective income tax rate for the second quarter of 2000 was 29.5% compared to 41.6% in second quarter 1999. The lower effective rate in 2000 reflects tax benefits on international operating losses, primarily in Germany, and adjustments to prior year taxes in the U.S. related to foreign sales corporation tax benefits.

Net income in the second quarter of 2000 was $2.8 million, or 22 cents per basic share, compared to $737,000, or 5 cents per basic share, last year.


Six months ended June 30, 2000 and 1999

Sales for the six months ended June 30, 2000 were $248.9 million, an increase of $9.3 million, or 4%, from $239.6 million last year.

North American sales for the first six months of 2000 were 4% higher than the same period last year. Improved sales of safety products were partially offset by lower specialty chemical sales. Shipments of self-contained breathing apparatus to firefighters, gas masks for defense preparedness, and helmets for industrial head protection all improved significantly. Portable instrument sales also grew significantly, reflecting new product introductions in late-1999. Sales of specialty chemicals were significantly lower than the same period last year. Specialty chemical products are sold to a limited number of large pharmaceutical and chemical companies and are largely dependent on the performance of these customers' products in their respective markets.

Overall, sales of safety products in the U.S. were higher than incoming orders in the first half of 2000, which reduced backlog slightly. Specialty chemical order backlog increased during the first six months of 2000.

Local currency sales in Europe for the first half of 2000 were 3% higher than first half of 1999. When stated in U.S. dollars, however, sales in Europe were 8% lower due to adverse currency exchange rate movements. Current year sales improved in Eastern Europe and were mixed in other European markets.

Sales of other international operations for the first six months of 2000 were 25% higher than in the prior year, with substantial improvements in nearly every market. Currency exchange effects on sales of other international operations were minor.

Gross profit for the six months ended June 30, 2000 was $93.7 million, an increase of $6.2 million, or 7%, from $87.5 million in 1999. The ratio of gross profit to sales was 37.6% in the six months ended June 30, 2000 compared to 36.5% in the corresponding period last year. The somewhat higher gross profit percentage is largely related to changes in sales mix.

Selling, general and administration costs in the six months ended June 30, 2000 were largely unchanged from the prior year.

Higher depreciation and amortization expense in the six months ended June 30, 2000 was primarily due to mid-1999 production equipment and information technology additions in Europe.

The six months ended June 30, 1999 included a $4.6 million charge for special termination benefits related to a voluntary retirement incentive program in the U.S. These charges were more than offset by related pension settlement gains in the second half of 1999.

Income before income taxes was $16.3 million for the six months ended June 30, 2000 compared to $5.5 million last year. Improved income before taxes in 2000 is primarily due to higher gross profits and the effect of voluntary retirement charges on 1999 results.

The effective income tax rate for the six months ended June 30, 2000 was 37.0% compared to 39.5% in 1999. The lower effective rate for 2000 reflects tax benefits on international operating losses, primarily in Germany, and adjustments in the U.S. related to prior year foreign sales corporation tax benefits.

Net income in the six months ended June 30, 2000 was $10.3 million, or 81 cents per basic share, compared to $3.3 million, or 25 cents per basic share, last year.

Business Outlook and Other Matters

Results for the six months ended June 30, 2000 reflect strong sales of safety products in North American markets, a recovery in core portable instrument product sales in the U.S., and respectable growth by international operations outside Europe and North America. However, the ongoing transformation of European operations and sustained weakness in specialty chemicals markets are expected to continue and could dampen overall results for the year. While the strong results of the first quarter were not expected to continue, some aspects of second quarter performance were disappointing. The combined first half performance was generally as anticipated and meaningfully improved earnings are expected for the year.

During the second quarter of 2000, the company purchased approximately 2.1 million shares of common stock from the family of a co-founder for $52 million. Approximately 1.1 million shares of common stock held in treasury were subsequently sold to the MSA pension plan for $27 million. The combined effect of these two transactions was to reduce total shares outstanding by approximately 970,000 shares, or 7.6%.

In June 2000, the company agreed to acquire CairnsHelmets, the leading U.S. manufacturer of protective helmets for the fire service. This acquisition, which is expected to be finalized in August 2000, will significantly strengthen the company's presence in the fire service market by adding fire helmets to an already strong product line of self-contained breathing apparatus, thermal imaging cameras, and portable gas detection instruments.

Liquidity and Financial Condition

Cash and cash equivalents increased $239,000 during the first six months of 2000 compared with a decrease of $2.0 million in the first six months of 1999.

Operating activities provided $30.6 million of cash in the first six months of 2000 compared to providing $6.8 million last year. The improvement is due to changes in operating assets and liabilities, reflecting higher accrued expenses and lower inventories and receivables.

Cash of $11.9 million was used for investing activities in the first six months of 2000 compared to using $16.5 million in 1999. The decrease reflects lower property additions and higher cash proceeds on sales of businesses and property.

Financing activities used $18.1 million in the first six months of 2000 and provided $8.9 million in 1999. The higher use of cash for financing activities results from significant treasury stock purchases in the six months ended June 30, 2000.

Available credit facilities and internal cash resources are considered adequate to provide for ensuing capital requirements.

Financial Instrument Market Risk

There have been no material changes in the company's financial instrument market risk during the first six months of 2000. For additional information, refer to page 15 of the company's Annual Report to Shareholders for the year ended December 31, 1999.

Recently Issued Accounting Standards

FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, provides guidance on issues related to applying APB No. 25, Accounting for Stock Issued to Employees. The impact of Interpretation No. 44, which is effective July 1, 2000, is not expected to be significant for the company.

FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts. FAS No. 133 is effective for fiscal years beginning after June 15, 2000. Adoption of this statement is not expected to have a significant effect on company results or financial position.

SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is effective beginning in fourth quarter 2000, provides guidance on the recognition, presentation, and disclosure of revenue. The company is evaluating the effects, if any, of this guidance on its financial statements.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.  Legal Proceedings

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

          (a) May 10, 2000 - Annual Meeting

          (b) Directors elected at Annual Meeting:

              Calvin A. Campbell, Jr.
              Thomas B. Hotopp

              Directors whose term of office continued after the meeting:

              Joseph L. Calihan
              Helen Lee Henderson
              John T. Ryan III
              L. Edward Shaw, Jr.
              Thomas H. Witmer

          (c) Election of two Directors for a term of three years:

                Calvin A. Campbell, Jr.       For                   4,375,812
                                              Withhold                    889
                                              Abstentions/                  0
                                                Broker Nonvotes

                Thomas B. Hotopp              For                   4,375,584
                                              Withhold                  1,117
                                              Abstentions/                  0
                                                Broker Nonvotes

              3-for-1 Stock Split             For                   4,358,753
                                              Against                   9,250
                                              Abstentions/              8,698
                                                Broker Nonvotes

              Selection of PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 2000.
                                              For                   4,373,662
                                              Against                   1,489
                                              Abstentions/              1,550
                                                Broker Nonvotes

          (d) Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None
          (b)  Reports on Form 8-K

               A report on Form 8-K was filed on June 20, 2000 reporting in Item 5 the Company's repurchase of common stock from the estate and family of a company cofounder.

               A report on Form 8-K was filed on June 28, 2000 reporting in Item 5 the sale by the Company of company stock to the trust for the MSA Pension Plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MINE SAFETY APPLIANCES COMPANY



Date: August 11, 2000             By          S/James E. Herald
                                          James E. Herald
                                          Vice President - Finance;
                                          Principal Financial and
                                          Accounting Officer