Form 10-Q
period 2000-09-30
MINE SAFETY APPLIANCES CO
filed 2000-11-01
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000             Commission File No. 0-2504


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


            Yes   X                                         No


As of October 31, 2000, there were outstanding 13,497,879 shares of common stock without par value, including 1,639,320 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except share data)

                                                        September 30 December 31
                                                                2000       1999
ASSETS
  Current assets
    Cash                                                  $   10,991 $    8,898
    Temporary investments, at cost which approximates market   8,090      8,210
    Trade receivables, less allowance for doubtful accounts
      $2,055 and $2,322                                       52,937     58,911
    Other receivables                                         22,387     22,716
    Inventories:
      Finished products                                       31,630     37,551
      Work in process                                          9,357     11,739
      Raw materials and supplies                              29,293     32,807
                                                            --------- ---------
          Total inventories                                   70,280     82,097

    Deferred tax assets                                       15,431     13,348
    Prepaid expenses and other current assets                 10,438      8,910
                                                            --------- ---------
          Total current assets                               190,554    203,090


  Property, plant and equipment                              378,774    378,495
  Less accumulated depreciation                             (219,226)  (214,986)
                                                            --------- ---------
          Net property                                       159,548    163,509


  Prepaid pension cost                                        74,940     61,357
  Deferred tax assets                                          3,775      4,152
  Other noncurrent assets                                     43,067     19,633
                                                            --------- ---------
          TOTALS                                          $  471,884 $  451,741
                                                            ========= =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes payable and current portion of long-term debt   $    4,388 $    4,477
    Accounts payable                                          24,598     29,056
    Employees' compensation                                   14,911     11,048
    Insurance                                                  9,027     10,402
    Taxes on income                                            7,643      3,878
    Other current liabilities                                 24,096     21,144
                                                            --------- ---------
          Total current liabilities                           84,663     80,005
                                                            --------- ---------

  Long-term debt                                              76,891     36,550
  Pensions and other employee benefits                        51,490     54,111
  Deferred tax liabilities                                    36,904     35,961
  Other noncurrent liabilities                                 2,610      2,657

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                     3,569      3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 60,000,000 shares of no par
      value; issued 20,335,797 and 6,778,599 (outstanding
      11,858,559 and 4,291,671)                               18,841     12,596
    Stock compensation trust - 1,639,320 and 567,630 shares  (25,683)   (26,679)
    Less treasury shares, at cost:
      Preferred -    49,713 and    49,713 shares              (1,608)    (1,608)
      Common    - 6,837,918 and 1,919,298 shares            (128,422)   (95,154)
    Deferred stock compensation                               (1,342)      (504)
    Accumulated other comprehensive loss                     (20,852)   (14,831)
    Earnings retained in the business                        374,823    365,068
                                                            --------- ---------
          Total shareholders' equity                         219,326    242,457
                                                            --------- ---------
          TOTALS                                          $  471,884 $  451,741
                                                            ========= =========

See notes to consolidated condensed financial statements

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Thousands of dollars, except earnings per share)

                                       Three Months Ended     Nine Months Ended
                                          September 30          September 30

                                          2000       1999       2000       1999
Net sales                           $  118,751 $  118,004 $  367,672 $  357,646
Other income/(expense)                    (528)       515      1,390      1,992
                                     ---------  ---------- ---------  ----------
                                       118,223    118,519    369,062    359,638
                                     ---------  ---------- ---------  ----------
Costs and expenses
  Cost of products sold                 75,875     76,774    231,104    228,931
  Selling, general and administrative   30,945     33,918     96,934    100,143
  Depreciation and amortization          6,162      6,004     17,977     17,253
  Interest                               1,277        891      2,938      2,655
  Currency exchange gains                  (73)      (215)      (266)      (569)
  Special pension credits               (1,327)    (5,925)    (1,327)    (1,317)
                                     ---------  ---------- ---------  ----------
                                       112,859    111,447    347,360    347,096
                                     ---------  ---------- ---------  ----------

Income before income taxes               5,364      7,072     21,702     12,542
Provision for income taxes               1,444      2,731      7,497      4,894
                                     ---------  ---------- ---------  ----------
Net income                          $    3,920 $    4,341 $   14,205 $    7,648
                                     =========  ========== =========  ==========

Basic earnings per common share     $     0.33 $     0.34 $     1.14 $     0.59
                                     =========  ========== =========  ==========

Diluted earnings per common share   $     0.33 $     0.33 $     1.13 $     0.58
                                     =========  ========== =========  ==========


See notes to consolidated condensed financial statements

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                            Nine Months Ended
                                                              September 30

                                                              2000         1999
OPERATING ACTIVITIES
  Net income                                            $   14,205   $    7,648
  Depreciation and amortization                             17,977       17,253
  Pensions                                                 (12,486)      (8,648)
  Deferred income taxes                                     (1,213)      (2,414)
  Changes in operating assets and liabilities               21,861        4,729
  Other - including currency exchange adjustments           (7,524)      (3,928)
                                                         ----------   ----------
  Cash flow from operating activities                       32,820       14,640

INVESTING ACTIVITIES
  Property additions                                       (16,133)     (19,766)
  Dispositions of property and businesses                    2,120          573
  Acquisitions and other investing                         (25,162)      (6,368)
                                                         ----------   ----------
  Cash flow from investing activities                      (39,175)     (25,561)

FINANCING ACTIVITIES
  Additions to long-term debt                               40,740          362
  Reductions of long-term debt                                (267)        (295)
  Changes in notes payable and short-term debt                 390       15,508
  Cash dividends                                            (4,450)      (4,453)
  Company stock purchases                                  (54,304)      (4,174)
  Company stock sales                                       27,088            0
                                                         ----------   ----------
  Cash flow from financing activities                        9,197        6,948

Effect of exchange rate changes on cash                       (869)      (1,053)
                                                         ----------   ----------
Increase/(decrease) in cash and cash equivalents             1,973       (5,026)
Beginning cash and cash equivalents                         17,108       24,020
                                                         ----------   ----------
Ending cash and cash equivalents                        $   19,081   $   18,994
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

(2) The results for interim periods are not necessarily indicative of the results to be expected for the full year.

(3) Certain prior year amounts have been reclassified to conform with the current year presentation.

(4) In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of these interim periods have been included.

(5) A pre-tax gain of $1.3 million ($750,000 after-tax) related to the settlement of pension benefit liabilities to retirees in Canada was recognized in the three and nine months ended September 30, 2000. Third quarter 1999 included a pre-tax gain of $5.9 million ($3.6 million after-tax) related to lump sum settlements of pension benefits for participants in a voluntary retirement incentive program (VRIP) for non-production employees in the U.S. Year-to-date 1999 results reflect a net VRIP-related gain of $1.3 million ($800,000 after-tax) which includes the third quarter settlement gain, partially offset by second quarter termination benefit charges of $4.6 million ($2.8 million after-tax).

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

                                          Three Months Ended Nine Months Ended
                                              September 30      September 30
                                              2000     1999     2000       1999
                                           ( In thousands)   ( In thousands)
    Net income                            $  3,920 $  4,341 $ 14,205 $    7,648
    Preferred stock dividends
      declared                                  13        0       37         37
                                           -------- -------- -------- ----------
    Income available to common
      shareholders                           3,907    4,341   14,168      7,611
                                           -------- -------- -------- ----------
    Basic shares outstanding                11,900   12,945   12,457     12,999
    Stock options                               46       42       50         33
                                           -------- -------- -------- ----------
    Diluted shares outstanding              11,946   12,987   12,507     13,032

    Antidilutive stock options                  29       21       29         21
                                           -------- -------- -------- ----------

(8) Comprehensive income was $1,134,000 and $8,184,000 for the three and nine months ended September 30, 2000, respectively, and $4,390,000 and $2,908,000 for the three and nine months ended September 30, 1999, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

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

    Reportable segment information is presented in the following table:

                                  (In Thousands)     Other
                                   North             Inter-    Recon-   Consol.
                                  America   Europe  national   ciling    totals
Three Months Ended September 30, 2000
Sales to external customers       $78,405  $22,282  $18,085     ($21)  $118,751
Intercompany sales                  5,101    4,140      729   (9,970)
Net income(loss)                    3,718     (807)     821      188      3,920

Nine Months Ended September 30, 2000
Sales to external customers       240,575   73,803   53,501     (207)   367,672
Intercompany sales                 18,777   11,647    1,992  (32,416)
Net income(loss)                   13,296   (1,512)   2,144      277     14,205

Three Months Ended September 30, 1999
Sales to external customers        71,990   28,131   17,895      (12)   118,004
Intercompany sales                  9,179    4,227      567  (13,973)
Net income(loss)                    4,900     (783)     862     (638)     4,341

Nine Months Ended September 30, 1999
Sales to external customers       227,729   84,109   46,204     (396)   357,646
Intercompany sales                 24,630   13,360    1,594  (39,584)
Net income(loss)                    7,678   (1,081)   1,671     (620)     7,648

    Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

                         MINE SAFETY APPLIANCES COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding expectations for new product introductions, cost reduction and restructuring plans, specialty chemicals market conditions, sales and earnings outlook, liquidity, and market risk. Actual results may differ from expectations contained in such forward-looking statements and can be affected by any number of factors, many of which are outside of management's direct control. Among the factors that could cause such differences are the effects of restructuring efforts in Europe, timing and market acceptance of new safety and instrument product introductions, the company's ability to fulfill backlog orders, market and operating conditions of specialty chemical customers, the economic environment, and interest and currency exchange rates.

Results of operations

Three months ended September 30, 2000 and 1999

Sales for the third quarter of 2000 were $118.8 million, an increase of $800,000, or 1%, from $118.0 million in the third quarter of 1999.

Third quarter 2000 sales for North American operations were 9% higher than the third quarter of last year. Shipments of gas masks for military and civilian defense preparedness and head protection for construction and general industry were significantly higher in 2000. Sales to the fire service market also improved significantly compared to third quarter 1999, reflecting continued strength in self-contained breathing apparatus shipments, the introduction of the Evolution 4000 thermal imaging camera, and the late-August acquisition of the Cairns Helmets firefighter head protection line. Specialty chemical sales in third quarter 2000 were 8% lower than last year's third quarter, continuing a market slow-down that began in mid-1999. The company's specialty chemical products are sold to a limited number of pharmaceutical and chemical companies and sales levels are largely dependent on the performance of these customers' products in their respective markets.

Overall, incoming commercial orders of safety products in the U.S. exceeded shipments in third quarter 2000, resulting in an increase in backlog. This increase was offset by a decrease in government backlog for safety products as gas mask shipments to the military exceeded incoming orders during third quarter 2000. Specialty chemical order backlog increased during the current quarter.

In Europe, local currency sales for third quarter 2000 were approximately 6% lower than third quarter 1999. When stated in U.S. dollars, however, sales in Europe were 21% lower due to adverse currency exchange rate movements. The decrease in local currency sales in the current quarter reflects lower shipments in Britain, France, and Italy. Sales in other European companies, including Germany, were flat quarter-to-quarter.

Third quarter 2000 sales for other international operations were slightly higher than in third quarter 1999, reflecting strong shipments in Australia and Brazil and relatively flat sales in other markets. Adverse currency exchange effects reduced sales of other international operations when stated in U.S. dollars.

Gross profit for the third quarter of 2000 was $42.9 million, an increase of $1.7 million, or 4%, from $41.2 million in third quarter 1999. The ratio of gross profit to sales was 36.1% in the third quarter of 2000 compared to 34.9% in the corresponding quarter last year. The slightly higher gross profit percentage is primarily due to changes in sales mix.

Selling, general and administration costs in the third quarter of 2000 were $30.9 million, a decrease of $3.0 million, or 9%, compared to $33.9 million in the prior year third quarter. The decrease occurred primarily in Europe. Approximately half of the decrease is due to the absence in third quarter 2000 of one-time restructuring costs incurred in Germany and Britain during third quarter 1999. The remainder of the decrease relates to the effect of currency exchange rate movements in 2000 that reduced European selling, general and administrative expenses when stated in U.S. dollars.

Depreciation and amortization expense in third quarter 2000 was $6.2 million, an increase of $158,000, or 3%, over $6.0 million in the corresponding quarter last year. The increase is primarily due to goodwill amortization associated with the recent ISI Group and Cairns Helmets acquisitions.

Interest expense was $1.3 million in third quarter 2000 compared to $891,000 in third quarter 1999. Higher interest expense in third quarter 2000 was related to the additional debt required for the June 2000 repurchase of common stock and the August 2000 acquisition of Cairns Helmets.

A special pension credit of $1.3 million was recognized in third quarter 2000 related to the settlement of retiree and deferred vested benefit liabilities in Canada. Third quarter 1999 included a settlement gain of $5.9 million related to a voluntary retirement incentive program (VRIP) in the U.S. The third quarter 1999 gain more than offset a second quarter 1999 VRIP special termination benefit charge of $4.6 million.

Other income and expense for third quarter 2000 was an expense of $528K compared to income of $515K in third quarter 1999. The net expense for third quarter 2000 includes losses totaling approximately $1.2 million on dispositions of assets.

Income before income taxes was $5.4 million for third quarter 2000 compared to $7.1 million in third quarter 1999. Income before taxes in both quarters included the previously-mentioned special pension credits. Excluding these items in both quarters, income before taxes in the third quarter of 2000 was $2.9 million higher than in 1999, primarily due to lower selling, general and administration costs and improved margins.

The effective income tax rate for the third quarter of 2000 was 26.9% compared to 38.6% in third quarter 1999. The lower effective rate in 2000 reflects tax benefits on international operating losses, primarily in Germany, and adjustments to prior year taxes in the U.S. related to foreign sales corporation tax benefits.

Net income in the third quarter of 2000 was $3.9 million, or 33 cents per basic share, compared to $4.3 million, or 34 cents per basic share, in the third quarter last year.

Nine months ended September 30, 2000 and 1999

Sales for the nine months ended September 30, 2000 were $367.7 million, an increase of $10 million, or 3%, from $357.7 million last year.

North American sales for the first nine months of 2000 were 6% higher than the same period last year. Improved sales of safety products were partially offset by lower specialty chemical sales. Shipments of self-contained breathing apparatus, thermal imaging cameras and helmets to the fire service market; gas masks to defense and civilian preparedness markets; and helmets for construction and industrial markets all improved significantly. Portable instrument sales also improved compared to the same period last year, reflecting new product introductions. Sales of specialty chemicals were significantly lower than in the first nine months of 1999. The company's specialty chemical products are sold to a limited number of large pharmaceutical and chemical companies and are largely dependent on the performance of these customers' products in their respective markets.

Overall, sales of safety products in the U.S. were somewhat higher than incoming orders in the first nine months of 2000, which reduced backlog slightly. Specialty chemical order backlog increased during the first nine months of 2000.

Local currency sales in Europe for the first nine months of 2000 were generally flat compared to the same period in 1999. When stated in U.S. dollars, however, sales in Europe were 12% lower due to adverse currency exchange rate movements. Current year sales improved in Eastern Europe and were mixed in other European markets.

Sales of other international operations for the first nine months of 2000 were 16% higher than in the same period last year, with improvements in nearly every market. Sales in Africa benefited from the acquisition of Campbell Gardwel in late 1999. Currency exchange effects reduced sales of other international operations about 5% year-to-year.

Gross profit for the nine months ended September 30, 2000 was $136.6 million, an increase of $7.9 million, or 6%, from $128.7 million in the first nine months of 1999. The ratio of gross profit to sales was 37.1% in the nine months ended September 30, 2000 compared to 36.0% in the corresponding period last year. The somewhat higher gross profit percentage is largely related to changes in sales mix.

Selling, general and administration costs in the nine months ended September 30, 2000 were $96.9 million compared to $100.1 million in the same period last year. Approximately half of the decrease is due to the absence in 2000 of one-time restructuring costs incurred in Germany and Britain during 1999. The remainder of the decrease relates to the effect of currency exchange rate movements in 2000 that reduced European selling, general and administrative expenses when stated in U.S. dollars.

Depreciation and amortization expense was $18.0 million in the nine months ended September 30, 2000 an increase of $700,000, or 4%, from $17.3 million in the same period last year. The increase was primarily due to mid-1999 production equipment and information technology additions in Europe and additional goodwill associated with the ISIG and Cairns Helmets acquisitions in 2000.

Higher interest expense in the nine months ended September 30, 2000 reflects the additional debt required for the June 2000 repurchase of common stock and the August 2000 acquisition of Cairns Helmets.

Special pension credits were $1.3 million in the first nine months of both 2000 and 1999. The 2000 special pension credit related to the settlement of retiree and deferred vested benefit liabilities in Canada. The nine months ended September 30, 1999 included a second quarter charge of $4.6 million for special termination benefits related to a voluntary retirement incentive program in the U.S and a related settlement gain of $5.9 million in the third quarter.

Other income and expense for the nine months ended September 30, 2000 was income of $1.4 million compared to income of $2.0 million for the same period last year. The decrease in 2000 is primarily due to a net loss on dispositions of assets and lower rental income in 2000.

Income before income taxes was $21.7 million for the nine months ended September 30, 2000 compared to $12.5 million in the first nine months of 1999. Improved income before tax in 2000 is primarily due to higher gross profits and lower selling, general and administrative expenses.

The effective income tax rate for the nine months ended September 30, 2000 was 34.5% compared to 39% in the same period last year. The lower effective rate reflects tax benefits on international operating losses, primarily in Germany, and adjustments in the U.S. related to prior year foreign sales corporation tax benefits.

Net income in the nine months ended September 30, 2000 was $14.2 million, or $1.14 per basic share, compared to $7.6 million, or 59 cents per basic share, in the first nine months of 1999.

Other Matters

In August 2000, the company acquired Cairns Helmets, the leading U.S. manufacturer of protective helmets for the fire service. This acquisition is expected to significantly strengthen the company's presence in the fire service market by adding fire helmets to an already strong product line of self-contained breathing apparatus, thermal imaging cameras, and portable gas detection instruments.

During 2000, the company purchased approximately 2.2 million shares of common stock for $54 million and sold approximately 1.1 million shares held in treasury to the MSA pension plan for $27 million. The combined effect of these transactions reduced total shares outstanding by approximately 1.1 million shares, or 8.4%. The financial impact of these transactions is expected to be accretive to earnings per share and return on shareholders' equity.

Liquidity and Financial Condition

Cash and cash equivalents increased $2.0 million during the first nine months of 2000 compared with a decrease of $5.0 million in the first nine months of 1999.

Operating activities provided $32.8 million of cash in the first nine months of 2000 compared to providing $14.6 million in the same period last year. The improvement is due to higher net income and favorable changes in operating assets and liabilities, primarily related to lower inventories.

Cash of $39.2 million was used for investing activities in the first nine months of 2000 compared with the use of $25.6 million in the nine months ended September 30, 1999. The increased use of cash is primarily related to the August 2000 acquisition of Cairns Helmets.

Financing activities provided $9.2 million in the first nine months of 2000 and provided $6.9 million in the same period last year. Higher cash provided by financing activities in 2000 relates to the issuance of $40 million in private placement notes partially offset by significant treasury stock purchases.

Available credit facilities and internal cash resources are considered adequate to provide for future capital requirements.

Financial Instrument Market Risk

There have been no material changes in the company's financial instrument market risk during the first nine months of 2000. For additional information, refer to page 15 of the company's Annual Report to Shareholders for the year ended December 31, 1999.

Recently Issued Accounting Standards

FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts. FAS No. 133 is effective for fiscal years beginning after September 15, 2000. Adoption of this statement is not expected to have a significant effect on company results or financial position.

SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is effective beginning in fourth quarter 2000, provides guidance on the recognition, presentation, and disclosure of revenue. The company is evaluating the effects of this guidance, if any, on its financial statements.

FASB Emerging Issues task Force Issue No. 00-10, Accounting for Shipping and Handling Costs, which is effective beginning in fourth quarter 2000, requires that shipping and handling costs billed to a customer in a sale transaction be classified as revenue in the income statement. Adoption of this guidance by the company will increase both net sales and cost of products sold by reclassifying shipping costs that are billed to customers, with no effect on gross profit dollars or net income. Adoption of this guidance will result in lower gross profit percentages than currently reported. Comparative financial statements for periods prior to fourth quarter 2000 will also be reclassified to comply with this guidance. The company is currently evaluating the effect on reported sales and cost of sales for each applicable reporting period.

                           PART II  OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY



Item 1.  Legal Proceedings

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (3) (ii) By-Laws of the registrant, as amended to August 29, 1990.
          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the third quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MINE SAFETY APPLIANCES COMPANY



Date: November 1, 2000             By          S/Dennis L. Zeitler
                                          Dennis L. Zeitler
                                          Vice President - Finance;
                                          Principal Financial and
                                          Accounting Officer