Form 10-K
period 2000-12-31
MINE SAFETY APPLIANCES CO
filed 2001-03-27
CIK 66570

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                            For the fiscal year ended
                                December 31, 2000

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

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered

Common Stock, no par value                     American Stock Exchange
--------------------------                     -----------------------

           Securities registered pursuant to Section 12(g) of the Act:

                         Preferred Stock Purchase Rights
                         -------------------------------

                                  (COVER PAGE)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000           Commission File No. 0-2504

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

        121 Gamma Drive
        RIDC Industrial Park
        O'Hara Township
        Pittsburgh, Pennsylvania                             15238
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 412/967-3000
----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered

Common Stock, no par value                     American Stock Exchange
--------------------------                     -----------------------

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

                            Yes |X|     No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. |X|

As of February 23, 2001, there were outstanding 13,461,283 shares of common stock, no par value, including 1,621,785 shares held by the Mine Safety Appliances Company Stock Compensation Trust. Total market value of outstanding voting stock as of February 23, 2001 was $327,109,000. The aggregate market value of voting stock held by non-affiliates as of February 23, 2001 was $190,534,000.

                                  (COVER PAGE)

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference:

                                                                     FORM 10-K
DOCUMENT                                                            PART NUMBER
--------                                                            -----------

(1)  Annual Report to Shareholders
          for the year ended
          December 31, 2000                                          I, II, IV

(2)  Proxy Statement filed
          pursuant to Regulation 14A
          in connection with the registrant's
          Annual Meeting of Shareholders to
          be held on May 10, 2001                                       III

                                     PART I

Item 1. Business
----------------

      Operating Segments:
      ------------------

      The company is organized into three geographic operating segments - North America, Europe and Other International. Further information with respect to the registrant's operating segments is reported at Note 7 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareholders for the year ended December 31, 2000, incorporated herein by reference.

      Products and Markets:
      --------------------

      The primary business of the registrant and its affiliated companies is the manufacture and sale of products designed to protect the safety and health of people throughout the world.

      Principal products include respiratory protective equipment that is air-purifying, air-supplied and self-contained in design; instruments that monitor and analyze workplace environments and control industrial processes; thermal imaging cameras that enable firefighters and rescue workers to see through smoke and darkness; and personal protective products including head, eye and face, hearing protectors, and fall protection equipment.

      Many of these products have wide application for workers in industries that include manufacturing, municipal and volunteer fire departments, public utilities, mining, chemicals, petroleum, construction, transportation, the military, and hazardous materials clean-up. Consumer products target the growing do-it-yourself market and are available through select home center retail outlets under the MSA Safety Works(TM) brand.

      Other products manufactured and sold, which do not fall within the category of safety and health equipment, include boron-based and other specialty chemicals. Additional information concerning the registrant's products is reported at Note 7 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareholders for the year ended December 31, 2000, incorporated herein by reference.

      The registrant and its affiliated companies compete with many large and small enterprises. For most of the registrant's products and in most markets, principal methods of competition are product features, quality and price. In the opinion of management, the registrant is a leader in the manufacture of safety and health equipment.

      Orders, except under contracts with U.S. government agencies, are generally filled promptly after receipt and the production period for special items is usually less than one year. The year-end backlog of orders under contracts with U.S. government agencies was $14,582,000 in 2000, $10,225,000 in 1999 and $18,265,000 in 1998.

      Sales of products to U.S. government agencies decreased in 2000; however, incoming orders were higher than shipments in both 2000 and 1999. The company's business is not dependent on a single customer or group of related customers, the loss of which would have a material adverse effect on the registrant's results.

   Research:
   --------

      The registrant and its affiliated companies engage in applied research with a view to developing new products and new applications for existing products. Most of the products are designed and manufactured to meet currently applicable performance and test standards published by groups such as ANSI (American National Standards Institute), MSHA (Mine Safety & Health Administration), NIOSH (National Institute for Occupational Safety and Health), UL (Underwriters' Laboratories), SEI (Safety Equipment Institute), FM (Factory Mutual), CEN (European Committee for Standardization) and CSA (Canadian Standards Association). The registrant also from time to time engages in research projects for others such as the Bureau of Mines and the Department of Defense or its prime contractors. Registrant-sponsored research and development costs were $17,241,000 in 2000, $17,097,000 in 1999, and $17,415,000 in 1998.

      In the aggregate, patents have represented an important element in building the business of the registrant and its affiliates, but in the opinion of management no one patent or group of patents is of material significance to the business as presently conducted.

   General:
   -------

      The company was founded in 1914 and is headquartered in Pittsburgh, Pennsylvania. As of December 31, 2000, the registrant and its affiliated companies had approximately 4,000 employees, of which 2,100 were employed by international affiliates. None of the U.S. employees are subject to the provisions of a collective bargaining agreement.

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

      Further information about the registrant's business is included in Management's Discussion and Analysis at pages 14 to 17 of the 2000 Annual Report to Shareholders, incorporated herein by reference.

     Executive Officers:
     -------------------
                                                All Positions and Offices
     Name                       Age                   Presently Held
     ----                       ---             -------------------------

J. T. Ryan III                  57              Chairman and
                                                Chief Executive Officer

T. B. Hotopp                    59              President

J. H. Baillie                   54              Vice President

J. A. Bigler                    51              Vice President

K. M. Bove                      42              Vice President

D. H. Cuozzo                    67              Vice President and Secretary

B. V. DeMaria                   53              Vice President

W. M. Lambert                   42              Vice President

G. W. Steggles                  66              Senior Vice President

D. L. Zeitler                   52              Vice President and Treasurer
                                                (Chief Financial Officer)

      All the executive officers have been employed by the registrant since prior to January 1, 1996 and have held their present positions since prior to that date except as follows:

      (a) Mr. Hotopp was elected President on December 18, 1996. Prior to that time, he was Senior Vice President and General Manager, Safety Products.

      (b) Mr. Baillie was employed by the registrant on January 21, 1999 and was elected Vice President. From prior to January 1, 1996 until October 8, 1996, he was Vice President, Europe of Teledyne Industries International. Until November 1, 1997, he was Executive Vice President of Sylvania Lighting International.

      (c) Mr. Bigler was elected Vice President on January 9, 1998. Prior to that time, he was Director of Sales.

      (d) Mr. Bove was elected Vice President on August 22, 2000. From prior to January 1, 1996 until April 1997, he was Product Group Manager of Body Protection and Mining. From April 1997 until November 1998, he was Product Group Manager of Air Purifying Respirators. From November 1998 until November 1999, he was Division Marketing Manager. From November 1999, he was General Manager of the Instrument Division.

      (e) Mr. DeMaria was elected Vice President on January 9, 1998. Prior to that time, he was Director, Human Resources.

      (f) Mr. Lambert was elected Vice President on January 9, 1998. From prior to January 1, 1996 until August 1996, he was Marketing Manager. From August 1996 until December 1996, he was Director of Marketing. From December 1996 he was General Manager of the Safety Products Division.

      (g) Mr. Steggles was elected Senior Vice President on January 1,1999. Prior to that time he was Vice President.

      (h) Mr. Zeitler was elected Chief Financial Officer on November 1, 2000. From prior to January 1, 1996 until January 1998, he was Treasurer. From January 1998, he was Vice President.

      The executive officers of the registrant serve at the pleasure of the Board of Directors and are not elected to any specified term of office.


      The primary responsibilities of these officers follow:

Individual                     Responsibilities
----------                     ----------------

Mr. Hotopp             North America operations

Mr. Baillie            European operations

Mr. Bigler             North America sales and distribution

Mr. Bove Research, product development, manufacturing and marketing of instrument products in North America

Mr. Cuozzo             General Counsel and corporate taxes

Mr. DeMaria            Human resources and corporate communications

Mr. Lambert            Research, product development, manufacturing and
                       marketing of safety products in North America

Mr. Steggles           International operations outside North America and Europe

Item 2. Properties
------------------

      World Headquarters:
      ------------------

      The registrant's executive offices are located at 121 Gamma Drive, RIDC Industrial Park, O'Hara Township, Pittsburgh, Pennsylvania 15238. This facility contains approximately 138,000 sq. ft.

      Production and Research Facilities:
      ----------------------------------

      The registrant's principal North American manufacturing and research facilities are located in the Greater Pittsburgh area in buildings containing approximately 957,000 square feet. Other North American manufacturing and research facilities of the registrant are located in Jacksonville, North Carolina (107,000 sq. ft.), Sparks, Maryland (54,000 sq. ft.), Lawrence, Massachusetts (62,000 sq. ft.), Englewood, Colorado (41,000 sq. ft.), Clifton, New Jersey (41,000 sq. ft.), Etobicoke, Canada (6,500 sq. ft.), and Naucalpan, Mexico (5,800 sq. ft.).

      Manufacturing facilities of the European operating segment of the registrant are located in France, Germany, Italy and Scotland. The most significant is located in Germany (approximately 402,000 sq. ft., excluding 156,000 sq. ft. leased to others). Research activities are also conducted in Germany. Manufacturing facilities for the Other International operating segment are located in Australia, Brazil, Chile, China, Japan, Peru and South Africa.

      Virtually all of these buildings are owned by the registrant and its affiliates and are constructed of granite, brick, concrete block, steel or other fire-resistant materials. The German facility is owned subject to encumbrances collateralizing indebtedness in the aggregate amount of $723,000 as of December 31, 2000.

      Sales Offices and Warehouses:
      ----------------------------

      Sales offices and distribution warehouses are owned or leased in the United States and 27 other countries in which the registrant's affiliates are located.

Item 3. Legal Proceedings
-------------------------

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      No matters were submitted to a vote of security holders during fourth quarter 2000.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

--------------------------------------------------------------------------------

      Incorporated by reference herein pursuant to Rule 12b - 23 are

         Item 5 - "Common Stock" appearing at page 17

         Item 6 - "Summary of Selected Financial Data" appearing at page 31

         Item 7 - "Management's Discussion and Analysis" appearing at pages 14 to 17

         Item 8 - "Financial Statements and Notes to Consolidated Financial

                  Statements" appearing at pages 18 to 30

of the Annual Report to Shareholders for the year ended December 31, 2000. Said pages of the Annual Report are submitted with this report and pursuant to Item 601(b)(13) of Regulation S-K shall be deemed filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 7a, 8 and 14 (a) hereof.

      On June 27, 2000, the Company sold 1,125,000 shares of its Common Stock to the trust for the Company's Non-Contributory Pension Plan for Employees at a price of $24 per share, or an aggregate price of $27,000,000. The sale was exempt from registration under the Securities Act of 1933 as a private placement under Section 4(2) of the Act. The trustee of the Plan trust is a bank, and the members of the Investment Committee for the Plan trust are all executive officers of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
      Financial Disclosure
      --------------------

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

--------------------------------------------------------------------------------

      Incorporated by reference herein pursuant to Rule 12b - 23 are (1) "Election of Directors" appearing at pages 1 to 3, (2) "Other Information Concerning Directors and Officers" appearing at pages 4 to 11 (except as excluded below), and (3) "Stock Ownership" appearing at pages 13 to 15 of the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant's Annual Meeting of Shareholders to be held on May 10, 2001. The information appearing in such Proxy Statement under the captions "Compensation Committee Report on Executive Compensation," "Audit Committee Report" and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

      (a)   1 and 2. Financial Statements

      The following information appearing on pages 18 to 30 inclusive in the Annual Report to Shareholders of the registrant for the year ended December 31, 2000, is incorporated herein by reference pursuant to Rule 12b-23.

      Report of Independent Accountants

      Consolidated Statement of Income - three years ended December 31, 2000

      Consolidated Balance Sheet - December 31, 2000 and 1999

      Consolidated Statement of Changes in Retained Earnings and Accumulated
        Other Comprehensive Income - three years ended December 31, 2000

      Consolidated Statement of Cash Flows - three years ended December 31, 2000

      Notes to Consolidated Financial Statements

Said pages of the Annual Report are submitted with this report and, pursuant to
Item 601(b)(13) of Regulation S-K shall be deemed to be filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a)(1) and (2) hereof.

      The following additional financial information for the three years ended December 31, 2000 is filed with the report and should be read in conjunction with the above financial statements:

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

                  (3)(ii) By-laws of the registrant, as amended on March 13, 2001, are filed herewith.

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

                  (10)(c) *         Retirement Plan for Directors, as amended
                                    effective April 1, 2001, is filed herewith.

                  (10)(d) *         Supplemental Pension Plan as of May 5, 1998,
                                    filed as Exhibit 10(g) to Form 10-Q on
                                    August 14, 1998, is incorporated herein by reference.

                  (10)(e) *         1990 Non-Employee Directors' Stock Option
                                    Plan as amended effective April 1, 2001, is filed herewith.

                  (10)(f) *         Form of First Amendment dated June 2, 1998
                                    to the Restricted Stock Agreements dated as of March 15, 1996, under the 1987 Management
                                    Share Incentive Plan, filed as Exhibit 10(i) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

                  (10)(g) *         Executive Insurance Program as Amended and
                                    Restated as of January 1, 2001 is filed
                                    herewith.

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

                  (10)(m) *         MSA Supplemental Savings Plan, filed as
                                    Exhibit 10(n) to Form 10-Q on November 12,
                                    1999, is incorporated herein by reference.

                  (10)(n) *         Employment Agreement dated as of January
                                    18, 1999 between the registrant and James H.
                                    Baillie re the registrant's operations
                                    outside Germany, filed as Exhibit (10)(n) to Form 10-K on March 24, 2000, is incorporated herein by reference.

                  (10)(o) *         Employment Agreement dated as of January
                                    18, 1999 between the registrant and James H.
                                    Baillie re the registrant's operations in Germany, filed as Exhibit (10)(o) to Form
                                    10-K on March 24, 2000, is incorporated
                                    herein by reference.

* The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

      (13)  Annual Report to Shareholders for year ended December 31, 2000

      (21)  Affiliates of the registrant

      (23)  Consent of PricewaterhouseCoopers LLP, independent accountants

      The registrant agrees to furnish to the Commission upon request copies of all instruments with respect to long-term debt referred to in Note 6 of the Notes to Consolidated Financial Statements filed as part of Exhibit 13 to this annual report which have not been previously filed or are not filed herewith.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000.

$$/TARGET=[.schi]
$$/NOFOLIO

                                                                      SCHEDULE I






                     Report of Independent Accountants on
                         Financial Statement Schedule



To the Board of Directors of
Mine Safety Appliances Company

Our audits of the consolidated financial statements referred to in our report dated February 23, 2001 appearing in the 2000 Annual Report to Shareholders of Mine Safety Appliances Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 23, 2001

                                                                     SCHEDULE II

                  MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                             2000          1999          1998
                                           --------      --------      --------
Allowance for doubtful accounts:

Balance at beginning of year                 $2,322        $3,004        $3,704

Additions -
   Charged to costs and expenses                750           878           588
   Balance from acquisitions                                                 45

Deductions -
   Deductions from reserves    (1)              709           928         1,135
   Reversal of allowance       (2)                            632
   Reduction from divestitures                                              198
                                           --------      --------      --------

Balance at end of year                       $2,363        $2,322        $3,004
                                           ========      ========      ========

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

                                                  MINE SAFETY APPLIANCES COMPANY

      March 27, 2001                              By  /s/ John T. Ryan III
------------------------------                      ----------------------------
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

    Signature                              Title                      Date
  --------------                      --------------              -------------

/s/ John T. Ryan III           Director; Chairman of the Board    March 27, 2001
-----------------------------  and Chief Executive Officer
John T. Ryan III

/s/ Dennis L. Zeitler          Vice President - Finance;          March 27, 2001
-----------------------------  Principal Financial and
Dennis L. Zeitler              Accounting Officer

/s/ Joseph L. Calihan          Director                           March 27, 2001
-----------------------------
Joseph L. Calihan

/s/ Calvin A. Campbell, Jr.    Director                           March 27, 2001
-----------------------------
Calvin A. Campbell, Jr.

/s/ Thomas B. Hotopp           Director                           March 27, 2001
-----------------------------
Thomas B. Hotopp

/s/ L. Edward Shaw, Jr.        Director                           March 27, 2001
-----------------------------
L. Edward Shaw, Jr.

/s/ Thomas H. Witmer           Director                           March 27, 2001
-----------------------------
Thomas H. Witmer