Form 10-Q
period 2001-03-31
MINE SAFETY APPLIANCES CO
filed 2001-05-11
CIK 66570

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001                  Commission File No. 0-2504


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

       Yes   X                                         No


As of April 30, 2001, there were outstanding 13,437,969 shares of common stock without par value, including 1,602,660 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                        PART I  FINANCIAL INFORMATION
                       MINE SAFETY APPLIANCES COMPANY
                    CONSOLIDATED CONDENSED BALANCE SHEET
                  (Thousands of dollars, except share data)

                                                                           March 31                  December 31
                                                                             2001                        2000
ASSETS
 Current assets
  Cash                                                          $          17,409           $          19,408
  Temporary investments, at cost which approximates market                  5,880                       7,133
  Trade receivables, less allowance for doubtful accounts
    $2,130 and $2,363                                                      51,001                      47,055
  Other receivables                                                        31,106                      30,498
  Inventories:
    Finished products                                                      33,268                      30,743
    Work in process                                                         9,963                      10,451
    Raw materials and supplies                                             33,144                      31,487
                                                                -----------------           -----------------

     Total inventories                                                     76,375                      72,681

  Deferred tax assets                                                      14,638                      14,167
  Prepaid expenses and other current assets                                10,086                      10,211
                                                                -----------------           -----------------

     Total current assets                                                 206,495                     201,153


 Property, plant and equipment                                            382,144                     383,741
 Less accumulated depreciation                                           (224,499)                   (224,155)
                                                                -----------------           -----------------

     Net property                                                         157,645                     159,586

 Prepaid pension cost                                                      82,710                      78,157
 Deferred tax assets                                                        9,331                      10,315
 Other noncurrent assets                                                   45,631                      40,472
                                                                -----------------           -----------------

     TOTAL                                                      $         501,812           $         489,683
                                                                =================           =================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Notes payable and current portion of long-term debt           $          14,817           $           6,616
  Accounts payable                                                         31,294                      32,387
  Employees' compensation                                                  12,664                      13,202
  Insurance                                                                 9,590                       8,476
  Taxes on income                                                           5,905                       2,263
  Other current liabilities                                                23,644                      24,034
                                                                -----------------           -----------------

     Total current liabilities                                             97,914                      86,978
                                                                -----------------           -----------------


 Long-term debt                                                            71,613                      71,806
 Pensions and other employee benefits                                      51,612                      54,626
 Deferred tax liabilities                                                  46,952                      47,151
 Other noncurrent liabilities                                               2,548                       2,657

 Shareholders' equity
  Preferred stock, 4-1/2% cumulative - authorized
    100,000 shares of $50 par value; issued 71,373
    shares, callable at $52.50 per share                                    3,569                       3,569
  Second cumulative preferred voting stock - authorized
    1,000,000 shares of $10 par value;  none issued
  Common stock - authorized 60,000,000 shares of no par
    value; issued 20,335,797 and 20,335,797 (outstanding
    11,831,781 and 11,827,623)                                             18,927                      18,841
  Stock compensation trust - 1,617,285 and 1,639,320 shares               (25,408)                    (25,683)
  Less treasury shares, at cost:
    Preferred  -  50,313 and  49,713 shares                                (1,629)                     (1,608)
    Common     - 6,886,731 and 6,868,854 shares                          (129,411)                   (129,066)
  Deferred stock compensation                                                (984)                     (1,145)
  Accumulated other comprehensive loss                                    (22,735)                    (20,869)
  Earnings retained in the business                                       388,844                     382,426
                                                                -----------------           -----------------

     Total shareholders' equity                                           231,173                     226,465
                                                                -----------------           -----------------

     TOTAL                                                      $         501,812           $         489,683
                                                                =================           =================

See notes to consolidated condensed financial statements.

                        MINE SAFETY APPLIANCES COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME

               (Thousands of dollars, except per share amounts)

                                                            Three Months Ended
                                                                  March 31
                                                               2001            2000
Net sales                                                $       133,595    $  129,236
Other income                                                         421         1,088
                                                         ---------------    ----------
                                                                 134,016       130,324
                                                         ---------------    ----------
Costs and expenses
 Cost of products sold                                            80,528        78,849
 Selling, general and administrative                              32,795        32,546
 Depreciation and amortization                                     6,366         6,002
 Interest                                                          1,627           784
 Currency exchange gains                                              (2)         (188)
                                                         ---------------    ----------
                                                                 121,314       117,993
                                                         ---------------    ----------
Income before income taxes                                        12,702        12,331
Provision for income taxes                                         4,855         4,872
                                                         ---------------    ----------
Net income                                               $         7,847    $    7,459
                                                         ===============    ==========
Basic earnings per common share                          $          0.66    $     0.58
                                                         ===============    ==========
Diluted earnings per common share                        $          0.66    $     0.58
                                                         ===============    ==========
Dividends per common share                               $          0.12    $     0.11
                                                         ===============    ==========

See notes to consolidated condensed financial statements.

                        MINE SAFETY APPLIANCES COMPANY
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)

                                                                        Three Months Ended
                                                                              March 31

                                                                         2001               2000
OPERATING ACTIVITIES
 Net income                                                        $    7,847         $    7,459
 Depreciation and amortization                                          6,366              6,002
 Pensions                                                              (4,191)            (3,410)
 Net gain on sale of investments and assets                              (671)              (923)
 Deferred income taxes                                                   (134)              (655)
 Changes in operating assets and liabilities                           (4,570)             3,338
 Other - including currency exchange adjustments                       (3,258)            (1,121)
                                                                   ----------         ----------
 Cash flow from operating activities                                    1,389             10,690
                                                                   ----------         ----------
INVESTING ACTIVITIES
 Property additions                                                    (5,434)            (5,159)
 Dispositions of property and businesses                                1,660              1,307
 Acquisitions and other investing                                      (6,802)            (4,218)
                                                                   ----------         ----------
 Cash flow from investing activities                                  (10,576)            (8,070)
                                                                   ----------         ----------
FINANCING ACTIVITIES
 Additions to long-term debt                                                6                  0
 Reductions of long-term debt                                              (6)                (7)
 Changes in notes payable and short-term debt                           8,404                444
 Cash dividends                                                        (1,431)            (1,471)
 Company stock purchases                                                 (285)            (1,240)
 Company stock sales                                                      361                  0
                                                                   ----------         ----------
 Cash flow from financing activities                                    7,049             (2,274)
                                                                   ----------         ----------
Effect of exchange rate changes on cash                                (1,114)              (481)
                                                                   ----------         ----------
Decrease in cash and cash equivalents                                  (3,252)              (135)
Beginning cash and cash equivalents                                    26,541             17,108
                                                                   ----------         ----------
Ending cash and cash equivalents                                   $   23,289         $   16,973
                                                                   ==========         ==========

See notes to consolidated condensed financial statements.

                        MINE SAFETY APPLIANCES COMPANY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's annual report on Form 10-K for the year ended December 31, 2000 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

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

(5) Basic earnings per share is computed on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period,using the treasury stock method. Antidilutive options are not considered in computing earnings per share. First quarter 2000 share and per share amounts have been restated to reflect a 3-for-1 stock split in May 2000.

                                                                                    Three Months Ended
                                                                                           March 31
                                                                                    2001            2000
                                                                                     (In Thousands)
       Net income                                                              $       7,847    $       7,459
       Preferred stock dividends                                                          12               12
                                                                               -------------    -------------
       Income available to common shareholders                                         7,835            7,447
                                                                               -------------    -------------
       Basic shares outstanding                                                       11,835           12,876
       Stock options                                                                      91               27
                                                                               -------------    -------------
       Diluted shares outstanding                                                     11,926           12,903
                                                                               -------------    -------------
       Antidilutive stock options                                                        237              369
                                                                               -------------    -------------

(6) Comprehensive income was $5,981,000 and $5,726,000 for the three months ended March 31, 2001 and 2000, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

(7) The company is organized into three geographic operating segments (North America, Europe and Other International), each of which includes a number of operating companies.


Reportable segment information is presented in the following table:

                                                                       (In Thousands)
                                                               Three Months Ended March 31, 2001

                                     North                                   Other              Recon-                Consol.
                                    America              Europe              International      ciling                 totals
Sales to external customers          $90,697             $25,066             $17,808            $     24                 $133,595
Intercompany sales                     4,738               5,086                 331             (10,155)
Net income (loss)                      6,549                 564                 743                  (9)                   7,847

                                                         Three Months Ended March 31, 2000

                                     North                                   Other              Recon-                Consol.
                                    America              Europe              International      ciling                 totals
Sales to external customers           84,360              27,283              17,417                 176                  129,236
Intercompany sales                     7,548               3,723                 309             (11,580)
Net income (loss)                      7,066                (242)                646                 (11)                   7,459

   Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(8) FAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, applies a control-oriented, financial components approach to financial-asset-transfer transactions. Financial assets, net of retained interests, are removed from the balance sheet when the assets are sold and control is surrendered. In September 2000, FAS No. 125 was replaced by FAS 140 which revised certain accounting and disclosure requirements for securitizations and other transfers of financial assets, but carried over most FAS No. 125 provisions.

    At March 31, 2001, accounts receivable of $62.0 million were owned by Mine Safety Funding Corporation (MSF), an unconsolidated wholly-owned special purpose bankruptcy-remote subsidiary of the company. The company held a subordinated interest in these receivables of $32.0 million, of which $31.0 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $29.0 million at March 31, 2001.

    The key economic assumptions used to measure the retained interest at March 31, 2001 were a discount rate of 8% and an estimated life of 2.75 months. At March 31, 2001, an adverse change in the discount rate or estimated life of 10% and 20% would reduce the fair value of the retained interest by $100,000 and $215,000, respectively. The effect of hypothetical changes in fair value based on variations in assumptions should be used with caution and generally cannot be extrapolated. Additionally, the effect on the fair value of the retained interest of changing a particular assumption has been calculated without changing other assumptions. In reality, a change in one factor may result in changes in others.

(9) Effective January 1, 2001, the company adopted FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts. Adoption of this standard did not have a significant effect on the company's results or financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking statements
--------------------------

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding expectations for future product introductions, cost reduction and restructuring plans, specialty chemicals market conditions, sales and earnings outlook, liquidity, and market risk. Actual results may differ from expectations contained in such forward-looking statements and can be affected by any number of factors, many of which are outside of management's direct control. Among the factors that could cause such differences are the effects of cost reduction efforts, timing and market acceptance of new product introductions, the company's ability to fulfill backlog orders, market and operating conditions of specialty chemical customers, availability of critical raw materials and components, the economic environment, and interest and currency exchange rates.

Results of operations
----------------------

Three months ended March 31, 2001 and 2000
------------------------------------------

Sales for the first quarter of 2001 were $133.6 million, an increase of $4.4 million, or 3%, from $129.2 million in the first quarter of 2000.

First quarter 2001 sales for North American operations were 8% higher than the first quarter of last year. Shipments of head protection for construction and general industry were significantly higher in 2001. Sales to the fire service market also improved significantly compared to first quarter 2000, reflecting the introduction of the Evolution 4000 thermal imaging camera and the addition of the CairnsHelmets firefighter head protection line which was acquired in 2000. Specialty chemical sales in first quarter 2001 were 18% higher than last year's first quarter, reflecting the rebound in demand from the pharmaceutical industry that began late last year.

Incoming orders of both safety products and specialty chemicals exceeded shipments in first quarter 2001, resulting in a strong increase in backlog.

In Europe, first quarter 2001 local currency sales to external customers were approximately 2% higher than in first quarter 2000. When stated in U.S. dollars, however, these sales were 8% lower due to adverse currency exchange rate movements.

The increase in local currency sales in the current quarter is primarily related to higher shipments in Germany. Sales in other European companies were mixed for the quarter.

First quarter 2001 local currency sales for other international operations were 16% higher than in first quarter 2000, reflecting strong shipments in most markets, but particularly Australia and South America. Adverse currency exchange effects reduced sales growth of other international operations to 2% when stated in U.S. dollars.

Gross profit for the first quarter of 2001 was $53.1 million, a increase of $2.7 million, or 5%, from $50.4 million in first quarter 2000. The ratio of gross profit to sales was 39.7% in the first quarter of 2001 compared to 39.0% in the corresponding quarter last year. The improved gross profit percentage reflects favorable cost adjustments on several large orders. Excluding this effect, the gross profit percentage remained flat year-to-year.

Selling, general and administration costs in the first quarter of 2001 were $32.8 million, an increase of $249,000, or 1%, compared to $32.5 million in the prior year first quarter. The increase occurred in North America and relates mainly to selling expenses in the consumer products market and compensation expenses. Reported selling, general and administrative expenses at international companies were somewhat lower as a result of the strong U.S. dollar.

Depreciation and amortization expense in first quarter 2001 was $6.4 million, an increase of $364,000, or 6%, over $6.0 million in the corresponding quarter last year. The increase is primarily due to depreciation expense and goodwill amortization associated with acquisitions made in mid-2000.

Interest expense was $1.6 million in first quarter 2001 compared to $784,000 in
first quarter 2000.   Higher interest expense in first quarter 2001 was related
to the additional debt required for the June 2000 repurchase of common stock from the family of a co-founder and the August 2000 acquisition of CairnsHelmets.

Other income was $421,000 for first quarter 2001 compared to $1.1 million in first quarter 2000. Other income in first quarter 2001 includes a gain of $700,000 on the sale of a safety products distribution business in Sweden. The prior year first quarter included a $900,000 gain on the sale of the Merrillville, Indiana repair facility.

Income before income taxes was $12.7 million for first quarter 2001 compared to $12.3 million in first quarter 2000, an increase of $371,000, or 3%.

The effective income tax rate for the first quarter of 2001 was 38.2% compared to 39.5% in first quarter 2000. The lower effective rate in 2001 reflects lower tax rates in Germany and proportionately higher income in Sweden at a lower statutory rate.

Net income in the first quarter of 2001 was $7.8 million, or 66 cents per basic share, compared to $7.5 million, or 58 cents per basic share, in the first quarter last year.

Corporate Initiatives
---------------------

In February 2001, MSA acquired Surety Manufacturing and Testing, Ltd. in Canada. Surety is a leading provider of fall protection equipment and rescue systems to railway, construction, and utility markets. This acquisition complements the existing line of MSA Rose fall protection products and services.

In March 2001, the company sold its safety products distribution business in Sweden for a pre-tax gain of approximately $700,000. The sale, which will allow the company to focus on core MSA products, is part of ongoing European reorganization and cost-reduction efforts.

During the first quarter of 2001, the company made significant progress in advancing its e-business capabilities. Initial applications, which are currently coming on-stream, facilitate business relationships with the company's North American distributor/partners, including an on-line catalog, and internet-enabled inventory, order, and account status query capabilities.

Liquidity and Financial Condition
---------------------------------

Cash and cash equivalents decreased $3.3 million during the first quarter of 2001 compared with a decrease of $135,000 in the first quarter of 2000.

Operating activities provided $1.4 million of cash in first quarter 2001 compared to providing $10.7 million in the same period last year. Lower cash provided by operations in first quarter 2001 was due primarily to increases in inventory and trade receivables.

Cash of $10.6 million was used for investing activities in the first quarter of 2001 compared with the use of $8.1 million in the first quarter of 2000. The increased use of cash is primarily related to the acquisition of Surety Manufacturing and Testing, Ltd.

Financing activities provided $7.0 million in the first quarter of 2001 and used $2.3 million in the same period last year. Higher cash provided by financing activities in 2001 relates primarily to short term borrowing and lower treasury stock purchases.

Available credit facilities and internal cash resources are considered adequate to provide for future operations, capital requirements and dividends to shareholders.

Financial Instrument Market Risk
--------------------------------

There have been no material changes in the company's financial instrument market risk during the first three months of 2001. For additional information, refer to page 17 of the company's Annual Report to Shareholders for the year ended December 31, 2000.

                          PART II  OTHER INFORMATION
                        MINE SAFETY APPLIANCES COMPANY


Item 1.  Legal Proceedings

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MINE SAFETY APPLIANCES COMPANY



Date:  May 11, 2001                       By /s/ Dennis L. Zeitler
                                            --------------------------
                                            Dennis L. Zeitler
                                            Vice President - Finance;
                                            Principal Financial Officer