Form 10-Q
period 2001-06-30
MINE SAFETY APPLIANCES CO
filed 2001-08-08
CIK 66570

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended June 30, 2001        Commission File No. 0-2504


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


               Yes  X                                No


As of July 31, 2001, there were outstanding 13,403,976 shares of common stock without par value, including 1,521,467 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                        MINE SAFETY APPLIANCES COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except share data)

                                                                                  June 30               December 31
                                                                                    2001                    2000
ASSETS
  Current assets
    Cash                                                                         $  13,581                $  19,408
    Temporary investments, at cost which approximates market                         4,374                    7,133
    Trade receivables, less allowance for doubtful accounts
      $2,343 and $2,363                                                             53,157                   47,055
    Other receivables                                                               27,007                   30,498
    Inventories:
      Finished products                                                             32,031                   30,743
      Work in process                                                               13,687                   10,451
      Raw materials and supplies                                                    33,611                   31,487
                                                                         -----------------      -------------------

          Total inventories                                                         79,329                   72,681

    Deferred tax assets                                                             14,828                   14,167
    Prepaid expenses and other current assets                                       11,509                   10,211
                                                                         -----------------      -------------------

          Total current assets                                                     203,785                  201,153


  Property, plant and equipment                                                    385,062                  383,741
  Less accumulated depreciation                                                   (228,007)                (224,155)
                                                                         -----------------      -------------------

          Net property                                                             157,055                  159,586


  Prepaid pension cost                                                              87,691                   78,157
  Deferred tax assets                                                                8,883                   10,315
  Other noncurrent assets                                                           45,538                   40,472
                                                                         -----------------      -------------------

          TOTAL                                                                  $ 502,952                $ 489,683
                                                                         =================      ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes payable and current portion of long-term debt                          $  10,074                $   6,616
    Accounts payable                                                                30,951                   32,387
    Employees' compensation                                                         12,226                   13,202
    Insurance                                                                       10,276                    8,476
    Taxes on income                                                                  6,132                    2,263
    Other current liabilities                                                       25,468                   24,034
                                                                         -----------------      -------------------

          Total current liabilities                                                 95,127                   86,978
                                                                         -----------------      -------------------

  Long-term debt                                                                    71,362                   71,806
  Pensions and other employee benefits                                              51,285                   54,626
  Deferred tax liabilities                                                          47,132                   47,151
  Other noncurrent liabilities                                                       2,673                    2,657

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                                           3,569                    3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value; none issued
    Common stock - authorized 60,000,000 shares of no par
      value; issued 20,335,797 and 20,335,797 (outstanding
      11,848,589 and 11,827,623)                                                    19,086                   18,841
    Stock compensation trust - 1,564,534 and 1,639,320 shares                      (24,511)                 (25,683)
    Less treasury shares, at cost:
      Preferred - 50,313 and 49,713 shares                                          (1,629)                  (1,608)
      Common - 6,922,674 and 6,868,854 shares                                     (130,501)                (129,066)
    Deferred stock compensation                                                       (891)                  (1,145)
    Accumulated other comprehensive loss                                           (23,898)                 (20,869)
    Earnings retained in the business                                              394,148                  382,426
                                                                         -----------------      -------------------

          Total shareholders' equity                                               235,373                  226,465
                                                                         -----------------      -------------------

          TOTALS                                                                 $ 502,952                $ 489,683
                                                                         =================      ===================

See notes to consolidated condensed financial statements

                        MINE SAFETY APPLIANCES COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (Thousands of dollars, except earnings per share)

                                                           Three Months Ended                               Six Months Ended
                                                                June 30                                         June 30
                                                        2001                 2000                       2001                2000
Net sales                                            $134,781             $121,683                   $268,376            $250,919
Other income                                               72                  830                        493               1,918
                                            -----------------    -----------------           ----------------    ----------------

                                                      134,853              122,513                    268,869             252,837
                                            -----------------    -----------------           ----------------    ----------------

Costs and expenses
  Cost of products sold                                82,917               78,378                    163,445             157,227
  Selling, general and administrative                  32,211               33,443                     65,006              65,989
  Depreciation and amortization                         6,501                5,813                     12,867              11,815
  Interest                                              1,403                  877                      3,030               1,661
  Currency exchange losses (gains)                        387                   (5)                       385                (193)
                                            -----------------    -----------------           ----------------    ----------------
                                                      123,419              118,506                    244,733             236,499
                                            -----------------    -----------------           ----------------    ----------------

Income before income taxes                             11,434                4,007                     24,136              16,338
Provision for income taxes                              4,460                1,181                      9,315               6,053
                                            -----------------    -----------------           ----------------    ----------------

Net income                                           $  6,974             $  2,826                   $ 14,821            $ 10,285
                                            =================    =================           ================    ================

Basic earnings per common share                      $   0.59             $   0.22                   $   1.25            $   0.81
                                            =================    =================           ================    ================

Diluted earnings per common share                    $   0.58             $   0.22                   $   1.24            $   0.80
                                            =================    =================           ================    ================

Dividends per common share                           $   0.14             $   0.12                   $   0.26            $   0.23
                                            =================    =================           ================    ================

See notes to consolidated condensed financial statements

                        MINE SAFETY APPLIANCES COMPANY
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)

                                                                                   Six Months Ended
                                                                                        June 30
                                                                             2001                       2000
OPERATING ACTIVITIES
 Net income                                                                $ 14,821                   $ 10,285
 Depreciation and amortization                                               12,867                     11,815
 Pensions                                                                    (8,750)                    (7,363)
 Net gain on sale of investments and assets                                    (653)                    (1,618)
 Deferred income taxes                                                           86                     (1,004)
 Changes in operating assets and liabilities                                 (4,735)                    21,456
 Other - including currency exchange adjustments                             (3,995)                    (2,966)
                                                                   ----------------           ----------------

 Cash flow from operating activities                                          9,641                     30,605

INVESTING ACTIVITIES
 Property additions                                                         (11,448)                    (9,206)
 Dispositions of property and businesses                                      1,581                      1,888
 Acquisitions and other investing                                            (7,301)                    (4,593)
                                                                   ----------------           ----------------

 Cash flow from investing activities                                        (17,168)                   (11,911)

FINANCING ACTIVITIES
 Changes in notes payable and short-term debt                                 3,652                     11,276
 Additions to long-term debt                                                      6                          7
 Reductions of long-term debt                                                  (471)                      (266)
 Cash dividends                                                              (3,100)                    (3,008)
 Company stock purchases                                                     (1,375)                   (53,234)
 Company stock sales                                                          1,392                     27,088
                                                                   ----------------           ----------------

 Cash flow from financing activities                                            104                    (18,137)

Effect of exchange rate changes on cash                                      (1,163)                      (318)
                                                                   ----------------           ----------------

(Decrease) increase in cash and cash equivalents                             (8,586)                       239
Beginning cash and cash equivalents                                          26,541                     17,108
                                                                   ----------------           ----------------

Ending cash and cash equivalents                                           $ 17,955                   $ 17,347
                                                                   ================           ================

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

                                                             Three Months Ended                    Six Months Ended
                                                                  June 30                               June 30
                                                           2001              2000               2001               2000
                                                               (In thousands)                        (In thousands)
  Net income                                          $        6,974     $       2,826      $      14,821     $     10,285

  Preferred stock dividends declared                              12                12                 24               24
                                                     ---------------    --------------    ---------------    -------------

  Income available to common shareholders                      6,962             2,814             14,797           10,261
                                                     ---------------    --------------    ---------------    -------------

  Basic shares outstanding                                    11,841            12,599             11,838           12,738
  Stock options                                                  165                77                128               52
                                                     ---------------    --------------    ---------------    -------------

  Diluted shares outstanding                                  12,006            12,676             11,966           12,790
                                                     ---------------    --------------    ---------------    -------------

  Antidilutive stock options                                       8                14                  8               14
                                                     ---------------    --------------    ---------------    -------------

(6) Comprehensive income was $5,811,000 and $11,792,000 for the three and six months ended June 30, 2001, respectively, and $1,324,000 and $7,050,000 for the three and six months ended June 30, 2000, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

(7) The company is organized into three geographic operating segments (North America, Europe and Other International), each of which includes a number of operating companies.

     Reportable segment information is presented in the following table:

                                (In Thousands)

                                                 North                                   Other           Recon-            Consol.
                                                America           Europe             International       ciling            totals
Three Months Ended June 30, 2001
Sales to external customers                     $ 93,604          $22,351                $18,794        $     32           $134,781
Intercompany sales                                 4,587            5,447                    630         (10,664)
Net income (loss)                                  5,939              (45)                 1,024              56              6,974

Six Months Ended June 30, 2001
Sales to external customers                      184,301           47,417                 36,602              56            268,376
Intercompany sales                                 9,325           10,533                    961         (20,819)
Net income                                        12,488              519                  1,767              47             14,821

Three Months Ended June 30, 2000
Sales to external customers                       78,882           24,311                 18,585             (95)           121,683
Intercompany sales                                 6,709            3,783                    373         (10,865)
Net income (loss)                                  2,652             (463)                   663             (26)             2,826

Six Months Ended June 30, 2000
Sales to external customers                      163,242           51,594                 36,002              81            250,919
Intercompany sales                                14,257            7,506                    682         (22,445)
Net income (loss)                                  9,718             (705)                 1,309             (37)            10,285

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

     At June 30, 2001, accounts receivable of $57.9 million were owned by Mine Safety Funding Corporation (MSF), an unconsolidated wholly-owned special purpose bankruptcy-remote subsidiary of the company. The company held a subordinated interest in these receivables of $28.0 million, of which $27.0 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $29.0 million at June 30, 2001.

     The key economic assumptions used to measure the retained interest at June 30, 2001 were a discount rate of 6 1/2% and an estimated life of 2.4 months. At June 30, 2001, an adverse change in the discount rate or estimated life of 10% and 20% would reduce the fair value of the retained interest by $75,000 and $150,000, respectively. The effect of hypothetical changes in fair value based on variations in assumptions should be used with caution and generally cannot be extrapolated. Additionally, the effect on the fair value of the retained interest of changing a particular assumption has been calculated without changing other assumptions. In reality, a change in one factor may result in changes in others.

(9) Effective January 1, 2001, the company adopted FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts. Adoption of this standard did not have a significant effect on the company's results or financial position.

(10) The company will adopt FAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under FAS No. 142 goodwill and other intangible assets with indefinite lives are not amortized, but are subject to periodic impairment tests that must be performed at least annually. Adoption of this standard will reduce amortization expense beginning in 2002; however, impairment tests could result in future periodic write-downs. The company is reviewing the provisions of this statement and its impact on results of operations and financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking statements
--------------------------

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding expectations for new products, cost reduction programs, fire department funding program, liquidity, sales and earnings, and market risk. Actual results may differ from expectations contained in such forward-looking statements and can be affected by any number of factors, many of which are outside of management's direct control. Among the factors that could cause such differences are the effects of cost reduction efforts, market acceptance of new products, the company's ability to fulfill order backlogs, market fire service market conditions, the economic environment, and interest and currency exchange rates.

Results of operations
----------------------

Three months ended June 30, 2001 and 2000
-----------------------------------------

Sales for the second quarter of 2001 were $134.8 million, an increase of $13.1 million, or 11%, from $121.7 million in the second quarter of 2000.

Second quarter 2001 sales for North American operations were 19% higher than in the second quarter of last year. Sales to the fire service market improved significantly, reflecting the introduction of the Evolution line of thermal imaging cameras and the CairnsHelmets line of firefighter head protection and continuing strength in shipments of breathing apparatus. Second quarter 2001 sales also include higher shipments of gas masks, breathing apparatus, and goggles to the U.S. government. Specialty chemical sales in second quarter 2001 were 18% higher than last year's second quarter. Specialty chemical sales to pharmaceutical industry customers were depressed during most of 2000.

Incoming orders of safety products exceeded shipments in second quarter 2001, resulting in higher backlog. The increase includes an order from the Chicago Fire department for more than 1,000 self-contained breathing apparatus. Shipments on this order began in June and are expected to be completed in September. Despite the increase in safety products order backlog during the quarter, the company believes that fire service orders are being delayed by continued uncertainty in the timing and selection of recipients of funding to be granted to U.S. fire departments under the Federal Emergency Management Agency
(FEMA) Assistance to Firefighters Program. This delay in fire department orders has been observed by other suppliers to the fire service market, and some expect that orders could be strong later in the year from departments that receive FEMA funding and also those who do not but will choose to expend other resources. Specialty chemical order backlog decreased sharply during the current quarter.

In Europe, second quarter 2001 sales to external customers were 8% lower than in second quarter 2000. Increases in local currency sales in some markets were more than offset by currency exchange rate movements. Local currency sales growth in the current quarter occurred primarily in Germany. Sales in other European companies, were mixed, but overall, were somewhat lower for the quarter.

Second quarter 2001 local currency sales for other international operations were 19% higher than in second quarter 2000, reflecting strong shipments in most markets. However, currency exchange effects reduced U.S. dollar sales growth of other international operations to 1%.

Gross profit for the second quarter of 2001 was $51.9 million, an increase of $8.6 million, or 20%, from $43.3 million in second quarter 2000. The ratio of gross profit to sales was 38.5% in the second quarter of 2001 compared to 35.6% in the corresponding quarter last year. The improved gross profit percentage reflects reductions in North American manufacturing costs.

Selling and administration costs in the second quarter of 2001 were $32.2 million, a decrease of $1.2 million, or 4%, from $33.4 million in the second quarter of 2000. The decrease occurred in European and other international operations and reflects lower reorganization charges in 2001 and the currency translation effect of the strong U.S. dollar.

Depreciation and amortization expense in second quarter 2001 was $6.5 million, an increase of $688,000, or 12%, over $5.8 million in the corresponding quarter last year. The increase is primarily due to depreciation and goodwill amortization associated with acquisitions made in mid-2000 and early 2001.

Interest expense was $1.4 million in second quarter 2001 compared to $877,000 in second quarter 2000. Higher interest expense in the current year reflects the additional debt required for the June 2000 repurchase of common stock from the family of a co-founder and the August 2000 acquisition of Cairns Helmets.

Other income was $72,000 for second quarter 2001 compared to $830,000 in second quarter 2000. Other income in the second quarter of 2000 included a gain of $700,000 on the sale of property.

Income before income taxes was $11.4 million for second quarter 2001 compared to $4.0 million in second quarter 2000.

The effective income tax rate for the second quarter of 2001 was 39.0% compared to 29.5% in second quarter 2000. The lower effective rate in 2000 was related to tax benefits on international operating losses, primarily in Germany, and adjustments to prior year foreign sales corporation tax benefits in the U.S.

Net income in the second quarter of 2001 was $7.0 million, or 59 cents per basic share, compared to $2.8 million, or 22 cents per basic share, in the second quarter last year.

Six months ended June 30, 2001 and 2000
---------------------------------------

Sales for the six months ended June 30, 2001 were $268.4 million, an increase of $17.5 million, or 7%, from $250.9 million last year.

North American sales for the first six months of 2001 were 13% higher than the same period last year. Shipments of thermal imaging cameras and helmets to the fire service market; gas masks and goggles to defense and civilian preparedness markets; and helmets for construction and industrial markets all improved significantly. Instrument sales were also higher, reflecting new product introductions. Sales of specialty chemicals were significantly higher than in the first six months of 2000, which experienced delayed orders from pharmaceutical industry customers.

Incoming orders for safety products exceeded sales during the first six months of 2001, particularly in government markets, resulting in a higher backlog. Specialty chemical order backlog decreased during the first six months of 2001.

Sales in Europe for the first six months of 2001 were 8% lower than the same period in 2000. Modest local currency sales growth was more than offset by currency exchange rate movements when stated in U.S. dollars. The local currency sales improvement occurred primarily in Germany.

Local currency sales of other international operations for the first six months of 2001 were 18% higher than in the same period last year, with all markets showing improvement. When stated in U.S. dollars, however, other international sales increased 2% due to currency exchange rate movements. Local currency sales were higher in all geographic markets, but particularly Australia, Brazil and South Africa.

Gross profit for the six months ended June 30, 2001 was $104.9 million, an increase of $11.2 million, or 12%, from $93.7 million in the first six months of 2000. The ratio of gross profit to sales was 39.1% in the six months ended June 30, 2001 compared to 37.3% in the corresponding period last year. The higher gross profit percentage reflects manufacturing cost reductions and favorable cost adjustments on several large orders.

Selling, general and administration costs in the six months ended June 30, 2001 were $65.0 million, a decrease of $1.0 million, or 2%, from $66.0 million in the same period last year. The decrease occurred in European and other international operations and reflects lower reorganization charges in 2001 and the translation effect of the strong U.S. dollar.

Depreciation and amortization expense was $12.9 million in the six months ended June 30, 2001 an increase of $1.1 million, or 9%, from $11.8 million in the same period last year. The increase is primarily due to depreciation and goodwill amortization associated with acquisitions made in mid-2000.

Interest expense for the six months ended June 30, 2001 was $3.0 million, an increase of $1.3 million, or 76%, from $1.7 million in the same period last year. Higher interest expense in 2001 relates to mid-2000 borrowings to finance acquisitions and stock repurchases.

Other income was $493,000 for six months ended June 30, 2001 compared to $1.9 million in the first half of 2000. Other income in the first half of 2000 included $1.5 million in gains on sales of property and the Merrillville repair business.

Income before income taxes was $24.1 million for the six months ended June 30, 2001 compared to $16.3 million in the first six months of 2000, an increase of $7.8 million or 48%.

The effective income tax rate for the six months ended June 30, 2001 was 38.6% compared to 37.0% in the same period last year. The lower effective rate in 2000 was due to tax benefits on international operating losses, primarily in Germany, and adjustments in the U.S. related to prior year foreign sales corporation tax benefits.

Net income in the six months ended June 30, 2001 was $14.8 million, or $1.25 per basic share, compared to $10.3 million, or 81 cents per basic share, in the first six months of 2000.

Liquidity and Financial Condition
---------------------------------

Cash and cash equivalents decreased $8.6 million during the first half of 2001 compared with an increase of $239,000 in the first half of 2000.

Operating activities provided $9.6 million of cash in first half of 2001 compared to providing $30.6 million in the same period last year. Lower cash provided by operations in 2001 is related to changes in working capital, primarily receivables and inventory. During the first half of 2001, inventory and receivables increased, while in the same period last year these items were reduced.

Cash of $17.2 million was used for investing activities in the first half of 2001 compared with the use of $11.9 million in 2000. The increased use of cash is primarily related to the acquisition of Surety Manufacturing and Testing, Ltd. in February 2001 and manufacturing and e-business system property additions.

Financing activities provided $104,000 in the first half of 2001 and used $18.1 million in the same period last year. Higher use of cash in 2000 related to the June 2000 repurchase of common stock from the family of a co-founder.

Available credit facilities and internal cash resources are considered adequate to provide for future operations, capital requirements and dividends to shareholders.

Financial Instrument Market Risk
--------------------------------

There have been no material changes in the company's financial instrument market risk during the first six months of 2001. For additional information, refer to page 17 of the company's Annual Report to Shareholders for the year ended December 31, 2000.

                          PART II  OTHER INFORMATION
                        MINE SAFETY APPLIANCES COMPANY


Item 1.  Legal Proceedings

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

               (a)   May 10, 2001 - Annual
                     Meeting

               (b)   Directors elected at
                     Annual Meeting:

                     John T. Ryan III

                     Directors whose term of office continued after the meeting:

                     Joseph L. Calihan
                     Calvin A. Campbell, Jr.
                     Thomas B. Hotopp
                     L. Edward Shaw, Jr.
                     Thomas H. Witmer

               (c)   Election of one Director for a term of three years:

                     John T. Ryan III         For               11,258,684
                                              Withhold             426,146
                                              Abstentions/             -0-
                                              Broker Nonvotes

                     Selection of PricewaterhouseCoopers LLP as independent
                      accountants for the year ending December 31, 2001.

                                              For               11,682,548
                                              Against                1,562
                                              Abstentions/             720
                                              Broker Nonvotes

               (d)   Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

               (a)   Exhibits - None

               (b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MINE SAFETY APPLIANCES COMPANY



Date: August 8, 2001                   By  /s/ Dennis L. Zeitler
                                       Dennis L. Zeitler
                                       Vice President - Finance;
                                       Principal Financial Officer