Form 10-Q
period 2001-09-30
MINE SAFETY APPLIANCES CO
filed 2001-11-02
CIK 66570

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001             Commission File No. 0-2504


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


            Yes   X                              No


As of October 31, 2001, there were outstanding 13,490,335 shares of common stock without par value, including 1,415,373 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                        MINE SAFETY APPLIANCES COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except share data)


                                                                                 September 30     December 31
                                                                                     2001            2000
ASSETS
  Current assets
    Cash                                                                        $    18,830       $  19,408
    Temporary investments, at cost which approximates market                          6,544           7,133
    Trade receivables, less allowance for doubtful accounts
      $2,458 and $2,363                                                              54,176          47,055
    Other receivables                                                                40,094          30,498
    Inventories:
      Finished products                                                              32,859          30,743
      Work in process                                                                11,864          10,451
      Raw materials and supplies                                                     35,442          31,487
                                                                               ------------      ----------
          Total inventories                                                          80,165          72,681

    Deferred tax assets                                                              15,311          14,167
    Prepaid expenses and other current assets                                        10,168          10,211
                                                                               ------------      ----------
          Total current assets                                                      225,288         201,153

  Property, plant and equipment                                                     385,927         383,741
  Less accumulated depreciation                                                    (232,919)       (224,155)
                                                                               ------------      ----------
          Net property                                                              153,008         159,586

  Prepaid pension cost                                                               92,713          78,157
  Deferred tax assets                                                                 9,418          10,315
  Other noncurrent assets                                                            45,027          40,472
                                                                               ------------      ----------
          TOTAL                                                                 $   525,454       $ 489,683
                                                                               ============      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes payable and current portion of long-term debt                         $     7,169       $   6,616
    Accounts payable                                                                 33,361          32,387
    Employees' compensation                                                          15,931          13,202
    Insurance                                                                         9,225           8,476
    Taxes on income                                                                  10,965           2,263
    Other current liabilities                                                        26,986          24,034
                                                                               ------------      ----------
          Total current liabilities                                                 103,637          86,978
                                                                               ------------      ----------

  Long-term debt                                                                     71,392          71,806
  Pensions and other employee benefits                                               53,958          54,626
  Deferred tax liabilities                                                           47,655          47,151
  Other noncurrent liabilities                                                        2,932           2,657

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                                            3,569           3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 60,000,000 shares of no par
      value; issued 20,355,681 and 20,335,797 (outstanding
      11,977,997 and 11,827,623)                                                     20,356          18,841
    Stock compensation trust - 1,419,373 and 1,639,320 shares                       (22,242)        (25,683)
    Less treasury shares, at cost:
      Preferred -    50,313 and    49,713 shares                                     (1,629)         (1,608)
      Common    - 6,958,311 and 6,868,854 shares                                   (131,933)       (129,066)
    Deferred stock compensation                                                        (772)         (1,145)
    Accumulated other comprehensive loss                                            (21,735)        (20,869)
    Earnings retained in the business                                               400,266         382,426
                                                                               ------------      ----------
          Total shareholders' equity                                                245,880         226,465
                                                                               ------------      ----------
          TOTAL                                                                 $   525,454       $ 489,683
                                                                               ============      ==========

See notes to consolidated condensed financial statements

                        MINE SAFETY APPLIANCES COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (Thousands of dollars, except earnings per share)

                                                               Three Months Ended         Nine Months Ended
                                                                   September 30              September 30
                                                                  2001        2000          2001        2000
Net sales                                                      $ 137,079    $ 119,745    $ 405,455   $ 370,664
Other income (expense)                                               930         (528)       1,423       1,390
                                                               ---------    ---------    ---------   ---------
                                                                 138,009      119,217      406,878     372,054
                                                               ---------    ---------    ---------   ---------
Costs and expenses
  Cost of products sold                                           83,939       76,869      247,384     234,096
  Selling, general and administrative                             32,811       29,618       97,817      95,607
  Depreciation and amortization                                    6,256        6,162       19,123      17,977
  Interest                                                         1,526        1,277        4,556       2,938
  Currency exchange losses (gains)                                   545          (73)         930        (266)
                                                               ---------    ---------    ---------   ---------
                                                                 125,077      113,853      369,810     350,352
                                                               ---------    ---------    ---------   ---------

Income before income taxes                                        12,932        5,364       37,068      21,702
Provision for income taxes                                         5,139        1,444       14,454       7,497
                                                               ---------    ---------    ---------   ---------
Net income                                                     $   7,793    $   3,920    $  22,614   $  14,205
                                                               =========    =========    =========   =========
Basic earnings per common share                                $    0.65    $    0.33    $    1.90   $    1.14
                                                               =========    =========    =========   =========
Diluted earnings per common share                              $    0.64    $    0.33    $    1.88   $    1.13
                                                               =========    =========    =========   =========
Dividends per common share                                     $    0.14    $    0.12    $    0.40   $    0.58
                                                               =========    =========    =========   =========

See notes to consolidated condensed financial statements

                        MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)

                                                                            Nine Months Ended
                                                                              September 30

                                                                           2001          2000
OPERATING ACTIVITIES
  Net income                                                            $ 22,614      $ 14,205
  Depreciation and amortization                                           19,123        17,977
  Pensions                                                               (13,116)      (12,486)
    Net gain on dispositions of property and businesses                   (1,984)       (1,575)
  Deferred income taxes                                                      255        (1,213)
    Changes in operating assets and liabilities                           (8,004)       21,861
    Other - including currency exchange adjustments                         (951)       (5,949)
                                                                        --------      --------
  Cash flow from operating activities                                     17,937        32,820

INVESTING ACTIVITIES
  Property additions                                                     (15,080)      (16,133)
  Dispositions of property and businesses                                  6,475         2,120
  Acquisitions and other investing                                        (7,045)      (25,162)
                                                                        --------      --------
  Cash flow from investing activities                                    (15,650)      (39,175)

FINANCING ACTIVITIES
  Changes in notes payable and short-term debt                               719           390
  Additions to long-term debt                                                  6        40,740
  Reductions of long-term debt                                              (484)         (267)
  Cash dividends                                                          (4,775)       (4,450)
  Company stock purchases                                                 (2,809)      (54,304)
  Company stock sales                                                      4,932        27,088
                                                                        --------      --------
  Cash flow from financing activities                                     (2,411)        9,197

Effect of exchange rate changes on cash                                   (1,043)         (869)
                                                                        --------      --------
(Decrease) increase in cash and cash equivalents                          (1,167)        1,973
Beginning cash and cash equivalents                                       26,541        17,108
                                                                        --------      --------
Ending cash and cash equivalents                                        $ 25,374      $ 19,081
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

                                                      Three Months Ended            Nine Months Ended
                                                         September 30                 September 30
                                                         2001       2000        2001            2000
                                                        ( In thousands)             ( In thousands)
        Net income                                     $ 7,793     $ 3,920     $ 22,614     $ 14,205
        Preferred stock dividends declared                  12          13           36           37
                                                       -------     -------     --------     --------
        Income available to common shareholders          7,781       3,907       22,578       14,168
                                                       -------     -------     --------     --------
        Basic shares outstanding                        11,883      11,900       11,853       12,457
        Stock options                                      246          46          167           50
                                                       -------     -------     --------     --------
        Diluted shares outstanding                      12,129      11,946       12,020       12,507
                                                       -------     -------     --------     --------
        Antidilutive stock options                           0          29            0           29
                                                       -------     -------     --------     --------

(6) Comprehensive income was $9,956,000 and $21,748,000 for the three and nine months ended September 30, 2001, respectively, and $1,134,000 and $8,184,000 for the three and nine months ended September 30, 2000, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

(7) The company is organized into three geographic operating segments (North America, Europe and Other International), each of which includes a number of operating companies.

        Reportable segment information is presented in the following table:

                                         (In Thousands)
                                             North                      Other       Reconciling     Consolidated
                                            America        Europe   International      items           totals
Three Months Ended September 30, 2001
Sales to external customers                 $ 96,378      $ 22,036     $ 18,624      $     41         $ 137,079
Intercompany sales                             5,169         4,716          543       (10,428)
Net income                                     6,290           860          955          (312)            7,793

Nine Months Ended September 30, 2001
Sales to external customers                  280,679        69,453       55,226            97           405,455
Intercompany sales                            14,494        15,249        1,504       (31,247)
Net income                                    18,778         1,379        2,722          (265)           22,614

Three Months Ended September 30, 2000
Sales to external customers                   78,941        22,290       18,410           104           119,745
Intercompany sales                             5,412         4,140          417        (9,969)
Net income (loss)                              3,921          (806)         813            (8)            3,920

Nine Months Ended September 30, 2000
Sales to external customers                  242,183        73,884       54,412           185           370,664
Intercompany sales                            19,669        11,647        1,099       (32,415)
Net income (loss)                             13,639        (1,511)       2,122           (45)           14,205

        Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(8) FAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, applies a control-oriented, financial components approach to financial-asset- transfer transactions. Financial assets, net of retained interests, are removed from the balance sheet when the assets are sold and control is surrendered. In September 2000, FAS No. 125 was replaced by FAS 140 which revised certain accounting and disclosure requirements for securitizations and other transfers of financial assets, but carried over most FAS No. 125 provisions.

        At September 30, 2001, accounts receivable of $67.2 million were owned by Mine Safety Funding Corporation (MSF), an unconsolidated wholly-owned special purpose bankruptcy-remote subsidiary of the company. The company held a subordinated interest in these receivables of $41.1 million, of which $40.1 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $25.0 million at September 30, 2001.

        The key economic assumptions used to measure the retained interest at September 30, 2001 were a discount rate of 5.2% and an estimated life of
        2.6 months. At September 30, 2001, an adverse change in the discount rate or estimated life of 10% and 20% would reduce the fair value of the retained interest by $73,000 and $146,000, respectively. The effect of hypothetical changes in fair value based on variations in assumptions should be used with caution and generally cannot be extrapolated. Additionally, the effect on the fair value of the retained interest of changing a particular assumption has been calculated without changing other assumptions. In reality, a change in one factor may result in changes in others.

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

        FAS No. 143, Acccounting for Asset Retirement Obligations, and FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, are effective for the company on January 1, 2003 and January 1, 2002, respectively. The company is currently evaluating the provisions of these statements and their impact on results of operations and financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Forward-looking statements
--------------------------

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding expectations for new products, cost reduction programs, fire department funding programs, liquidity, sales and earnings, and market risk. Actual results may differ from expectations contained in such forward-looking statements and can be affected by any number of factors, many of which are outside of management's direct control. Among the factors that could cause such differences are market acceptance of new products, the company's ability to fulfill order backlogs, fire service market conditions, the effects of cost reduction efforts, the global economic environment, and interest and currency exchange rates.

Results of operations
---------------------

Three months ended September 30, 2001 and 2000
----------------------------------------------

Sales for the third quarter of 2001 were $137.1 million, an increase of $17.4 million, or 14%, from $119.7 million in the third quarter of 2000.

Third quarter 2001 sales for North American operations were 22% higher than in the third quarter of last year. Sales to the fire service market were significantly higher than last year, reflecting continuing strength in shipments of breathing apparatus and the introduction of the Evolution line of thermal imaging cameras and the CairnsHelmets line of firefighter head protection during the third quarter of 2000. Third quarter 2001 sales included substantial shipments on an order for more than 1000 self-contained breathing apparatus for the Chicago Fire Department. Current quarter sales also included higher shipments of gas masks, breathing apparatus, and goggles to the U.S. government. Shipments of air-purifying respirators to distributors serving the three September 11th disaster sites increased significantly to support rescue and recovery efforts. Specialty chemical sales in the third quarter of 2001 were 17% lower than last year's third quarter.

Shipments of safety products exceeded incoming orders in third quarter 2001, resulting in lower backlog. Management believes that certain fire service orders in the U.S. were delayed during the second and third quarters until the recipients of funding granted to U.S. fire departments under the Federal Emergency Management Agency (FEMA) Assistance to Firefighters Program were announced. It is expected that the announcement of these awards will lead to increased fire service orders over time. However, in the short-term, the September 11th tragedy has resulted in changes in the mix of safety product orders as some local governments are diverting regular fire service funding to other priorities, while disaster recovery efforts and defense preparedness concerns have increased demand for air-purifying respirators, gas masks, and other personal protective equipment. The longer-term effects of these events on safety product orders remains to be seen. Specialty chemical order backlog increased modestly during the current quarter.

Third quarter 2001 sales to external customers by international operations were unchanged compared to third quarter 2000, with a 1% decrease in European sales being offset by a 1% increase in other international sales. Local currency sales of other international companies grew approximately 15%, but these gains were offset by currency exchange rate effects when stated in U.S. dollars. Exchange rate effects in Europe were minor during the quarter.

Gross profit for the third quarter of 2001 was $53.1 million, an increase of $10.2 million, or 24%, from $42.9 million in third quarter 2000. The ratio of gross profit to sales was 38.8% in the third quarter of 2001 compared to 35.8% in the corresponding quarter last year. The improved gross profit percentage reflects reductions in manufacturing costs.

Selling and administration costs in the third quarter of 2001 were $32.8 million, an increase of $3.2 million, or 11%, from $29.6 million in the third quarter of 2000. The increase occurred primarily in North America and reflects higher selling expenses associated with increased sales. Additionally, third quarter 2000 selling and administrative expenses were reduced by a pension settlement gain of $1.3 million.

Depreciation and amortization expense in third quarter 2001 was $6.3 million, an increase of 2% over $6.2 million in the corresponding quarter last year. The increase is primarily due to goodwill amortization associated with acquisitions made in 2000 and early 2001.

Interest expense was $1.5 million in third quarter 2001 compared to $1.3 million in third quarter 2000. Higher interest expense in the current quarter reflects additional debt required for the August 2000 acquisition of CairnsHelmets.

Other income was $930,000 for third quarter 2001 compared to an expense of $528,000 in third quarter 2000. Other income for third quarter 2001 included a gain of $1.3 million on the sale of property in Britain.

Income before income taxes was $12.9 million for third quarter 2001 compared to $5.4 million in third quarter 2000.

The effective income tax rate for the third quarter of 2001 was 39.7% compared to 26.9% in third quarter 2000. The lower effective rate in 2000 was related to tax benefits on international operating losses, primarily in Germany, and adjustments in the U.S. related to prior year foreign sales corporation tax benefits.

Net income in the third quarter of 2001 was $7.8 million, or 65 cents per basic share, compared to $3.9 million, or 33 cents per basic share, in the third quarter last year.

Nine months ended September 30, 2001 and 2000
---------------------------------------------

Sales for the nine months ended September 30, 2001 were $405.5 million, an increase of $34.8 million, or 9%, from $370.7 million last year.

North American sales for the first nine months of 2001 were 16% higher than the same period last year. Shipments of breathing apparatus, thermal imaging cameras and helmets to the fire service market; gas masks and goggles to defense and civilian preparedness markets; and helmets for construction and industrial markets all improved significantly in 2001. In September 2001, significant shipments of air-purifying respirators were made to the September 11th disaster sites. Instrument sales were also higher in 2001, reflecting new product introductions. Sales of specialty chemicals were 7% higher than in the first nine months of 2000. The increase in specialty chemical sales reflects gains in the first and second quarters, partially offset by lower sales in the third quarter.

Incoming orders for safety products exceeded sales during the first nine months of 2001, particularly in U.S. government markets, resulting in a higher backlog. Specialty chemical order backlog decreased modestly during the same period.

Sales in Europe for the first nine months of 2001 were 6% lower than during the same period in 2000. Modest local currency sales growth was more than offset by currency exchange rate movements when stated in U.S. dollars. The local currency sales improvement occurred primarily in Germany.

Local currency sales of other international operations for the first nine months of 2001 were approximately 15% higher than in the same period last year. When stated in U.S. dollars, however, other international sales increased only 1% due to negative currency exchange rate movements. Local currency sales were higher in all geographic markets, particularly Australia and Brazil.

Gross profit for the nine months ended September 30, 2001 was $158.1 million, an increase of $21.5 million, or 16%, from $136.6 million in the first nine months of 2000. The ratio of gross profit to sales was 39.0% in the nine months ended September 30, 2001 compared to 36.8% in the corresponding period last year. The higher gross profit percentage reflects manufacturing cost reductions.

Selling, general and administration costs in the nine months ended September 30, 2001 were $97.8 million, an increase of $2.2 million, or 2%, from $95.6 million in the same period last year. The increase occurred mainly in North America and includes higher selling expenses associated with sales increases.

Depreciation and amortization expense was $19.1 million in the nine months ended September 30, 2001 an increase of $1.1 million, or 6%, from $18.0 million in the same period last year. The increase is primarily due to depreciation and goodwill amortization associated with acquisitions made during 2000 and early 2001.

Interest expense for the nine months ended September 30, 2001 was $4.6 million, an increase of $1.7 million, or 59%, from $2.9 million in the same period last year. Higher interest expense in 2001 relates to mid-2000 borrowings to finance acquisitions and stock repurchases.

Other income was $1.4 million for both the nine months ended September 30, 2001 and the same period in 2000. Other income included interest and rent income totaling approximately $1.5 million in both years and net losses of approximately $350,000 on the sales of property and trade accounts receivables in both years.

Income before income taxes was $37.1 million for the nine months ended September 30, 2001 compared to $21.7 million in the first nine months of 2000, an increase of $15.4 million, or 71%.

The effective income tax rate for the nine months ended September 30, 2001 was 39.0% compared to 34.5% in the same period last year. The lower effective rate in 2000 was due to tax benefits on international operating losses, primarily in Germany, and adjustments in the U.S. related to prior year foreign sales corporation tax benefits.

Net income in the nine months ended September 30, 2001 was $22.6 million, or $1.90 per basic share, compared to $14.2 million, or $1.14 per basic share, in the first nine months of 2000.

Liquidity and Financial Condition
---------------------------------

Cash and cash equivalents decreased $1.2 million during the first nine months of 2001 compared with an increase of $2.0 million in the first nine months of 2000.

Operating activities provided $17.9 million of cash in first nine months of 2001 compared to providing $32.8 million in the same period last year. Lower cash provided by operations in 2001 is related to changes in working capital, primarily increases in receivables and inventory, partially offset by higher income. During the first nine months of 2000, inventory and receivables decreased significantly.

Investing activities used $15.7 million of cash in the first nine months of 2001 compared to using $39.2 million in 2000. The higher use of cash in 2000 was primarily related to the acquisition of CairnsHelmets in August 2000.

Financing activities used cash of $2.4 million in the first nine months of 2001 and provided $9.2 million in the same period last year. Financing activities in 2000 included $40 million provided from issuance of private placement bonds, partially offset by net purchases of common stock from the family of a co-founder.

Available credit facilities and internal cash resources are considered adequate to provide for future operations, capital requirements and dividends to shareholders.

Financial Instrument Market Risk
--------------------------------

There have been no material changes in the company's financial instrument market risk during the first nine months of 2001. For additional information, refer to page 17 of the company's Annual Report to Shareholders for the year ended December 31, 2000.

                          PART II  OTHER INFORMATION
                        MINE SAFETY APPLIANCES COMPANY



Item 1.  Legal Proceedings

            Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

                  (a)Exhibits - None

                  (b)Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MINE SAFETY APPLIANCES COMPANY



Date: November 2, 2001             By     /s/ Dennis L. Zeitler
                                          Dennis L. Zeitler
                                          Vice President - Finance;
                                          Principal Financial Officer