Form 10-K405
period 2001-12-31
MINE SAFETY APPLIANCES CO
filed 2002-03-27
CIK 66570

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                            For the fiscal year ended
                                December 31, 2001

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

For the fiscal year ended December 31, 2001           Commission File No. 0-2504

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

     121 Gamma Drive
     RIDC Industrial Park
     O'Hara Township
     Pittsburgh, Pennsylvania                                      15238
----------------------------------------                     -------------------
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

                     Yes  [X]                    No [ ]
                           -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 22, 2002, there were outstanding 12,102,227 shares of common stock, no par value, not including 1,415,373 shares held by the Mine Safety Appliances Company Stock Compensation Trust. Total market value of outstanding shares as of February 22, 2002 was $462,305,000. The aggregate market value of voting stock held by non-affiliates as of February 22, 2002 was $311,785,000.

                                  (COVER PAGE)

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference:

                                                                 FORM 10-K
DOCUMENT                                                        PART NUMBER
--------                                                        -----------

(1)  Annual Report to Shareholders
       for the year ended
       December 31, 2001                                         I, II, IV

(2)  Proxy Statement filed
       pursuant to Regulation 14A
       in connection with the registrant's
       Annual Meeting of Shareholders to
       be held on May 7, 2002                                      III

                                     PART I

Item 1. Business
----------------

     Operating Segments:
     ------------------

     The company is organized into three geographic operating segments - North America, Europe and Other International. Further information with respect to the registrant's operating segments is reported at Note 7 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareholders for the year ended December 31, 2001, incorporated herein by reference.

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

     Many of these products have wide application for workers in industries that include manufacturing, municipal and volunteer fire departments, public utilities, mining, chemicals, petroleum, construction, transportation, the military, and hazardous materials clean-up. Consumer products target the do-it-yourself market and are available through select home center retail outlets under the MSA Safety Works(TM) brand.

     Other products manufactured and sold, which do not fall within the category of safety and health equipment, include boron-based and other specialty chemicals. Additional information concerning the registrant's products is reported at Note 7 of Notes to Consolidated Financial Statements contained in the registrant's Annual Report to Shareholders for the year ended December 31, 2001, incorporated herein by reference.

     The registrant and its affiliated companies compete with many large and small enterprises. For most of the registrant's products and in most markets, principal methods of competition are product features, quality and price. In the opinion of management, the registrant is a leader in the manufacture of safety and health equipment.

     Orders, except under contracts with U.S. government agencies, are generally filled promptly after receipt and the production period for special items is usually less than one year. The year-end backlog of orders under contracts with U.S. government agencies was $27,400,000 in 2001, $14,582,000 in 2000 and
$10,225,000 in 1999.

     Sales of products to U.S. government agencies increased in 2001; in addition, incoming orders were higher than shipments in both 2001 and 2000. The company's business is not dependent on a single customer or group of related customers, the loss of which would have a material adverse effect on the registrant's results.

     Research:
     --------

     The registrant and its affiliated companies engage in applied research with a view to developing new products and new applications for existing products. Most of the products are designed and manufactured to meet currently applicable performance and test standards published by groups such as ANSI (American National Standards Institute), MSHA (Mine Safety & Health Administration), NIOSH (National Institute for Occupational Safety and Health), UL (Underwriters' Laboratories), SEI (Safety Equipment Institute), FM (Factory Mutual), CEN (European Committee for Standardization) and CSA (Canadian Standards Association). The registrant also from time to time engages in research projects for others such as the Bureau of Mines and the Department of Defense or its prime contractors. Registrant-sponsored research and development costs were $18,195,000 in 2001, $17,241,000 in 2000, and $17,097,000 in 1999.

     In the aggregate, patents have represented an important element in building the business of the registrant and its affiliates, but in the opinion of management no one patent or group of patents is of material significance to the business as presently conducted.

     General:
     -------

     The company was founded in 1914 and is headquartered in Pittsburgh, Pennsylvania. As of December 31, 2001, the registrant and its affiliated companies had approximately 4,100 employees, of which 2,000 were employed by international affiliates. None of the U.S. employees are subject to the provisions of a collective bargaining agreement.

     In the United States and in those countries in which the registrant has affiliates, its products are sold by its own salespersons, independent distributors and/or manufacturers' representatives. In countries where the registrant has no affiliate, products are sold primarily through independent distributors located in those countries.

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

     Further information about the registrant's business is included in Management's Discussion and Analysis at pages 14 to 19 of the 2001 Annual Report to Shareholders, incorporated herein by reference.

    Executive Officers:
    ------------------

                              All Positions and Offices
    Name            Age             Presently Held
    ----            ---       -------------------------


J. T. Ryan III       58       Chairman and
                              Chief Executive Officer

T. B. Hotopp         60       President

J. H. Baillie        55       Vice President

J. A. Bigler         52       Vice President

K. M. Bove           43       Vice President

D. H. Cuozzo         68       Vice President and Secretary

B. V. DeMaria        54       Vice President

W. M. Lambert        43       Vice President

G. W. Steggles       67       Senior Vice President

D. L. Zeitler        53       Vice President and Treasurer
                              (Chief Financial Officer)

     All the executive officers have been employed by the registrant since prior to January 1, 1997 and have held their present positions since prior to that date except as follows:

     (a) Mr. Baillie was employed by the registrant on January 21, 1999 and was elected Vice President. Prior to that time, he was Executive Vice President of Sylvania Lighting International.

     (b) Mr. Bigler was elected Vice President on January 9, 1998. Prior to that time, he was Director of Sales.

     (c) Mr. Bove was elected Vice President on August 22, 2000. From prior to January 1, 1997 until April 1997, he was Product Group Manager of Body Protection and Mining. From April 1997 until November 1998, he was Product Group Manager of Air Purifying Respirators for the Company. From November 1998 until November 1999, he was Division Marketing Manager. From November 1999, he was General Manager of the Instrument Division.

     (d) Mr. DeMaria was elected Vice President on January 9, 1998. Prior to that time, he was Director, Human Resources.

     (e) Mr. Lambert was elected Vice President on January 9, 1998. Prior to that time, he was General Manager of the Safety Products Division.

     (f) Mr. Steggles was elected Senior Vice President on January 1,1999. Prior to that time he was Vice President.

     (g) Mr. Zeitler was elected Chief Financial Officer on November 1, 2000. From prior to January 1, 1997, he was Treasurer. From January 1998, he was Vice President.

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

     World Headquarters:
     -------------------

     The registrant's executive offices are located at 121 Gamma Drive, RIDC Industrial Park, O'Hara Township, Pittsburgh, Pennsylvania 15238. This facility contains approximately 138,000 sq. ft.

     Production and Research Facilities:
     -----------------------------------

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

     Manufacturing facilities of the European operating segment of the registrant are located in France, Germany, Italy and Scotland. The most significant is located in Germany (approximately 454,000 sq. ft., excluding 104,000 sq. ft. leased to others). Research activities are also conducted in Germany. Manufacturing facilities for the Other International operating segment are located in Australia, Brazil, Chile, China, Japan, Peru and South Africa.

     Virtually all of these buildings are owned by the registrant and its affiliates and are constructed of granite, brick, concrete block, steel or other fire-resistant materials. The German facility is owned subject to encumbrances collateralizing indebtedness in the aggregate amount of $830,000 as of December 31, 2001.

     Sales Offices and Warehouses:
     -----------------------------

     Sales offices and distribution warehouses are owned or leased in the United States and 27 other countries in which the registrant's affiliates are located.

Item 3. Legal Proceedings
-------------------------

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matters were submitted to a vote of security holders during fourth quarter 2001.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Item 6.  Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Item 8.  Financial Statements and Supplementary Data

--------------------------------------------------------------------------------

     Incorporated by reference herein pursuant to Rule 12b - 23 are

     Item 5 - "Common Stock" appearing at page 19

     Item 6 - "Summary of Selected Financial Data" appearing at page 33

     Item 7 and 7a  - "Management's Discussion and Analysis" appearing at pages 14 to 19

     Item 8 - "Financial Statements and Notes to Consolidated Financial Statements" appearing at pages 20 to 32 of the Annual Report to Shareholders for the year ended December 31, 2001. Said pages of the Annual Report are submitted with this report and pursuant to Item 601(b)(13) of Regulation S-K shall be deemed filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 7a, 8 and 14 (a) hereof.

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

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference herein pursuant to Rule 12b - 23 are (1) "Election of Directors" appearing at pages 1 to 3, (2) "Other Information Concerning Directors and Officers" appearing at pages 4 to 10 (except as excluded below), and (3) "Stock Ownership" appearing at pages 13 to 16 of the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant's Annual Meeting of Shareholders to be held on May 7, 2002. The information appearing in such Proxy Statement under the captions "Compensation Committee Report on Executive Compensation," "Audit Committee Report" and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

     (a)  1 and 2. Financial Statements

          The following information appearing on pages 20 to 32 inclusive in the Annual Report to Shareholders of the registrant for the year ended December 31, 2001, is incorporated herein by reference pursuant to Rule 12b-23.

     Report of Independent Accountants

     Consolidated Statement of Income - three years ended December 31, 2001

     Consolidated Balance Sheet - December 31, 2001 and 2000

     Consolidated Statement of Changes in Retained Earnings and Accumulated
       Other Comprehensive Income - three years ended December 31, 2001

     Consolidated Statement of Cash Flows - three years ended December 31, 2001

     Notes to Consolidated Financial Statements

Said pages of the Annual Report are submitted with this report and, pursuant to
Item 601(b)(13) of Regulation S-K shall be deemed to be filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 14 (a)(1) and (2) hereof.

     The following additional financial information for the three years ended December 31, 2001 is filed with the report and should be read in conjunction with the above financial statements:

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

        (3)(ii) By-laws of the registrant, as amended on March 13, 2001, filed as Exhibit 3(ii) to Form 10-K on March 27, 2001, is incorporated herein by reference.

        (4) Rights Agreement dated as of February 10, 1997 between the registrant and Norwest Bank Minnesota, N.A., as Rights Agent, is filed herewith.

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

        (10)(c) *   Retirement Plan for Directors, as amended effective April
                    1, 2001, filed as Exhibit 10(c) to Form 10-K on March 27,
                    2001, is incorporated herein by reference.

        (10)(d) *   Supplemental Pension Plan as of May 5, 1998, filed as
                    Exhibit 10(g) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

        (10)(e) *   1990 Non-Employee Directors' Stock Option Plan as amended
                    effective April 1, 2001, filed as Exhibit 10(e) to Form 10-K on March 27, 2001, is incorporated herein by reference.

        (10)(f) *   Executive Insurance Program as Amended and Restated as of
                    January 1, 2001, filed as Exhibit 10(g) to Form 10-K on
                    March 27, 2001, is incorporated herein by reference.

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

..    The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

     (13) Annual Report to Shareholders for year ended December 31, 2001

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.

                                                                      Schedule I


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          Financial Statement Schedule

To the Board of Directors
of Mine Safety Appliances Company:

Our audits of the consolidated financial statements referred to in our report dated February 20, 2002 appearing in the 2001 Annual Report to Shareholders of Mine Safety Appliances Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 20, 2002

                                                                    SCHEDULE II


                 MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 2001
                                (IN THOUSANDS)


                                    2001          2000         1999
                                  -------        -------      -------
Allowance for doubtful accounts:

Balance at beginning of year       $2,363         $2,322       $3,004

Additions -
  Charged to costs and expenses     2,016            750          878

Deductions -
  Deductions from reserves   (1)    1,423            709          928
  Reversal of allowance      (2)                                  632
                                  -------        -------      -------
Balance at end of year             $2,956         $2,363       $2,322
                                  =======        =======      =======


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

                                             MINE SAFETY APPLIANCES COMPANY


     March 27, 2002                          By      /S/ John T. Ryan III
-------------------------------                 --------------------------------
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

     Signature                          Title                          Date
     ---------                          -----                          ----


/S/ John T. Ryan III         Director; Chairman of the Board      March 27, 2002
---------------------------  and Chief Executive Officer
John T. Ryan III


/S/ Dennis L. Zeitler        Vice President - Finance; Principal  March 27, 2002
---------------------------  Financial and Accounting Officer
Dennis L. Zeitler


/S/ Joseph L. Calihan        Director                             March 27, 2002
---------------------------
Joseph L. Calihan


/S/ Calvin A. Campbell, Jr.  Director                             March 27, 2002
---------------------------
Calvin A. Campbell, Jr.


/S/ James A. Cederna         Director                             March 27, 2002
---------------------------
James A. Cederna


/S/ Thomas B. Hotopp         Director                             March 27, 2002
---------------------------
Thomas B. Hotopp


/S/ L. Edward Shaw, Jr.      Director                             March 27, 2002
---------------------------
L. Edward Shaw, Jr.


/S/ John C. Unkovic          Director                             March 27, 2002
---------------------------
John C. Unkovic


/S/ Thomas H. Witmer         Director                             March 27, 2002
---------------------------
Thomas H. Witmer