Form 10-Q
period 2002-03-31
MINE SAFETY APPLIANCES CO
filed 2002-05-09
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002             Commission File No. 0-2504


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


            Yes   X                                         No

As of April 30, 2002, there were outstanding 12,165,187 shares of common stock without par value, not including 1,415,373 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                         PART I  FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                   (Thousands of dollars, except share data)

                                                                                       March 31              December 31
                                                                                         2002                   2001
ASSETS
  Current assets
    Cash                                                                            $          17,282    $          22,842
    Temporary investments, at cost which approximates market                                    3,953                4,150
    Trade receivables, less allowance for doubtful accounts
      $2,813 and $2,956                                                                        52,931               50,704
    Other receivables                                                                          37,326               38,325
    Inventories:
      Finished products                                                                        32,607               30,375
      Work in process                                                                          14,150               12,099
      Raw materials and supplies                                                               35,343               35,400
                                                                                      ----------------     ----------------

          Total inventories                                                                    82,100               77,874

    Deferred tax assets                                                                        12,880               12,944
    Prepaid expenses and other current assets                                                  11,100               10,158
                                                                                      ----------------     ----------------

          Total current assets                                                                217,572              216,997


  Property, plant and equipment                                                               391,587              387,789
  Less accumulated depreciation                                                              (240,210)            (236,128)
                                                                                      ----------------     ----------------

          Net property                                                                        151,377              151,661

  Prepaid pension cost                                                                         96,787               92,437
  Deferred tax assets                                                                          12,405               12,694
  Goodwill                                                                                     33,724               33,722
  Other noncurrent assets                                                                      14,084               13,187
                                                                                      ----------------     ----------------

          TOTAL                                                                     $         525,949    $         520,698
                                                                                      ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes payable and current portion of long-term debt                             $           7,122    $           6,484
    Accounts payable                                                                           25,035               24,751
    Employees' compensation                                                                    12,962               14,368
    Insurance                                                                                   8,804                9,267
    Taxes on income                                                                             6,958                4,812
    Other current liabilities                                                                  20,604               22,818
                                                                                      ----------------     ----------------

          Total current liabilities                                                            81,485               82,500
                                                                                      ----------------     ----------------


  Long-term debt                                                                               67,354               67,381
  Pensions and other employee benefits                                                         54,156               55,428
  Deferred tax liabilities                                                                     57,921               56,053
  Other noncurrent liabilities                                                                  6,153                5,832

  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                                                      3,569                3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 60,000,000 shares of no par
      value; issued 20,517,939 and 20,483,051 (outstanding
      12,129,577 and 12,100,727)                                                               26,476               25,386
    Stock compensation trust - 1,415,373 and 1,415,373 shares                                 (22,179)             (22,179)
    Less treasury shares, at cost:
      Preferred  -  50,313 and  50,313 shares                                                  (1,629)              (1,629)
      Common - 6,972,989 and 6,966,951 shares                                                (132,570)            (132,352)
    Deferred stock compensation                                                                (1,402)                (652)
    Accumulated other comprehensive income                                                    (27,240)             (26,216)
    Earnings retained in the business                                                         413,855              407,577
                                                                                      ----------------     ----------------

          Total shareholders' equity                                                          258,880              253,504
                                                                                      ----------------     ----------------

          TOTAL                                                                     $         525,949    $         520,698
                                                                                      ================     ================

See notes to consolidated condensed financial statements.

                        MINE SAFETY APPLIANCES COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
               (Thousands of dollars, except earnings per share)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                   2002              2001
Net sales                                                                    $         134,085  $        133,595
Other (expense) income                                                                    (137)              421
                                                                               ----------------  ----------------

                                                                                       133,948           134,016
                                                                               ----------------  ----------------

Costs and expenses
  Cost of products sold                                                                 81,412            80,528
  Selling, general and administrative                                                   31,101            32,795
  Depreciation and amortization                                                          6,015             6,366
  Interest                                                                               1,328             1,627
  Currency exchange losses (gains)                                                         523                (2)
                                                                               ----------------  ----------------

                                                                                       120,379           121,314
                                                                               ----------------  ----------------

Income before income taxes                                                              13,569            12,702
Provision for income taxes                                                               5,585             4,855
                                                                               ----------------  ----------------

Net income                                                                   $           7,984  $          7,847
                                                                               ================  ================


Basic earnings per common share                                              $            0.66  $           0.66
                                                                               ================  ================

Diluted earnings per common share                                            $            0.65  $           0.66
                                                                               ================  ================

Dividends per common share                                                   $            0.14  $           0.12
                                                                               ================  ================

See notes to consolidated condensed financial statements.

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                                                  Three Months Ended
                                                                                        March 31
                                                                                2002                 2001
OPERATING ACTIVITIES
  Net income                                                              $           7,984  $             7,847
  Depreciation and amortization                                                       6,015                6,366
  Pensions                                                                           (3,748)              (4,191)
  Net loss (gain) on sale of investments and assets                                      30                 (671)
  Deferred income taxes                                                               2,073                2,130
  Changes in operating assets and liabilities                                        (9,896)              (9,360)
  Other - including currency exchange adjustments                                    (1,246)                (732)
                                                                             ---------------      ---------------

  Cash flow from operating activities                                                 1,212                1,389
                                                                             ---------------      ---------------


INVESTING ACTIVITIES
  Property additions                                                                 (6,016)              (5,434)
  Property disposals                                                                     53                1,660
  Acquisitions, net of cash acquired, and other investing                               (62)              (6,802)
                                                                             ---------------      ---------------

  Cash flow from investing activities                                                (6,025)             (10,576)
                                                                             ---------------      ---------------


FINANCING ACTIVITIES
  Additions to long-term debt                                                             -                    6
  Reductions of long-term debt                                                          (13)                  (6)
  Changes in notes payable and short-term debt                                          671                8,404
  Cash dividends                                                                     (1,706)              (1,431)
  Company stock purchases                                                              (191)                (285)
  Company stock sales                                                                   453                  361
                                                                             ---------------      ---------------

  Cash flow from financing activities                                                  (786)               7,049
                                                                             ---------------      ---------------

Effect of exchange rate changes on cash                                                (158)              (1,114)
                                                                             ---------------      ---------------

Decrease in cash and cash equivalents                                                (5,757)              (3,252)
Beginning cash and cash equivalents                                                  26,992               26,541
                                                                             ---------------      ---------------

Ending cash and cash equivalents                                          $          21,235   $           23,289
                                                                             ===============      ===============


See notes to consolidated condensed financial statements.

                        MINE SAFETY APPLIANCES COMPANY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's annual report on Form 10-K for the year ended December 31, 2001 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

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

(5) Basic earnings per share is computed on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

                                                                                           Three Months Ended
                                                                                                 March 31
                                                                                           2002            2001
                                                                                              (In Thousands)
        Net income                                                                   $         7,984 $         7,847
        Preferred stock dividends                                                                 12              12
                                                                                       --------------  --------------

        Income available to common shareholders                                                7,972           7,835
                                                                                       --------------  --------------


        Basic shares outstanding                                                              12,109          11,835
        Stock options                                                                            143              91
                                                                                       --------------  --------------

        Diluted shares outstanding                                                            12,252          11,926
                                                                                       --------------  --------------

        Antidilutive stock options                                                               176             237
                                                                                       --------------  --------------

(6) Comprehensive income was $6,960,000 and $5,981,000 for the three months ended March 31, 2002 and 2001, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

(7) The company is organized into three geographic operating segments (North America, Europe and Other International), each of which includes a number of operating companies.

        Reportable segment information is presented in the following table:

                                                (In Thousands)
                                                Three Months Ended March 31, 2002

                                                   North                             Other                         Consolidated
                                                  America          Europe         International   Reconciling         Totals
Sales to external customers                       $95,507          $22,571          $15,995             $12           $134,085
Intercompany sales                                  5,126            7,254              503         (12,883)
Net income (loss)                                   7,586              (13)             504             (93)             7,984

                                            Three Months Ended March 31, 2001

                                                   North                             Other                         Consolidated
                                                  America          Europe         International   Reconciling         Totals
Sales to external customers                       $90,697          $25,066          $17,808             $24           $133,595
Intercompany sales                                  4,738            5,086              331         (10,155)
Net income                                          6,549              564              743              (9)             7,847


        Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(8) At March 31, 2002, accounts receivable of $64.4 million were owned by Mine Safety Funding Corporation, an unconsolidated wholly-owned bankruptcy-remote subsidiary of the company. The company held a subordinated interest in these receivables of $38.3 million, of which $37.3 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $25.0 million at March 31, 2002.

        At March 31, 2001, accounts receivable of $62.0 million were owned by Mine Safety Funding Corporation, an unconsolidated wholly-owned bankruptcy-remote subsidiary of the company. The company held a subordinated interest in these receivables of $32.0 million, of which $31.0 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $29.0 million at March 31, 2001.

        The key economic assumptions used to measure the retained interest at March 31, 2002 were a discount rate of 4% and an estimated life of 2.4 months. At March 31, 2002, an adverse change in the discount rate or estimated life of 10% and 20% would reduce the fair value of the retained interest by $56,000 and $111,000, respectively. The effect of hypothetical changes in fair value based on variations in assumptions should be used with caution and generally cannot be extrapolated. Additionally, the effect on the fair value of the retained interest of changing a particular assumption has been calculated without changing other assumptions. In reality, a change in one factor may result in changes in others.

(9) FAS 141, Business Combinations, requires the purchase method of accounting for all business combinations initiated after June 30, 2001, and established specific criteria for the recognition of intangible assets other than goodwill. There were no material business combinations from June 30, 2001 through March 31, 2002. The company does not expect the requirements of this statement to have a significant effect on its results of operations or financial position.

        Effective January 1, 2002, the company adopted the non-amortization provisions of FAS No. 142, Goodwill and Other Intangible Assets. Under this standard, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests that must be performed at least annually. If goodwill amortization had been discontinued January 1, 2001, net income for the year ended December 31, 2001, would have increased by $1.4 million, or eleven cents per share. The company has not yet determined the financial impact that the impairment provisions of FAS No. 142 will have on its consolidated financial statements. Any impairment charge resulting from the transitional impairment testing will be reported as a cumulative effect of a change in accounting principle.

        The effects of adopting the non-amortization provisions on net income and basic earnings per share for the three months ended March 31, 2002 and 2001 were as follows:

        In thousands                                        Net Income             Basic EPS
                                                            ----------             ---------
                                                         2002          2001      2002       2001
                                                        -----          ----      ----       ----
        Reported net income                            $ 7,984       $ 7,847    $ 0.66     $ 0.66
        Goodwill amortization                                            337                 0.03
                                                     ----------   -----------  --------  ---------
        Adjusted net income                            $ 7,984       $ 8,184    $ 0.66     $ 0.69
                                                     ==========   ===========  ========  =========

        Intangible assets include non-compete agreements that will be fully amortized in 2003 and patents that will be fully amortized in 2005. These items are included in other noncurrent assets. At March 31, 2002, intangible assets totaled $415,000, net of accumulated amortization of $2.6 million. Intangible asset amortization expense is expected to be approximately $355,000 in 2002, $115,000 in 2003, and $55,000 in 2004.

        Changes in goodwill and intangible assets, net of accumulated amortization, during the quarter ended March 31, 2002 were as follows:

                       (In thousands)                  Goodwill        Intangibles
                                                     -------------    -------------
        Net balances at December 31, 2001                  $33,722            $ 526
        Amortization expense                                                   (111)
        Translation                                              2
                                                     --------------   --------------
        Net balances at March 31, 2002                     $33,724            $ 415
                                                     ==============   ==============

        Effective January 1, 2002, the company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement amends previous accounting and disclosure requirements for impairments and disposals. Provisions of this statement are generally to be applied prospectively.

        FAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting for obligations associated with the retirement of tangible long-lived assets. The company will adopt FAS No. 143 effective January 1, 2003 and does not expect that the adoption of this statement will have a significant effect on its results of operations or financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking statements
--------------------------

Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from expectations contained in such statements.

Factors that may materially affect financial condition and future results include: global economic conditions; the threat of terrorism and its potential consequences; the timely and successful introduction of new products; timely and successful integration of acquisitions; the availability of funding in the fire service market; the ability of third party suppliers to provide key materials and components; market conditions affecting specialty chemical customers; liquidity; and currency exchange rates.

Results of operations
----------------------

Three months ended March 31, 2002 and 2001
------------------------------------------

Sales for the first quarter of 2002 were $134.1 million, an increase of $500,000, or less than 1%, from $133.6 million in the first quarter of 2001.

First quarter 2002 sales for North American operations were 5% higher than in the first quarter of last year. Shipments of gas masks and other air purifying respirators were significantly higher in 2002, reflecting continued strong product interest and demand in both government and commercial markets. Specialty chemical sales in first quarter 2002 were $3.0 million lower than in the first quarter of 2001. The decrease is partly a factor of unusually strong specialty chemical shipments in first quarter 2001. Based on current order backlog and anticipated customer needs, specialty chemical shipments are expected to improve for the remainder of the year.

Incoming orders of both safety products and specialty chemicals exceeded shipments in first quarter 2002, resulting in an increase in backlog.

In Europe, first quarter 2002 local currency sales to external customers were 5% lower than in first quarter 2001. The decrease in the current quarter occurred primarily in Sweden and Switzerland and relates to the discontinuation of third party distribution businesses in those countries during 2001. When stated in U.S. dollars, European sales were 10% lower due to adverse currency exchange rate movements.

First quarter 2002 local currency sales for Other International operations were approximately 5% higher than in first quarter 2001 on strong shipments in Australia, South Africa and Brazil. When stated in U.S. dollars, however, sales of Other International operations were 10% lower than in the first quarter of 2001.

Gross profit for the first quarter of 2002 was $52.7 million, a decrease of $400,000, or less than 1%, from $53.1 million in first quarter 2001. The ratio of gross profit to sales was 39.3% in the first quarter of 2002 compared to 39.7% in the corresponding quarter last year. The lower gross profit percentage is primarily due to product mix changes.

Selling, general and administration costs in the first quarter of 2002 were $31.1 million, a decrease of $1.7 million, or 5%, compared to $32.8 million in the prior year first quarter. The decrease reflects cost reductions resulting from reorganization initiatives in Europe and Other International operations.

Depreciation and amortization expense in first quarter 2002 was $6.0 million, a decrease of $350,000, or 5%, from $6.4 million in the corresponding quarter last year. The decrease includes the effect of discontinuing goodwill amortization in first quarter 2002 as prescribed by FAS No. 142. Goodwill amortization expense in 2001 was approximately $550,000 per quarter.

Interest expense was $1.3 million in first quarter 2002 compared to $1.6 million in first quarter 2001. Lower interest expense in first quarter 2002 reflects a $5 million reduction in notes payable during December 2001 and significantly lower short-term borrowings.

Currency exchange losses of $523,000 in first quarter 2002 were primarily due to the devaluation of the Argentine Peso. Currency exchanges differences were minimal in the first quarter of 2001.

Other income and expense was an expense of $137,000 for first quarter 2002 compared to income of $421,000 for first quarter 2001. Other income in first quarter 2001 included a gain of $700,000 on the sales of the safety products distribution business in Sweden.

Income before income taxes was $13.6 million for first quarter 2002 compared to $12.7 million in first quarter 2001, an increase of $867,000, or 7%.

The effective income tax rate for the first quarter of 2002 was 41.2% compared to 38.2% in first quarter 2001. The higher rate in 2002 relates to proportionately higher income in several high tax rate countries, valuation allowances on deferred tax assets, and differences in permanent items.

Net income in the first quarter of 2002 was $8.0 million, or 66 cents per basic share, compared to $7.8 million, or 66 cents per basic share, in the first quarter last year.

Corporate Initiatives
---------------------

On April 30, 2002, MSA acquired CGF Gallet, the leading European manufacturer of protective helmets for the fire service, as well as head protection for the police and military. This acquisition complements MSA Europe's strong existing line of fire service products, and provides the opportunity to capitalize on emerging opportunities where Gallet is strong - such as in the law enforcement, military, and aviation markets. Gallet will be integrated into the company's European operations and its products will be marketed under the MSA Gallet name. The integration is expected to be largely completed by the end of 2002.

Liquidity and Financial Condition
---------------------------------

Cash and cash equivalents decreased $5.8 million during the first quarter of 2002 compared with a decrease of $3.3 million in the first quarter of 2001.

Operating activities provided $1.2 million of cash in first quarter 2002 compared to providing $1.4 million in the same period last year.

Cash of $6.0 million was used for investing activities in the first quarter of 2002 compared with the use of $10.6 million in first quarter 2001. Higher use of cash for investing activities in the first quarter of 2001 was primarily related to the acquisition of Surety Manufacturing and Testing, Ltd.

Financing activities used $786,000 in the first quarter of 2002 and provided $7.0 million in the same period last year. Higher cash provided by financing activities in 2001 relates primarily to short term borrowings used to finance the Surety acquisition. There were no significant changes in indebtedness during first quarter 2002.

Available credit facilities and internal cash resources are considered adequate to provide for future operations, capital requirements, and dividends to shareholders.

Financial Instrument Market Risk
--------------------------------

There have been no material changes in the company's financial instrument market risk during the first three months of 2002. For additional information, refer to page 19 of the company's Annual Report to Shareholders for the year ended December 31, 2001.

Recently Issued Accounting Standards
------------------------------------

FAS 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. The company does not expect that the adoption of this statement will have a significant effect on its results or financial position.

                           PART II OTHER INFORMATION
                        MINE SAFETY APPLIANCES COMPANY

Item 1.  Legal Proceedings

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2002.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MINE SAFETY APPLIANCES COMPANY



Date:  May 9, 2002                  By  /s/ Dennis L. Zeitler
                                        ----------------------------
                                        Dennis L. Zeitler
                                        Vice President - Finance;
                                        Principal Financial Officer