Form 10-Q
period 2002-06-30
MINE SAFETY APPLIANCES CO
filed 2002-08-13
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002             Commission File No. 0-2504

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

            Yes   X                                         No

As of July 31, 2002, there were outstanding 12,190,978 shares of common stock without par value, not including 1,410,273 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                     PART I FINANCIAL INFORMATION
                     MINE SAFETY APPLIANCES COMPANY
                  CONSOLIDATED CONDENSED BALANCE SHEET
               (Thousands of dollars, except share data)

                                                                                   June 30      December 31
                                                                                    2002             2001
                                                                                  Unaudited

ASSETS
  Current assets
    Cash                                                                          $  17,430     $  22,842
    Temporary investments, at cost which approximates market                          3,266         3,859
    Trade receivables, less allowance for doubtful accounts
      $3,305 and $2,956                                                              66,885        50,704
    Other receivables                                                                31,793        38,325
    Inventories:
      Finished products                                                              36,488        30,375
      Work in process                                                                16,054        12,099
      Raw materials and supplies                                                     39,858        35,400
                                                                                  ---------     ---------
          Total inventories                                                          92,400        77,874

    Deferred tax assets                                                              13,978        12,944
    Prepaid expenses and other current assets                                        12,850        10,449
                                                                                  ---------     ---------
          Total current assets                                                      238,602       216,997

  Property, plant and equipment                                                     410,086       387,789
  Accumulated depreciation                                                         (250,650)     (236,128)
                                                                                  ---------     ---------
          Net property                                                              159,436       151,661

  Prepaid pension cost                                                              101,280        92,437
  Deferred tax assets                                                                13,513        12,694
  Goodwill                                                                           42,519        33,722
  Other noncurrent assets                                                            13,937        13,187
                                                                                  ---------     ---------
          TOTAL                                                                   $ 569,287     $ 520,698
                                                                                  =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes payable and current portion of long-term debt                           $   9,230     $   6,484
    Accounts payable                                                                 35,680        24,751
    Employees' compensation                                                          14,818        14,368
    Insurance                                                                         7,147         9,267
    Taxes on income                                                                   3,928         4,812
    Other current liabilities                                                        30,685        22,818
                                                                                  ---------     ---------
          Total current liabilities                                                 101,488        82,500
                                                                                  ---------     ---------
  Long-term debt                                                                     69,819        67,381
  Pensions and other employee benefits                                               58,951        55,428
  Deferred tax liabilities                                                           60,430        56,053
  Other noncurrent liabilities                                                        5,291         5,832
  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized
      100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                                            3,569         3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value; none issued
    Common stock - authorized 60,000,000 shares of no par
      value; issued 20,580,109 and 20,483,051 (outstanding
      12,192,007 and 12,100,727)                                                     27,891        25,386
    Stock compensation trust - 1,410,273 and 1,415,373 shares                       (22,099)      (22,179)
    Less treasury shares, at cost:
      Preferred - 50,313 and 50,313 shares                                           (1,629)       (1,629)
      Common - 6,977,829 and 6,966,951 shares                                      (132,780)     (132,352)
    Deferred stock compensation                                                      (1,177)         (652)
    Accumulated other comprehensive loss                                            (21,723)      (26,216)
    Earnings retained in the business                                               421,256       407,577
                                                                                  ---------     ---------
          Total shareholders' equity                                                273,308       253,504
                                                                                  ---------     ---------
          TOTALS                                                                  $ 569,287     $ 520,698
                                                                                  =========     =========

See notes to consolidated condensed financial statements

                   MINE SAFETY APPLIANCES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF INCOME
          (Thousands of dollars, except earnings per share)

                                             Three Months Ended        Six Months Ended
                                                  June 30                   June 30
                                                 Unaudited                 Unaudited
                                            2002          2001          2002        2001
Net sales                                 $ 150,719     $ 134,781    $ 284,804   $ 268,376
Other income                                  2,312            72        2,175         493
                                          ---------     ---------    ---------   ---------
                                            153,031       134,853      286,979     268,869
                                          ---------     ---------    ---------   ---------
Costs and expenses

  Cost of products sold                      94,719        82,917      176,131     163,445
  Selling, general and administrative        37,026        32,211       68,127      65,006
  Depreciation and amortization               6,298         6,501       12,313      12,867
  Interest                                    1,397         1,403        2,725       3,030
  Currency exchange (gains) losses           (1,075)          387         (552)        385
                                          ---------     ---------    ---------   ---------
                                            138,365       123,419      258,744     244,733
                                          ---------     ---------    ---------   ---------

Income before income taxes                   14,666        11,434       28,235      24,136
Provision for income taxes                    5,182         4,460       10,767       9,315
                                          ---------     ---------    ---------   ---------
Net income                                $   9,484     $   6,974    $  17,468   $  14,821
                                          =========     =========    =========   =========

Basic earnings per common share           $    0.78     $    0.59    $    1.44   $    1.25
                                          =========     =========    =========   =========

Diluted earnings per common share         $    0.77     $    0.58    $    1.42   $    1.24
                                          =========     =========    =========   =========

Dividends per common share                $    0.17     $    0.14    $    0.31   $    0.26
                                          =========     =========    =========   =========

See notes to consolidated condensed financial statements

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                                  Six Months Ended
                                                                       June 30
                                                                      Unaudited
                                                                  2002         2001

OPERATING ACTIVITIES
  Net income                                                    $ 17,468     $ 14,821
  Depreciation and amortization                                   12,313       12,867
  Pensions                                                        (7,466)      (8,750)
  Net gain on sale of investments and assets                         (32)        (653)
  Deferred income taxes                                            2,751        4,260
  Changes in operating assets and liabilities                     (3,805)     (13,612)
  Other                                                            1,096          708
                                                                ---------    ---------
  Cash flow from operating activities                             22,325        9,641

INVESTING ACTIVITIES
  Property additions                                             (12,114)     (11,448)
  Property disposals                                                 135        1,581
  Acquisitions, net of cash acquired, and other investing        (14,037)      (7,301)
                                                                ---------    ---------
  Cash flow from investing activities                            (26,016)     (17,168)

FINANCING ACTIVITIES
  Changes in notes payable and short-term debt                       818        3,652
  Additions to long-term debt                                         37            6
  Reductions of long-term debt                                    (1,523)        (471)
  Cash dividends                                                  (3,789)      (3,100)
  Company stock purchases                                           (427)      (1,375)
  Company stock sales                                              1,984        1,392
                                                                ---------    ---------
  Cash flow from financing activities                             (2,900)         104

Effect of exchange rate changes on cash                              586       (1,163)
                                                                ---------    ---------
Decrease in cash and cash equivalents                             (6,005)      (8,586)
Beginning cash and cash equivalents                               26,701       26,541
                                                                ---------    ---------
Ending cash and cash equivalents                                $ 20,696     $ 17,955
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

                                                                          Three Months Ended                Six Months Ended
                                                                                June 30                         June 30
                                                                         2002            2001            2002             2001
                                                                            ( In thousands)                 ( In thousands)
        Net income                                                    $      9,484    $      6,974    $     17,468     $     14,821
        Preferred stock dividends declared                                      12              12              24               24
                                                                      ------------    ------------    ------------     ------------

        Income available to common shareholders                              9,472           6,962          17,444           14,797
                                                                      ------------    ------------    ------------     ------------

        Basic shares outstanding                                            12,174          11,841          12,142           11,838
        Stock options                                                          157             165             150              128
                                                                      ------------    ------------    ------------     ------------

        Diluted shares outstanding                                          12,331          12,006          12,292           11,966
                                                                      ------------    ------------    ------------     ------------

        Antidilutive stock options                                              10               8              10                8
                                                                      ------------    ------------    ------------     ------------

(6) Comprehensive income was $15,001,000 and $21,961,000 for the three and six months ended June 30, 2002, respectively, and $5,811,000 and $11,792,000 for the three and six months ended June 30, 2001, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

(7) The company is organized into three geographic operating segments (North America, Europe and Other International), each of which includes a number of operating companies.

        Reportable segment information is presented in the following table:


                                                          North                            Other                        Consolidated
(In Thousands)                                           America           Europe       International    Reconciling        totals
Three Months Ended June 30, 2002
Sales to external customers                              $102,759          $29,206         $18,729        $     25         $150,719
Intercompany sales                                          4,966            8,695             587         (14,248)
Net income                                                  7,516              982             710             276            9,484

Six Months Ended June 30, 2002
Sales to external customers                               198,266           51,777          34,724              37          284,804
Intercompany sales                                         10,092           15,949           1,090         (27,131)
Net income                                                 15,102              969           1,214             183           17,468

Three Months Ended June 30, 2001
Sales to external customers                                93,604           22,351          18,794              32          134,781
Intercompany sales                                          4,587            5,447             630         (10,664)
Net income (loss)                                           5,939              (45)          1,024              56            6,974

Six Months Ended June 30, 2001
Sales to external customers                               184,301           47,417          36,602              56          268,376
Intercompany sales                                          9,325           10,533             961         (20,819)
Net income                                                 12,488              519           1,767              47           14,821

        Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(8) At June 30, 2002, accounts receivable of $63.9 million were owned by Mine Safety Funding Corporation, an unconsolidated wholly-owned bankruptcy-remote subsidiary of the company. The company held a subordinated interest in these receivables of $32.8 million, of which $31.8 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $30.0 million at June 30, 2002.

        At December 31, 2001, accounts receivable of $65.0 million were owned by Mine Safety Funding Corporation. The company held a subordinated interest in these receivables of $39.3 million, of which $38.3 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $25.0 million at December 31, 2001.

        The key economic assumptions used to measure the retained interest at June 30, 2002 were a discount rate of 4% and an estimated life of 2.4 months. At June 30, 2002, an adverse change in the discount rate or estimated life of 10% and 20% would reduce the fair value of the retained interest by $53,000 and $106,000, respectively. The effect of hypothetical changes in fair value based on variations in assumptions should be used with caution and generally cannot be extrapolated. Additionally, the effect on the fair value of the retained interest of changing a particular assumption has been calculated without changing other assumptions. In reality, a change in one factor may result in changes in others.

(9) During the second quarter, the company acquired CGF Gallet based in Lyon, France for $15.0 million. The acquisition has been recorded in accordance with FAS 141, Business Combinations, which requires the purchase method of accounting and establishes specific criteria for recognition of intangible assets other than goodwill. Preliminary estimates indicate goodwill associated with the acquisition will be approximately $8.5 million. The final allocation of the purchase price is expected to be completed by December 31, 2002. Gallet is the leading European manufacturer of protective helmets for the fire service, as well as head protection for the police and military. This acquisition complements MSA's strong existing line of fire service products and provides the opportunity to capitalize on opportunities where Gallet is strong - such as in the law enforcement, military and aviation markets. Gallet is being integrated into the company's operations and its products will be marketed under the MSA Gallet name. Gallet's results of operations for May and June 2002 are included in the consolidated financial statements.

        The following unaudited pro forma summary presents information as if Gallet had been acquired January 1, 2001:

                                                          Three Months Ended                Six Months Ended
                                                               June 30                          June 30
                                                    ------------------------------    ----------------------------
        (In thousands, except EPS)                         2002             2001            2002            2001
                                                           ----             ----            ----            ----
        Net sales                                        $154,198         $140,468        $298,630        $279,751
        Net income                                          9,637            7,134          18,444          15,140
        Basic earnings per share                             0.79             0.60            1.52            1.28

(10) Effective January 1, 2002, the company adopted the non-amortization provisions of FAS No. 142, Goodwill and Other Intangible Assets. Under this standard, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests that must be performed at least annually. If goodwill amortization had been discontinued January 1, 2001, net income for the year ended December 31, 2001, would have increased by $1.4 million, or eleven cents per share. The transitional impairment tests on goodwill as of January 1, 2002 have been completed and did not indicate that an impairment write-down should be recorded.

        The effects of adopting the non-amortization provisions on net income and basic earnings per share for the three and six months ended June 30, 2002 and 2001 were as follows:

        In thousands                      Three Months Ended June 30                        Six Months Ended June 30
                                          --------------------------                        ------------------------
                                      Net Income               Basic EPS               Net Income              Basic EPS
                                      ----------               ---------               ----------              ---------
                                    2002       2001         2002      2001          2002        2001        2002       2001
                                    ----       ----         ----      ----          ----        ----        ----       ----
        Reported net income      $ 9,484    $ 6,974       $ 0.78    $ 0.59      $ 17,468    $ 14,821      $ 1.44     $ 1.25
        Goodwill amortization                   344                   0.03                       681                   0.06
                                 ------------------       ----------------      --------------------     ------------------
        Adjusted net income      $ 9,484    $ 7,318       $ 0.78    $ 0.62      $ 17,468    $ 15,502      $ 1.44     $ 1.31
                                 ==================       ================      ====================     ==================

        Intangible assets include non-compete agreements that will be fully amortized in 2003 and patents that will be fully amortized in 2005. These items are included in other noncurrent assets. At June 30, 2002, intangible assets totaled $304,000, net of accumulated amortization of $2.7 million. Intangible asset amortization expense is expected to be approximately $355,000 in 2002, $115,000 in 2003, and $55,000 in 2004.

        Changes in goodwill and intangible assets, net of accumulated amortization, during the six months ended June 30, 2002 were as follows:

                       (In thousands)              Goodwill      Intangibles
                                                   --------      -----------
        Net balances at December 31, 2001          $ 33,722      $       526
        Additions to goodwill                         8,782
        Amortization expense                                            (222)
        Translation                                      15
                                                   --------      -----------
        Net balances at June 30, 2002              $ 42,519      $       304
                                                   ========      ===========

        Gallet intangible assets other than goodwill, if any, will be identified by December 31,2002 and reported separately.

(11) FAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting for obligations associated with the retirement of tangible long-lived assets. The company will adopt FAS No. 143 effective January 1, 2003 and does not expect that the adoption of this statement will have a significant effect on its results of operations or financial position.

        FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that costs associated with exit or disposal activities be recognized when the liability is incurred rather than at the date of commitment to an exit or disposal plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Early adoption is encouraged. The company does not expect that the adoption of this statement will have a significant effect on its results of operations or financial position

MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking statements

Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from expectations contained in such statements.

Factors that may materially affect financial condition and future results include: global economic conditions; the threat of terrorism and its potential consequences; the timely and successful introduction of new products; timely and successful integration of acquisitions; the availability of funding in the fire service and homeland security markets; the ability of third party suppliers to provide key materials and components; market conditions affecting specialty chemical customers; liquidity; and interest and currency exchange rates.

Corporate Initiatives

During the second quarter of 2002, MSA acquired CGF Gallet, the leading European manufacturer of protective helmets for the fire service, as well as head protection for the police and military. This acquisition complements MSA's strong existing line of fire service products, and provides the opportunity to capitalize on emerging opportunities where Gallet is strong - such as in the law enforcement, military, and aviation markets. Gallet is being integrated into the company's operations and its products are being marketed under the MSA Gallet name.

Results of operations

Three months ended June 30, 2002 and 2001

Sales for the second quarter of 2002 were $150.7 million, an increase of $15.9 million, or 12%, from $134.8 million in the second quarter of 2001.

Second quarter 2002 sales for North American operations of $102.8 million were $9.2 million, or 10%, higher than in the second quarter of last year. Shipments of respiratory protection products, including gas masks, respirators, and self-contained breathing apparatus, were significantly higher in 2002, reflecting continued strong product interest and demand in the homeland security and fire service markets. These sales gains were partially offset by somewhat lower sales of both portable and permanent instruments, primarily due to continuing sluggishness in industrial markets and capital spending. U.S.

exports of safety products were disappointing, affected by economic disturbances in key export country markets and, until recently, the strong U.S. dollar. Specialty chemical sales improved during the current quarter.

In Europe, second quarter 2002 sales of $29.2 million were $6.9 million, or 31% higher than in second quarter 2001. The increase reflects higher local currency sales in continuing operations and the addition of Gallet following its acquisition. When stated in U.S. dollars, European sales were also favorably affected by currency exchange rate movements.

Second quarter 2002 local currency sales for Other International operations were approximately 6% higher than in second quarter 2001 on strong shipments in South Africa. When stated in U.S. dollars, however, sales of Other International operations were flat, reflecting the strengthening of the U.S. dollar against African and South American currencies.

Gross profit for the second quarter of 2002 was $56.0 million, an increase of $4.1 million, or 8%, from $51.9 million in second quarter 2001. The ratio of gross profit to sales was 37.2% in the second quarter of 2002 compared to 38.5% in the corresponding quarter last year. The lower gross profit percentage is primarily due to product mix changes.

Selling, general and administration costs in the second quarter of 2002 were $37.0 million, an increase of $4.8 million, or 15%, compared to $32.2 million in second quarter 2001. The increase includes higher expenses in the U.S., post-acquisition expenses of Gallet, and the currency translation effects of the stronger Euro.

Depreciation and amortization expense in second quarter 2002 was $6.3 million, a decrease of $200,000, or 3%, from $6.5 million in the corresponding quarter last year. The decrease includes the effect of discontinuing goodwill amortization in 2002 as prescribed by FAS No. 142. Goodwill amortization expense was $564,000 in the second quarter of 2001. The decrease in goodwill amortization expense was partially offset by the additional depreciation for Gallet assets, the translation effect of the stronger Euro, and regular asset acquisitions.

Interest expense was $1.4 million in second quarters of both 2002 and 2001.

Currency exchange gains were $1.1 million in second quarter 2002 compared to losses of $387,000 in the second quarter of last year. The current quarter gain relates primarily to the strengthening of Euro and Canadian dollar-denominated assets, partially offset by continued devaluation of the Argentine Peso.

Other income was $2.3 million in the second quarter of 2002 compared to $72,000 for second quarter 2001. Other income in second quarter 2002 included a gain of $2.1 million on the sale of real estate development property in Pittsburgh.

Income before income taxes was $14.7 million for second quarter 2002 compared to $11.4 million in second quarter 2001, an increase of $3.2 million, or 28%.

The effective income tax rate for the second quarter of 2002 was 35.3% compared to 39.0% in second quarter 2001. The lower rate in 2002 relates to proportionately higher income in lower tax rate countries and permanent differences.

Net income in the second quarter of 2002 was $9.5 million, or 78 cents per basic share, compared to $7.0 million, or 59 cents per basic share, in the second quarter last year.

Six months ended June 30, 2002 and 2001

Sales for the six months ended June 30, 2002 were $284.8 million, an increase of $16.4 million, or 6%, from $268.4 million last year.

North American sales for the six months ended June 30, 2002 of $198.3 million were $14.0 million, or 8% higher than the same period last year. Higher shipments of gas masks and respirators to military and homeland security markets accounted for a significant portion of the improvement. Portable and permanent instrument sales were lower than in the same period last year, reflecting sluggishness in industrial markets. Sales of specialty chemicals were lower than in the first six months of 2001, primarily due to unusually strong shipments to pharmaceutical customers early in 2001.

Sales in Europe for the six months ended June 30, 2002 of $51.8 million were $4.4 million, or 9% , higher than the same period in 2001. The increase reflects local currency sales growth and the addition of Gallet sales, following its acquisition during the second quarter.

Local currency sales of Other International operations for the first six months of 2002 were approximately 5% higher than in the same period last year, with improvement primarily in South Africa and Brazil. When stated in U.S. dollars, however, Other International sales for the six months ended June 30, 2002 of $34.7 million were $1.9 million, or 5%, lower than last year due to currency exchange rate movements.

Gross profit for the six months ended June 30, 2002 was $108.7 million, an increase of $3.8 million, or 4%, from $104.9 million in the first six months of 2001. The ratio of gross profit to sales was 38.2% in the six months ended June 30, 2002 compared to 39.1% in the corresponding period last year. The lower gross profit percentage is primarily due to sales mix changes.

Selling, general and administration costs in the six months ended June 30, 2002 were $68.1 million, an increase of $3.1 million, or 5%, from $65.0 million in the same period last year. The increase includes higher expenses in the U.S., the post-acquisition expenses of Gallet, and the currency translation effects of the stronger Euro.

Depreciation and amortization expense was $12.3 million in the six months ended June 30, 2002, a decrease of $554,000, or 4%, from $12.9 million in the same period last year. The decrease is primarily due to the effect of discontinuing goodwill amortization in 2002 as prescribed by FAS No. 142. Goodwill amortization expense was $1.1 million for the six months ended June 30, 2001. The decrease in goodwill amortization expense was partially offset by the additional depreciation for Gallet assets, the translation effect of the stronger Euro, and regular asset acquisitions.

Interest expense for the six months ended June 30, 2002 was $2.7 million, a decrease of $305,000, or 10%, from $3.0 million in the same period last year. Lower interest expense in 2002 reflects a $5 million reduction in notes payable during December 2001 and lower average short-term borrowings.

Currency exchange gains were $552,000 in the six months ended June 30, 2002 compared to losses of $385,000 in the same period last year. The current year gain relates primarily to the strengthening of Euro and Canadian dollar-denominated assets, partially offset by continued devaluation of the Argentine Peso.

Other income was $2.2 million for the six months ended June 30, 2002 compared to $493,000 in the first half of 2001. Other income in the first half of 2002 included a gain of $2.1 million on the sale of real estate development property in Pittsburgh.

Income before income taxes was $28.2 million for the six months ended June 30, 2002 compared to $24.1 million in the first six months of 2001, an increase of $4.1 million, or 17%.

The effective income tax rate for the six months ended June 30, 2002 was 38.1% compared to 38.6% in the same period last year. The lower effective rate in 2002 relates to proportionately higher income in lower tax rate countries and differences in permanent items.

Net income in the six months ended June 30, 2002 was $17.5 million, or $1.44 per basic share, compared to $14.8 million, or $1.25 per basic share, in the first six months of 2001.

Liquidity and Financial Condition

Cash and cash equivalents decreased $6.0 million during the six months ended June 30, 2002 compared with a decrease of $8.6 million in the same period of 2001.

Operating activities provided $22.3 million of cash in the six months ended June 30, 2002 compared to providing $9.6 million in the first half of last year. The improvement reflects higher operating income and more favorable adjustments for non-cash income and expenses. Cash used for increases in net operating assets was also lower during the current year.

Cash of $26.0 million was used for investing activities in the first half of 2002 compared with the use of $17.2 million in the same period last year. The increased use of cash for investing activities in 2002 was primarily related to the Gallet acquisition. The 2001 amounts include cash used for the acquisition of Surety Manufacturing and Testing, Ltd. and the cash proceeds from the sale of a safety products distribution business in Sweden.

Financing activities used $2.9 million in the first half of 2002 and provided $104,000 in the same period last year. Higher cash provided by financing activities in 2001 related primarily to short term borrowings.

Available credit facilities and internal cash resources are considered adequate to provide for future operations, capital requirements, and dividends to shareholders.

Financial Instrument Market Risk

There have been no material changes in the company's financial instrument market risk during the first six months of 2002. For additional information, refer to page 19 of the company's Annual Report to Shareholders for the year ended December 31, 2001.

Recently Issued Accounting Standards

FAS 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. The company does not expect that the adoption of this statement will have a significant effect on its results or financial position.

FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that costs associated with exit or disposal activities be recognized when the liability is incurred rather than at the date of commitment to an exit or disposal plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Early adoption is encouraged. The company does not expect that the adoption of this statement will have a significant effect on its results of operations or financial position.

                            PART II OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY


Item 1. Legal Proceedings

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

                 (a) May 7, 2002 - Annual Meeting

                 (b) Directors elected at Annual Meeting:

                     Joseph L. Calihan
                     L. Edward Shaw, Jr.
                     Thomas H. Witmer

                     Directors whose term of office continued after the meeting:

                     Calvin A. Campbell, Jr.
                     Thomas B. Hotopp
                     James A. Cederna
                     John T. Ryan III
                     John C. Unkovic

                 (c) Election of three Directors for a term of three years:

                     Joseph L. Calihan     For                  11,769,507
                                           Withhold                 10,523
                                           Abstentions/                  0
                                           Broker Nonvotes

                     L. Edward Shaw, Jr.   For                  11,769,687
                                           Withhold                 10,343
                                           Abstentions/                  0
                                           Broker Nonvotes

                     Thomas H. Witmer      For                  11,764,495
                                           Withhold                 15,535
                                           Abstentions/                  0
                                           Broker Nonvotes

                     Selection of PricewaterhouseCoopers LLP as independent
                      accountants for the year ending December 31, 2002.

                                           For                  11,755,484
                                           Against                  24,521
                                           Abstentions/                 25
                                           Broker Nonvotes

                 (d)  Not Applicable

Item 6. Exhibits and Reports on Form 8-K

                 (a)  Exhibits - None

                 (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MINE SAFETY APPLIANCES COMPANY

Date: August 13, 2002              By /S/ Dennis L. Zeitler
                                          Dennis L. Zeitler
                                          Chief Financial Officer