Form 10-Q
period 2002-09-30
MINE SAFETY APPLIANCES CO
filed 2002-11-08
CIK 66570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002           Commission File No. 0-2504

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

       Yes   X                                        No

As of October 31, 2002, there were outstanding 12,207,029 shares of common stock without par value, not including 1,384,629 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

                          PART I FINANCIAL INFORMATION
                         MINE SAFETY APPLIANCES COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                    (Thousands of dollars, except share data)

                                                                             September 30  December 31
                                                                                 2002         2001
                                                                               Unaudited
ASSETS
  Current assets
    Cash                                                                     $    24,523   $    22,842
    Temporary investments, at cost which approximates market                       5,235         3,859
    Trade receivables, less allowance for doubtful accounts
      $3,362 and $2,956                                                           64,057        50,704
    Other receivables                                                             24,871        38,325
    Inventories:
      Finished products                                                           32,418        30,375
      Work in process                                                             15,009        12,099
      Raw materials and supplies                                                  38,926        35,400
                                                                             -----------   -----------
          Total inventories                                                       86,353        77,874

    Deferred tax assets                                                           13,419        12,944
    Prepaid expenses and other current assets                                     13,514        10,449
                                                                             -----------   -----------
          Total current assets                                                   231,972       216,997

  Property, plant and equipment                                                  410,054       387,789
  Accumulated depreciation                                                      (253,377)     (236,128)
                                                                             -----------   -----------
          Net property                                                           156,677       151,661

  Prepaid pension cost                                                           104,936        92,437
  Deferred tax assets                                                             13,530        12,694
  Goodwill                                                                        42,683        33,722
  Other noncurrent assets                                                         11,389        13,187
                                                                             -----------   -----------
          TOTAL                                                              $   561,187   $   520,698
                                                                             ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes payable and current portion of long-term debt                      $     5,345   $     6,484
    Accounts payable                                                              26,518        24,751
    Employees' compensation                                                       19,066        14,368
    Insurance                                                                      6,806         9,267
    Taxes on income                                                                2,835         4,812
    Other current liabilities                                                     30,118        22,818
                                                                             -----------   -----------
          Total current liabilities                                               90,688        82,500
                                                                             -----------   -----------

  Long-term debt                                                                  70,126        67,381
  Pensions and other employee benefits                                            59,125        55,428
  Deferred tax liabilities                                                        61,128        56,053
  Other noncurrent liabilities                                                     4,748         5,832
  Shareholders' equity
    Preferred stock, 4-1/2% cumulative - authorized 100,000 shares of $50 par value; issued 71,373
      shares, callable at $52.50 per share                                         3,569         3,569
    Second cumulative preferred voting stock - authorized
      1,000,000 shares of $10 par value;  none issued
    Common stock - authorized 60,000,000 shares of no par
      value; issued 20,580,109 and 20,483,051 (outstanding
      12,202,029 and 12,100,727)                                                  28,060        25,386
    Stock compensation trust - 1,389,629 and 1,415,373 shares                    (21,775)      (22,179)
    Less treasury shares, at cost:
      Preferred - 50,313 and 50,313 shares                                        (1,629)       (1,629)
      Common - 6,988,451 and 6,966,951 shares                                   (133,198)     (132,352)
    Deferred stock compensation                                                   (1,016)         (652)
    Accumulated other comprehensive loss                                         (23,604)      (26,216)
    Earnings retained in the business                                            424,965       407,577
                                                                             -----------   -----------
          Total shareholders' equity                                             275,372       253,504
                                                                             -----------   -----------
          TOTALS                                                             $   561,187   $   520,698
                                                                             ===========   ===========

See notes to consolidated condensed financial statements

                         MINE SAFETY APPLIANCES COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Thousands of dollars, except per share amounts)

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30                   September 30
                                                                       Unaudited                       Unaudited
                                                                 2002           2001                2002         2001
Net sales                                                    $   149,424    $   137,079        $   434,228    $ 405,455
Other income (expense)                                              (231)           930              1,944        1,423
                                                             -----------    -----------        -----------    ---------
                                                                 149,193        138,009            436,172      406,878
                                                             -----------    -----------        -----------    ---------
Costs and expenses
  Cost of products sold                                           94,091         83,939            270,222      247,384
  Selling, general and administrative                             36,054         32,811            104,181       97,817
  Depreciation and amortization                                    6,477          6,256             18,790       19,123
  Interest                                                         1,452          1,526              4,177        4,556
  Currency exchange losses                                           866            545                314          930
                                                             -----------    -----------        -----------    ---------
                                                                 138,940        125,077            397,684      369,810
                                                             -----------    -----------        -----------    ---------

Income before income taxes                                        10,253         12,932             38,488       37,068
Provision for income taxes                                         4,460          5,139             15,227       14,454
                                                             -----------    -----------        -----------    ---------
Net income                                                   $     5,793    $     7,793        $    23,261    $  22,614
                                                             ===========    ===========        ===========    =========

Basic earnings per common share                              $      0.47    $      0.65        $      1.91    $    1.90
                                                             ===========    ===========        ===========    =========

Diluted earnings per common share                            $      0.47    $      0.64        $      1.89    $    1.88
                                                             ===========    ===========        ===========    =========

Dividends per common share                                   $      0.17    $      0.14        $      0.48    $    0.40
                                                             ===========    ===========        ===========    =========

See notes to consolidated condensed financial statements

                         MINE SAFETY APPLIANCES COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)

                                                                                            Nine Months Ended
                                                                                               September 30
                                                                                                Unaudited
                                                                                       2002                   2001
OPERATING ACTIVITIES
  Net income                                                                        $   23,261             $   22,614
  Depreciation and amortization                                                         18,790                 19,123
  Pensions                                                                             (11,123)               (13,116)
  Net gain on sale of investments and assets                                               (44)                (1,984)
  Deferred income taxes                                                                  4,425                  6,390
  Changes in operating assets and liabilities                                            5,854                (16,368)
  Other                                                                                  2,215                  1,278
                                                                                    ----------             ----------
  Cash flow from operating activities                                                   43,378                 17,937

INVESTING ACTIVITIES
  Property additions                                                                   (18,418)               (15,080)
  Property disposals                                                                       214                  6,475
  Acquisitions, net of cash acquired, and other investing                              (14,070)                (7,045)
                                                                                    ----------             ----------
  Cash flow from investing activities                                                  (32,274)               (15,650)

FINANCING ACTIVITIES
  Changes in notes payable and short-term debt                                          (2,901)                   719
  Additions to long-term debt                                                               44                      6
  Reductions of long-term debt                                                          (1,403)                  (484)
  Cash dividends                                                                        (5,873)                (4,775)
  Company stock purchases                                                                 (846)                (2,809)
  Company stock sales                                                                    2,466                  4,932
                                                                                    ----------             ----------
  Cash flow from financing activities                                                   (8,513)                (2,411)

Effect of exchange rate changes on cash                                                    466                 (1,043)
                                                                                    ----------             ----------
Increase/(Decrease) in cash and cash equivalents                                         3,057                 (1,167)
Beginning cash and cash equivalents                                                     26,701                 26,541
                                                                                    ----------             ----------
Ending cash and cash equivalents                                                    $   29,758             $   25,374
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

                                                  Three Months Ended    Nine Months Ended
                                                     September 30          September 30
                                                    2002      2001       2002       2001
                                                    (In thousands)        (In thousands)
        Net income                                $ 5,793   $ 7,793     $23,261   $22,614
        Preferred stock dividends declared             12        12          36        36
                                                  -------   -------     -------   -------

        Income available to common shareholders     5,781     7,781      23,225    22,578
                                                  -------   -------     -------   -------

        Basic shares outstanding                   12,194    11,883      12,159    11,853
        Stock options                                 112       246         137       167
                                                  -------   -------     -------   -------

        Diluted shares outstanding                 12,306    12,129      12,296    12,020
                                                  -------   -------     -------   -------

        Antidilutive stock options                    184         0         184         0
                                                  -------   -------     -------   -------

(6) Comprehensive income was $3,912,000 and $25,873,000 for the three and nine months ended September 30, 2002, respectively, and $9,956,000 and $21,748,000 for the three and nine months ended September 30, 2001, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

(7) The company is organized into three geographic operating segments (North America, Europe and International), each of which includes a number of operating companies.

        Reportable segment information is presented in the following table:

(In Thousands)
                                                          North                                                        Consolidated
                                                         America          Europe       International    Reconciling        totals
Three Months Ended September 30, 2002
Sales to external customers                              $ 96,532         $34,948         $17,927        $     17         $149,424
Intercompany sales                                          4,670           8,434           1,009         (14,113)
Net income                                                  4,523             951             647            (328)           5,793

Nine Months Ended September 30, 2002
Sales to external customers                               294,798          86,725          52,651              54          434,228
Intercompany sales                                         14,762          24,383           2,099         (41,244)
Net income                                                 19,625           1,920           1,861            (145)          23,261

Three Months Ended September 30, 2001
Sales to external customers                                96,378          22,036          18,624              41          137,079
Intercompany sales                                          5,169           4,716             543         (10,428)
Net income                                                  6,290             860             955            (312)           7,793

Nine Months Ended September 30, 2001
Sales to external customers                               280,679          69,453          55,226              97          405,455
Intercompany sales                                         14,494          15,249           1,504         (31,247)
Net income                                                 18,778           1,379           2,722            (265)          22,614

        Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(8) At September 30, 2002, accounts receivable of $55.8 million were owned by Mine Safety Funding Corporation, an unconsolidated wholly-owned bankruptcy-remote subsidiary of the company. The company held a subordinated interest in these receivables of $25.9 million, of which $24.9 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $29.0 million at September 30, 2002.

        At December 31, 2001, accounts receivable of $65.0 million were owned by Mine Safety Funding Corporation. The company held a subordinated interest in these receivables of $39.3 million, of which $38.3 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $25.0 million at December 31, 2001.

        The key economic assumptions used to measure the retained interest at September 30, 2002 were a discount rate of 4% and an estimated life of
        2.1 months. At September 30, 2002, an adverse change in the discount rate or estimated life of 10% and 20% would reduce the fair value of the retained interest by $40,000 and $80,000, respectively. The effect of hypothetical changes in fair value based on variations in assumptions should be used with caution and generally cannot be extrapolated. Additionally, the effect on the fair value of the retained interest of changing a particular assumption has been calculated without changing other assumptions. In reality, a change in one factor may result in changes in others.

(9) During the second quarter, the company acquired CGF Gallet based in Lyon, France for $15.0 million. The acquisition has been recorded in accordance with FAS 141, Business Combinations, which requires the purchase method of accounting and establishes specific criteria for recognition of intangible assets other than goodwill. Preliminary estimates indicate goodwill associated with the acquisition will be approximately $8.7 million. The final allocation of the purchase price is expected to be completed by December 31, 2002. Gallet is the leading European manufacturer of protective helmets for the fire service, as well as head protection for the police and military. This acquisition complements MSA's strong existing line of fire service products and provides the opportunity to capitalize on opportunities where Gallet is strong - such as in the law enforcement, military and aviation markets. Gallet is being integrated into the company's operations and its products will be marketed under the MSA Gallet name. Gallet's results of operations for May through September 2002 are included in the consolidated financial statements.


        The following unaudited pro forma summary presents information as if Gallet had been acquired January 1, 2001:

                                                          Three Months Ended               Nine Months Ended
                                                             September 30                     September 30
                                                       ------------------------        ------------------------
        (In thousands, except EPS)                      2002            2001            2002             2001
                                                        ----            ----            ----             ----
        Net sales                                      $149,424        $144,182        $448,054        $423,933
        Net income                                        5,793           7,987          24,237          23,128
        Basic earnings per share                           0.47            0.67            1.99            1.95

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

        The effects of adopting the non-amortization provisions on net income and basic earnings per share for the three and nine months ended September 30, 2002 and 2001 were as follows:

        In thousands             Three Months Ended September 30        Nine Months Ended September 30
                               -----------------------------------   ------------------------------------
                                  Net Income          Basic EPS          Net Income          Basic EPS
                               -----------------   ---------------   ------------------   ---------------
                                 2002     2001      2002     2001      2002      2001      2002     2001
                               -------   -------   ------   ------   --------  --------   ------   ------
        Reported net income    $ 5,793   $ 7,793   $ 0.47   $ 0.65   $ 23,261  $ 22,614   $ 1.91   $ 1.90
        Goodwill amortization                346              0.03                1,027              0.09
                               -----------------   ---------------   ------------------   ---------------
        Adjusted net income    $ 5,793   $ 8,139   $ 0.47   $ 0.68   $ 23,261  $ 23,641   $ 1.91   $ 1.99
                               =================   ===============   ==================   ===============

        Intangible assets include non-compete agreements that will be fully amortized in 2003 and patents that will be fully amortized in 2005. These items are included in other noncurrent assets. At September 30, 2002, intangible assets totaled $216,000, net of accumulated amortization of $2.8 million. Intangible asset amortization expense is expected to be approximately $355,000 in 2002, $115,000 in 2003, and $55,000 in 2004.

        Changes in goodwill and intangible assets, net of accumulated amortization, during the nine months ended September 30, 2002 were as follows:

        (In thousands)                                Goodwill    Intangibles
                                                      --------    -----------
        Net balances at December 31, 2001             $ 33,722    $       526
        Additions to goodwill                            8,694
        Amortization expense                                             (310)
        Translation                                        267
                                                      --------    -----------
        Net balances at September 30, 2002            $ 42,683    $       216
                                                      ========    ===========

(11) On November 5, 2002, the company announced that is exploring various strategic options regarding the future operations of its Callery Chemical Division. These options could include various forms of strategic partnering, as well as the possible sale of the division. The Callery Chemical Division develops, manufactures, and sells specialty chemicals, including alkali metal strong bases and borane chemicals, for use in pharmaceuticals, agricultural chemicals, plastics, and a number of other applications.

(12) FAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting for obligations associated with the retirement of tangible long-lived assets. The company will adopt FAS No. 143 effective January 1, 2003 and does not expect that the adoption of this statement will have a significant effect on its results of operations or financial position.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from expectations contained in such statements.

Factors that may materially affect financial condition and future results include: global economic conditions; the threat of terrorism and its potential consequences; the timely introduction of new products; the successful integration of acquisitions; the availability of funding in the fire service and homeland security markets; the ability of third party suppliers to provide key materials and components; market conditions affecting specialty chemical customers; liquidity; and interest and currency exchange rates.

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

Results of operations

Three months ended September 30, 2002 and 2001

Sales for the third quarter of 2002 were $149.4 million, an increase of $12.3 million, or 9%, from $137.1 million in the third quarter of 2001.

Third quarter 2002 sales for North American operations of $96.5 million were $154,000 higher than in the third quarter of last year. Increased gas mask shipments, primarily to the government, were largely offset by lower sales of respirators, thermal imaging cameras and breathing apparatus. Respirator sales were very high in third quarter 2001, due to large shipments to distributors serving the September 11th disaster sites. Lower thermal imaging camera sales in the current quarter reflect slower summer demand in the fire service market and the anticipated November introduction of the new generation small, light-weight Evolution 5000 camera. Third quarter 2001 sales also benefited from large shipments of self-contained breathing apparatus to the Chicago Fire Department and oxygen self-rescuers to the Navy. Specialty chemical sales improved during the current quarter.

In Europe, third quarter 2002 sales of $34.9 million were $12.9 million, or 59%, higher than in third quarter 2001. The increase reflects higher local currency sales in existing operations and the addition of MSA Gallet sales of $9.0 million, following its acquisition in the second quarter of 2002. European sales also benefited from strong shipments of escape breathing devices to a Netherlands-based marine distributor and large government orders for gas masks and helmets in Austria. European sales, when stated in U.S. dollars, were favorably affected by currency exchange rate movements.

International sales of $17.9 million were $697,000, or 4%, lower than third quarter 2001. Lower sales in most of South America were partially offset by sales growth in South Africa and Brazil.

Gross profit for the third quarter of 2002 was $55.3 million, an increase of $2.2 million, or 4%, from $53.1 million in third quarter 2001. The ratio of gross profit to sales was 37.0% in the third quarter of 2002 compared to 38.8% in the corresponding quarter last year. The lower gross profit percentage was primarily due to product mix changes.

Selling, general and administration expenses in the third quarter of 2002 were $36.1 million, an increase of $3.3 million, or 10%, compared to $32.8 million in third quarter 2001. The increase includes higher expenses in the U.S., the inclusion of MSA Gallet, and the currency translation effect of the stronger Euro.

Depreciation and amortization expense in third quarter 2002 was $6.5 million, an increase of $221,000, or 4%, from $6.3 million in the corresponding quarter last year. The increase in depreciation and amortization expense was related to the addition of MSA Gallet assets, regular asset acquisitions, and the currency translation effect of the stronger Euro. As prescribed by FAS No. 142, goodwill amortization was discontinued at the beginning of 2002. Goodwill amortization expense was $567,000 in the third quarter of 2001.

Interest expense was $1.5 million in third quarters of both 2002 and 2001.

Currency exchange losses were $866,000 in third quarter 2002 compared to losses of $545,000 in the third quarter of last year. Current quarter losses relate primarily to unfavorable rate effects of the Canadian dollar and the Chilean Peso. Third quarter 2001 losses relate primarily to recognition of cumulative translation losses upon the sale of a Swiss subsidiary.

Other income and expense was an expense of $231,000 in the third quarter of 2002 compared to income of $930,000 for third quarter 2001. Other income in third quarter 2001 included a gain of $1.3 million on the sale of property in Britain.

Income before income taxes was $10.3 million for third quarter 2002 compared to $12.9 million in third quarter 2001, a decrease of $2.6 million, or 21%.

The effective income tax rate for the third quarter of 2002 was 43.5% compared to 39.7% in third quarter 2001. The higher rate in third quarter 2002 relates to higher losses in lower tax rate countries and differences in permanent items in non-U.S. taxing jurisdictions.

Net income in the third quarter of 2002 was $5.8 million, or 47 cents per basic share, compared to $7.8 million, or 65 cents per basic share, in the third quarter of last year.

Nine months ended September 30, 2002 and 2001

Sales for the nine months ended September 30, 2002 were $434.2 million, an increase of $28.7 million, or 7%, from $405.5 million last year.

North American sales for the nine months ended September 30, 2002 of $294.8 million were $14.1 million, or 5%, higher than the same period last year. The improvement was primarily related to higher shipments of gas masks to military and homeland security markets. Instrument sales were lower than in the same period last year, reflecting sluggishness in industrial markets. Sales of specialty chemicals were also lower than in the first nine months of 2001. Shipments of specialty chemicals to pharmaceutical customers were unusually strong in early 2001.

Incoming orders for safety products exceeded sales during the first nine months of 2002, particularly in government markets, resulting in a higher order backlogs. Specialty chemical order backlog also increased during the same period.

Sales in Europe for the nine months ended September 30, 2002 of $86.7 million were $17.3 million, or 25%, higher than in the same period of 2001. The increase reflects local currency sales growth in most established markets and the addition of MSA Gallet sales of $16.0 million, following its acquisition during the second quarter. When stated in U.S. dollars, European sales were favorably affected by the currency exchange rate effect of the stronger Euro.

Local currency sales of International operations for the first nine months of 2002 were approximately 3% higher than in the same period last year, with improvement primarily in South Africa, Australia, and Brazil being substantially offset by lower sales in most other markets. When stated in U.S. dollars, however, International sales for the nine months ended September 30, 2002 of $52.7 million were $2.6 million, or 5%, lower than last year due to currency exchange rate movements.

Gross profit for the nine months ended September 30, 2002 was $164.0 million, an increase of $5.9 million, or 4%, from $158.1 million in the first nine months of 2001. The ratio of gross profit to sales was 37.8% in the nine months ended September 30, 2002 compared to 39.0% in the corresponding period last year. The lower gross profit percentage in the current year is primarily due to sales mix changes.

Selling, general and administration costs in the nine months ended September 30, 2002 were $104.2 million, an increase of $6.4 million, or 7%, from $97.8 million in the same period last year. The increase includes higher expenses in the U.S., the post-acquisition expenses of MSA Gallet, and the currency translation effects of the stronger Euro.

Depreciation and amortization expense was $18.8 million in the nine months ended September 30, 2002, a decrease of $333,000, or 2%, from $19.1 million in the same period of 2001. As prescribed by FAS No. 142, goodwill amortization was discontinued at the beginning of 2002. Goodwill amortization expense was $1.7 million for the nine months ended September 30, 2001. This decrease was partially offset by an increase in depreciation expense due to the acquisition of MSA Gallet and regular asset additions.

Interest expense for the nine months ended September 30, 2002 was $4.2 million, a decrease of $379,000, or 8%, from $4.6 million in the same period last year. Lower interest expense in 2002 reflects a $5 million reduction in notes payable during December 2001 and lower average short-term borrowings.

Currency exchange losses were $314,000 for the nine months ended September 30, 2002 compared to losses of $930,000 in the same period last year. The current year loss was primarily due to significant devaluation of the Argentine Peso during the first half of the year, partially offset by Euro currency exchange gains. The loss during the first nine months of 2001 includes recognition of cumulative translation losses upon the sale of a Swiss subsidiary and unfavorable currency translation effects in Chile and Australia.

Other income and expense was income of $1.9 million for the nine months ended September 30, 2002 compared to $1.4 million of income in the same period of 2001. Other income in the first nine months of 2002 included a gain of $2.1 million on the sale of real estate development property in Pittsburgh. The prior year amount included a gain of $1.3 million on the sale of property in Britain.

Income before income taxes was $38.5 million for the nine months ended September 30, 2002 compared to $37.1 million in the first nine months of 2001, an increase of $1.4 million, or 4%.

The effective income tax rate for the nine months ended September 30, 2002 was 39.6% compared to 39.0% in the same period last year. The higher effective rate in 2002 relates to differences in permanent items in non-U.S. taxing jurisdictions.

Net income in the nine months ended September 30, 2002 was $23.3 million, or $1.91 per basic share, compared to $22.6 million, or $1.90 per basic share, in the first nine months of 2001.

Liquidity and Financial Condition

Cash and cash equivalents increased $3.1 million during the nine months ended September 30, 2002 compared with a decrease of $1.2 million in the same period of 2001.

Operating activities provided $43.4 million of cash in the nine months ended September 30, 2002 compared to providing $17.9 million in the same period last year. The improvement reflects the cash effects of changes in operating assets and liabilities and more favorable adjustments to operating income for non-cash income and expenses. During the nine months ended September 30, 2002 changes in operating assets and liabilities provided cash of $5.9 million, mainly due to collection of trade receivables in the U.S. In the same period last year, changes in operating assets and liabilities used $16.4 million primarily related to increases in receivables and inventory.

Cash of $32.3 million was used for investing activities in the first nine months of 2002 compared with the use of $15.7 million in the same period last year. The increased use of cash for investing activities in 2002 was primarily related to the Gallet acquisition. The 2001 amounts include cash used for the acquisition of Surety Manufacturing and Testing, Ltd., partially offset by the cash proceeds from the sale of a safety products distribution business in Sweden.

Financing activities used $8.5 million in the first nine months of 2002 and $2.4 million in the same period last year. The higher use of cash for financing activities in 2002 related primarily to reductions in short-term borrowings, increased dividends, and lower sales of common stock.

Available credit facilities and internal cash resources are considered adequate to provide for future operations, capital requirements, and dividends to shareholders.

Recently Issued Accounting Standards

FAS 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets. The company will adopt FAS 143 effective January 1, 2003 and does not expect that the adoption of this statement will have a significant effect on its results or financial position.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company's financial instrument market risk during the first nine months of 2002. For additional information, refer to page 19 of the company's Annual Report to Shareholders for the year ended December 31, 2001.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                            PART II OTHER INFORMATION
                         MINE SAFETY APPLIANCES COMPANY


Item 1.  Legal Proceedings

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits

                        99.1 Certification of J. T. Ryan III pursuant to 18 U.S.C. (S) 1350
                        99.2 Certification of D. L. Zeitler pursuant to 18 U.S.C. (S) 1350

               (b) Reports on Form 8-K

                   The Company filed a Form 8-K on August 13, 2002 under Item 9
                   - Regulation FD Disclosure.

                   The Company filed a Form 8-K on September 10, 2002 under Item 9 - Regulation FD Disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MINE SAFETY APPLIANCES COMPANY


Date: November 8, 2002            By  /s/ Dennis L. Zeitler
                                      Dennis L. Zeitler
                                      Chief Financial Officer

Certifications

     I, John T. Ryan III, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Mine Safety Appliances Company

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 8, 2002


/s/ John T. Ryan III


Chief Executive Officer

     I, Dennis L. Zeitler, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Mine Safety Appliances Company

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 8, 2002


/s/ Dennis L. Zeitler


Chief Financial Officer