Form 10-K
period 2002-12-31
MINE SAFETY APPLIANCES CO
filed 2003-03-28
CIK 66570

Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-K
 ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002

Commission file number 1-15579

MINE SAFETY APPLIANCES COMPANY
A Pennsylvania Corporation
IRS Employer Identification No. 25-0668780
121 Gamma Drive
RIDC Industrial Park
O’Hara Township
Pittsburgh, Pennsylvania 15238
Telephone 412/967-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Purchase Rights

(COVER PAGE)

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Gamma Drive RIDC Industrial Park O’Hara Township Pittsburgh, Pennsylvania	15238

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 412/967-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes ☒	No ☐

As of February 21, 2003, there were outstanding 12,204,242 shares of common stock, no par value, not including 1,384,629 shares held by the Mine Safety Appliances Company Stock Compensation Trust. Total market value of outstanding shares as of February 21, 2003 was $423,487,000. The aggregate market value of voting stock held by non-affiliates as of February 21, 2003 was $290,841,000.

(COVER PAGE)

DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference:

DOCUMENT		FORM 10-K PART NUMBER

(1)	Annual Report to Shareholders for the year ended December 31, 2002	I, II, IV

(2)	Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 8, 2003	III

PART I

Item 1.     Business

          Operating Segments:

          The company is organized into three geographic operating segments – North America, Europe and International. Further information with respect to the registrant’s operating segments is reported at Note 2 of Notes to Consolidated Financial Statements contained in the registrant’s Annual Report to Shareholders for the year ended December 31, 2002, incorporated herein by reference.

          Products and Markets:

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

          Many of these products have wide application for workers in industries that include manufacturing, municipal and volunteer fire departments, public utilities, mining, chemicals, petroleum, construction, transportation, the military, and hazardous materials clean-up. Consumer products target the do-it-yourself market and are available through select home center retail outlets under the MSA Safety Works™ brand.

          Additional information concerning the registrant’s products is reported at Note 2 of Notes to Consolidated Financial Statements contained in the registrant’s Annual Report to Shareholders for the year ended December 31, 2002, incorporated herein by reference.

          The registrant and its affiliated companies compete with many large and small enterprises. For most of the registrant’s products and in most markets, principal methods of competition are product features, quality and price. In the opinion of management, the registrant is a leader in the manufacture of safety and health equipment.

          Orders, except under contracts with U.S. government agencies, are generally filled promptly after receipt and the production period for special items is usually less than one year.  The year-end backlog of orders under contracts with U.S. government agencies  was $38,700,000 in 2002, $27,400,000 in 2001 and $14,582,000 in 2000.

          Sales of products to U.S. government agencies increased in 2002; in addition, incoming orders were higher than shipments in both 2002 and 2001. The company’s business is not dependent on a single customer or group of related customers, the loss of which would have a material adverse effect on the registrant’s results.

     Research:

          The registrant and its affiliated companies engage in applied research with a view to developing new products and new applications for existing products.  Most of the products are designed and manufactured to meet currently applicable performance and test standards published by groups such as ANSI (American National Standards Institute), MSHA (Mine Safety & Health Administration), NFPA (U.S. National Fire Protection Association), NIOSH (National Institute for Occupational Safety and Health), UL (Underwriters’ Laboratories), SEI (Safety Equipment Institute), FM (Factory Mutual), CEN (European Committee for Standardization) and CSA (Canadian Standards Association).  The registrant also from time to time engages in research projects for others such as the Bureau of Mines and the Department of Defense or its prime contractors.  Registrant-sponsored research and development costs for continuing operations were $20,372,000 in 2002, $16,740,000 in 2001, and $15,988,000 in 2000.

          In the aggregate, patents have represented an important element in building the business of the registrant and its affiliates, but in the opinion of management no one patent or group of patents is of material significance to the business as presently conducted.

     General:

          The company was founded in 1914 and is headquartered in Pittsburgh, Pennsylvania.  As of December 31, 2002, the registrant and its affiliated companies had approximately  4,400 employees, of which 2,300 were employed by international affiliates.  None of the U.S. employees are subject to the provisions of a collective bargaining agreement.

          In the United States and in those countries in which the registrant has affiliates, its products are sold by its own salespersons, independent distributors and/or manufacturers’ representatives.  In countries where the registrant has no affiliate, products are sold primarily through independent distributors located in those countries.

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

          Equipment and machinery for processing chemicals and rubber, plastic injection molding equipment, molds, metal cutting, stamping and working equipment, assembly fixtures and similar items are regularly acquired, repaired or replaced in the ordinary course of business at prevailing market prices.

          Further information about the registrant’s business is included in Management’s Discussion and Analysis at pages 14 to 19 of the 2002 Annual Report to Shareholders, incorporated herein by reference.

          Executive Officers:

Name	Age	All Positions and Offices Presently Held

J. T. Ryan III	59	Chairman and Chief Executive Officer
J. H. Baillie	56	Vice President; President, MSA Europe
J. A. Bigler	53	Vice President
K. M. Bove	44	Vice President
R. Cañizares	53	Vice President; President, International
B. V. DeMaria	55	Vice President
W. M. Lambert	44	Vice President; President, North America
D. K. McClaine	45	Secretary and General Counsel
D. L. Zeitler	54	Vice President, Chief Financial Officer, and Treasurer

          All the executive officers have been employed by the registrant since prior to January 1, 1998 and have held their present positions since prior to that date except as follows:

(a)

Mr. Baillie was employed by the registrant on January 21, 1999 was elected Vice President, and appointed President, MSA Europe. Prior to that time, he was Executive Vice President of Sylvania Lighting International.

(b)	Mr. Bigler was elected Vice President on January 9, 1998. Prior to that time, he was Director of Sales.

(c)

Mr. Bove was elected Vice President on August 22, 2000. From prior to January 1, 1998 until November 1998, he was Product Group Manager of Air Purifying Respirators for the Company. From November 1998 until November 1999, he was Division Marketing Manager. From November 1999, he was General Manager of the Instrument Division.

(d)

Mr. Cañizares was  employed by the registrant on January 20, 2003, elected Vice President and appointed President, International. Prior to that time, he was Senior Vice President, Global Sales & Service Group of Trane Company.

(e)	Mr. DeMaria was elected Vice President on January 9, 1998. Prior to that time, he was Director, Human Resources.

(f)	Mr. Lambert was appointed President, North America on August 22, 2002. He was elected Vice President on January 9, 1998. Prior to that time, he was General Manager of the Safety Products Division.

(g)	Mr. McClaine was elected Secretary on July 1, 2002. Prior to that time, he was Associate General Counsel.

(h)	Mr. Zeitler was elected Chief Financial Officer on November 1, 2000. From January 1998, he was Vice President.

             The executive officers of the registrant serve at the pleasure of the Board of Directors and are not elected to any specified term of office.

             The primary responsibilities of these officers follow:

Individual	Responsibilities

Mr. Baillie	European operations
Mr. Bigler	North America sales and distribution
Mr. Bove	Research, product development, manufacturing and marketing of instrument products in North America
Mr. Cañizares	International operations outside North America and Europe
Mr. DeMaria	Human resources and corporate communications
Mr. Lambert	North America operations
Mr. McClaine	General Counsel

Item 2.     Properties

          World Headquarters:

          The registrant’s executive offices are located at 121 Gamma Drive, RIDC Industrial Park, O’Hara Township, Pittsburgh, Pennsylvania 15238.  This facility contains approximately 138,000 sq. ft.

          Production and Research Facilities:

          The registrant’s principal North American manufacturing and research facilities are located in the Greater Pittsburgh area in buildings containing approximately 957,000 square feet.  Other North American manufacturing and research facilities of the registrant are located in Jacksonville, North Carolina (107,000 sq. ft.), Sparks, Maryland (54,000 sq. ft.), Englewood, Colorado (41,000 sq. ft.), Clifton, New Jersey (41,000 sq. ft.), Newport, Vermont (11,500 sq. ft.), Quebec, Canada (20,700 sq. ft.), Etobicoke, Canada (6,500 sq. ft.), and Naucalpan, Mexico (5,800 sq. ft.).

          Manufacturing facilities of the European operating segment of the registrant are located in France, Germany, Italy and Scotland.  The most significant is located in Germany (approximately 447,000 sq. ft., excluding 111,000 sq. ft. leased to others) and France (approximately 78,000 sq. ft.). Research activities are also conducted in Germany. Manufacturing facilities for the International operating segment are located in Australia, Brazil, China and South Africa.

          Virtually all of these buildings are owned by the registrant and its affiliates  and are constructed of granite, brick, concrete block, steel or other fire-resistant materials.

          Sales Offices and Warehouses:

          Sales offices and distribution warehouses are owned or leased in the United States and 33 other countries in which the registrant’s affiliates are located.

Item 3.  Legal Proceedings

          Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during fourth quarter 2002.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Item 6.     Selected Financial Data

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

Item 8.     Financial Statements and Supplementary Data

Incorporated by reference herein pursuant to Rule 12b - 23 are

          Item 5 - “Common Stock” appearing at page 19

          Item 6 - “Summary of Selected Financial Data” appearing at page 35

          Item 7 and 7a - “Management’s Discussion and Analysis” appearing at pages 14 to 19

          Item 8 - “Consolidated Financial Statements and Notes to Consolidated Financial Statements” appearing at pages 20 to 34 of the Annual Report to Shareholders for the year ended December 31, 2002.  Said pages of the Annual Report are submitted with this report and pursuant to Item 601(b)(13) of Regulation S-K shall be deemed filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 7a, 8 and 15 (a) hereof.

          Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Item 11.     Executive Compensation

Item 12.     Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.

Item 13.     Certain Relationships and Related Transactions

          Incorporated by reference herein pursuant to Rule 12b - 23 are (1) “Election of Directors” appearing at pages 1 to 3, (2)  “Other Information Concerning Directors and Officers” appearing at pages 4 to 10 (except as excluded below), and (3) “Stock Ownership” appearing at pages 13 to 16 of the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 8, 2003. The information appearing in such Proxy Statement under the captions “Compensation Committee Report on Executive Compensation,” “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein.

Item 12.     Equity Compensation Plan Information

This information is provided pursuant to Item 12.

The following table sets forth information as of December 31, 2002 concerning common stock issuable under the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	492,938	$29.06	891,057
Equity compensation plans not approved by security holders	None	—	None

Total	492,938	$29.06	891,057

Item 14.     Controls and Procedures

          The Chief Executive Officer and the Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclose controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1 and 2.	Financial Statements

                                                  The following information appearing on pages 20 to 34 inclusive in the Annual Report to Shareholders of the registrant for the year ended December 31, 2002, is incorporated herein by reference pursuant to Rule 12b-23.

Report of Independent Accountants

Consolidated Statement of Income - three years ended December 31, 2002

Consolidated Balance Sheet - December 31, 2002 and 2001

Consolidated Statement of Changes in Retained Earnings and Accumulated Other Comprehensive Income - three years ended December 31, 2002

Consolidated Statement of Cash Flows - three years ended December 31, 2002

Notes to Consolidated Financial Statements

Said pages of the Annual Report are submitted with this report and, pursuant to Item 601(b)(13) of Regulation S-K shall be deemed to be filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 15 (a)(1) and (2) hereof.

          The following additional financial information for the three years ended December 31, 2002 is filed with the report and should be read in conjunction with the above financial statements:

          Report of Independent Accountants on Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements and consolidated notes to the financial statements listed above.

(a)	3.	Exhibits

		(3) (i)	Restated Articles of Incorporation as amended to April 27, 1989, filed as Exhibit 3(i) to Form 10-Q on August 12, 1999, are incorporated herein by reference.

		(3) (ii)	By-laws of the registrant, as amended on March 13, 2001, filed as Exhibit 3(ii) to Form 10-K on March 27, 2001, is incorporated herein by reference.

(4)

Rights Agreement dated as of February 10, 1997 between the registrant and Norwest Bank Minnesota, N.A., as Rights Agent, filed as Exhibit (4) to Form 10-K on March 27, 2002, is incorporated herein by reference.

		(10) (a) *	1987 Management Share Incentive Plan, filed as Exhibit 10(a) to Form 10-K on March 26, 1999, is incorporated herein by reference.

		(10) (b) *	1998 Management Share Incentive Plan, is filed herewith.

		(10) (c) *	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(c) to Form 10-K on March 27, 2001, is incorporated herein by reference.

		(10) (d) *	Supplemental Pension Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

		(10) (e) *	1990 Non-Employee Directors’ Stock Option Plan as amended effective April 1, 2001, filed as Exhibit 10(e) to Form 10-K on March 27, 2001, is incorporated herein by reference.

		(10) (f) *	Executive Insurance Program as Amended and Restated as of January 1, 2001, filed as Exhibit 10(g) to Form 10-K on March 27, 2001, is incorporated herein by reference.

		(10) (g) *	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(k) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

		(10) (h) *	Form of Severance Agreement as of May 20, 1998 between the

registrant and John T. Ryan III, filed as Exhibit 10(m) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

(10) (i) *	Form of Severance Agreement between the registrant and the other executive officers filed as Exhibit 10(n) to Form 10-Q on August 14, 1998, is incorporated herein by reference.

(10) (j) *	First Amendment to the 1998 Management Share Incentive Plan as of March 10, 1999, filed as Exhibit 10(l) to Form 10-K on March 26, 1999, is incorporated herein by reference.

(10) (k)	Trust Agreement as of June 1, 1996 between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust, is filed herewith.

(10) (l) *	MSA Supplemental Savings Plan, as amended and restated effective January 1, 2003, is filed herewith.

(99) (1)	Certification of J. T. Ryan III pursuant to 18 U.S.C.(5)1350.

(99) (2)	Certification of D. L. Zeitler pursuant to 18 U.S.C.(5)1350.

•	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

	(13)	Annual Report to Shareholders for year ended December 31, 2002

	(21)	Affiliates of the registrant

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

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2002.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of Mine Safety Appliances Company:

Our audits of the consolidated financial statements referred to in our report dated February 21, 2003 appearing in the 2002 Annual Report to Shareholders of Mine Safety Appliances Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 21, 2003

F-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

March 28, 2003	By	/s/ JOHN T. RYAN III

(Date)		John T. Ryan III
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. RYAN III	Director; Chairman of the Board and Chief Executive Officer	March 28, 2003

John T. Ryan III

/s/ DENNIS L. ZEITLER	Vice President - Finance; Principal Financial and Accounting Officer	March 28, 2003

Dennis L. Zeitler

/s/ JOSEPH L. CALIHAN	Director	March 28, 2003

Joseph L. Calihan

/s/ CALVIN A. CAMPBELL, JR.	Director	March 28, 2003

Calvin A. Campbell, Jr.

/s/ JAMES A. CEDERNA	Director	March 28, 2003

James A. Cederna

/s/ THOMAS B. HOTOPP	Director	March 28, 2003

Thomas B. Hotopp

/s/ L. EDWARD SHAW, JR.	Director	March 28, 2003

L. Edward Shaw, Jr.

/s/ JOHN C. UNKOVIC	Director	March 28, 2003

John C. Unkovic

/s/ THOMAS H. WITMER	Director	March 28, 2003

Thomas H. Witmer

Certifications

I, John T. Ryan III, certify that:

1.	I have reviewed this annual report on Form 10-K of Mine Safety Appliances Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ JOHN T. RYAN III

	Name:	John T. Ryan III
	Title:	Chairman of the Board and Chief Executive Officer

I, Dennis L. Zeitler, certify that:

1.	I have reviewed this annual report on Form 10-K of Mine Safety Appliances Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ DENNIS L. ZEITLER

	Name:	Dennis L. Zeitler
	Title:	Chief Financial Officer And Treasurer

SCHEDULE II

MINE SAFETY APPLIANCES COMPANY AND AFFILIATES
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2002
(IN THOUSANDS)

	2002	2001	2000

Allowance for doubtful accounts:
Balance at beginning of year	$2,956	$2,363	$2,322
Additions -
Charged to costs and expenses	1,538	1,358	750
Deductions -
Deductions from reserves (1)	360	765	709

Balance at end of year	$4,134	$2,956	$2,363

(1)  Bad debts written off, net of recoveries.

F-2