Form 10-Q
period 2003-03-31
MINE SAFETY APPLIANCES CO
filed 2003-05-14
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-0668780 (IRS Employer Identification No.)

121 Gamma Drive RIDC Industrial Park O’Hara Township Pittsburgh, Pennsylvania (Address of principal executive offices)	15238 (Zip Code)

Registrant’s telephone number, including area code: 412/967-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X                    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).

Yes X                    No

As of April 30, 2003, there were outstanding 12,230,224 shares of common stock without par value, not including 1,344,775 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I FINANCIAL INFORMATION
MINE SAFETY APPLIANCES COMPANY
CONSOLIDATED CONDENSED BALANCE SHEET
(Thousands of dollars, except share data)

	March 31 2003	December 31 2002

	Unaudited

ASSETS
Current assets
Cash and cash equivalents	$27,891	$36,477
Trade receivables, less allowance for doubtful accounts of $4,496 and $4,134	82,911	58,648
Other receivables	36,189	35,456
Inventories:
Finished products	30,017	28,964
Work in process	15,442	14,936
Raw materials and supplies	33,186	32,848

Total inventories	78,645	76,748

Deferred tax assets	20,975	20,396
Prepaid expenses and other current assets	9,667	10,157
Assets held for sale	42,379	45,062

Total current assets	298,657	282,944

Property, plant and equipment	354,297	348,510
Less accumulated depreciation	(229,418)	(222,905)

Net property	124,879	125,605

Prepaid pension cost	110,404	107,338
Deferred tax assets	7,486	7,800
Goodwill	43,496	42,963
Other noncurrent assets	13,971	13,115

TOTAL	$598,893	$579,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$10,906	$14,060
Accounts payable	32,728	30,979
Employees’ compensation	16,675	16,216
Insurance	8,033	8,899
Taxes on income	9,203	3,748
Other current liabilities	27,957	25,798

Total current liabilities	105,502	99,700

Long-term debt	64,041	64,350
Pensions and other employee benefits	63,089	61,198
Deferred tax liabilities	61,325	61,402
Other noncurrent liabilities	3,981	4,053

Shareholders’ equity
Preferred stock, 4-1/2% cumulative - authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock - authorized 1,000,000 shares of $10 par value; none issued
Common stock - authorized 60,000,000 shares of no par value; issued 20,580,109 and 20,580,109 (outstanding 12,225,398 and 12,207,029)	29,117	28,626
Stock compensation trust - 1,358,479 and 1,384,629 shares	(21,287)	(21,697)
Less treasury shares, at cost:
Preferred - 50,313 and 50,313 shares	(1,629)	(1,629)
Common - 6,996,232 and 6,988,451 shares	(133,462)	(133,198)
Deferred stock compensation	(1,584)	(801)
Accumulated other comprehensive (loss)	(18,388)	(20,501)
Earnings retained in the business	444,619	434,693

Total shareholders’ equity	300,955	289,062

TOTAL	$598,893	$579,765

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY
CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Thousands of dollars, except per share amounts)

	Three Months Ended March 31 Unaudited

	2003	2002

Net sales	$160,391	$128,058
Other income (expense)	96	(157)

	160,487	127,901

Costs and expenses
Cost of products sold	98,895	77,337
Selling, general and administrative	39,096	30,672
Depreciation and amortization	5,393	5,042
Interest	1,119	1,171
Currency exchange (gains) losses	(1,150)	523

	143,353	114,745

Income from continuing operations before income taxes	17,134	13,156
Provision for income taxes	6,635	5,432

Net income from continuing operations	10,499	7,724
Net income from discontinued operations	1,514	260

Net income	$12,013	$7,984

Basic earnings per common share:
Continuing operations	$0.86	$0.64
Discontinued operations	0.12	0.02

Net income	$0.98	$0.66

Diluted earnings per common share:
Continuing operations	$0.86	$0.63
Discontinued operations	0.12	0.02

Net income	$0.98	$0.65

Dividends per common share	$0.17	$0.14

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Thousands of dollars)

	Three Months Ended March 31 Unaudited

	2003	2002

OPERATING ACTIVITIES
Net income	$12,013	$7,984
Depreciation and amortization	5,393	5,042
Pensions	(2,367)	(3,748)
Net (gain) loss on sale of investments and assets	(21)	30
Deferred income taxes	(160)	2,073
Net income from discontinued operations	(1,514)	(260)
Changes in operating assets and liabilities	(16,236)	(12,412)
Other - including currency exchange adjustments	(312)	(488)

Cash flow from continuing operations	(3,204)	(1,779)
Cash flow from discontinued operations	4,196	2,754

Cash flow from operating activities	992	975

INVESTING ACTIVITIES
Property additions	(3,722)	(5,779)
Property disposals	24	53
Other investing	(574)	(62)

Cash flow from investing activities	(4,272)	(5,788)

FINANCING ACTIVITIES
Additions to long-term debt	93	—
Reductions of long-term debt	(424)	(13)
Changes in notes payable and short-term debt	(3,052)	671
Cash dividends	(2,087)	(1,706)
Company stock purchases	(264)	(191)
Company stock sales	—	453

Cash flow from financing activities	(5,734)	(786)

Effect of exchange rate changes on cash	428	(158)

Decrease in cash and cash equivalents	(8,586)	(5,757)
Beginning cash and cash equivalents	36,477	26,701

Ending cash and cash equivalents	$27,891	$20,944

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
UNAUDITED

(1)

The Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company’s annual report on Form 10-K for the year ended December 31, 2002 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

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

	Three Months Ended March 31

	2003	2002

	(In Thousands)
Net income from continuing operations	$10,499	$7,724
Preferred stock dividends	12	12

Income available to common shareholders	10,487	7,712

Basic shares outstanding	12,210	12,109
Stock options	85	143

Diluted shares outstanding	12,295	12,252

Antidilutive stock options	421	176

(6)

Comprehensive income was $14,126,000 and $6,960,000 for the three months ended March 31, 2003 and 2002, respectively. Comprehensive income includes net income and changes in accumulated other comprehensive income, primarily cumulative translation adjustments, for the period.

(7)

The company is organized into three geographic operating segments (North America, Europe and International), each of which includes a number of operating companies.

Reportable segment information is presented in the following table:

	(In Thousands) Three Months Ended March 31, 2003

	North America	Europe	International	Reconciling	Consolidated Totals

Sales to external customers	$106,765	$34,643	$18,981	$2	$160,391
Intercompany sales	6,577	13,025	721	(20,323)
Net income from continuing operations	8,003	921	1,121	454	10,499
Net income from discontinued operations	1,514				1,514

	Three Months Ended March 31, 2002

	North America	Europe	International	Reconciling	Consolidated Totals

Sales to external customers	$89,480	$22,571	$15,995	$12	$128,058
Intercompany sales	5,126	7,254	503	(12,883)
Net income (loss) from continuing operations	7,326	(13)	504	(93)	7,724
Net income from discontinued operations	260				260

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(8)

At March 31, 2003, accounts receivable of $67.6 million were owned by Mine Safety Funding Corporation, an unconsolidated wholly-owned bankruptcy-remote subsidiary of the company. The company held a subordinated interest in these receivables of $37.2 million, of which $36.2 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $29.0 million at March 31, 2003.

At December 31, 2002, accounts receivable of $66.2 million were owned by Mine Safety Funding Corporation. The company held a subordinated interest in these receivables of $36.5 million, of which $35.5 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $29.0 million at December 31,

2002.

The key economic assumptions used to measure the retained interest at March 31, 2003 were a discount rate of 4.0% and an estimated life of 2.9 months. At March 31, 2003, an adverse change in the discount rate or estimated life of 10% and 20% would reduce the fair value of the retained interest by $61,000 and $122,000, respectively. The effect of hypothetical changes in fair value based on variations in assumptions should be used with caution and generally cannot be extrapolated. Additionally, the effect on the fair value of the retained interest of changing a particular assumption has been calculated without changing other assumptions. In reality, a change in one factor may result in changes in others.

(9)

Stock Options

The company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, and FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Accordingly, no compensation cost has been recognized for the company’s stock option plans. If the company had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended March 31

	2003	2002

(In thousands)
Net income as reported	$12,013	$7,984
Fair value of stock options granted, net of tax	(90)	(188)

Pro forma net income	11,923	7,796

Basic earnings per share:
As reported	$0.98	$0.66
Pro forma	0.97	0.64

Diluted earnings per share:
As reported	$0.98	$0.65
Pro forma	0.97	0.63

Stock options were granted March 12, 2003 and March 11, 2002 and vest in one year and six months, respectively. For purposes of the proforma disclosure, the estimated fair value of the stock options is amortized over the vesting period. The fair value of the options granted was estimated at the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2003 and 2002, respectively: risk-free interest rate of 4.0% and 5.3%; dividend yield of 2.1% and 2.0%; expected option life of 9.9 years and 9.9 years; and expected volatility factor of 23% and 23%.

(10)

Discontinued Operations

In November 2002, the company announced its decision to explore strategic options, including the sale, of the Callery Chemical Division. Callery Chemical Division develops, manufactures, and sells specialty chemicals, including alkali metal strong bases and borane chemicals, for use in pharmaceuticals, agricultural chemicals, plastics, and a number of other applications. Discussions with potential purchasers are currently being held and the division is expected to be sold for a gain during 2003.

The results of the Callery Chemical Division, as summarized below, have been classified as discontinued operations for all periods presented.

	Three Months ended March 31

	2003	2002

(In thousands)
Net sales	$8,208	$6,027
Income before income taxes	2,408	413
Provision for income taxes	894	153
Net income from discontinued operations	1,514	260

Net assets of Callery Chemical Division classified as held for sale consisted of the following:

	March 31 2003	December 31 2002

(In thousands)
Accounts receivable and other current assets	$5,571	$7,983
Inventory	7,306	7,705
Property, net	29,502	29,374

Assets held for sale	42,379	45,062

(11)

Acquisitions

On April 30, 2002, the company acquired CGF Gallet, the leading European manufacturer of protective helmets for the fire service, as well as head protection for the police and military. The acquisition of Gallet complements the company’s strong existing line of fire service products and provides the opportunity to capitalize on opportunities in other areas where Gallet is strong – such as the law enforcement, military, and aviation markets. Gallet has been integrated into the company’s operations and its products are being marketed under the MSA Gallet name. Gallet’s results of operations have been included in the company’s consolidated financial statements from the acquisition date.

The following pro forma summary presents the company’s consolidated results as if the Gallet acquisition had occurred at the beginning of 2002. The pro forma information does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations for the combined companies.

	Three Months Ended March 31

	2003	2002

(In thousands, except earnings per share)
Net sales	$160,391	$138,405
Net income from continuing operations	10,499	8,547
Basic earnings per share	0.86	0.71

(12)

Contingencies

Various lawsuits and claims have been or may be instituted or asserted against the company, including those pertaining to product liability. While the amounts claimed may be substantial, the ultimate liability of the company may not be determinable because uncertainties exist. Based on information currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the company.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-looking statements

Certain statements contained in this discussion and elsewhere in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from expectations contained in such statements.

Factors that may materially affect financial condition and future results include: global economic conditions; the impact of unforeseen economic and political changes, including the threat of terrorism and its potential consequences; the timely and successful introduction of new products; the availability of funding in the fire service and homeland security markets; fluctuations in the cost and availability of key materials and components; the company’s ability to generate sufficient cash flow to support capital expenditures, debt repayment, and general operating activities; the company’s ability to achieve sales and earnings forecasts; the company’s ability to successfully integrate acquisitions and complete divestitures; and interest and currency exchange rates.

The foregoing list of important factors is not exclusive. The company undertakes no obligation to publicly update or revise its forward-looking statements.

Corporate Initiatives

In November 2002, the company announced its decision to explore strategic options, including the sale, of the Callery Chemical Division. The division develops, manufactures, and sells specialty chemicals, including alkali metal strong bases and borane chemicals for use in pharmaceuticals, agricultural chemicals, plastics, and a number of other applications. Discussions with potential purchasers are currently being held and the division is expected to be sold for a gain during 2003. The divestiture of the specialty chemical business will better position the company to focus on its core safety products business. The results of the division and the assets expected to be sold have been reported as discontinued operations and assets held for sale in the accompanying financial statements.

Results of operations

Three months ended March 31, 2003 and 2002

Sales for the first quarter of 2003 were $160.4 million, an increase of $32.3 million, or 25%, from $128.1 million in the first quarter of 2002.

First quarter 2003 sales for North American operations of $106.8 million were $17.3 million, or 19%, higher than in the first quarter of last year. The sales improvement in North America reflects strong shipments of breathing apparatus to the fire service market and gas masks to military and homeland security markets.

In Europe, first quarter 2003 sales of $34.6 million were $12.1 million, or 53%, higher than in first quarter 2002. The increase reflects higher local currency sales in established operations and the sales of MSA Gallet, following its acquisition in the second quarter of 2002.

International sales of $19.0 million were $3.0 million, or 19%, higher than in first quarter 2002. Sales growth occurred primarily in Africa, Australia, and Latin America.

When stated in U.S. dollars, sales benefited by approximately $5 million from the strengthening of international currencies, especially the Euro.

Gross profit for the first quarter of 2003 was $61.5 million, an increase of $10.8 million, or 21%, from $50.7 million in first quarter 2002. The ratio of gross profit to sales was 38.3% in the first quarter of 2003 compared to 39.6% in the corresponding quarter last year. The lower gross profit percentage was primarily due to product mix changes and proportionately higher sales to government agencies at margins that are generally lower than commercial margins.

Selling, general and administration expenses in the first quarter of 2003 were $39.1 million, an increase of $8.4 million, or 27%, compared to $30.7 million in first quarter 2002. As a percentage of sales, selling, general and administrative expenses were relatively stable at 24.4% in the first quarter of 2003 compared to 24.0% in the corresponding quarter last year. The increase in selling, general and administrative expenses reflects the acquisition of MSA Gallet, higher insurance costs and selling expenses, and the exchange effect of strengthening international currencies, particularly the Euro. First quarter 2003 selling, general and administrative expenses also included a one-time charge to settle an alleged patent issue. The overall effect of this settlement on the company’s results of operations and financial position is not considered to be significant.

Depreciation and amortization expense in first quarter 2003 was $5.4 million, an increase of $351,000, or 7%, from $5.0 million in the corresponding quarter last year. The increase in depreciation and amortization expense was related to the acquisition of MSA Gallet and regular property additions.

Currency exchange gains were $1.2 million in the first quarter of 2003 compared to losses of $523,000 in the same quarter of last year. Current quarter gains were primarily due to the strengthening of the Euro and the Canadian dollar. First quarter 2002 losses were related to the Argentine Peso.

Income from continuing operations before income taxes was $17.1 million for first quarter 2003 compared to $13.2 million in first quarter 2002, an increase of 30%.

The effective income tax rate for the first quarter of 2003 was 38.7% compared to 41.3% in first quarter 2002. The higher rate in first quarter 2002 related to higher income in several high tax rate countries, valuation allowances on deferred tax assets, and differences in permanent items.

2

Net income from continuing operations in the first quarter of 2003 was $10.5 million, or 86 cents per basic share, compared to $7.7 million, or 64 cents per basic share, in the first quarter of last year.

Income from discontinued operations, for which further information is contained in note 10, was $1.5 million for the first quarter of 2003, an increase of $1.3 million from income of $260,000 in first quarter 2002. The improvement in 2003 was related to higher sales and the absence of depreciation expense on property classified as held for sale.

Net income for first quarter 2003 was $12.0 million, an increase of $4.0 million, or 50%, from net income of $8.0 million in the first quarter of 2002. Basic earnings per share improved to 98 cents compared to 66 cents last year.

Liquidity and Financial Condition

Continuing operations used $3.2 million of cash in the first quarter of 2003 compared to using $1.8 million in the same quarter last year. The increased use of cash relates to changes in operating assets. During the first quarter of 2003 changes in operating assets used cash of $16.2 million, primarily due to increases in trade receivables in the U.S. In the same period last year, changes in operating assets and liabilities used $12.4 million of cash also related to increases in receivables. Increases in trade receivables in the current quarter reflect higher sales levels and several large government sales with 90 day payment terms.

Discontinued operations provided $4.2 million of cash in the first quarter of 2003, compared to providing $2.8 million in first quarter 2002. Higher cash provided by discontinued operations in the first quarter of 2003 was primarily related to reductions in trade receivables.

Investing activities used cash of $4.3 million in the first quarter of 2003 compared to using $5.8 million in first quarter 2002. Lower cash used for investing activities in first quarter 2003 reflects lower spending on property additions.

Financing activities used $5.7 million in the first quarter of 2003 and $786,000 in the same quarter last year. The higher use of cash for financing activities in 2003 related primarily to reductions in debt, increased dividends, and the absence of common stock sales.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s financial instrument market risk during the first quarter of 2003. For additional information, refer to page 19 of the company’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 4.

Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief

3

Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

4

PART II        OTHER INFORMATION MINE SAFETY APPLIANCES COMPANY

Item 1.

Legal Proceedings

Not Applicable

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1

Certification of J. T. Ryan III pursuant to 18 U.S.C. (S) 1350

99.2

Certification of D. L. Zeitler pursuant to 18 U.S.C. (S) 1350

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY
Date: May 14, 2003	By	/s/ DENNIS L. ZEITLER

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the‘‘Evaluation Date’’); and

(c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the‘‘Evaluation Date’’); and

(c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ DENNIS L. ZEITLER

Chief Financial Officer