Form 10-Q
period 2003-06-30
MINE SAFETY APPLIANCES CO
filed 2003-08-12
CIK 66570

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Gamma Drive
RIDC Industrial Park
O’Hara Township
Pittsburgh, Pennsylvania	15238

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 412/967-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

        Yes   ☒      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes   ☒      No   ☐

As of July 31, 2003, there were outstanding 12,237,755 shares of common stock without par value, not including 1,333,245 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I FINANCIAL INFORMATION
MINE SAFETY APPLIANCES COMPANY
CONSOLIDATED CONDENSED BALANCE SHEET
(Thousands of dollars, except share data)

	June 30 2003	December 31 2002

	Unaudited

ASSETS
Current assets
Cash and cash equivalents	$21,158	$36,477
Trade receivables, less allowance for doubtful accounts of $5,345 and $4,134	83,990	58,648
Other receivables	38,628	35,456
Inventories:
Finished products	34,930	28,964
Work in process	19,762	14,936
Raw materials and supplies	32,059	32,848

Total inventories	86,751	76,748
Deferred tax assets	21,804	20,396
Prepaid expenses and other current assets	13,384	10,157
Assets held for sale	42,218	45,062

Total current assets	307,933	282,944

Property, plant and equipment	365,233	348,510
Less accumulated depreciation	(239,239)	(222,905)

Net property	125,994	125,605
Prepaid pension cost	114,265	107,338
Deferred tax assets	7,530	7,800
Goodwill	43,977	42,963
Other noncurrent assets	13,631	13,115

TOTAL	$613,330	$579,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$5,194	$14,060
Accounts payable	32,889	30,979
Employees’ compensation	13,700	16,216
Insurance	8,396	8,899
Taxes on income	1,399	3,748
Other current liabilities	37,824	25,798

Total current liabilities	99,402	99,700

Long-term debt	63,906	64,350
Pensions and other employee benefits	66,010	61,198
Deferred tax liabilities	64,739	61,402
Other noncurrent liabilities	2,375	4,053
Shareholders’ equity
Preferred stock, 4-1/2% cumulative - authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock - authorized 1,000,000 shares of $10 par value; none issued
Common stock - authorized 60,000,000 shares of no par value; issued 20,580,109 and 20,580,109 (outstanding 12,236,091 and 12,207,029)	29,271	28,626
Stock compensation trust - 1,336,220 and 1,384,629 shares	(20,939)	(21,697)
Less treasury shares, at cost:
Preferred - 50,313 and 50,313 shares	(1,629)	(1,629)
Common - 7,007,798 and 6,988,451 shares	(133,908)	(133,198)
Deferred stock compensation	(1,407)	(801)
Accumulated other comprehensive (loss)	(13,685)	(20,501)
Earnings retained in the business	455,626	434,693

Total shareholders’ equity	316,898	289,062

TOTAL	$613,330	$579,765

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY
CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Thousands of dollars, except per share amounts)

	Three Months Ended June 30 Unaudited		Six Months Ended June 30 Unaudited

	2003	2002	2003	2002

Net sales	$175,939	$141,862	$336,330	$269,920
Other income	434	2,312	530	2,155

	176,373	144,174	336,860	272,075

Costs and expenses
Cost of products sold	108,140	89,966	207,035	167,303
Selling, general and administrative	42,219	36,581	81,315	67,253
Depreciation and amortization	5,657	5,319	11,050	10,361
Interest	1,173	1,240	2,292	2,411
Currency exchange gains	(651)	(1,075)	(1,801)	(552)

	156,538	132,031	299,891	246,776

Income from continuing operations before income taxes	19,835	12,143	36,969	25,299
Provision for income taxes	7,643	4,246	14,278	9,678

Net income from continuing operations	12,192	7,897	22,691	15,621
Net income from discontinued operations	1,273	1,587	2,787	1,847

Net income	$13,465	$9,484	$25,478	$17,468

Basic earnings per common share:
Continuing operations	$1.00	$0.65	$1.85	$1.29
Discontinued operations	0.10	0.13	0.23	0.15

Net income	$1.10	$0.78	$2.08	$1.44

Diluted earnings per common share:
Continuing operations	$0.99	$0.64	$1.84	$1.27
Discontinued operations	0.10	0.13	0.22	0.15

Net income	$1.09	$0.77	$2.06	$1.42

Dividends per common share	$0.20	$0.17	$0.37	$0.31

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Thousands of dollars)

	Six Months Ended June 30 Unaudited

	2003	2002

OPERATING ACTIVITIES
Net income	$25,478	$17,468
Depreciation and amortization	11,050	10,361
Pensions	(5,840)	(7,466)
Net (gain) on sale of investments and assets	(72)	(32)
Deferred income taxes	2,751	2,751
Net income from discontinued operations	(2,787)	(1,847)
Changes in operating assets and liabilities	(28,921)	(3,504)
Other - including currency exchange adjustments	(579)	832

Cash flow from continuing operations	1,080	18,563
Cash flow from discontinued operations	5,631	338

Cash flow from operating activities	6,711	18,901

INVESTING ACTIVITIES
Property additions	(8,485)	(8,690)
Property disposals	142	135
Other investing	(697)	(14,037)

Cash flow from investing activities	(9,040)	(22,592)

FINANCING ACTIVITIES
Additions to long-term debt	95	37
Reductions of long-term debt	(623)	(1,523)
Changes in notes payable and short-term debt	(8,892)	818
Cash dividends	(4,545)	(3,789)
Company stock purchases	(709)	(427)
Company stock sales	458	1,984

Cash flow from financing activities	(14,216)	(2,900)

Effect of exchange rate changes on cash	1,226	586

Decrease in cash and cash equivalents	(15,319)	(6,005)
Beginning cash and cash equivalents	36,477	26,701

Ending cash and cash equivalents	$21,158	$20,696

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
UNAUDITED

(1)	The Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company’s annual report on Form 10-K for the year ended December 31, 2002 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2)	The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

(3)	Certain prior year amounts have been reclassified to conform with the current year presentation.

(4)	In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of these interim periods have been included.

(5)	During the second quarter of 2003, the company changed the vacation vesting policy for U.S. employees. Under the new policy, employees earn their vacation entitlement during the current year. Previously, vacation vested on the last day of the prior year. The vacation policy change resulted in a favorable adjustment of $2.4 million during the second quarter of 2003. This policy change is expected to result in additional favorable adjustments of approximately $1.5 million in both the third and fourth quarters of 2003.

(6)	During the second quarter of 2003, the company changed its standard shipping terms to U.S. distributors. The one-time effect of this change was to delay revenue recognition on the affected shipments, which reduced second quarter 2003 sales and gross margins by approximately $2.6 million and $1.3 million, respectively.

(7)	Basic earnings per share is computed on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)
Net income from continuing operations	$12,192	$7,897	$22,691	$15,621
Preferred stock dividends	12	12	24	24

Income available to common shareholders	12,180	7,885	22,667	15,597

Basic shares outstanding	12,232	12,174	12,221	12,142
Stock options	130	157	107	150

Diluted shares outstanding	12,362	12,331	12,328	12,292

Antidilutive stock options	22	10	22	10

(8)	Components of comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)
Net income from continuing operations	$12,192	$7,897	$22,691	$15,621
Net income from discontinued operations	1,273	1,587	2,787	1,847
Cumulative translation adjustments	4,703	5,517	6,816	4,493

Comprehensive income	18,168	15,001	32,294	21,961

(9)	The company is organized into three geographic operating segments (North America, Europe and International), each of which includes a number of operating companies.

Reportable segment information is presented in the following table:

	(In Thousands)
	Three Months Ended June 30, 2003
	North America	Europe	International	Reconciling	Consolidated Totals
Sales to external customers	$111,402	$36,631	$27,910	$(4)	$175,939
Intercompany sales	6,303	12,642	924	(19,869)
Net income from continuing operations	8,959	744	1,649	840	12,192
Net income from discontinued operations	1,273				1,273
	Six Months Ended June 30, 2003
	North America	Europe	International	Reconciling	Consolidated Totals
Sales to external customers	$218,167	$71,274	$46,891	$(2)	$336,330
Intercompany sales	12,880	25,268	1,645	(39,793)
Net income from continuing operations	16,962	1,665	2,770	1,294	22,691
Net income from discontinued operations	2,787				2,787
	Three Months Ended June 30, 2002
	North America	Europe	International	Reconciling	Consolidated Totals
Sales to external customers	$93,902	$29,206	$18,729	$25	$141,862
Intercompany sales	4,966	8,695	587	(14,248)
Net income from continuing operations	5,929	982	710	276	7,897
Net income from discontinued operations	1,587				1,587
	Six Months Ended June 30, 2002
	North America	Europe	International	Reconciling	Consolidated Totals
Sales to external customers	$183,382	$51,777	$34,724	$37	$269,920
Intercompany sales	10,092	15,949	1,090	(27,131)
Net income from continuing operations	13,255	969	1,214	183	15,621
Net income from discontinued operations	1,847				1,847

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(10)	At June 30, 2003, accounts receivable of $61.5 million were owned by Mine Safety Funding Corporation, an unconsolidated wholly-owned bankruptcy-remote subsidiary of the company. The company held a subordinated interest in these receivables of $39.6 million, of which $38.6 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $25.0 million at June 30, 2003.

At December 31, 2002, accounts receivable of $66.2 million were owned by Mine Safety Funding Corporation. The company held a subordinated interest in these receivables of $36.5 million, of which $35.5 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $29.0 million at December 31, 2002.

The key economic assumptions used to measure the retained interest at June 30, 2003 were a discount rate of 3.3% and an estimated life of 2.6 months. At June 30, 2003, an adverse change in the discount rate or estimated life of 10% and 20% would reduce the fair value of the retained interest by $43,000 and $87,000, respectively. The effect of hypothetical changes in fair value based on variations in assumptions should be used with caution and generally cannot be extrapolated. Additionally, the effect on the fair value of the retained interest of changing a particular assumption has been calculated without changing other assumptions. In reality, a change in one factor may result in changes in others.

(11)	The company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, and FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, no compensation cost has been recognized for the company’s stock option plans. If the company had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2003	2002	2003	2002
Net income as reported	$13,465	$9,484	$25,478	$17,468
Fair value of stock options granted, net of tax	(419)	(835)	(509)	(1,023)

Pro forma net income	13,046	8,649	24,969	16,445

Basic earnings per share:
As reported	$1.10	$0.78	$2.08	$1.44
Pro forma	1.07	0.71	2.04	1.35

Diluted earnings per share:
As reported	$1.09	$0.77	$2.06	$1.42
Pro forma	1.05	0.70	2.02	1.34

Stock options granted in 2003 vest in one year. Options granted in 2002 vested in six months. For purposes of the proforma disclosure, the estimated fair value of the stock options is amortized over the vesting period. The fair value of the options granted was estimated at the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2003 and 2002, respectively: risk-free interest rate of 4.0% and 5.3%; dividend yield of 2.1% and 2.0%; expected option life of 9.9 years and 9.9 years; and expected volatility factor of 23% and 23%.

(12)	In July 2003, the company agreed to sell certain assets of the Callery Chemical Division to BASF for approximately $65 million. The transaction is expected to be completed by the end of the third quarter of 2003, subject to required regulatory approval and the satisfaction of various closing conditions, for an estimated after-tax gain of approximately $13 million. Callery Chemical Division develops, manufactures, and sells specialty chemicals, including alkali metal strong bases and borance chemicals, for use in pharmaceuticals, agricultural chemicals, plastics, and a number of other applications.

The results of the Callery Chemical Division, as summarized below, have been classified as discontinued operations for all periods presented.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2003	2002	2003	2002
Net sales	$6,615	$8,857	$14,823	$14,884
Income before income taxes	2,018	2,523	4,426	2,936
Provision for income taxes	745	936	1,639	1,089
Net income from discontinued operations	1,273	1,587	2,787	1,847

Net assets of Callery Chemical Division classified as held for sale include inventory and property expected to be sold to BASF and accounts receivable and other current assets that will be liquidated.

	June 30	December 31
(In thousands)	2003	2002
Accounts receivable and other current assets	$3,671	$7,983
Inventory	8,883	7,705
Property, net	29,664	29,374

Assets held for sale	42,218	45,062

(13)	On April 30, 2002, the company acquired CGF Gallet, the leading European manufacturer of protective helmets for the fire service, as well as head protection for the police and military. The acquisition of Gallet complements the company’s strong existing line of fire service products and provides the opportunity to capitalize on opportunities in other areas where Gallet is strong – such as the law enforcement, military, and aviation markets. Gallet has been integrated into the company’s operations and its products are being marketed under the MSA Gallet name. Gallet’s results of operations have been included in the company’s consolidated financial statements from the acquisition date.

The following pro forma summary presents the company’s consolidated results as if the Gallet acquisition had occurred at the beginning of 2002. The pro forma information does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations for the combined companies.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except earnings per share)	2003	2002	2003	2002
Net sales	$175,939	$145,341	$336,330	$283,746
Net income from continuing operations	12,192	8,050	22,691	16,597
Basic earnings per share	1.00	0.66	1.85	1.36

(14)

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

Corporate Initiatives

During July the company agreed to sell certain assets of the Callery Chemical Division to BASF for approximately $65 million. The transaction is expected to be completed by the end of the third quarter of 2003, subject to required regulatory approval and the satisfaction of various closing conditions, for an estimated after-tax gain of approximately $13 million. The Callery Chemical Division develops, manufactures, and sells specialty chemicals, including alkali metal strong bases and borane chemicals for use in pharmaceuticals, agricultural chemicals, plastics, and a number of other applications. The divestiture of the specialty chemical business will better position the company to focus on its core safety business. The results of the division and the assets expected to be sold or otherwise liquidated have been reported as discontinued operations and assets held for sale in the accompanying financial statements.

Results of operations

Three months ended June 30, 2003 and 2002

Sales for the second quarter of 2003 were $175.9 million, an increase of $34.0 million, or 24%, from $141.9 million in the second quarter of 2002.

Second quarter 2003 sales for North American operations of $111.4 million were $17.5 million, or 19%, higher than in the second quarter of last year. The sales improvement in North America was related to strong shipments of breathing apparatus to the fire service market and gas masks to military and homeland security markets. During the second quarter of 2003, the company changed its standard shipping terms to U.S. distributors. The effect of this change was to delay revenue recognition on the affected shipments, which reduced second quarter 2003 sales and gross margins by approximately $2.6 million and $1.3 million, respectively.

In Europe, second quarter 2003 sales of $36.6 million were $7.4 million, or 25%, higher than in second quarter 2002. The increase includes a full quarter’s sales for MSA Gallet, following its acquisition on April 30, 2002. When stated in U.S. dollars, European sales in the current quarter also benefited from the favorable currency translation effect of the stronger Euro.

International sales of $27.9 million in the second quarter of 2003 were $9.2 million, or 49%, higher than in second quarter 2002. Sales growth occurred primarily in Latin America and the Asia Pacific region. Current quarter sales included large shipments of breathing apparatus to the Royal Australian Navy.

Gross profit for the second quarter of 2003 was $67.8 million, an increase of $15.9 million, or 31%, from $51.9 million in second quarter 2002. The ratio of gross profit to sales was 38.5% in the second quarter of 2003 compared to 36.6% in the corresponding quarter last year. The higher gross profit percentage in the current quarter was due to a favorable adjustment related to a change in the vacation vesting policy for U.S. employees and product mix changes. Under the vacation policy adopted during the current quarter, employees earn their vacation entitlement during the current year. Previously, vacation vested on the last day of the prior year. The policy change resulted in a favorable adjustment to cost of sales of $1.6 million during the second quarter of 2003. This change is expected to result in additional favorable adjustments to cost of sales of approximately $1.0 million in both the third and fourth quarters of 2003.

Selling, general and administration expenses in the second quarter of 2003 were $42.2 million, an increase of $5.6 million, or 15%, compared to $36.6 million in second quarter 2002, but improved as a percentage of sales to 24.0% in the second quarter of 2003 compared to 25.8% in the corresponding quarter last year. The increase in selling, general and administrative expenses reflects higher insurance and selling expenses, and the exchange effect of strengthening international currencies, particularly the Euro. Selling, general and administrative expenses for the second quarter of 2003 include a favorable adjustment of approximately $800,000 related to the previously discussed change in the vacation vesting policy for U.S. employees. This change is expected to result in additional favorable adjustments to selling, general and administrative expenses of approximately $500,000 in both the third and fourth quarters of 2003.

Depreciation and amortization expense in second quarter 2003 was $5.7 million, an increase of $338,000, or 6%, from $5.3 million in the corresponding quarter last year. The increase relates to property additions.

Currency exchange gains were $651,000 in the second quarter of 2003 compared to gains of $1.1 million in the same quarter of last year. Current quarter gains were primarily due to the strengthening of the Euro and the Canadian dollar. The second quarter 2002 gain related primarily to the strengthening of the Euro and Canadian dollar, partially offset by weakening of the Argentine Peso.

Other income was $434,000 in the second quarter of 2003 compared to $2.3 million in the same quarter last year. Other income in second quarter 2002 included a gain of $2.1 million on the sale of real estate development property in Pittsburgh.

Income from continuing operations before income taxes was $19.8 million for second quarter 2003 compared to $12.1 million in second quarter 2002, an increase of 63%.

The effective income tax rate for the second quarter of 2003 was 38.5% compared to 35.0% in second quarter 2002. The lower rate in second quarter 2002 related to proportionately higher income in lower tax rate jurisdictions and permanent differences.

Net income from continuing operations in the second quarter of 2003 was $12.2 million, or $1.00 per basic share, compared to $7.9 million, or 65 cents per basic share, in the second quarter of last year.

Net income from discontinued operations, for which further information is contained in note 12, was $1.3 million for the second quarter of 2003, a decrease of $314,000 from income of $1.6 million in second quarter 2002. The decrease in 2003 was related to lower sales volumes, partially offset by the absence of depreciation expense on property classified as held for sale.

Net income for the second quarter of 2003 was $13.5 million, an increase of $4.0 million, or 42%, from net income of $9.5 million in the second quarter of 2002. Basic earnings per share improved to $1.10 compared to 78 cents last year.

Six months ended June 30, 2003 and 2002

Sales for the six months ended June 30, 2003 were $336.3 million, an increase of $66.4 million, or 25%, from $269.9 million for the six months ended June 30, 2002.

North American sales for the six months ended June 30, 2003 of $218.2 million were $34.8 million, or 19%, higher than the same period last year. Higher shipments of breathing apparatus to the fire service market and gas masks to military and homeland security markets accounted for a significant portion of the improvement.

Sales in Europe for the six months ended June 30, 2003 of $71.3 million were $19.5 million, or 38%, higher than the same period in 2002. The improvement in local currency sales reflects the addition of Gallet sales, following its acquisition during the second quarter of 2002. When stated in U.S. dollars, European sales in the current period also benefited from the favorable currency translation effect of the stronger Euro.

International sales for the first six months of 2003 of $46.9 million were $12.2 million, or 35%, higher than in the same period last year. Sales growth occurred primarily in Latin America and the Asia Pacific region. Current period sales included large shipments of breathing apparatus to the Royal Australian Navy.

Gross profit for the six months ended June 30, 2003 was $129.3 million, an increase of $26.7 million, or 26%, from $102.6 million in the first six months of 2002. The ratio of gross profit to sales was 38.4% in the six months ended June 30, 2003 compared to 38.0% in the corresponding period last year. The higher gross profit percentage in the current year includes a favorable adjustment related to a change in the vacation vesting policy for U.S. employees. Under the vacation policy adopted in 2003, employees earn their vacation entitlement during the current year. Previously, vacation vested on the last day of the prior year. The policy change resulted in a favorable adjustment to cost of sales of $1.6 million during the six months ended June 30, 2003. This policy change is expected to result in additional favorable adjustments to cost of sales of approximately $1.0 million in both the third and fourth quarters of 2003.

Selling, general and administration costs for the six months ended June 30, 2003 were $81.3 million, an increase of $14.0 million, or 21%, from $67.3 million in the same period last year, but improved somewhat as a percentage of sales to 24.2% in the first six months of 2003 compared to 24.9% in the corresponding period last year. The increase includes higher insurance and sales expenses, the post-acquisition expenses of Gallet, and the currency translation effects of the stronger Euro. Selling, general and administrative expenses for the six months ended June 30, 2003 include a favorable adjustment of approximately $800,000 related to the previously discussed change in the vacation vesting policy for U.S. employees. This change is expected to result in additional favorable adjustments to selling, general and administrative expenses of approximately $500,000 in both the third and fourth quarters of 2003.

Depreciation and amortization expense was $11.1 million in the six months ended June 30, 2003, an increase of $689,000, or 7%, from $10.4 million in the same period last year. The increase is primarily due to a full six month’s depreciation expense on Gallet assets, the translation effect of the stronger Euro, and property additions.

Interest expense for the six months ended June 30, 2003 was $2.3 million, a decrease of $119,000, or 5%, from $2.4 million in the same period last year. Lower interest expense in 2003 related to lower short-term borrowings.

Currency exchange gains were $1.8 million in the six months ended June 30, 2003 compared to gains of $552,000 in the same period last year. Current period gains were primarily due to the strengthening of the Euro and the Canadian dollar. The 2002 gain related primarily to the strengthening of the Euro and Canadian dollar, partially offset by weakening of the Argentine Peso.

Other income was $530,000 for the six months ended June 30, 2003 compared to $2.2 million in the first half of 2002. Other income in the first half of 2002 included a gain of $2.1 million on the sale of real estate development property in Pittsburgh.

Income from continuing operations before income taxes was $37.0 million for the six months ended June 30, 2003 compared to $25.3 million in the first six months of 2002, an increase of $11.7 million, or 46%.

The effective income tax rate for the six months ended June 30, 2003 was 38.6% compared to 38.3% in the same period last year.

Net income from continuing operations was $22.7 million for the six months ended June 30, 2003 compared to $15.6 million in the first half of 2002, an increase of $7.1 million, or 45%.

Net income from discontinued operations, for which further information is contained in note 12, was $2.8 million for the first half of 2003, an increase of $940,000 from income of $1.8 million in same period last year. The income improvement in 2003 includes the favorable effect of the discontinuance of depreciation expense on property classified as held for sale.

Net income for first half of 2003 was $25.5 million, an increase of $8.0 million, or 46%, from net income of $17.5 million in the first half of 2002. Basic earnings per share improved to $2.08 compared to $1.44 last year.

Liquidity and Financial Condition

Continuing operations provided $1.1 million of cash during the six months ended June 30, 2003 compared to providing $18.6 million in the same period last year. Increases in operating assets, particularly trade receivables and inventories associated with higher sales volumes, used $28.9 million of cash during the first six months of 2003. In the same period last year, changes in operating assets and liabilities used $3.5 million of cash.

Discontinued operations provided $5.6 million of cash in the six months ended June 30, 2003 compared to providing $338,000 in the same period last year. Higher cash provided by discontinued operations in 2003 was primarily related to reductions in trade receivables.

Investing activities used cash of $9.0 million in six months ended June 30, 2003 compared to using $22.6 million in the same period last year. In 2002, net cash of approximately $14.5 million was used for the acquisition of CGF Gallet.

Financing activities used $14.2 million of cash in the six months ended June 30, 2003 compared to using $2.9 million in the same period last year. The higher use of cash for financing activities in 2003 related primarily to reductions in debt, lower sales of common stock and increased dividend payments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s financial instrument market risk during the six months ended June 30, 2003. For additional information, refer to page 19 of the company’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II  OTHER INFORMATION

                        MINE SAFETY APPLIANCES COMPANY

Item 1. Legal Proceedings

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a)	May 8, 2003 - Annual Meeting

(b)	Directors elected at Annual Meeting:

	Calvin A. Campbell, Jr.
	Thomas B. Hotopp

	Directors whose term of office continued after the meeting:

	Joseph L. Calihan
	James A. Cederna
	John T. Ryan III
	L. Edward Shaw, Jr.
	John C. Unkovic
	Thomas H. Witmer

(c)	Election of two Directors for a term of three years:

	Calvin A. Campbell, Jr.	For	11,917,333
		Withhold	646,921
		Abstentions/	0
		Broker Nonvotes

	Thomas B. Hotopp	For	12,448,320
		Withhold	115,934
		Abstentions/	0
		Broker Nonvotes

	Selection of PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 2003.

		For	11,625,902
		Against	938,048
		Abstentions/	304
		Broker Nonvotes
(d)	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
10 (d)	Supplemental Pension Plan as of May 5, 1998
10 (g)	Annual Incentive Bonus Plan as of May 5, 1998
10 (h)	Form of Severance Agreement as of May 20, 1998 between the registrant and John T. Ryan III
10 (i)	Form of Severance Agreement between the registrant and the other executive officers
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. (S) 1350

(b)   Reports on Form 8-K

         The Company filed a Form 8-K on May 1, 2003 under Item 5 - Other Events.
         The Company filed a Form 8-K on May 7, 2003 under Item 9 - Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

Date: August 12, 2003	By:	/s/ DENNIS L. ZEITLER

Dennis L. Zeitler
Vice President - Finance Duly Authorized Officer and Principal Financial Officer