Form 10-Q
period 2003-09-30
MINE SAFETY APPLIANCES CO
filed 2003-11-13
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

121 Gamma Drive RIDC Industrial Park O’Hara Township Pittsburgh, Pennsylvania	15238
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 412/967-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No

As of October 31, 2003, there were outstanding 12,268,120 shares of common stock without par value, not including 1,292,114 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I FINANCIAL INFORMATION

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED CONDENSED BALANCE SHEET

(Thousands of dollars, except share data)

	September 30	December 31
	2003	2002
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$101,689	$36,477
Trade receivables, less allowance for doubtful accounts of $5,912 and $4,134	82,151	58,648
Other receivables	40,702	35,456
Inventories:
Finished products	44,536	28,964
Work in process	18,204	14,936
Raw materials and supplies	26,365	32,848

Total inventories	89,105	76,748
Deferred tax assets	15,283	20,396
Prepaid expenses and other current assets	39,735	10,157
Assets held for sale	4,919	45,062

Total current assets	373,584	282,944

Property, plant and equipment	352,013	348,510
Less accumulated depreciation	(236,160)	(222,905)

Net property	115,853	125,605
Prepaid pension cost	119,262	107,338
Deferred tax assets	14,643	7,800
Goodwill	44,104	42,963
Other noncurrent assets	13,025	13,115

TOTAL	$680,471	$579,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$5,014	$14,060
Accounts payable	36,414	30,979
Employees’ compensation	16,942	16,216
Insurance	12,544	8,899
Taxes on income	13,250	3,748
Other current liabilities	42,598	25,798

Total current liabilities	126,762	99,700

Long-term debt	63,982	64,350
Pensions and other employee benefits	67,793	61,198
Deferred tax liabilities	66,311	61,402
Other noncurrent liabilities	15,072	4,053
Shareholders’ equity
Preferred stock, 4-1/2% cumulative—authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock—authorized 1,000,000 shares of $10 par value; none issued Common stock—authorized 60,000,000 shares of no par value; issued 20,580,109 and 20,580,109 (outstanding 12,266,824 and 12,207,029)	29,773	28,626
Stock compensation trust—1,293,794 and 1,384,629 shares	(20,274)	(21,697)
Less treasury shares, at cost:
Preferred—51,554 and 50,313 shares	(1,690)	(1,629)
Common—7,019,491 and 6,988,451 shares	(134,549)	(133,198)
Deferred stock compensation	(1,210)	(801)
Accumulated other comprehensive (loss)	(12,775)	(20,501)
Earnings retained in the business	477,707	434,693

Total shareholders’ equity	340,551	289,062

TOTAL	$680,471	$579,765

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30 Unaudited		Nine Months Ended September 30 Unaudited
	2003	2002	2003	2002
Net sales	$171,927	$143,398	$508,257	$413,318
Other income (expense)	1,586	(232)	2,116	1,923

	173,513	143,166	510,373	415,241

Costs and expenses
Cost of products sold	107,609	90,398	314,644	257,701
Selling, general and administrative	41,761	35,621	123,076	102,874
Depreciation and amortization	5,522	5,480	16,572	15,841
Interest	1,033	1,296	3,325	3,707
Currency exchange (gain) loss	(121)	866	(1,922)	314

	155,804	133,661	455,695	380,437

Income from continuing operations before income taxes	17,709	9,505	54,678	34,804
Provision for income taxes	6,725	4,182	21,003	13,860

Net income from continuing operations	10,984	5,323	33,675	20,944
Discontinued operations:
Net income (loss) from discontinued operations	(102)	470	2,685	2,317
Gain on sale of discontinued operations—after tax	13,658		13,658

Net income	$24,540	$5,793	$50,018	$23,261

Basic earnings per common share:
Continuing operations	$0.89	$0.43	$2.75	$1.72
Discontinued operations	1.11	0.04	1.34	0.19

Net income	$2.00	$0.47	$4.09	$1.91

Diluted earnings per common share:
Continuing operations	$0.88	$0.43	$2.72	$1.70
Discontinued operations	1.09	0.04	1.32	0.19

Net income	$1.97	$0.47	$4.04	$1.89

Dividends per common share	$0.20	$0.17	$0.57	$0.48

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	Nine Months Ended September 30 Unaudited
	2003	2002
OPERATING ACTIVITIES
Net income	$50,018	$23,261
Net income from discontinued operations	(2,685)	(2,317)
Gain on the sale of discontinued operations—after tax	(13,658)

Net income from continuing operations	33,675	20,944
Depreciation and amortization	16,572	15,841
Pensions	(8,704)	(11,123)
Gain on sale of investments and assets	(1,691)	(44)
Deferred income taxes	4,412	4,425
Changes in operating assets and liabilities	(17,420)	3,481
Other—including currency exchange adjustments	(1,865)	2,214

Cash flow from continuing operations	24,979	35,738
Cash flow from discontinued operations	5,621	6,902

Cash flow from operating activities	30,600	42,640

INVESTING ACTIVITIES
Property additions	(13,300)	(17,680)
Property disposals	169	214
Net proceeds from sale of discontinued operations	63,042
Other investing	(570)	(14,070)

Cash flow from investing activities	49,341	(31,536)

FINANCING ACTIVITIES
Additions to long-term debt	229	44
Reductions of long-term debt	(731)	(1,403)
Changes in notes payable and short-term debt	(9,149)	(2,901)
Cash dividends	(7,004)	(5,873)
Company stock purchases	(1,412)	(846)
Company stock sales	1,626	2,466

Cash flow from financing activities	(16,441)	(8,513)

Effect of exchange rate changes on cash	1,712	466

Increase in cash and cash equivalents	65,212	3,057
Beginning cash and cash equivalents	36,477	26,701

Ending cash and cash equivalents	$101,689	$29,758

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

(1)	The Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company’s annual report on Form 10-K for the year ended December 31, 2002 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2)	The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

(3)	Certain prior year amounts have been reclassified to conform with the current year presentation.

(4)	In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of these interim periods have been included.

(5)	During 2003, the company changed the vacation vesting policy for U.S. employees. Under the new policy, employees earn their vacation entitlement during the current year. Previously, vacation vested on the last day of the prior year. The vacation policy change resulted in a favorable adjustment of $1.5 million during the third quarter of 2003 and $4.0 million for the nine months ended September 30, 2003. This policy change is expected to result in an additional favorable adjustment of approximately $1.5 million in the fourth quarter of 2003.

(6)	During 2003, the company changed its standard shipping terms to U.S. distributors. The effect of this change was to delay revenue recognition on the affected shipments, which reduced third quarter 2003 sales and gross margins by approximately $1.8 million and $700,000, respectively, and year-to-date sales and gross margins by approximately $4.4 million and $2.0 million, respectively.

(7)	Basic earnings per share is computed on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(In Thousands)		(In Thousands)
Net income from continuing operations	$10,984	$5,323	$33,675	$20,944
Preferred stock dividends	11	12	35	36

Income available to common shareholders	10,973	5,311	33,640	20,908

Basic shares outstanding	12,248	12,194	12,230	12,159
Stock options	199	112	138	137

Diluted shares outstanding	12,447	12,306	12,368	12,296

Antidilutive stock options	0	184	0	184

(8)	Components of comprehensive income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(In Thousands)		(In Thousands)
Net income from continuing operations	$10,984	$5,323	$33,675	$20,944
Income from discontinued operations	13,556	470	16,343	2,317
Cumulative translation adjustments	910	(1,881)	7,726	2,612

Accumulated other comprehensive income	25,450	3,912	57,744	25,873

(9)	The company is organized into three geographic operating segments (North America, Europe and International), each of which includes a number of operating companies.

  Reportable segment information is presented in the following table:

(In Thousands)

Three Months Ended September 30, 2003

	North America	Europe	International	Reconciling	Consolidated Totals
Sales to external customers	$112,867	$34,890	$24,148	$22	$171,927
Intercompany sales	5,361	12,625	694	(18,680)
Net income from continuing operations	9,558	493	867	66	10,984
Income from discontinued operations	13,556				13,556

Nine Months Ended September 30, 2003

	North America	Europe	International	Reconciling	Consolidated Totals
Sales to external customers	$331,034	$106,164	$71,039	$20	$508,257
Intercompany sales	18,241	38,292	2,339	(58,872)
Net income from continuing operations	26,520	2,158	3,637	1,360	33,675
Income from discontinued operations	16,343				16,343

Three Months Ended September 30, 2002

	North America	Europe	International	Reconciling	Consolidated Totals
Sales to external customers	$90,506	$34,948	$17,927	$17	$143,398
Intercompany sales	4,670	8,559	1,009	(14,238)
Net income from continuing operations	4,053	951	647	(328)	5,323
Income from discontinued operations	470				470

Nine Months Ended September 30, 2002

	North America	Europe	International	Reconciling	Consolidated Totals
Sales to external customers	$273,888	$86,725	$52,651	$54	$413,318
Intercompany sales	14,762	24,508	2,099	(41,369)
Net income from continuing operations	17,308	1,920	1,861	(145)	20,944
Income from discontinued operations	2,317				2,317

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(10)	At September 30, 2003, accounts receivable of $56.1 million were owned by Mine Safety Funding Corporation, an unconsolidated wholly-owned bankruptcy-remote subsidiary of the company. The company held a subordinated interest in these receivables of $41.7 million, of which $40.7 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $15.0 million at September 30, 2003.

At December 31, 2002, accounts receivable of $66.2 million were owned by Mine Safety Funding Corporation. The company held a subordinated interest in these receivables of $36.5 million, of which $35.5 million is classified as other receivables. Net proceeds to the company from the securitization arrangement were $29.0 million at December 31, 2002.

The key economic assumptions used to measure the retained interest at September 30, 2003 were a discount rate of 3.3% and an estimated life of 2.3 months. At September 30, 2003, an adverse change in the discount rate or estimated life of 10% and 20% would reduce the fair value of the retained interest by $35,000 and $70,000, respectively. The effect of hypothetical changes in fair value based on variations in assumptions should be used with caution and generally cannot be extrapolated. Additionally, the effect on the fair value of the retained interest of changing a particular assumption has been calculated without changing other assumptions. In reality, a change in one factor may result in changes in others.

(11)	The company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, and FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, no compensation cost has been recognized for the company’s stock option plans. If the company had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2003	2002	2003	2002
Net income as reported	$24,540	$5,793	$50,018	$23,261
Fair value of stock options granted, net of tax	(419)	(679)	(928)	(1,702)

Pro forma net income	24,121	5,114	49,090	21,559

Basic earnings per share:
As reported	$2.00	$0.47	$4.09	$1.91
Pro forma	1.97	0.42	4.01	1.77
Diluted earnings per share:
As reported	$1.97	$0.47	$4.04	$1.89
Pro forma	1.94	0.41	3.97	1.75

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

(12)	In September 2003, the company sold certain assets of the Callery Chemical Division to BASF for $64.6 million. This transaction resulted in an after-tax gain of $13.7 million. The operating results of Callery Chemical and the gain on the sale of the division, as summarized below, have been classified as discontinued operations for all periods presented.

	Three Months ended September 30		Nine Months ended September 30
(In thousands)	2003	2002	2003	2002
Net sales	$6,522	$6,026	$21,345	$20,910

Income before income taxes	(216)	748	4,210	3,684
Provision for income taxes	(114)	278	1,525	1,367

Net income from discontinued operations	(102)	470	2,685	2,317

Gain on sale of discontinued operations	22,390		22,390
Provision for income taxes	8,732		8,732

Gain on sale of discontinued operations—after tax	13,658		13,658

Net assets of Callery Chemical Division classified as held for sale include inventory and property that were sold to BASF and accounts receivable and other current assets that have been retained and will be liquidated.

	September 30	December 31
(In thousands)	2003	2002
Accounts receivable and other current assets	$4,919	$7,983
Inventory		7,705
Property, net		29,374

Assets held for sale	4,919	45,062

(13)	On April 30, 2002, the company acquired CGF Gallet, the leading European manufacturer of protective helmets for the fire service, as well as head protection for the police and military. The acquisition of Gallet complements the company’s strong existing line of fire service products and provides the opportunity to capitalize on opportunities in other areas where Gallet is strong – such as the law enforcement, military, and aviation markets. Gallet has been integrated into the company’s operations and its products are being marketed under the MSA Gallet name. Gallet’s results of operations have been included in the company’s consolidated financial statements from the acquisition date.

The following pro forma summary presents the company’s consolidated results as if the Gallet acquisition had occurred at the beginning of 2002. The pro forma information does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations for the combined companies.

	Nine Months Ended September 30
(In thousands, except earnings per share)	2003	2002
Net sales	$508,257	$427,144
Net income from continuing operations	33,675	21,920
Basic earnings per share	2.75	1.80

(14)	Various lawsuits and claims have been or may be instituted or asserted against the company, including those pertaining to product liability. While the amounts claimed may be substantial, the ultimate liability of the company may not be determinable because uncertainties exist. Based on information currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the company.

(15)	On November 4, 2003, the company announced that it will distribute to shareholders net proceeds of $53.9 million received from the sale of the Callery Chemical Division. The net proceeds, estimated to be $4.38 per common share, will be distributed on November 24 to shareholders of record on November 14.

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

Corporate Initiatives

On September 12, 2003, the company sold the Callery Chemical Division to BASF for $64.6 million, resulting in an after-tax gain of $13.7 million. The Callery Chemical Division develops, manufactures, and sells specialty chemicals, including alkali metal strong bases and borane chemicals for use in pharmaceuticals, agricultural chemicals, plastics, and a number of other applications. The divestiture of the specialty chemical business better positions the company to focus on its core safety business. The operating results of the division, the gain on the sale, and assets sold or to be liquidated have been reported as discontinued operations and assets held for sale in the accompanying financial statements.

Results of operations

Three months ended September 30, 2003 and 2002

Sales for the third quarter of 2003 were $171.9 million, an increase of $28.5 million, or 20%, from $143.4 million in the third quarter of 2002.

Third quarter 2003 sales for North American operations of $112.9 million were $22.4 million, or 25%, higher than in third quarter 2002. The sales improvement in North America was primarily due to strong shipments of breathing apparatus to the fire service market and gas masks to homeland security and military markets. During 2003, the company changed its standard shipping terms to U.S. distributors. The effect of this change was to delay revenue recognition on the affected shipments, which resulted in a net reduction in third quarter 2003 sales and gross margins of approximately $1.8 million and $700,000, respectively.

In Europe, third quarter 2003 sales of $34.9 million were flat when compared to the corresponding quarter last year. Somewhat lower local currency sales, reflecting ongoing sluggishness in industrial markets, were offset when stated in U.S. dollars by the favorable translation effect of a stronger Euro.

International sales of $24.1 million in the third quarter of 2003 were $6.2 million, or 35%, higher than in third quarter 2002. Sales growth was primarily related to improved shipments of respiratory protection products in Latin America.

Gross profit for the third quarter of 2003 was $64.3 million, an increase of $11.3 million, or 21%, from $53.0 million in third quarter 2002. The ratio of gross profit to sales was 37.4% in the third quarter of 2003 compared to 37.0% in third quarter 2002. The higher gross profit percentage in the current quarter includes a favorable adjustment related to a change in the vacation vesting policy for U.S. employees. Under the vacation policy adopted in 2003, employees earn their vacation entitlement during the current year. Previously, vacation vested on the last day of the prior year. The policy change resulted in a favorable adjustment to cost of sales of $1.0 million during the third quarter of 2003. This policy change is expected to result in an additional favorable adjustment to cost of sales of approximately $1.0 million in the fourth quarter of 2003.

Selling, general and administrative expenses in the third quarter of 2003 were $41.8 million, an increase of $6.2 million, or 17%, from $35.6 million in third quarter 2002, but improved as a percentage of sales to 24.3% in the third quarter of 2003 compared to 24.8% in the corresponding quarter last year. The increase in selling, general and administrative expenses reflects higher insurance and selling expenses, and the exchange effect of strengthening international currencies, particularly the Euro. Selling, general and administrative expenses for the third quarter of 2003 include a favorable adjustment of $500,000 related to the previously discussed change in the vacation vesting policy for U.S. employees. This change is expected to result in an additional favorable adjustment to selling, general and administrative expenses of approximately $500,000 in the fourth quarter of 2003.

Depreciation and amortization expense was flat in the third quarter of 2003 at $5.5 million.

Interest expense of $1.0 million was $300,000 lower than in third quarter 2003, reflecting lower short- and long-term debt.

Currency exchange adjustments resulted in a gain of $121,000 in the third quarter of 2003 compared to a loss of $866,000 in the same quarter last year. Current quarter gains were primarily due to the strengthening of the Euro and the Canadian dollar. The third quarter 2002 loss related primarily to the Canadian dollar and the Chilean peso.

Other income and expense was income of $1.6 million in the third quarter of 2003 compared to an expense of $232,000 in the same quarter last year. During the current quarter, the company sold its real property in Berlin, Germany for approximately $25.7 million, resulting in a gain of approximately $13.6 million. At the same time, the company entered into an eight year agreement to lease back the portion of the property that it occupies. Under sale-leaseback accounting, $12.1 million of the gain has been deferred and will be amortized over the term of the lease. A gain of $1.5 million was recognized at closing and is included in other income in third quarter 2003.

Income from continuing operations before income taxes was $17.7 million for third quarter 2003 compared to $9.5 million in third quarter 2002, an increase of 86%.

The effective income tax rate for the third quarter of 2003 was 38.0% compared to 44.0% in third quarter 2002. The higher rate in third quarter 2002 related to proportionately higher losses in lower tax rate jurisdictions and differences in permanent items in non-U.S. taxing jurisdictions.

Net income from continuing operations in the third quarter of 2003 was $11.0 million, or 89 cents per basic share, compared to $5.3 million, or 43 cents per basic share, in the third quarter of last year.

Net income from discontinued operations, for which further information is contained in note 12, was a loss of $102,000 for the third quarter of 2003, compared to income of $470,000 in third quarter 2002. The loss in 2003 was primarily related to costs incurred in conjunction with the sale of the Callery Chemical Division. In the third quarter of 2003, an after-tax gain of $13.7 million was recognized from the sale of the Callery Chemical Division to BASF.

Net income for the third quarter of 2003 was $24.5 million, or $2.00 per basic share, compared to $5.8 million, or 47 cents per basic share, in third quarter 2002.

Nine months ended September 30, 2003 and 2002

Sales for the nine months ended September 30, 2003 were $508.3 million, an increase of $95.0 million, or 23%, from $413.3 million for the nine months ended September 30, 2002.

North American sales for the nine months ended September 30, 2003 of $331.0 million were $57.1 million, or 21%, higher than the same period last year. Higher shipments of breathing apparatus to the fire service market and gas masks to homeland security and military markets accounted for a significant portion of the improvement. During 2003, the company changed its standard shipping terms to U.S. distributors. The effect of this change was to delay revenue recognition on the affected shipments, which resulted in a net reduction in sales and gross margins for the nine months ended September 30, 2003 of approximately $4.4 million and $2.0 million, respectively.

Sales in Europe for the nine months ended September 30, 2003 of $106.2 million were $19.4 million, or 22%, higher than the same period in 2002. Improvement in local currency sales reflect the acquisition of Gallet during the second quarter of 2002. When stated in U.S. dollars, European sales in the current period also benefited from the favorable currency translation effect of the stronger Euro.

International sales for the first nine months of 2003 of $71.0 million were $18.4 million, or 35%, higher than in the same period last year. Sales growth occurred primarily in the Latin America and Asia Pacific regions. Sales for the nine months ended September 30, 2003 included large shipments of breathing apparatus to the Royal Australian Navy.

Gross profit for the nine months ended September 30, 2003 was $193.6 million, an increase of $38.0 million, or 24%, from $155.6 million in the first nine months of 2002. The ratio of gross profit to sales was 38.0% in the nine months ended September 30, 2003 compared to 37.7% in the corresponding period last year. The higher gross profit percentage in the current year includes a favorable adjustment related to a change in the vacation vesting policy for U.S. employees. Under the vacation policy adopted in 2003, employees earn their vacation entitlement during the current year. Previously vacation vested on the last day of the prior year. The policy change resulted in a favorable adjustment to cost of sales of $2.7 million during the nine months ended September 30, 2003. This policy change is expected to result in an additional favorable adjustment to cost of sales of approximately $1.0 million in the fourth quarter of 2003.

Selling, general and administrative costs for the nine months ended September 30, 2003 were $123.1 million, an increase of $20.2 million, or 20%, from $102.9 million in the same period last year, but improved somewhat as a percentage of sales to 24.2% in the first nine months of 2003 compared to 24.9% in the corresponding period last year. The increase includes higher sales expenses in the U.S., the post-acquisition expenses of Gallet, and the currency translation effects of a stronger Euro. Selling, general and administrative expenses for the nine months ended September 30, 2003 include a favorable adjustment of approximately $1.3 million related to the previously discussed change in the vacation vesting policy for U.S. employees. This change is expected to result in an additional favorable adjustment to selling, general and administrative expenses of approximately $500,000 in the fourth quarter of 2003.

Depreciation and amortization expense was $16.6 million in the nine months ended September 30, 2003, an increase of $731,000, or 5%, from $15.8 million in the same period last year. The increase is primarily due to a full nine months depreciation expense on Gallet assets.

Interest expense for the nine months ended September 30, 2003 was $3.3 million, a decrease of $382,000, or 10%, from $3.7 million in the same period last year. Lower interest expense in 2003 related to reductions in short- and long-term borrowings.

Currency exchange adjustments were a gain of $1.9 million in the nine months ended September 30, 2003 compared to a loss of $314,000 in the same period last year. The 2003 gain related primarily to the strengthening of the Euro and Canadian dollar.

Other income was $2.1 million for the nine months ended September 30, 2003 compared to $1.9 million in the same period last year. During the current year, the company sold its real property in Berlin, Germany for $25.7 million, resulting in a gain of approximately

$13.6 million. At the same time, the company entered into an eight year agreement to lease back the portion of the property that it occupies. Under sale-leaseback accounting, $12.1 million of the gain has been deferred and will be amortized over the term of the lease. A gain of $1.5 million was recognized at closing and is included in other income for the first nine months of 2003. Other income in the first nine months of 2002 included a gain of $2.1 million on the sale of real estate development property in Pittsburgh.

Income from continuing operations before income taxes was $54.7 million for the nine months ended September 30, 2003 compared to $34.8 million in the first nine months of 2002, an increase of $19.9 million, or 57%.

The effective income tax rate for the nine months ended September 30, 2003 was 38.4% compared to 39.8% in the same period last year. The higher effective rate in 2002 related to differences in permanent items in non-U.S. taxing jurisdictions.

Net income from continuing operations was $33.7 million for the nine months ended September 30, 2003 compared to $20.9 million in the same period last year, an increase of $12.8 million, or 61%.

Income from discontinued operations, for which further information is contained in note 12, was $2.7 million for the first nine months of 2003, an increase of $368,000 from income of $2.3 million in same period last year. The income improvement in 2003 includes the favorable effect of the discontinuance of depreciation expense on property classified as held for sale, partially offset by costs incurred in conjunction with the sale of the Callery Chemical Division. In the current period, an after-tax gain of $13.7 million was recognized from the sale of the Callery Chemical Division to BASF.

Net income for the first nine months of 2003 was $50.0 million, or $4.09 per basic share, compared to $23.3 million, or $1.91 per basic share, in third quarter 2002.

Liquidity and Financial Condition

Continuing operations provided $25.0 million of cash during the nine months ended September 30, 2003 compared to providing $35.7 million in the same period last year. Higher income from continuing operations in the current period was more than offset by changes in operating assets, particularly increases in accounts receivable, which used $17.4 million of cash during the first nine months of 2003. In the same period last year, changes in operating assets and liabilities provided $3.5 million of cash.

Discontinued operations provided $5.6 million of cash in the nine months ended September 30, 2003 compared to providing $6.9 million in the same period last year.

Investing activities provided cash of $49.3 million in nine months ended September 30, 2003 compared to using $31.5 million in the same period last year. Proceeds from the sale of the Callery Chemical Division provided net cash of $63.0 million during the nine months ended September 30, 2003. In 2002, net cash of approximately $14.5 million was used to acquire CGF Gallet.

Financing activities used $16.4 million of cash in the nine months ended September 30, 2003 compared to using $8.5 million in the same period last year. The higher use of cash for financing activities in 2003 related primarily to reductions in short-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company’s financial instrument market risk during the nine months ended September 30, 2003. For additional information, refer to page 19 of the company’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the company’s management, including the CEO and CFO, concluded that the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There was no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION

MINE SAFETY APPLIANCES COMPANY

Item 1. Legal Proceedings

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a)

32	Certification pursuant to 18 U.S.C. (S) 1350

(b) Reports on Form 8-K

During the quarter ended September 30, 2003, the company filed or furnished the following reports on Form 8-K:

Date	Contents

July 21	Item 5—press release announcing Asset Purchase Agreement with BASF Corporation for the sale of the company’s Callery Chemical Division.

August 6	Item 9 (pursuant to Item 12)—press release announcing financial results for the quarter ended June 30, 2003.

September 25	Items 2 and 7—reporting completion of sale of Callery Chemical Division to BASF Corporation and including pro forma consolidated condensed balance sheet as of June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

Date: November 13, 2003	By	/s/ Dennis L. Zeitler
Dennis L. Zeitler Vice President—Finance; Duly Authorized Officer and Principal Financial Officer