Form 10-K
period 2003-12-31
MINE SAFETY APPLIANCES CO
filed 2004-03-15
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Gamma Drive RIDC Industrial Park O’Hara Township Pittsburgh, Pennsylvania	15238
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 412/967-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	American Stock Exchange

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

As of February 20, 2004, there were outstanding 36,968,557 shares of common stock, no par value, not including 3,670,658 shares held by the Mine Safety Appliances Company Stock Compensation Trust. Total market value of outstanding shares as of February 20, 2004 was $917,190,000. The aggregate market value of voting stock held by non-affiliates as of February 20, 2004 was $647,715,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference:

DOCUMENT	FORM 10-K PART NUMBER
(1) Annual Report to Shareholders for the year ended December 31, 2003	I, II, IV

(2) Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on April 29, 2004	III

PART I

Item 1. Business

Operating Segments:

The company is organized into three geographic operating segments – North America, Europe and International. Further information with respect to the registrant’s operating segments is reported at Note 4 of Notes to Consolidated Financial Statements contained in the registrant’s Annual Report to Shareholders for the year ended December 31, 2003, incorporated herein by reference.

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

Many of these products have wide application for workers in industries that include manufacturing, municipal and volunteer fire departments, public utilities, mining, petroleum, construction, transportation, the military, and hazardous materials clean-up. Consumer products target the do-it-yourself market and are available through select home center retail outlets under the MSA Safety Works™ brand.

Additional information concerning the registrant’s products is reported at Note 4 of Notes to Consolidated Financial Statements contained in the registrant’s Annual Report to Shareholders for the year ended December 31, 2003, incorporated herein by reference.

The registrant and its affiliated companies compete with many large and small enterprises. For most of the registrant’s products and in most markets, principal methods of competition are product features, quality and price. In the opinion of management, the registrant is a leader in the manufacture of safety and health equipment.

Orders, except under contracts with U.S. government agencies, are generally filled promptly after receipt and the production period for special items is usually less than one year. The year-end backlog of orders under contracts with U.S. government agencies was $83,700,000 in 2003, $38,700,000 in 2002 and $27,400,000 in 2001.

Sales of products to U.S. government agencies increased in 2003; in addition, incoming orders were higher than shipments in both 2003 and 2002. The company’s business is not dependent on a single customer or group of related customers, the loss of which would have a material adverse effect on the registrant’s results.

Research:

The registrant and its affiliated companies engage in applied research with a view to developing new products and new applications for existing products. Most of the products are designed and manufactured to meet currently applicable performance and test standards published by groups such as ANSI (American National Standards Institute), MSHA (Mine Safety & Health Administration), NFPA (U.S. National Fire Protection Association), NIOSH (National Institute for Occupational Safety and Health), UL (Underwriters’ Laboratories), SEI (Safety Equipment Institute), FM (Factory Mutual), CEN (European Committee for Standardization) and CSA (Canadian Standards Association). The registrant also from time to time engages in research projects for others such as the Bureau of Mines and the Department of Defense or its prime contractors. Registrant-sponsored research and development costs for continuing operations were $21,722,000 in 2003, $20,372,000 in 2002, and $16,740,000 in 2001.

In the aggregate, patents have represented an important element in building the business of the registrant and its affiliates, but in the opinion of management no one patent or group of patents is of material significance to the business as presently conducted.

General:

The company was founded in 1914 and is headquartered in Pittsburgh, Pennsylvania. As of December 31, 2003, the registrant and its affiliated companies had approximately 4,300 employees, of which 2,200 were employed by international affiliates. None of the U.S. employees are subject to the provisions of a collective bargaining agreement.

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

Further information about the registrant’s business is included in Management’s Discussion and Analysis at pages 20 to 25 of the 2003 Annual Report to Shareholders, incorporated herein by reference.

The Company makes available, free of charge, through its Internet site at www.MSANet.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files such materials with, or furnishes them to, the Securities and Exchange Commission. The contents of the Company’s Internet site are not part of this Annual Report on Form 10-K.

Executive Officers:

Name	Age	All Positions and Offices Presently Held
J. T. Ryan III	60	Chairman and Chief Executive Officer
J. H. Baillie	57	Vice President; President, MSA Europe
J. A. Bigler	54	Vice President
K. M. Bove	45	Vice President
R. Cañizares	54	Vice President; President, International
B. V. DeMaria	56	Vice President
R. N. Herring, Jr.	43	Vice President
W. M. Lambert	45	Vice President; President, North America
D. K. McClaine	46	Secretary and General Counsel
D. L. Zeitler	55	Vice President, Chief Financial Officer, and Treasurer

All the executive officers have been employed by the registrant since prior to January 1, 1999 and have held their present positions since prior to that date except as follows:

(a)	Mr. Baillie was employed by the registrant on January 21, 1999, was elected Vice President, and appointed President, MSA Europe. Prior to that time, he was Executive Vice President of Sylvania Lighting International.

(b)	Mr. Bove was elected Vice President on August 22, 2000. From January 1999 until November 1999, he was Division Marketing Manager. From November 1999, he was General Manager of the Instrument Division.

(c)	Mr. Cañizares was employed by the registrant on January 20, 2003, elected Vice President and appointed President, International. Prior to that time, he was Senior Vice President, Global Sales & Service Group of Trane Company.

(d)	Mr. Herring was elected Vice President on December 10, 2003. From January 2002 until December 2003, he was General Manager of Safety Products Division. Prior to that time, he was Director of Marketing for Safety Products Division.

(e)	Mr. Lambert was appointed President, North America on August 22, 2002. Prior to that time, he was Vice President.

(f)	Mr. McClaine was elected Secretary on July 1, 2002. Prior to that time, he was Associate General Counsel.

(g)	Mr. Zeitler was elected Chief Financial Officer on November 1, 2000. Prior to that time, he was Vice President.

The executive officers of the registrant serve at the pleasure of the Board of Directors and are not elected to any specified term of office.

The primary responsibilities of these officers follow:

Individual	Responsibilities
Mr. Baillie	European operations

Mr. Bigler	North America sales and distribution

Mr. Bove	Research, product development, manufacturing and marketing of instrument products in North America

Mr. Cañizares	International operations outside North America and Europe

Mr. DeMaria	Human resources and corporate communications

Mr. Herring	Research, product development, manufacturing and marketing of safety products in North America

Mr. Lambert	North America operations

Mr. McClaine	General Counsel

Item 2. Properties

World Headquarters:

The registrant’s executive offices are located at 121 Gamma Drive, RIDC Industrial Park, O’Hara Township, Pittsburgh, Pennsylvania 15238. This facility contains approximately 93,000 sq. ft.

Production and Research Facilities:

The registrant’s principal North American manufacturing and research facilities are located in the Greater Pittsburgh area in buildings containing approximately 770,000 square feet. Other North American manufacturing and research facilities of the registrant are located in Jacksonville, North Carolina (107,000 sq. ft.), Sparks, Maryland (54,000 sq. ft.), Englewood, Colorado (41,000 sq. ft.), Clifton, New Jersey (41,000 sq. ft.), Newport, Vermont (11,500 sq. ft.), Quebec, Canada (20,700 sq. ft.), Etobicoke, Canada (6,100 sq. ft.), and Naucalpan, Mexico (5,800 sq. ft.).

Manufacturing facilities of the European operating segment of the registrant are located in France, Germany, Italy and Scotland. The most significant is located in Germany (approximately 340,000 sq. ft.) and France (approximately 78,000 sq. ft.). Research activities are also conducted in Germany. Manufacturing facilities for the International operating segment are located in Australia, Brazil, China and South Africa.

Approximately half of these buildings are owned by the registrant and its affiliates and are constructed of granite, brick, concrete block, steel or other fire-resistant materials.

Sales Offices and Warehouses:

Sales offices and distribution warehouses are owned or leased in the United States and 34 other countries in which the registrant’s affiliates are located.

Item 3. Legal Proceedings

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during fourth quarter 2003.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

Incorporated by reference herein pursuant to Rule 12b - 23 are

Item 5 - “Common Stock” appearing at page 25

Item 6 - “Summary of Selected Financial Data” appearing at page 41

Item 7 and 7a - “Management’s Discussion and Analysis” appearing at pages 20 to 25

Item 8 - “Consolidated Financial Statements and Notes to Consolidated Financial Statements” appearing at pages 26 to 40 of the Annual Report to Shareholders for the year ended December 31, 2003. Said pages of the Annual Report are submitted with this report and pursuant to Item 601(b)(13) of Regulation S-K shall be deemed filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 7a, 8 and 15 (a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the company’s management, including the CEO and CFO, concluded that the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There was no change in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principle Accountant Fees and Services

Incorporated by reference herein pursuant to Rule 12b - 23 are (1) “Election of Directors” appearing at pages 1 to 3, (2) “Other Information Concerning Directors and Officers” appearing at pages 4 to 11 (except as excluded below), (3) “Stock Ownership” appearing at pages 13 to 16, and (4) “Selection of Independent Auditors” appearing at page 17 of the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on April 29, 2004. The information appearing in such Proxy Statement under the captions “Compensation Committee Report on Executive Compensation,” “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s Internet site at www.MSANet.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.

Item 12. Equity Compensation Plan Information

This information is provided pursuant to Item 12.

The following table sets forth information as of December 31, 2003 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,015,550	$9.88	1,846,836
Equity compensation plans not approved by security holders	None	—	None
Total	2,015,550	$9.88	1,846,836

*	Includes 1,684,815 shares available for issuance under the Company’s 1998 Management Share Incentive Plan (MSIP) and 162,021 shares available for issuance under the Company’s 1990 Non-Employee Directors’ Stock Option Plan (DSOP). In addition to stock options, the DSOP authorizes the issuance of restricted stock awards, and the MSIP authorizes the issuance of stock appreciation rights, restricted stock, performance awards and other stock and stock-based awards.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2. Financial Statements

The following information appearing on pages 26 to 40 inclusive in the Annual Report to Shareholders of the registrant for the year ended December 31, 2003, is incorporated herein by reference pursuant to Rule 12b-23.

Report of Independent Accountants

Consolidated Statement of Income - three years ended December 31, 2003

Consolidated Balance Sheet - December 31, 2003 and 2002

Consolidated Statement of Changes in Retained Earnings and Accumulated Other Comprehensive Income - three years ended December 31, 2003

Consolidated Statement of Cash Flows - three years ended December 31, 2003

Notes to Consolidated Financial Statements

Said pages of the Annual Report are submitted with this report and, pursuant to Item 601(b)(13) of Regulation S-K shall be deemed to be filed with the Commission only to the extent that material contained therein is expressly incorporated by reference in Items 1, 5, 6, 7, 8 and 15 (a)(1) and (2) hereof.

The following additional financial information for the three years ended December 31, 2003 is filed with the report and should be read in conjunction with the above financial statements:

Report of Independent Accountants on Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements and consolidated notes to the financial statements listed above.

(a) 3.	Exhibits

	(3)(i)	Restated Articles of Incorporation as amended to January 16, 2004, filed herewith.

	(3)(ii)	By-laws of the registrant, as amended on March 13, 2001, filed as Exhibit 3(ii) to Form 10-K on March 27, 2001, is incorporated herein by reference.

	(4)	Rights Agreement dated as of February 10, 1997 between the registrant and Norwest Bank Minnesota, N.A., as Rights Agent, filed as Exhibit (4) to Form 10-K on March 27, 2002, is incorporated herein by reference.

	(10)(a) *	1998 Management Share Incentive Plan, filed as Exhibit 10(b) to Form 10-K on March 28, 2003, is incorporated herein by reference.

	(10)(b) *	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(c) to Form 10-K on March 27, 2001, is incorporated herein by reference.

	(10)(c) *	Supplemental Pension Plan as of May 5, 1998, filed as Exhibit 10(d) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

	(10)(d) *	1990 Non-Employee Directors’ Stock Option Plan as amended effective April 1, 2001, filed as Exhibit 10(e) to Form 10-K on March 27, 2001, is incorporated herein by reference.

	(10)(e) *	Executive Insurance Program as Amended and Restated as of January 1, 2001, filed as Exhibit 10(g) to Form 10-K on March 27, 2001, is incorporated herein by reference.

	(10)(f) *	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10)(g) *	Form of Severance Agreement as of May 20, 1998 between the registrant and John T. Ryan III, filed as Exhibit 10(h) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10)(h) *	Form of Severance Agreement between the registrant and the other executive officers filed as Exhibit 10(i) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10)(i) *	First Amendment to the 1998 Management Share Incentive Plan as of March 10, 1999, filed as Exhibit 10(l) to Form 10-K on March 26, 1999, is incorporated herein by reference.

(10)(j)	Trust Agreement as of June 1, 1996 between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust filed as Exhibit 10(k) to Form 10-K on March 28, 2003, is incorporated herein by reference.

(10)(k) *	MSA Supplemental Savings Plan, as amended and restated effective January 1, 2003, filed as Exhibit 10(l) to Form 10-K on March 28, 2003, is incorporated herein by reference.

(10)(l)	Mine Safety Appliances Company Non-Contributory Pension Plan MSA Stock Trust Agreement, dated January 30, 2004, filed as Exhibit 1 to the Schedule 13D of Dennis L. Zeitler with respect to the Company’s Common Stock dated March 3, 2004 is incorporated herein by reference.

(13)	Annual Report to Shareholders for year ended December 31, 2003

(21)	Affiliates of the registrant

(23)	Consent of PricewaterhouseCoopers LLP, independent accountants

(31)(1)	Certification of J. T. Ryan III pursuant to Rule 13a-14(a) is filed herewith.

(31)(2)	Certification of D. L. Zeitler pursuant to Rule 13a-14(a) is filed herewith.

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.(S)1350 is filed herewith.

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

The registrant agrees to furnish to the Commission upon request copies of all instruments with respect to long-term debt referred to in Note 11 of the Notes to Consolidated Financial Statements filed as part of Exhibit 13 to this annual report which have not been previously filed or are not filed herewith.

(b)	Reports on Form 8-K

During the quarter ended December 31, 2003, the company filed or furnished the following reports on Form 8-K:

	Date	Contents
	November 5	Item 5 – press release announcing special distribution to shareholders

Item 12 – press release announcing financial results for quarter ended September 30, 2003

	December 11	Item 5 – press release announcing 3-for-1 stock split of MSA’s common stock

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

March 15, 2004	By	/s/ John T. Ryan III
(Date)		John T. Ryan III
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John T. Ryan III John T. Ryan III	Director; Chairman of the Board and Chief Executive Officer	March 15, 2004

/s/ Dennis L. Zeitler Dennis L. Zeitler	Vice President - Finance; Principal Financial and Accounting Officer	March 15, 2004

/s/ Calvin A. Campbell, Jr. Calvin A. Campbell, Jr.	Director	March 15, 2004

/s/ James A. Cederna James A. Cederna	Director	March 15, 2004

/s/ Thomas B. Hotopp Thomas B. Hotopp	Director	March 15, 2004

/s/ Diane M. Pearse Diane M. Pearse	Director	March 15, 2004

/s/ L. Edward Shaw, Jr. L. Edward Shaw, Jr.	Director	March 15, 2004

/s/ John C. Unkovic John C. Unkovic	Director	March 15, 2004

/s/ Thomas H. Witmer Thomas H. Witmer	Director	March 15, 2004

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors

of Mine Safety Appliances Company:

Our audits of the consolidated financial statements referred to in our report dated February 20, 2004 appearing in the 2003 Annual Report to Shareholders of Mine Safety Appliances Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 20, 2004

F-1

SCHEDULE II

MINE SAFETY APPLIANCES COMPANY AND AFFILIATES

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2003

(IN THOUSANDS)

	2003	2002	2001
Allowance for doubtful accounts:
Balance at beginning of year	$4,134	$2,956	$2,363
Additions—
Charged to costs and expenses	2,718	1,538	1,358
Deductions—
Deductions from reserves (1)	434	360	765

Balance at end of year	$6,418	$4,134	$2,956

(1)	Bad debts written off, net of recoveries.

F-2