Form 10-Q
period 2004-03-31
MINE SAFETY APPLIANCES CO
filed 2004-05-07
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Gamma Drive RIDC Industrial Park O’Hara Township Pittsburgh, Pennsylvania	15238
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2004, there were outstanding 37,052,542 shares of common stock without par value, not including 3,557,517 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31 Unaudited
	2004	2003
Net sales	$194,490	$160,391
Other income	786	96

	195,276	160,487

Costs and expenses
Cost of products sold	109,331	93,853
Selling, general and administrative	47,730	39,096
Research and development	5,215	5,042
Depreciation and amortization	5,820	5,393
Interest	514	1,119
Currency exchange loss (gain)	667	(1,150)

	169,277	143,353

Income from continuing operations before income taxes	25,999	17,134
Provision for income taxes	9,861	6,635

Net income from continuing operations	16,138	10,499
Net income from discontinued operations		1,514

Net income	$16,138	$12,013

Basic earnings per common share:
Continuing operations	$0.44	$0.29
Discontinued operations		0.04

Net income	$0.44	$0.33

Diluted earnings per common share:
Continuing operations	$0.43	$0.29
Discontinued operations		0.04

Net income	$0.43	$0.33

Dividends per common share	$0.07	$0.06

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED CONDENSED BALANCE SHEET

(Thousands of dollars, except share data)

	March 31 2004	December 31 2003
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$73,917	$73,244
Trade receivables, less allowance for doubtful accounts of $6,597 and $6,418	82,101	89,919
Other receivables	55,388	38,981
Inventories:
Finished products	39,305	34,660
Work in process	19,161	17,476
Raw materials and supplies	39,307	37,967

Total inventories	97,773	90,103

Deferred tax assets	18,571	17,890
Prepaid expenses and other current assets	13,438	10,794
Assets held for sale		2,311

Total current assets	341,188	323,242

Property, plant and equipment	355,839	359,946
Less accumulated depreciation	(235,770)	(239,386)

Net property	120,069	120,560

Prepaid pension cost	124,546	121,290
Deferred tax assets	22,780	23,047
Goodwill	44,535	44,810
Other noncurrent assets	10,310	10,936

TOTAL	$663,428	$643,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$5,822	$5,666
Accounts payable	40,999	40,029
Employees’ compensation	15,728	15,486
Insurance	15,399	13,518
Taxes on income	5,519	4,976
Other current liabilities	36,200	35,040

Total current liabilities	119,667	114,715

Long-term debt	59,717	59,915
Pensions and other employee benefits	74,181	74,808
Deferred tax liabilities	73,245	70,845
Other noncurrent liabilities	14,740	15,744

Shareholders’ equity
Preferred stock, 4 1/2% cumulative - authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock - authorized 1,000,000 shares of $10 par value; none issued
Common stock - authorized 180,000,000 shares of no par value; issued 61,740,327 and 61,740,327 shares (outstanding 36,994,014 and 36,927,984 shares)	32,245	31,187
Stock compensation trust - 3,627,505 and 3,711,231 shares	(18,948)	(19,385)
Less treasury shares, at cost:
Preferred - 51,554 and 51,554 shares	(1,690)	(1,690)
Common - 21,118,808 and 21,101,112 shares	(135,926)	(135,483)
Deferred stock compensation	(1,726)	(993)
Accumulated other comprehensive (loss)	(5,878)	(6,037)
Earnings retained in the business	450,232	436,690

Total shareholders’ equity	321,878	307,858

TOTAL	$663,428	$643,885

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Thousands of dollars)

	Three Months Ended March 31 Unaudited
	2004	2003
OPERATING ACTIVITIES
Net income	$16,138	$12,013
Net income from discontinued operations		(1,514)

Net income from continuing operations	16,138	10,499
Depreciation and amortization	5,820	5,393
Pensions	(1,917)	(2,367)
Gain on sale of investments and assets	(38)	(21)
Deferred income taxes	1,677	1,638
Changes in operating assets and liabilities	(13,522)	(18,034)
Other - including currency exchange adjustments	177	(312)

Cash flow from continuing operations	8,335	(3,204)
Cash flow from discontinued operations	2,061	4,196

Cash flow from operating activities	10,396	992

INVESTING ACTIVITIES
Property additions	(5,601)	(3,722)
Property disposals	67	24
Other investing	(1,570)	(574)

Cash flow from investing activities	(7,104)	(4,272)

FINANCING ACTIVITIES
Additions to long-term debt	11	93
Reductions of long-term debt	(80)	(424)
Changes in notes payable and short-term debt	168	(3,052)
Cash dividends	(2,596)	(2,087)
Company stock purchases	(443)	(264)
Company stock sales	561

Cash flow from financing activities	(2,379)	(5,734)

Effect of exchange rate changes on cash	(240)	428

Increase/(decrease) in cash and cash equivalents	673	(8,586)
Beginning cash and cash equivalents	73,244	36,477

Ending cash and cash equivalents	$73,917	$27,891

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

(1)	Basis of Presentation

We have prepared the consolidated condensed financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements.

The interim consolidated condensed financial statements are unaudited; however, we believe that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information about our results of operations and financial position. Those comments should be read in conjunction with these notes. Our annual report on Form 10-K for the year ended December 31, 2003 includes additional information about the company, our operations, and our financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2)	Three-for-One Stock Split

All share and per share information has been adjusted to reflect the three-for-one stock split of our common stock effected on January 28, 2004.

(3)	Earnings per Share

Basic earnings per share is computed on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended March 31
(In Thousands)	2004	2003
Net income from continuing operations	$16,138	$10,499
Preferred stock dividends	11	12

Income available to common shareholders	16,127	10,487

Basic shares outstanding	36,964	36,631
Stock options	985	255

Diluted shares outstanding	37,949	36,886

Antidilutive stock options	4	1,263

(4)	Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended March 31
(In Thousands)	2004	2003
Net income from continuing operations	$16,138	$10,499
Net income from discontinued operations		1,514
Cumulative translation adjustments	159	2,113

Comprehensive income	16,297	14,126

Components of accumulated other comprehensive loss are as follows:

(In Thousands)	March 31 2004	December 31 2003
Cumulative translation adjustments	$(4,735)	$(4,894)
Minimum pension liability adjustments	(1,143)	(1,143)

Accumulated other comprehensive loss	(5,878)	(6,037)

(5)	Segment Information

We are organized into three geographic operating segments (North America, Europe and International), each of which includes a number of operating companies.

A summary of our reportable segment information is as follows:

	Three Months Ended March 31, 2004
(In Thousands)	North America	Europe	International	Reconciling	Consolidated Totals
Sales to external customers	$129,619	$39,386	$25,474	$11	$194,490
Intercompany sales	6,225	14,466	635	(21,326)
Net income from continuing operations	13,782	1,832	1,130	(606)	16,138

	Three Months Ended March 31, 2003
(In Thousands)	North America	Europe	International	Reconciling	Consolidated Totals
Sales to external customers	$106,765	$34,643	$18,981	$2	$160,391
Intercompany sales	6,577	13,025	721	(20,323)
Net income from continuing operations	8,025	1,096	1,173	205	10,499
Income from discontinued operations	1,514				1,514

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6)	Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost for the three months ended March 31 consisted of the following:

	Pension Benefits		Other Benefits
(In Thousands)	2004	2003	2004	2003
Service cost	$1,533	$1,452	$128	$106
Interest cost	3,487	3,372	376	349
Expected return on plan assets	(6,976)	(6,699)
Amortization of transition asset	64	(115)
Amortization of prior service cost	67	70	(57)	(57)
Recognized net actuarial (gains) losses	(92)	(447)	207	148

Net periodic benefit (credit) cost	(1,917)	(2,367)	654	546

We made contributions of $356 thousand to our pension plans in the three months ended March 31, 2004. We expect to make pension contributions of $1.3 million during 2004.

(7)	Accounts Receivable Securitization

At March 31, 2004, accounts receivable of $69.8 million were owned by Mine Safety Funding Corporation, an unconsolidated wholly-owned bankruptcy-remote subsidiary of the company. We held a subordinated interest in these receivables of $56.4 million, of which $55.4 million is classified as other receivables. Our net proceeds from the securitization arrangement were $15.0 million at March 31, 2004.

At December 31, 2003, accounts receivable of $55.2 million were owned by Mine Safety Funding Corporation. We held a subordinated interest in these receivables of $40.0 million, of which $39.0 million is classified as other receivables. Our net proceeds from the securitization arrangement were $15.0 million at December 31, 2003.

The key economic assumptions used to measure the retained interest at March 31, 2004 were a discount rate of 3.3% and an estimated life of 2.6 months. At March 31, 2004, an adverse change in the discount rate or estimated life of 10% and 20% would reduce the fair value of the retained interest by $50,000 and $99,000, respectively. The effect of hypothetical changes in fair value based on variations in assumptions should be used with caution and generally cannot be extrapolated. Additionally, the effect on the fair value of the retained interest of changing a particular assumption has been calculated without changing other assumptions. In reality, a change in one factor may result in changes in others.

(8)	Goodwill and Intangible Assets

Changes in goodwill and intangible assets for the three months ended March 31, 2004 were as follows:

(In Thousands)	Goodwill	Intangibles
Balances at January 1, 2004	$44,810	$3,307
Amortization expense		(169)
Currency translation and other	(275)

Balances at March 31, 2004	44,535	3,138

At March 31, 2004, goodwill of $34.3 million and $10.2 million related to the North America and European operating segments, respectively.

(9)	Stock Plans

We apply the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost is recognized for stock option grants. Compensation cost for restricted stock awards is measured at the market value of the shares when awarded. Unearned compensation related to restricted stock awards is reported in shareholders’ equity and charged to income over the restriction period.

If we had elected to recognize compensation cost based on the fair value of stock options at the grant date as prescribed by FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended March 31
(In thousands)	2004	2003
Net income as reported	$16,138	$12,013
Fair value of stock options granted, net of tax	(436)	(90)

Pro forma net income	15,702	11,923

Basic earnings per share:
As reported	$0.44	$0.33
Pro forma	0.42	0.33

Diluted earnings per share:
As reported	$0.43	$0.33
Pro forma	0.41	0.32

Stock options granted in 2004 and 2003 vest in one year. For purposes of the pro forma disclosure, the estimated fair value of the options is amortized over the vesting period. The fair value of the options granted was estimated at the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2004 and 2003, respectively: risk-free interest rate of 2.9% and 4.0%; dividend yield of 2.0% and 2.1%; expected option of 9.9 years and 9.9 years; and expected volatility factor of 29% and 23%.

We grant restricted stock awards to eligible key employees and non-employee directors without payment to the company in consideration of services to be performed in the ensuing three years. Restricted stock awards expense was $202,000 and $143,000 in the first quarters of 2004 and 2003, respectively.

(10)	Discontinued Operations

On September 12, 2003, we sold certain assets of the Callery Chemical Division to BASF Corporation. The operating results of Callery Chemical Division for the three months ended March 31, 2003, as summarized below, have been classified as discontinued operations.

(In thousands)	Three Months ended March 31, 2003
Net sales	$8,208

Income before income taxes	2,408
Provision for income taxes	894

Net income from discontinued operations	1,514

Assets held for sale at December 31, 2003 of $2.3 million represent trade receivables and other current assets that were retained by us when the division was sold and subsequently liquidated.

(11)	Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 1,850 lawsuits involving primarily respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 30,000 plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos - related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential liability, if any, for such claims, in part because the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought.

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes, and other relevant information. We reevaluate our exposures on an ongoing basis and make adjustments to reserves as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial position.

In connection with our sale of the Callery Chemical facility in Evans City, Pennsylvania, we have retained responsibility for certain environmental costs at this site, where relatively low levels of contamination are known to exist. Under the terms of the asset purchase agreement with BASF, our maximum liability for these matters is capped at $50.0 million. Based on environmental studies performed prior to the sale of the division, we do not believe that our potential exposure under the terms of this agreement will materially affect our results of operations, cash flows, or financial position.

(12)	Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 establishes criteria to be used in determining whether an investment in a variable interest entity should be consolidated and is based on the premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN 46, which we adopted in the quarter ended March 31, 2004, did not have a material impact on our financial position, results of operations or cash flow.

In January 2004, the FASB issued Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Specific authoritative guidance on accounting for the federal subsidy is pending, and that guidance, when issued, could require plan sponsors to change previously reported information. We are currently evaluating the effect of the act on us and do not expect that the reductions in postretirement benefit costs will be significant. In accordance with FASB Staff Position No. 106-1, we have elected to defer accounting for the effect of the act. Accordingly, the net periodic postretirement benefit costs and liability included in our financial statements do not reflect any potential effects of the act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things: the availability of government funding in the fire service, homeland security and military markets; our ability to compete successfully against current and future competitors; the timely and successful introduction of new products; risks inherent in litigation, including product liability claims; currency exchange rate fluctuations and various political and economic risks associated with international operations; fluctuations in the cost and availability of purchased materials and components; our ability to successfully identify and integrate future acquisitions; and the impact of unforeseen economic and political changes, including the threat of terrorism and its potential consequences. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable words. These statements are only predictions and are not guarantees of future performance. Therefore, actual events or results may differ materially from those expressed or forecast in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined above.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update publicly any of the forward-looking statements after the date of this report whether as a result of new information, future events or otherwise.

Company Overview

We are a global leader in the development, manufacture and supply of sophisticated products that protect people’s health and safety. Sophisticated safety products typically integrate any combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life-threatening situations. Our comprehensive line of safety products is used by workers around the world in the fire service, homeland security, construction and other industries, as well as the military. Our broad product offering includes self-contained breathing apparatus, gas masks, gas detection instruments, head protection, respirators and thermal imaging cameras. Additionally, we provide a broad offering of consumer and contractor safety products through retail channels.

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic operating segments: North America, Europe and International.

The safety products market is highly competitive, with participants ranging in size from small companies focusing on a single type of personal protective equipment to a few large multinational corporations that manufacture and supply many types of sophisticated safety products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, agency approvals, design and style), price, brand name recognition, and service.

Discontinued Operations

On September 12, 2003, we sold our Callery Chemical Division to BASF Corporation. In accordance with accounting principles generally accepted in the United States of America, the operating results of the Callery Chemical Division for the three months ended March 31, 2003 have been reported as discontinued operations.

At December 31, 2003, $2.3 million of Callery Chemical Division trade receivables and other current assets that were retained by us when the division was sold were classified as assets held for sale. These assets were liquidated during the first quarter of 2004.

Results of Continuing Operations

Three Months Ended March 31, 2004 and 2003

Net Sales

Net sales for the first quarter of 2004 were $194.5 million, compared with $160.4 million in the first quarter of 2003, an increase of $34.1 million, or 21%. Sales growth during the quarter occurred in North America, led by strong shipments of self-contained breathing apparatus and thermal imaging cameras to the fire service market and ballistic helmets and communications systems to the military.

Cost of Products Sold

Cost of products sold was $109.3 million in the first quarter of 2004, an increase of $15.5 million, or 16%, compared to the same quarter last year. The increase relates to higher sales.

Gross Profit

Gross profit for the first quarter of 2004 was $85.2 million, which is $18.6 million, or 28%, higher than the same quarter in the prior year. The ratio of gross profit to net sales was 43.8% in the first quarter of 2004 compared to 41.5% in the same quarter last year. The higher gross profit percentage is mainly due to changes in product mix and cost reductions associated with higher production volumes.

Selling, General and Administrative Expenses

Selling, general and administration expenses were $47.7 million during the first quarter of 2004, an increase of $8.6 million, or 22%, compared to first quarter 2003. Selling, general and administration expenses were 24.5% of sales in the first quarter of 2004 and 24.4% of sales in the first quarter of last year. The increase in selling, general and administrative expenses reflects higher selling expenses associated with increased sales and the exchange effect of strengthening international currencies, particularly the Euro.

Depreciation and Amortization Expense

Depreciation and amortization expense for the first quarter of 2004 was $5.8 million, an increase of $427,000, or 8%, compared to the first quarter of 2003. The increase was related to regular asset additions.

Interest Expense

Interest expense for the first quarter of 2004 was $514,000 compared to $1.1 million in the same quarter last year. First quarter 2004 interest expense was favorably affected by a gain of $678,000 related to an interest rate swap transaction that we terminated during the quarter.

Currency Exchange Adjustments

Currency exchange adjustments resulted in a loss of $667,000 in the first quarter of 2004 compared to a gain of $1.2 million in the same quarter last year. The current quarter loss was primarily due to the weakening of the Euro during March. The gain during the first quarter of 2003 related to the strengthening of the Euro and the Canadian dollar.

Other Income

Other income was $786,000 in the first quarter of 2004 compared to $96,000 in the same quarter last year. The increase reflects dividends received from Mine Safety Funding Corporation (see note 7) and recognition of a portion of a deferred gain related to the prior year sale and leaseback of property in Germany.

Income Taxes

The effective tax rate for the quarter ended March 31, 2004 was 37.9% compared to 38.7% for the same quarter last year.

Net Income from Continuing Operations

Net income from continuing operations in the first quarter of 2004 was $16.1 million, or $0.43 per diluted share, compared to $10.5 million, or $0.29 per diluted share, in the same quarter last year.

Operating Results by Segment

North America

First quarter 2004 net sales of the North America segment were $129.6 million, an increase of $22.9 million, or 21%, compared to first quarter 2003, led by strong shipments of self-contained breathing apparatus (SCBA) and thermal imaging cameras (TICs) to the fire service market. Demand has been particularly strong for our latest generation SCBA which, in 2003, was the first to be certified for use by emergency responders in environments involving chemical, biological, radiological, and nuclear (CBRN) agents. Increased thermal imaging camera sales reflect strong demand for the company’s Evolution® 5000 TIC, which combines the functionality and durability required by the fire service with features and performance not found on other small format cameras. Sales of our Advanced Combat Helmet (ACH) for the military and related communication systems were also significantly higher in the current quarter.

North American net income from continuing operations was $13.8 million, an increase of $5.8 million, or 72%, compared to the first quarter of 2003. The improvement in North American net income was due to the previously-discussed sales growth.

Europe

In Europe, first quarter 2004 net sales were $39.4 million, an increase of $4.7 million, or 14%, compared to the same quarter in 2003. The improvement was related to the favorable effect of the stronger Euro on net sales when stated in U.S. dollars. Local currency sales in Europe were flat quarter-to-quarter.

European net income in the first quarter of 2004 was $1.8 million, an improvement over first quarter 2003 of $736,000, or 67%, primarily due to improved gross margins.

International

Net sales for International operations of $25.5 million in the first quarter of 2004 were $6.5 million, or 34%, higher than in first quarter 2003. Local currency sales increased approximately $2.4 million, primarily in the Africa/Mideast and Latin America regions. The remainder of the sales improvement, when stated in U.S. dollars, was related to favorable currency exchange effects associated with the stronger Australian dollar and South African rand.

International net income in the first quarter of 2004 was $1.1 million, compared to $1.2 million in the same quarter of last year.

Liquidity and Capital Resources

Our main sources of liquidity are cash generated by operations and borrowing capacity. Our primary liquidity requirements are for working capital, capital expenditures, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents increased $673,000 during the first quarter of 2004 compared to a decrease of $8.6 million in the same quarter last year.

During the first quarter of 2004, continuing operations provided $8.3 million in cash, compared to using $3.2 million in the first quarter of last year. The improvement reflects higher income from continuing operations in the current period and lower use of cash to fund increases in operating assets.

Discontinued operations provided $2.1 million of cash in the first quarter of 2004, primarily through collection of trade receivables included in assets held for sale. In the first quarter of 2003, discontinued operations provided $4.2 million of cash, primarily through collection of trade receivables and inventory reductions.

Investing activities used cash of $7.1 million during first quarter 2004, compared to using $4.3 million in the same period last year. The increased use of cash in the current quarter related to higher property additions, primarily production equipment, and an installment payment on a technology transfer agreement.

Financing activities used $2.4 million of cash in first quarter of 2004, compared to using $5.7 million in the same period last year. The higher use of cash for financing activities in 2003 was related to reductions in short-term debt.

Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 1,850 lawsuits involving primarily respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 30,000 plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential liability, if any, for such claims, in part because the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought.

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes and other relevant information. We reevaluate our exposures on an ongoing basis and make adjustments to reserves as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial position.

In connection with our sale of the Callery Chemical facility in Evans City, Pennsylvania, we have retained responsibility for certain environmental costs at this site, where relatively low levels of contamination are known to exist. Under the terms of the asset purchase agreement with BASF, our maximum liability for these matters is capped at $50.0 million. Based on environmental studies performed prior to the sale of the division, we do not believe that our potential exposure under the terms of this agreement will materially affect our results of operations, cash flows or financial condition.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 establishes criteria to be used in determining whether an investment in a variable interest entity should be consolidated and is based on the premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN 46, which we adopted in the quarter ended March 31, 2004, did not have a material impact on our financial position, results of operations or cash flow.

In January 2004, the FASB issued Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Specific authoritative guidance on accounting for the federal subsidy is pending, and that guidance, when issued, could require plan sponsors to change previously reported information. We are currently evaluating the effect of the act on us and do not expect that the reductions in postretirement benefit costs will be significant. In accordance with FASB Staff Position No. 106-1, we have elected to defer accounting for the effect of the act. Accordingly, the net periodic postretirement benefit costs and liability included in our financial statements do not reflect any potential effects of the act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our financial instrument market risk during the three months ended March 31, 2004. For additional information, refer to page 25 of our Annual Report to Shareholders for the year ended December 31, 2003.

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

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2004	—	—	—
February 1 - February 29, 2004	—	—	—
March 1 - March 31, 2004	17,696	25.05	17,696	122,101

On December 19, 1996, the company announced that its Board of Directors had authorized management to purchase up to 4,500,000 split-adjusted shares of common stock from time to time in private transactions and on the open market. The share repurchase program has no expiration date. The company does not have any other share repurchase programs.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a)

32	Certification pursuant to 18 U.S.C. (S)1350

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, the company filed or furnished the following reports on Form 8-K:

Date	Contents
March 3	Item 9 (pursuant to Item 12) - press release announcing financial results for the quarter and year ended December 31, 2003.

March 12	Item 5 - press release announcing the election of Diane M. Pearse to the Board of Directors and the retirement of Director Joseph L. Calihan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

Date: May 7, 2004	By	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Vice President - Finance;
Duly Authorized Officer and
Principal Financial Officer