Form 10-Q
period 2004-06-30
MINE SAFETY APPLIANCES CO
filed 2004-08-06
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

As of July 31, 2004, there were outstanding 37,060,340 shares of common stock without par value, not including 3,549,719 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30 Unaudited		Six Months Ended June 30 Unaudited
	2004	2003	2004	2003
Net sales	$213,114	$175,939	$407,604	$336,330
Other income	678	434	1,464	530

	213,792	176,373	409,068	336,860

Costs and expenses
Cost of products sold	124,608	103,286	233,939	197,139
Selling, general and administrative	47,147	42,219	94,877	81,315
Research and development	5,087	4,854	10,302	9,896
Depreciation and amortization	5,761	5,657	11,581	11,050
Interest	1,215	1,173	1,729	2,292
Currency exchange loss (gain)	1,253	(651)	1,920	(1,801)

	185,071	156,538	354,348	299,891

Income from continuing operations before income taxes	28,721	19,835	54,720	36,969
Provision for income taxes	10,603	7,643	20,464	14,278

Net income from continuing operations	18,118	12,192	34,256	22,691
Net income from discontinued operations		1,273		2,787

Net income	$18,118	$13,465	$34,256	$25,478

Basic earnings per common share:
Continuing operations	$0.49	$0.33	$0.93	$0.62
Discontinued operations		0.04		0.07

Net income	$0.49	$0.37	$0.93	$0.69

Diluted earnings per common share:
Continuing operations	$0.48	$0.33	$0.90	$0.62
Discontinued operations		0.04		0.07

Net income	$0.48	$0.37	$0.90	$0.69

Dividends per common share	$0.10	$0.06	$0.17	$0.12

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands, except share data)

	June 30 2004 Unaudited	December 31 2003
ASSETS
Current assets
Cash and cash equivalents	$61,686	$73,244
Trade receivables, less allowance for doubtful accounts of $5,539 and $6,418	148,343	129,900
Inventories:
Finished products	41,476	34,660
Work in process	19,489	17,476
Raw materials and supplies	44,136	37,967

Total inventories	105,101	90,103

Deferred tax assets	18,330	17,890
Prepaid expenses and other current assets	19,233	10,794
Assets held for sale		2,311

Total current assets	352,693	324,242

Property, plant and equipment	355,976	359,946
Accumulated depreciation	(237,104)	(239,386)

Net property	118,872	120,560
Prepaid pension cost	127,010	121,290
Deferred tax assets	22,814	23,047
Goodwill	47,595	44,810
Other noncurrent assets	9,779	9,936

TOTAL	$678,763	$643,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$5,806	$5,666
Accounts payable	45,583	40,029
Employees’ compensation	16,275	15,486
Insurance and product liability	15,360	13,518
Taxes on income	1,424	4,976
Other current liabilities	37,920	35,040

Total current liabilities	122,368	114,715

Long-term debt	58,678	59,915
Pensions and other employee benefits	74,471	74,808
Deferred tax liabilities	74,226	70,845
Other noncurrent liabilities	15,140	15,744

Shareholders’ equity
Preferred stock, 4 1/2% cumulative - authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock - authorized 1,000,000 shares of $10 par value; none issued
Common stock - authorized 180,000,000 shares of no par value; issued 61,740,327 and 61,740,327 shares (outstanding 37,060,340 and 36,927,984 shares)	32,645	31,187
Stock compensation trust - 3,549,719 and 3,711,231 shares	(18,542)	(19,385)
Treasury stock, at cost:
Preferred - 51,736 and 51,554 shares	(1,698)	(1,690)
Common - 21,130,268 and 21,101,112 shares	(136,296)	(135,483)
Deferred stock compensation	(1,729)	(993)
Accumulated other comprehensive loss	(8,702)	(6,037)
Earnings retained in the business	464,633	436,690

Total shareholders’ equity	333,880	307,858

TOTAL	$678,763	$643,885

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended June 30 Unaudited
	2004	2003
OPERATING ACTIVITIES
Net income	$34,256	$25,478
Net income from discontinued operations		(2,787)

Net income from continuing operations	34,256	22,691
Depreciation and amortization	11,581	11,050
Pensions	(3,906)	(4,726)
Gain on sale of investments and assets	(41)	(72)
Deferred income taxes	2,647	2,751
Changes in operating assets and liabilities	(34,622)	(30,035)
Other - including currency exchange adjustments	321	(579)

Cash flow from continuing operations	10,236	1,080
Cash flow from discontinued operations	2,061	5,631

Cash flow from operating activities	12,297	6,711

INVESTING ACTIVITIES
Property additions	(10,743)	(8,485)
Property disposals	108	142
Acquisitions, net of cash acquired, and other investing	(5,912)	(697)

Cash flow from investing activities	(16,547)	(9,040)

FINANCING ACTIVITIES
Additions to long-term debt	16	95
Reductions of long-term debt	(348)	(623)
Changes in notes payable and short-term debt	203	(8,892)
Cash dividends	(6,313)	(4,545)
Company stock purchases	(821)	(709)
Company stock sales	1,148	458

Cash flow from financing activities	(6,115)	(14,216)

Effect of exchange rate changes on cash	(1,193)	1,226

Decrease in cash and cash equivalents	(11,558)	(15,319)
Beginning cash and cash equivalents	73,244	36,477

Ending cash and cash equivalents	$61,686	$21,158

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

(1)	Basis of Presentation

We have prepared the consolidated condensed financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for audited financial statements.

The interim consolidated condensed financial statements are unaudited; however, we believe that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated condensed financial statements include the accounts of the company and all subsidiaries. Intercompany accounts and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform with the current year presentation.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included elsewhere in this report contains additional information about our results of operations and financial position and should be read in conjunction with these notes.

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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2004	2003	2004	2003
Net income from continuing operations	$18,118	$12,192	$34,256	$22,691
Preferred stock dividends	11	12	22	24

Income available to common shareholders	18,107	12,180	34,234	22,667

Basic shares outstanding	37,054	36,695	37,009	36,663
Stock options	996	390	991	321

Diluted shares outstanding	38,050	37,085	38,000	36,984

Antidilutive stock options	0	66	0	66

(4)	Comprehensive Income

Components of comprehensive income are as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income from continuing operations	$18,118	$12,192	$34,256	$22,691
Net income from discontinued operations		1,273		2,787
Cumulative translation adjustments	(2,824)	4,703	(2,665)	6,816

Comprehensive income	15,294	18,168	31,591	32,294

Components of accumulated other comprehensive loss are as follows:

(In thousands)	June 30 2004	December 31 2003
Cumulative translation adjustments	$(7,559)	$(4,894)
Minimum pension liability adjustments	(1,143)	(1,143)

Accumulated other comprehensive loss	(8,702)	(6,037)

(5)	Segment Information

We are organized into three geographic operating segments (North America, Europe and International), each of which includes a number of operating companies.

A summary of our reportable segment information is as follows:

	Three Months Ended June 30, 2004
(In thousands)	North America	Europe	International	Reconciling		Consolidated Totals
Sales to external customers	$144,019	$41,670	$27,425	$		$213,114
Intercompany sales	7,653	12,667	1,284		(21,604)
Net income from continuing operations	13,913	2,237	2,162		(194)	18,118

	Six Months Ended June 30, 2004
(In thousands)	North America	Europe	International	Reconciling		Consolidated Totals
Sales to external customers	$273,649	$81,056	$52,899	$		$407,604
Intercompany sales	13,878	27,133	1,919		(42,930)
Net income from continuing operations	27,695	4,069	3,292		(800)	34,256

	Three Months Ended June 30, 2003
(In thousands)	North America	Europe	International	Reconciling		Consolidated Totals
Sales to external customers	$111,398	$36,631	$27,910	$		$175,939
Intercompany sales	6,303	12,642	924		(19,869)
Net income from continuing operations	9,020	968	1,700		504	12,192
Income from discontinued operations	1,273					1,273

	Six Months Ended June 30, 2003
(In thousands)	North America	Europe	International	Reconciling		Consolidated Totals
Sales to external customers	$218,165	$71,274	$46,891	$		$336,330
Intercompany sales	12,880	25,268	1,645		(39,793)
Net income from continuing operations	17,045	2,064	2,873		709	22,691
Income from discontinued operations	2,787					2,787

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6)	Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Three Months Ended June 30
	Pension Benefits		Other Benefits
(In thousands)	2004	2003	2004	2003
Service cost	$1,642	$1,442	$128	$106
Interest cost	3,556	3,341	376	349
Expected return on plan assets	(7,180)	(6,699)
Amortization of transition asset	50	(117)
Amortization of prior service cost	81	71	(57)	(57)
Recognized net actuarial (gains) losses	(138)	(397)	207	148

Net periodic benefit (credit) cost	(1,989)	(2,359)	654	546

	Six Months Ended June 30
	Pension Benefits		Other Benefits
(In thousands)	2004	2003	2004	2003
Service cost	$3,175	$2,894	$256	$212
Interest cost	7,043	6,713	752	698
Expected return on plan assets	(14,156)	(13,398)
Amortization of transition asset	114	(232)
Amortization of prior service cost	148	141	(114)	(114)
Recognized net actuarial (gains) losses	(230)	(844)	414	296

Net periodic benefit (credit) cost	(3,906)	(4,726)	1,308	1,092

We made contributions of $711,000 to our pension plans in the six months ended June 30, 2004. We expect to make pension contributions of $1.3 million during 2004.

(7)	Accounts Receivable Securitization

We have entered into securitization arrangements with a financial institution under which Mine Safety Funding Corporation, a consolidated wholly-owned bankruptcy remote subsidiary, may sell up to $30.0 million of eligible accounts receivable to a multi-seller asset-backed commercial paper issuer. Securitized accounts receivable are removed from our balance sheet when sold.

At June 30, 2004, $10.0 million of securitized accounts receivable had been removed from our balance sheet under this program. Our retained interest in accounts receivable available for securitization was $57.6 million at June 30, 2004.

At December 31, 2003, $15.0 million of securitized accounts receivable had been removed from our balance sheet under this program. Our retained interest in accounts receivable available for securitization was $40.0 million at December 31, 2003.

(8)	Goodwill and Intangible Assets

Changes in goodwill and intangible assets for the six months ended June 30, 2004 were as follows:

(In thousands)	Goodwill	Intangibles
Balances at January 1, 2004	$44,810	$3,307
Amortization expense		(338)
Goodwill acquired	3,125
Currency translation and other	(340)

Balances at June 30, 2004	47,595	2,969

At June 30, 2004, goodwill of $34.7 million and $12.9 million related to the North America and European operating segments, respectively.

(9)	Stock Plans

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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2004	2003	2004	2003
Net income as reported	$18,118	$13,465	$34,256	$25,478
Fair value of stock options granted, net of tax	(445)	(419)	(881)	(509)

Pro forma net income	17,673	13,046	33,375	24,969

Basic earnings per share:
As reported	$0.49	$0.37	$0.93	$0.69
Pro forma	0.48	0.36	0.90	0.68

Diluted earnings per share:
As reported	$0.48	$0.37	$0.90	$0.69
Pro forma	0.46	0.35	0.88	0.67

Stock options granted in 2004 and 2003 vest in one year. For purposes of the pro forma disclosure, the estimated fair value of the options is amortized over the vesting period. The fair value of the options granted was estimated at the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2004 and 2003, respectively: risk-free interest rate of 4.2% and 4.0%; dividend yield of 2.0% and 2.1%; expected option life of 9.9 years and 9.9 years; and expected volatility factor of 29% and 23%.

We grant restricted stock awards to eligible key employees and non-employee directors without payment to the company in consideration of services to be performed in the ensuing three years. Compensation cost for restricted stock awards is measured at the market value of the shares when awarded. Unearned compensation related to restricted stock awards is reported in shareholders’ equity and charged to income over the restriction period. Restricted stock awards expense was $228,000 and $196,000 in the second quarters of 2004 and 2003, respectively, and $430,000 and $339,000 for the six months ended June 30, 2004 and 2003, respectively.

(10)	Acquisitions

On June 30, 2004, we acquired Sordin AB of Varnamo, Sweden, a leading manufacturer of passive and electronic hearing protection designed for the industrial, law enforcement and military markets. The acquisition of Sordin enhances our position as a provider of modern, leading-edge hearing protective devices. Many of Sordin’s products are compatible with our other safety products, including our flagship V-Gard® Hard Hat. Sordin also developed the modular integrated communications system currently being used with the Advanced Combat Helmet that we manufacture for the U.S. Army.

The following pro forma summary presents our consolidated results as if the Sordin acquisition had occurred at the beginning of 2003. The pro forma information does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations for the combined companies.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2004	2003	2004	2003
Net sales	$215,133	$178,322	$411,641	$341,096
Net income from continuing operations	18,352	12,397	34,723	23,102

Basic earnings per share - continuing operations	0.49	0.34	0.94	0.63
Diluted earnings per share - continuing operations	0.48	0.33	0.91	0.62

Our preliminary allocation of the $4.2 million purchase price included goodwill of $2.8 million. The acquisition agreement provides for up to $5.4 million of additional consideration, the majority of which will be charged to goodwill, to be paid to the former owners annually based on Sordin’s earnings during the five year period from July 1, 2004 through June 30, 2009.

(11)	Discontinued Operations

On September 12, 2003, we sold certain assets of the Callery Chemical Division to BASF Corporation. The operating results of Callery Chemical Division for the three and six month periods ended June 30, 2003, as summarized below, have been classified as discontinued operations.

(In thousands)	Three Months ended June 30, 2003	Six Months ended June 30, 2003
Net sales	$6,615	$14,823

Income before income taxes	2,018	4,426
Provision for income taxes	745	1,639

Net income from discontinued operations	1,273	2,787

Assets held for sale at December 31, 2003 of $2.3 million represent trade receivables and other current assets that were retained by us when the division was sold. These amounts were received in the first quarter of 2004.

(12)	Derivative Financial Instruments

On April 6, 2004, we entered into an eight year interest rate swap agreement. Under the terms of the agreement, we receive a fixed interest rate of 8.39% and pay a floating interest rate based on LIBOR. The notional amount of the swap is initially $20.0 million and declines $4.0 million per year beginning in 2008. The interest rate swap has been designated as a fair value hedge of a portion of our fixed rate 8.39% Senior Notes.

In order to account for these derivatives as hedges, the interest rate swap must be highly effective at offsetting changes in the fair value of the hedged debt. We have assumed that there is no ineffectiveness in the hedge, since all of the critical terms of the hedge match the underlying terms of the hedged debt.

The fair value of the interest rate swap at June 30, 2004, has been recorded as a liability of $850,000 that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of the long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amount paid are recognized in interest expense on an ongoing basis. This rate difference resulted in a $125,000 reduction in interest expense during the second quarter of 2004.

On March 5, 2004, we terminated an interest rate swap agreement which we had entered into on December 2, 2003. The termination of this agreement resulted in a realized gain of $678,000, which was reported as a reduction of interest expense during the quarter ended March 31, 2004.

(13)	Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 1,850 lawsuits involving primarily respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 30,000 plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos - related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought.

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

(14)	Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 establishes criteria to be used in determining whether an investment in a variable interest entity should be consolidated and is based on the premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN 46, which we adopted in the quarter ended March 31, 2004, did not have a material impact on our financial position, results of operations or cash flow.

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Specific authoritative guidance on accounting for the federal subsidy is pending, and that guidance, when issued, could require plan sponsors to change previously reported information. We are currently evaluating the effect of the act on us and do not expect that the reductions in postretirement benefit costs will be significant. In accordance with FASB Staff Position No. 106-2, we will begin accounting for the effect of the act during third quarter 2004. Accordingly, the net periodic postretirement benefit costs and liability included in the financial statements do not reflect any potential effects of the act.

Item 2.    Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this report entitled “Forward-looking statements” and “Business Overview”.

BUSINESS OVERVIEW

We are a global leader in the development, manufacture and supply of sophisticated products that protect people’s health and safety. In recent years, we have concentrated on specific initiatives intended to help improve our competitive position and profitability, including:

•	identify and develop promising new markets;

•	focus on innovation and new product introductions;

•	further strengthen relationships with major distributors;

•	optimize factory performance and drive operational excellence;

•	position international business to capture growth; and

•	pursue strategic acquisitions.

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2003, approximately 65%, 21% and 14% of our net sales from continuing operations were made by our North America, Europe and International segments, respectively.

North America. Our largest manufacturing and research and development facilities are located in the United States. We serve our North American markets with sales and distribution functions in the U.S., Canada, and Mexico.

Europe. Our Europe segment, comprising 12 operating entities, includes well-established companies in most Western European countries, and more recently established operations in a number of Eastern European locations. Our largest European companies, based in Germany and France, develop, manufacture, and sell a wide variety of products. Operations in other European countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in Germany, France, and the U.S., or purchased from third party vendors.

International. Our International segment comprises 13 operating entities located in Abu Dhabi, Argentina, Australia, Brazil, Chile, China, India, Japan, Malaysia, Peru, Singapore, South Africa and Zimbabwe, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany and France, or purchased from third party vendors.

Because some of the countries that comprise our International segment are located in developing regions of the world, several factors have the potential to adversely affect our international operations and our financial results, including:

•	significant changes in economic, social, political, monetary or trade policies of the governments of countries that comprise our International segment, as well as political or social unrest in those countries;

•	trade protection measures and price controls;

•	trade sanctions and embargos; and

•	nationalization and expropriation.

These events are infrequent and unpredictable. However, it is highly unlikely that such events will occur simultaneously in several or all of the countries that comprise our International segment. We believe that our exposure is not material since, with the exception of Australia, which represents approximately 5% of our net sales, no individual international affiliate represents more than 3% of our total assets, net sales or gross profits.

Because our financial statements are stated in U.S. dollars, currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods. We manage our exchange rate risks primarily by sourcing our products in the same currency as our customer pays us. In the few instances where product cost and product payment are not in the same currency and such mismatch creates a material exchange rate risk, we use foreign currency forward contracts. On a global basis, we have a broad based balance sheet exposure to numerous currencies that serves to minimize the impact of fluctuations in any one currency.

In 2003, we achieved record sales and net income from continuing operations for the third consecutive year. This trend has continued through the first half of 2004. We believe that this performance and our improving financial performance in recent years are the result of initiatives that have allowed us to anticipate and respond quickly to market requirements, particularly in the fire service, homeland security, construction and general industries, as well as the military. We believe that sales growth in the fire service market reflects our ability to quickly bring to market products that comply with changing industry standards and to create new market demand with innovative products. For example, we have successfully responded to increased homeland security and military market demand for products such as the Millennium Chemical-Biological Mask and the MCU-2/P gas masks and the Advanced Combat Helmet that has occurred since the September 11th attacks and during the ongoing war on terrorism. Additionally, in 2003, we developed our Solaris handheld multi-gas detector and brought it from concept-to-customer in only 10 months in response to the gas detection needs of our industrial and petrochemical customers. Demand in the homeland security and military markets has more than offset continuing sluggishness in North American industrial markets.

The level of demand for our products in the fire service, homeland security and military markets is strongly influenced by the levels of government funding available to address the needs of first responders and to meet the requirements of military operations. A reduction in available government funding in the future could adversely affect the demand for our products in these markets.

Our results in Europe improved modestly in 2003 and for the first half of 2004, but continue to suffer from the effects of the poor economic climate in Western Europe. Our acquisition of CGF Gallet in 2002, now MSA Gallet, added the leading line of European firefighter head protection to our product line and has helped improve our overall performance in Europe. In other international markets, results in 2003 were generally higher in most markets. These improvements reflect focused efforts to effectively reach customers and, particularly in Latin America, improvements in general economic conditions.

To sharpen our focus on our core safety products business, in November 2002, we announced our decision to explore the potential sale of Callery Chemical, our only non-safety products business unit. As discussed further below under “Discontinued Operations,” this division was sold in September 2003.

ACQUISITIONS

On June 30, 2004, we acquired Sordin AB of Varnamo, Sweden, a leading manufacturer of passive and electronic hearing protection designed for the industrial, law enforcement and military markets. The acquisition of Sordin enhances our position as a provider of modern, leading-edge hearing protective devices. Many of Sordin’s products are compatible with our other safety products, including our flagship V-Gard® Hard Hat. Sordin also developed the modular integrated communications system currently being used with the Advanced Combat Helmet that we manufacture for the U.S. Army.

DISCONTINUED OPERATIONS

On September 12, 2003, we sold our Callery Chemical Division to BASF Corporation. In accordance with accounting principles generally accepted in the United States of America, the operating results of the Callery Chemical Division for the three and six month periods ended June 30, 2003 have been reported as discontinued operations in the consolidated statements of income.

Discontinued operations reported sales of $6.6 million and $14.8 million and net income of $1.3 million and $2.8 million for the three and six month periods ended June 30, 2003, respectively.

At December 31, 2003, approximately $2.3 million of trade receivables and other current assets related to the Callery Chemical Division operation were reported as assets held for sale. These amounts were received during the first quarter of 2004.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Sales. Net sales for the three months ended June 30, 2004 were $213.1 million, compared with $175.9 million in the same period in 2003, an increase of $37.2 million, or 21%.

	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2004	2003
North America	$144.0	$111.4	$32.6	29%
Europe	41.7	36.6	5.1	14%
International	27.4	27.9	(0.5)	(2)%

Net sales of the North America segment were $144.0 million for the three months ended June 30, 2004, an increase of $32.6 million, or 29%, compared to $111.4 million for the same period in 2003. The sales improvement was led by increases in Advanced Combat Helmet and gas mask sales to the military of approximately $11.7 million and $6.5 million, respectively. These sales increases reflect higher government funding to support homeland security initiatives and the war on terrorism. Our sales to the fire service market were also stronger in the current quarter, with increases in sales of self contained breathing apparatus, or SCBAs, and thermal imaging cameras, or TICs, of approximately $5.9 million and $2.0 million, respectively. Demand has been particularly strong for our latest generation SCBAs which, in 2003, were the first SCBAs to be approved under the 2002 NFPA performance standard and the NIOSH Chemical, Biological, Radiological and Nuclear, or CBRN, standard to protect first responders against possible terrorist attacks. Higher thermal imaging camera sales reflect strong demand for our Evolution® 5000 TIC, which combines the functionality and durability required by the fire service with features and performance not found on other small format cameras. Sales of instrument products were approximately $2.6 million higher in the current quarter, on strong demand for our latest generation portable instruments, such as the Solaris® Multigas Detector, one of the smallest and lightest four-gas monitors available today. Instrument sales also benefited from a modest improvement in the industrial sector economy.

In Europe, net sales for the three months ended June 30, 2004 were $41.7 million, an increase of $5.1 million, or 14%, compared to $36.6 million in the same quarter of 2003. Approximately $3.1 million of the increase was due to the favorable effect of the stronger Euro on net sales when stated in U.S. dollars. The remainder of the increase occurred primarily in Germany and related to shipment of backlog orders.

Net sales for the International segment were $27.4 million for the three months ended June 30, 2004, a decrease of $500,000, or 2%, compared to $27.9 million in the second quarter of 2003. The change reflects decreases in local currency sales in Australia and Japan of approximately $4.0 million and $1.9 million, respectively, partially offset by an increase in Latin American sales of approximately $1.4 million and a favorable currency exchange effect when stated in U.S. dollars of approximately $3.8 million. Second quarter 2003 sales in Australia and Japan were unusually high as a result of significant one-time orders for the Royal Australian Navy and nuclear power plants, respectively.

Cost of Products Sold. Cost of products sold was $124.6 million for the three months ended June 30, 2004, an increase of $21.3 million, or 21%, from $103.3 million in the second quarter of 2003. The increase was primarily related to higher sales.

Cost of products sold and selling, general and administrative expenses for the three months ended June 30, 2003 were favorably affected by a change in the vacation vesting policy for U.S. employees. Under the vacation vesting policy adopted in 2003, employees earn their vacation entitlement during the current year. Previously, vacation was vested on the last day of the prior year. The policy resulted in favorable adjustments to cost of products sold and selling, general and administrative expenses during 2003 of $1.6 million and $800,000, respectively. The vacation policy was changed to align the year the benefit is earned with the year it is received.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits for the three month periods ended June 30, 2004 and 2003 of $2.0 million and $2.4 million, respectively.

Gross Profit. Gross profit for the three months ended June 30, 2004 was $88.5 million, which was $15.9 million, or 22%, higher than in the second quarter of 2003. The ratio of gross profit to net sales was steady at 41.5% in the second quarter of 2004 compared to 41.3% in the same quarter last year.

12

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $47.1 million during the three months ended June 30, 2004, an increase of $4.9 million, or 12%, compared to $42.2 million in the second quarter of 2003. Selling, general and administrative expenses were 22.1% of net sales in the second quarter of 2004 compared to 24.0% of net sales in the second quarter of 2003. The increase in selling, general and administrative expenses includes an increase of approximately $2.9 million in selling expenses in North America associated with increased sales volumes and a $1.2 million exchange effect related to the strengthening of international currencies, particularly the Euro and the Australian dollar. In the second quarter of 2003, selling, general and administrative expenses included a favorable adjustment of approximately $800,000 related to the previously discussed change in the vacation vesting policy for our U.S. employees.

Research and Development Expense. Research and development expense for the three months ended June 30, 2004 was $5.1 million, an increase of $233,000, or 5%, compared to $4.9 million for the second quarter of 2003.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2004 was $5.8 million, an increase of $104,000, or 2%, compared to $5.7 million in the second quarter of 2003. The increase was primarily related to production equipment additions that we have made in North America in response to higher sales volumes.

Interest Expense. Interest expense was $1.2 million in both the three months ended June 30, 2004 and in the same period last year.

Currency Exchange Adjustments. Currency exchange adjustments resulted in a loss of $1.3 million in the second quarter of 2004 compared to a gain of $651,000 in the same quarter last year. The current quarter loss was primarily due to the weakening of the Canadian dollar. The gain during the second quarter of 2003 related to the strengthening of the Euro and the Canadian dollar.

Other Income. Other income for the three months ended June 30, 2004 was $678,000 compared to $434,000 in the same period last year.

Income Taxes. The effective tax rate for the three months ended June 30, 2004 was 36.9% compared to 38.5% for the same quarter last year. The lower effective rate related primarily to our expectations regarding research and development credits and rate effects attributable to international operations.

Net Income from Continuing Operations. Net income from continuing operations in the three months ended June 30, 2004 was $18.1 million, or $0.49 per basic share, compared to $12.2 million, or $0.33 per basic share, for the same quarter last year.

North America segment net income from continuing operations for the three months ended June 30, 2004 was $13.9 million, an increase of $4.9 million, or 54%, compared to $9.0 million in the second quarter of 2003. The improvement in North American net income was due to the previously discussed sales growth.

European segment net income from continuing operations in the three months ended June 30, 2004 was $2.2 million, an increase of $1.3 million, or 131%, compared to $968,000 in the second quarter of 2003. The net income improvement was primarily due to product mix changes in France. During the second quarter of 2003, we shipped significant quantities of military helmets to the French army at lower gross margins. In the second quarter of 2004 the product mix included proportionately higher sales of fire helmets at higher gross margins.

International segment net income from continuing operations for the three months ended June 30, 2004 was $2.2 million, an increase of $462,000, or 27%, compared to $1.7 million in the same quarter of last year. Second quarter 2003 net income included an accounts receivable write-off of approximately $600,000 after-tax due to a customer bankruptcy in Chile.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Sales. Net sales for the six months ended June 30, 2004 were $407.6 million, an increase of $71.3 million, or 21%, from $336.3 million for the six months ended June 30, 2003.

	Six Months Ended June 30,		Dollar Increase	Percent Increase
(In millions)	2004	2003
North America	$273.6	$218.2	$55.4	25%
Europe	81.1	71.3	9.8	14%
International	52.9	46.9	6.0	13%

Net sales of the North America segment for the six months ended June 30, 2004 were $273.6 million, an increase of $55.4 million, or 25%, compared to $218.2 million for the same period in 2003. The improvement was led by increases in sales of SCBAs and TICs to the fire service market of approximately $19.4 million and $6.7 million, respectively. Demand has been particularly strong for our latest generation SCBAs which, in 2003, were the first SCBAs to be approved under the 2002 NFPA performance standard and the NIOSH Chemical, Biological, Radiological and Nuclear, or CBRN, standard to protect first responders against possible terrorist attacks. Increased thermal imaging camera sales reflect strong demand for our Evolution® 5000 TIC, which combines the functionality and durability required by the fire service with features and performance not found on other small format cameras. Sales of our Advanced Combat Helmet for the military increased approximately $18.1 million in the current period, reflecting increased government funding to support homeland security initiatives and the war on terrorism. Sales of instrument products were approximately $3.9 million higher in the current period, on strong demand for our latest generation portable instruments, such as the Solaris® Multigas Detector, one of the smallest and lightest four-gas monitors available today. Instrument sales also benefited from a modest improvement in the industrial sector economy.

In Europe, net sales for the six months ended June 30, 2004 were $81.1 million, an increase of $9.8 million, or 14%, compared to $71.3 million in the same period in 2003. The improvement was related to the favorable effect of the stronger Euro on net sales when stated in U.S. dollars. Local currency sales in Europe for the six months ended June 30, 2004 were flat when compared to the same period last year.

Net sales for the International segment were $52.9 million for the six months ended June 30, 2004, an increase of $6.0 million, or 13%, from $46.9 million for the same period in 2003. Local currency sales in the current period were approximately $2.4 million lower than in the first six months of 2003, reflecting decreases in local currency sales in Australia and Japan of approximately $4.2 million and $1.2 million, respectively. Both these countries reported higher than usual sales during the first half of 2003 on significant one-time orders. These sales decreases were partially offset by local currency sales increases in South America and the Middle East of $2.6 million and $1.6 million, respectively. When stated in U.S. dollars, International segment sales benefited from favorable currency exchange effects of approximately $7.7 million associated with a stronger Australian dollar and South African rand.

Cost of Products Sold. Cost of products sold was $233.9 million for the six months ended June 30, 2004, an increase of $36.8 million, or 19%, compared to $197.1 million for the same period last year. The increase was primarily related to higher sales.

Cost of products sold and selling, general and administrative expenses for the six months ended June 30, 2003 were favorably affected by a change in the vacation vesting policy for U.S. employees. Under the vacation vesting policy adopted in 2003, employees earn their vacation entitlement during the current year. Previously, vacation was vested on the last day of the prior year. The policy resulted in favorable adjustments to cost of products sold and selling, general and administrative expenses during 2003 of $1.6 million and $800,000, respectively. The vacation policy was changed to align the year the benefit is earned with the year it is received.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits for the six month periods ended June 30, 2004 and 2003 of $3.9 million and $4.7 million, respectively.

Gross Profit. Gross profit for the six months ended June 30, 2004 was $173.7 million, which was $34.5 million, or 25%, higher than $139.2 million for the same period in 2003. The ratio of gross profit to net sales was 42.6% for the six months ended June 30, 2004 compared to 41.4% in the same period last year. The improved gross profit ratio in the first half of 2004 was primarily due to production efficiencies associated with higher North American sales, partially offset by proportionately higher sales of Advanced Combat Helmets to the government at gross margins that are generally lower than on commercial sales. Our European operations also reported improved gross profits primarily related to strong sales of higher margin fire helmets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $94.9 million during the six months ended June 30, 2004, an increase of $13.6 million, or 17%, compared to $81.3 million for the same period last year. Selling, general and administrative expenses were 23.3% of net sales in the six months ended June 30, 2004 compared to 24.2% of net sales in the first six months of last year. Selling expenses in North America increased approximately $5.3 million reflecting costs associated with increased sales volumes. In the first half of 2003, selling, general and administrative expenses included a favorable adjustment of approximately $800,000 related to the previously discussed change in the vacation vesting policy for our U.S. employees. Exchange effects related to the strengthening of international currencies, particularly the Euro, Australian dollar, and South African rand, increased selling, general and administrative expenses by approximately $4.0 million in the current quarter.

Research and Development Expense. Research and development expense for the six months ended June 30, 2004 was $10.3 million, an increase of $406,000, or 4%, compared to $9.9 million for the first quarter of 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense was $11.6 million for the six months ended June 30, 2004, an increase of $531,000, or 5%, compared to $11.1 million for the same period last year. The increase was primarily due to production equipment additions made in North America in response to higher sales volumes.

Interest Expense. Interest expense for the six months ended June 30, 2004 was $1.7 million, a decrease of $563,000, or 25%, compared to $2.3 million in the same period last year. Interest expense for the six months ended June 30, 2004 was favorably affected by a realized gain of $678,000 on an interest rate swap transaction that was terminated during the first quarter.

Currency Exchange Adjustments. Currency exchange adjustments resulted in a loss of $1.9 million during the six months ended June 30, 2004 compared to a gain of $1.8 million in the same period last year. The current period loss was primarily due to the weakening of the Euro and the Canadian dollar. The gain during the first six months of 2003 related to the strengthening of the same currencies.

Other Income. Other income for the six months ended June 30, 2004 was $1.5 million, an increase of $1.0 million compared to $530,000 in the same period last year. Approximately half of the increase related to recognition of a portion of the deferred gain on the third quarter 2003 sale and leaseback of property in Germany. The remainder of the increase was related to the lower costs associated with our accounts receivable securitization arrangement with Mine Safety Funding Corporation.

Income Taxes. The effective tax rate for the six months ended June 30, 2004 was 37.4% compared to 38.6% for the same period last year. The lower effective rate related primarily to our expectations regarding research and development credits and rate effects attributable to international operations.

Net Income from Continuing Operations. Net income from continuing operations for the six months ended June 30, 2004 was $34.3 million, or $0.93 per basic share, compared to $22.7 million, or $0.62 per basic share, in the same period last year.

North America segment net income from continuing operations for the six months ended June 30, 2004 was $27.7 million, an increase of $10.7 million, or 62%, compared to $17.0 million for the same period in 2003. The improvement in North American net income was due to the previously discussed sales growth.

Europe segment net income from continuing operations for the six months ended June 30, 2004 was $4.1 million, an improvement of $2.0 million, or 97%, over income of $2.1 million for the same period last year. The net income improvement was primarily due to product mix changes in France. During the first half of 2003, we shipped significant quantities of military helmets to the French army at lower gross margins. In 2004 the product mix included proportionately higher sales of fire helmets at higher gross margins.

International segment net income from continuing operations for the six months ended June 30, 2004 was $3.3 million, an increase of $419,000, or 15%, compared to income of $2.9 million in the same period last year. The improvement in International segment net income in 2004 reflects modest declines in income in Australia and Japan, on lower sales, offset by favorable currency exchange effects of approximately $500,000 when stated in U.S. dollars. Net income for the first half of 2003 included a one-time accounts receivable write-off of approximately $600,000 after-tax due to a customer bankruptcy in Chile.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of our liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents decreased $11.6 million during the six months ended June 30, 2004 compared to a decrease of $15.3 million in the same period last year.

During the six months ended June 30, 2004, continuing operations provided $10.2 million in cash, compared to providing $1.1 million in the six months ended June 30, 2003. The improvement in the current period was primarily related to higher income from continuing operations, partially offset by an increase in net operating assets, particularly inventory. Accounts receivable increased approximately $17.1 million during the first half of 2004 compared to an increase of $24.1 million in the first half of 2003. This improvement was partially offset by the use of approximately $15.2 million in the first half of 2004 to fund higher inventory levels.

Discontinued operations provided $2.1 million of cash during the six months ended June 30, 2004, primarily through collection of trade receivables that were reported as assets held for sale at December 31, 2003. In the first half of 2003, discontinued operations provided cash of $5.6 million, primarily through collection of trade receivables and inventory reductions.

Investing activities used cash of $16.5 million during the six months ended June 30, 2004, compared to using $9.0 million in the same period last year. The increased use of cash in the current period related to higher property additions, primarily production equipment, a $1.5 million installment payment on a technology transfer agreement that we finalized in 2003, and $4.2 million for the acquisition of Sordin AB.

Financing activities used $6.1 million of cash in the six months ended June 30, 2004, compared to using $14.2 million in the same period last year. The higher use of cash for financing activities in 2003 was primarily related to short term debt. During the first half of 2003, we used $8.9 million of cash to reduce borrowings under our short-term lines of credit in the U.S.

Long-term debt, including the current portion at June 30, 2004 was $63.5 million, or 16.0% of total capital. For purposes of this calculation, total capital is defined as long-term debt plus the current portion of long-term debt and shareholders’ equity.

ACCOUNTS RECEIVABLE SECURITIZATION

We have entered into securitization arrangements with a financial institution under which Mine Safety Funding Corporation, a consolidated wholly-owned bankruptcy remote subsidiary of the company may sell up to $30.0 million of eligible accounts receivable to a multi-seller asset-backed commercial paper issuer. Securitized accounts receivable are removed from our balance sheet when sold.

The actual amount of accounts receivable eligible to be securitized each month is a function of the net change (new billings, less collections) of eligible accounts receivable, the impact of detailed eligibility requirements in the agreement, such as the aging, terms of payment, quality criteria and customer concentrations, and the application of various reserves, which are typical in securitization transactions. A decrease in the amount of eligible accounts receivable could result in our inability to continue to securitize all or a portion of our accounts receivable. It is not unusual, however, for the amount of our eligible accounts receivable to vary by up to $5.0 to $10.0 million per month. The commercial paper conduit charges us fees based on the level of accounts receivable securitized under this arrangement and the commercial paper market rates plus the financial institution’s cost to administer the program.

At June 30, 2004, $10.0 million of securitized accounts receivable had been removed from our balance sheet under this program. Our retained interest in accounts receivable available for securitization was $57.6 million at June 30, 2004.

At December 31, 2003, $15.0 million of securitized accounts receivable had been removed from our balance sheet under this program. Our retained interest in accounts receivable available for securitization was $40.0 million at December 31, 2003.

CUMULATIVE TRANSLATION ADJUSTMENTS

The June 30, 2004 and December 31, 2003 positions of the U.S. dollar relative to international currencies resulted in translation losses of $2.7 million being charged to the cumulative translation adjustments shareholders’ equity account in the six months ended June 30, 2004 compared to translation gains of $6.8 million in same period of 2003. Approximately $2.0 million of the translation loss in the six months ended June 30, 2004 related to our operations in Europe and reflect a weaker Euro. The remainder of the translation loss related primarily to our operations in Australia, Brazil, and Chile. Translation gains in 2003 reflect the strengthening of most currencies against the U.S. dollar. The most significant gains in 2003 related to our operations in Europe and Australia.

COMMITMENTS AND CONTINGENCIES

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

During the third quarter of 2003, we sold our real property in Berlin, Germany for approximately $25.7 million, resulting in a gain of approximately $13.6 million. At the same time, we entered into an eight year agreement to lease back the portion of the property that we occupy. Under sale-leaseback accounting, $12.1 million of gain was deferred and is being amortized over the term of the lease.

On September 12, 2003, we entered into a lease agreement with BASF Corporation pertaining to that portion of the Callery Chemical site that is occupied by our Evans City, Pennsylvania manufacturing operations. The initial term of the lease was one year and we have the option to renew for five successive one year periods.

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 1,850 lawsuits involving primarily respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 30,000 plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought.

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

In connection with our sale of Callery Chemical facility in Evans City, Pennsylvania, we have retained responsibility for certain environmental costs at this site, where relatively low levels of contamination are known to exist. Under the terms of the asset purchase agreement with BASF, our maximum liability for these matters is capped at $50.0 million. Based on environmental studies performed prior to the sale of the division, we do not currently believe that we have any remediation obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We evaluate these estimates and judgments on an ongoing basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our financial statements.

We believe that the following are the more critical judgments and estimates used in preparation of our financial statements.

Accounting for contingencies. We accrue for contingencies in accordance with FAS No. 5, Accounting for Contingencies, when we believe that it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies relate to uncertainties that require our judgment both in assessing whether or not a liability or loss has been incurred and in estimating the amount of the probable loss. Significant contingencies affecting our financial statements include pending or threatened litigation, including product liability claims, and product warranties.

Product liability. We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. We accrue for our estimates of the probable costs to be incurred in the resolution of the uninsured portion of product liability claims. These estimates are based on actuarial valuations, past experience, and our judgments regarding the probable outcome of pending and threatened claims. Due to uncertainty as to the ultimate outcome of pending and threatened claims, as well as the incidence of future claims, it is possible that future results could be materially affected by changes in our assumptions and estimates related to product liability matters. Our product liability expense averaged less than 1% of net sales from continuing operations during the three years ended December 31, 2003.

Product warranties. We accrue for the estimated probable cost of product warranties at the time that sales are recognized. Our estimates are principally based on historical experience. We also accrue for our estimates of the probable costs of corrective action when significant product quality issues are identified. These estimates are principally based on our assumptions regarding the cost of corrective action and the probable number of units to be repaired or replaced. Our product warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Due to the uncertainty and potential volatility of these factors, it is possible that future results could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these matters. Our product warranty expense averaged less than 2% of net sales during the three years ended December 31, 2003.

Income taxes. We account for income taxes in accordance with FAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. FAS No. 109 also requires that deferred tax assets be reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized.

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. Valuation allowances as of June 30, 2004 were not significant.

We record an estimated income tax liability based on our best judgment of the amounts likely to be paid in the various tax jurisdictions in which we operate. The tax liabilities ultimately paid are dependent on a number of factors, including the resolution of tax audits, and may differ from the amounts recorded. Tax liabilities are adjusted through income when it becomes probable that the actual liability differs from the amount recorded.

Pensions and other postretirement benefits. We account for our pension and postretirement benefit plans as required under FAS No. 87, Employers’ Accounting for Pensions, and FAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates, and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year.

Goodwill. As required by FAS No. 142, Goodwill and Other Intangible Assets, each year we evaluate for goodwill impairment by comparing the fair value of each of our reporting units with its carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and requires further evaluation. We estimate the fair value of our reporting units using a combination of discounted cash flow analysis and market capitalization based on historical and projected financial information. We apply our best judgment in assessing the reasonableness of the financial projections and other estimates used to determine the fair value of each reporting unit.

RELATED PARTY TRANSACTIONS

We do not have any related party transactions that materially affect our results of operations, cash flow or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 46, Consolidation of Variable Interest Entities. FIN 46 establishes criteria to be used in determining whether an investment in a variable interest entity should be consolidated and is based on the premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN 46, which we adopted in the quarter ended March 31, 2004, did not have a material effect on our financial position, results of operations or cash flow.

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Specific authoritative guidance on accounting for the federal subsidy is pending, and that guidance, when issued, could require plan sponsors to change previously reported information. We are currently evaluating the effect of the act on us and do not expect that the reductions in postretirement benefit costs will be significant. In accordance with FASB Staff Position No. 106-2, we will begin accounting for the effect of the act during third quarter 2004. Accordingly, the net periodic postretirement benefit costs and liability included in the financial statements do not reflect any potential effects of the act.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things: the availability of government funding in the fire service, homeland security and military markets; our ability to compete successfully against current and future competitors; the timely and successful introduction of new products; risks inherent in litigation, including product liability claims; currency exchange rate fluctuations and various political and economic risks associated with international operations; fluctuations in the cost and availability of purchased materials and components; our ability to successfully identify and integrate future acquisitions; and the impact of unforeseen economic and political changes, including the threat of terrorism and its potential consequences. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable words. These statements are only predictions and are not guarantees of future performance. Therefore, actual events or results may differ materially from those expressed or forecast in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk factors” in this prospectus.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update publicly any of the forward-looking statements after the date of this prospectus whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and qualitative disclosures about market risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. By the very nature of our global operations, our cash flow and earnings are subject to fluctuations due to exchange rate changes. Because we operate in a number of locations around the world, currency exchange risk is well diversified. When appropriate, we may attempt to limit our exposure to changes in currency exchange rates through both operational and financial market actions. These actions may include contracts and other actions designed to reduce existing exposures by essentially creating offsetting currency exposures. At June 30, 2004, contracts for the purpose of hedging cash flows were not significant.

Interest Rate Sensitivity. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of industrial development debt, these financial instruments are reported at carrying values which approximate fair values.

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At June 30, 2004, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $850,000. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $625,000 in the fair value of the interest rate swap.

We have $52.0 million of fixed rate debt which matures at various dates through 2012. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.1 million, excluding the impact of outstanding hedge instruments. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.    Controls and procedures

Disclosure Controls and Procedures

Management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the company’s disclosure controls and procedures were effective.

Internal Controls

As of June 30, 2004, there have not been any changes in the company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION

MINE SAFETY APPLIANCES COMPANY

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2004	11,460	$32.58	11,460	110,641
May 1 - May 31, 2004	—	—	—	110,641
June 1 - June 30, 2004	—	—	—	110,641

On December 19, 1996, the company announced that its Board of Directors had authorized management to purchase up to 4,500,000 split-adjusted shares of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date. The company does not have any other share repurchase programs.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	April 29, 2004 - Annual Meeting

(b)	Directors elected at Annual Meeting:

James A. Cederna

John T. Ryan III

John C. Unkovic

Diane M. Pearse

Directors whose term of office continued after the meeting:

Calvin A. Campbell, Jr.

Thomas B. Hotopp

L. Edward Shaw, Jr.

Thomas H. Witmer

(c)	Election of three Directors for a term of three years:

James A. Cederna	For	37,969,559
	Withhold	427,017
	Abstentions/ Broker Nonvotes	0

John T. Ryan III	For	34,219,258
	Withhold	4,177,318
	Abstentions/ Broker Nonvotes	0

John C. Unkovic	For	34,319,929
	Withhold	4,076,647
	Abstentions/ Broker Nonvotes	0
Election of one Director for a term of one year:

Diane M. Pearse	For	38,055,689
	Withhold	340,887
	Abstentions/ Broker Nonvotes	0

Selection of PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 2004.

For	38,138,823
Against	253,913
Abstentions/ Broker Nonvotes	3,840

(d)	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(10)(i)	First Amendment to the 1998 Management Share Incentive Plan as of March 10, 1999

31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a)

32	Certification pursuant to 18 U.S.C. (S)1350

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, the company filed or furnished the following reports on Form 8-K:

Date	Contents
April 30	Item 9 (pursuant to Item 12) - press release announcing financial results for the quarter and year ended March 31, 2004.

June 29	Item 5 (Other Events and Regulation FD Disclosure) - On June 25, 2004, the Company issued a press release announcing the pricing of a secondary public offering of company’s common stock.
On June 28, 2004, the Company issued a press release announcing the company’s common stock on the New York Stock Exchange.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

Date: August 6, 2004	By	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Vice President - Finance;
Duly Authorized Officer and
Principal Financial Officer