Form 10-Q
period 2004-09-30
MINE SAFETY APPLIANCES CO
filed 2004-11-05
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-0668780 (IRS Employer Identification No.)

121 Gamma Drive RIDC Industrial Park O’Hara Township Pittsburgh, Pennsylvania (Address of principal executive offices)	15238 (Zip Code)

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

Yes ☒ No ☐

As of October 29, 2004, there were outstanding 37,243,735 shares of common stock without par value, not including 3,270,565 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I FINANCIAL INFORMATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s discussion and analysis of financial condition and results of operations
Item 3. Quantitative and qualitative disclosures about market risk
Item 4. Controls and procedures
PART II OTHER INFORMATION
EX-31.1
EX-31.2
EX-32

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY
CONSOLIDATED CONDENSED STATEMENT OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	Unaudited		Unaudited
	2004	2003	2004	2003
Net sales	$219,962	$171,927	$627,566	$508,257
Other income	2,018	1,586	3,482	2,116

	221,980	173,513	631,048	510,373

Costs and expenses
Cost of products sold	128,227	102,010	362,166	299,149
Selling, general and administrative	50,352	41,761	145,229	123,076
Research and development	5,588	5,599	15,890	15,495
Depreciation and amortization	6,647	5,522	18,228	16,572
Interest	996	1,033	2,725	3,325
Currency exchange loss (gain)	(951)	(121)	969	(1,922)

	190,859	155,804	545,207	455,695

Income from continuing operations before income taxes	31,121	17,709	85,841	54,678
Provision for income taxes	12,010	6,725	32,474	21,003

Net income from continuing operations	19,111	10,984	53,367	33,675
Net (loss) income from discontinued operations		(102)		2,685
Gain on sale of discontinued operations — after tax		13,658		13,658

Net income	$19,111	$24,540	$53,367	$50,018

Basic earnings per common share:
Continuing operations	$0.51	$0.30	$1.44	$0.91
Discontinued operations		0.37		0.45

Net income	$0.51	$0.67	$1.44	$1.36

Diluted earnings per common share:
Continuing operations	$0.50	$0.29	$1.40	$0.91
Discontinued operations		0.36		0.44

Net income	$0.50	$0.65	$1.40	$1.35

Dividends per common share	$0.10	$0.07	$0.27	$0.19

     See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands, except share data)

	September 30	December 31
	2004	2003
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$62,210	$73,244
Trade receivables, less allowance for doubtful accounts of $5,917 and $6,418	160,565	129,900
Inventories:
Finished products	43,097	34,660
Work in process	23,481	17,476
Raw materials and supplies	45,818	37,967

Total inventories	112,396	90,103
Deferred tax assets	17,319	17,890
Prepaid expenses and other current assets	16,642	10,794
Assets held for sale		2,311

Total current assets	369,132	324,242

Property, plant and equipment	362,038	359,946
Accumulated depreciation	(241,102)	(239,386)

Net property	120,936	120,560
Prepaid pension cost	130,243	121,290
Deferred tax assets	23,001	23,047
Goodwill	48,142	44,810
Other noncurrent assets	8,407	9,936

TOTAL	$699,861	$643,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$5,365	$5,666
Accounts payable	37,973	40,029
Employees’ compensation	23,542	15,486
Insurance and product liability	14,099	13,518
Taxes on income	1,415	4,976
Other current liabilities	43,186	35,040

Total current liabilities	125,580	114,715

Long-term debt	59,911	59,915
Pensions and other employee benefits	76,189	74,808
Deferred tax liabilities	75,639	70,845
Other noncurrent liabilities	13,157	15,744
Shareholders’ equity
Preferred stock, 4-1/2% cumulative — authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued
Common stock — authorized 180,000,000 shares of no par value; issued 61,740,327 and 61,740,327 shares (outstanding 37,243,735 and 36,927,984 shares)	33,956	31,187
Stock compensation trust — 3,270,565 and 3,711,231 shares	(17,085)	(19,385)
Treasury stock, at cost:
Preferred — 52,736 and 51,554 shares	(1,746)	(1,690)
Common — 21,226,027 and 21,101,112 shares	(140,374)	(135,483)
Deferred stock compensation	(1,484)	(993)
Accumulated other comprehensive loss	(7,482)	(6,037)
Earnings retained in the business	480,031	436,690

Total shareholders’ equity	349,385	307,858

TOTAL	$699,861	$643,885

See notes to consolidated condensed financial statements.

MINE SAFETY APPLIANCES COMPANY
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	Unaudited
	2004	2003
OPERATING ACTIVITIES
Net income	$53,367	$50,018
Net income from discontinued operations		(2,685)
Gain on the sale of discontinued operations		(13,658)

Net income from continuing operations	53,367	33,675
Depreciation and amortization	18,228	16,572
Pensions	(5,931)	(7,176)
Gain on sale of investments and assets	(71)	(1,691)
Deferred income taxes	5,108	4,412
Receivables and other receivables	(27,357)	(22,905)
Inventories	(21,560)	(6,702)
Accounts payable and accrued liabilities	9,611	13,181
Other assets and liabilities	(8,275)	(2,522)
Other — including currency exchange adjustments	(961)	(1,865)

Cash flow from continuing operations	22,159	24,979
Cash flow from discontinued operations	2,061	5,621

Cash flow from operating activities	24,220	30,600

INVESTING ACTIVITIES
Property additions	(16,760)	(13,300)
Property disposals	172	169
Net proceeds from sale of discontinued operations		63,042
Acquisitions, net of cash acquired, and other investing	(6,044)	(570)

Cash flow from investing activities	(22,632)	49,341

FINANCING ACTIVITIES
Additions to long-term debt	17	229
Reductions of long-term debt	(537)	(731)
Changes in notes payable and short-term debt	(286)	(9,149)
Cash dividends	(10,026)	(7,004)
Company stock purchases	(4,947)	(1,412)
Company stock sales	3,916	1,626

Cash flow from financing activities	(11,863)	(16,441)

Effect of exchange rate changes on cash	(759)	1,712

(Decrease) / Increase in cash and cash equivalents	(11,034)	65,212
Beginning cash and cash equivalents	73,244	36,477

Ending cash and cash equivalents	$62,210	$101,689

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2004	2003	2004	2003
Net income from continuing operations	$19,111	$10,984	$53,367	$33,675
Preferred stock dividends	11	11	33	35

Income available to common shareholders	19,100	10,973	53,334	33,640

Basic shares outstanding	37,127	36,744	37,048	36,690
Stock options	1,118	598	1,033	414

Diluted shares outstanding	38,245	37,342	38,081	37,104

Antidilutive stock options	0	0	0	0

(4)	Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2004	2003	2004	2003
Net income from continuing operations	$19,111	$10,984	$53,367	$33,675
Net income from discontinued operations		13,556		16,343
Cumulative translation adjustments	1,220	910	(1,445)	7,726

Comprehensive income	20,331	25,450	51,922	57,744

Components of accumulated other comprehensive loss are as follows:

	September 30	December 31
(In thousands)	2004	2003
Cumulative translation adjustments	$(6,339)	$(4,894)
Minimum pension liability adjustments	(1,143)	(1,143)

Accumulated other comprehensive loss	(7,482)	(6,037)

(5)	Segment Information

We are organized into three geographic operating segments (North America, Europe, and International), each of which includes a number of operating companies.

A summary of our reportable segment information is as follows:

	Three Months Ended September 30, 2004
	North					Consolidated
(In thousands)	America	Europe	International	Reconciling		Totals
Sales to external customers	$151,197	$40,739	$28,026	$		$219,962
Intercompany sales	7,557	13,036	1,101		(21,694)
Net income from continuing operations	16,022	1,304	2,230		(445)	19,111

	Nine Months Ended September 30, 2004
	North					Consolidated
(In thousands)	America	Europe	International	Reconciling		Totals
Sales to external customers	$424,846	$121,795	$80,925	$		$627,566
Intercompany sales	21,435	40,169	3,020		(64,624)
Net income from continuing operations	44,492	4,447	5,522		(1,094)	53,367

	Three Months Ended September 30, 2003
	North				Consolidated
(In thousands)	America	Europe	International	Reconciling	Totals
Sales to external customers	$112,889	$34,890	$24,148		$171,927
Intercompany sales	5,361	12,625	694	(18,680)
Net income from continuing operations	9,636	686	919	(257)	10,984
Income from discontinued operations	13,556				13,556

	Nine Months Ended September 30, 2003
	North				Consolidated
(In thousands)	America	Europe	International	Reconciling	Totals
Sales to external customers	$331,054	$106,164	$71,039		$508,257
Intercompany sales	18,241	38,292	2,339	(58,872)
Net income from continuing operations	26,681	2,750	3,792	452	33,675
Income from discontinued operations	16,343				16,343

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6)	Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Three Months Ended September 30
	Pension Benefits		Other Benefits
(In thousands)	2004	2003	2004	2003
Service cost	$1,599	$1,601	$128	$106
Interest cost	3,548	3,482	376	349
Expected return on plan assets	(7,087)	(6,995)
Amortization of transition asset	58	(115)
Amortization of prior service cost	74	65	(57)	(57)
Recognized net actuarial (gains) losses	(217)	(488)	207	148

Net periodic benefit (credit) cost	(2,025)	(2,450)	654	546

	Nine Months Ended September 30
	Pension Benefits		Other Benefits
(In thousands)	2004	2003	2004	2003
Service cost	$4,774	$4,495	$384	$318
Interest cost	10,591	10,195	1,128	1,047
Expected return on plan assets	(21,243)	(20,393)
Amortization of transition asset	172	(347)
Amortization of prior service cost	222	206	(171)	(171)
Recognized net actuarial (gains) losses	(447)	(1,332)	621	444

Net periodic benefit (credit) cost	(5,931)	(7,176)	1,962	1,638

We made contributions of $1.1 million to our pension plans in the nine months ended September 30, 2004. We expect to make pension contributions of $1.4 million during 2004.

(7)	Accounts Receivable Securitization

In August 2004, we terminated our securitization arrangements with a financial institution under which Mine Safety Funding Corporation, a consolidated wholly-owned bankruptcy remote subsidiary of the company, could sell up to $30.0 million of eligible accounts receivable to a multi-seller asset-backed commercial paper issuer. We terminated this arrangement because we no longer required the source of funding that the securitization provided.

At December 31, 2003, $15.0 million of securitized accounts receivable had been removed from our balance sheet under this program. Our retained interest in accounts receivable available for securitization was $40.0 million at December 31, 2003.

(8)	Goodwill and Intangible Assets

Changes in goodwill and intangible assets for the nine months ended September 30, 2004 were as follows:

(In thousands)	Goodwill	Intangibles
Balances at January 1, 2004	$44,810	$3,307
Amortization expense		(508)
Goodwill acquired	3,495
Currency translation and other	(163)

Balances at September 30, 2004	48,142	2,799

At September 30, 2004, goodwill of $35.0 million and $13.1 million related to the North America and European operating segments, respectively.

(9)	Stock Plans

We apply the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost is recognized for stock option grants. If we had elected to recognize compensation cost based on the fair value of stock options at the grant date as prescribed by FAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2004	2003	2004	2003
Net income as reported	$19,111	$24,540	$53,367	$50,018
Fair value of stock options granted, net of tax	(450)	(419)	(1,331)	(928)

Pro forma net income	18,661	24,121	52,036	49,090

Basic earnings per share:
As reported	$0.51	$0.67	$1.44	$1.36
Pro forma	0.50	0.66	1.40	1.34
Diluted earnings per share:
As reported	$0.50	$0.65	$1.40	$1.35
Pro forma	0.49	0.65	1.37	1.32

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

We grant restricted stock awards to eligible key employees and non-employee directors without payment to the company in consideration of services to be performed in the ensuing three years. Compensation cost for restricted stock awards is measured at the market value of the shares when awarded. Unearned compensation related to restricted stock awards is reported in shareholders’ equity and charged to income over the restriction period. Restricted stock awards expense was $233,000 and $197,000 in the third quarters of 2004 and 2003, respectively, and $663,000 and $536,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2004	2003	2004	2003
Net sales	$219,962	$173,810	$631,603	$514,906
Net income from continuing operations	19,111	11,180	53,834	34,282
Basic earnings per share — continuing operations	0.51	0.30	1.45	0.93
Diluted earnings per share — continuing operations	0.50	0.30	1.41	0.92

Our preliminary allocation of the $4.2 million purchase price included goodwill of $2.8 million. The acquisition agreement provides for additional consideration, not to exceed approximately $5.4 million, to be paid to the former owners annually based on Sordin’s earnings during the period from July 1, 2004 through June 30, 2009.

(11)	Discontinued Operations

On September 12, 2003, we sold certain assets of the Callery Chemical Division to BASF Corporation. The operating results of Callery Chemical Division and the gain on the sale of the division, as summarized below, have been classified as discontinued operations for all periods presented.

	Three Months ended	Nine Months ended
(In thousands)	September 30, 2003	September 30, 2003
Net sales	$6,522	$21,345

Income before income taxes	(216)	4,210
Provision for income taxes	(114)	1,525

Net income from discontinued operations	(102)	2,685

Gain on sale of discontinued operations	22,390	22,390
Provision for income taxes	8,732	8,732

Gain on sale of discontinued operations — after tax	13,658	13,658

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

The fair value of the interest rate swap at September 30, 2004, has been recorded as a liability of $290,000 that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of the long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amount paid are recognized in interest expense on an ongoing basis. This rate difference resulted in a reduction in interest expense of $105,000 for the third quarter of 2004 and $230,000 for the nine months ended September 30, 2004.

On March 5, 2004, we terminated an interest rate swap agreement which we had entered into on December 2, 2003. The termination of this agreement resulted in a realized gain of $678,000, which was reported as a reduction of interest expense during the quarter ended March 31, 2004.

(13)	Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,125 lawsuits involving primarily respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 30,200 plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos - related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought.

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

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Specific authoritative guidance on accounting for the federal subsidy is pending, and that guidance, when issued, could require plan sponsors to change previously reported information. The provisions of FASB Staff Position No. 106-2, which we adopted in the quarter ended September 30, 2004, did not have a material effect on our financial position, results of operations or cash flow.

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

BUSINESS OVERVIEW

We are a global leader in the development, manufacture and supply of sophisticated products that protect people’s health and safety. In recent years, we have concentrated on specific initiatives intended to help improve our competitive position and profitability. Our growth strategy includes the following:

➢	identify and develop promising new markets;

➢	focus on innovation and new product introductions;

➢	further strengthen relationships with major distributors;

➢	optimize factory performance and drive operational excellence;

➢	position international business to capture growth; and

➢	pursue strategic acquisitions.

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2003, approximately 65%, 21%, and 14% of our net sales from continuing operations were made by our North America, Europe, and International segments, respectively.

North America. Our largest manufacturing and research and development facilities are located in the United States. We serve our North American markets with sales and distribution functions in the U.S., Canada, and Mexico.

Europe. Our Europe segment, comprising 13 operating entities, includes well-established companies in most Western European countries, and more recently established operations in a number of Eastern European locations. Our largest European companies, based in Germany and France, develop, manufacture, and sell a wide variety of products. Operations in other European countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in Germany, France, and the U.S., or purchased from third party vendors.

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

Because some of the countries that comprise our International segment are located in developing regions of the world, several factors have the potential to adversely affect our operations and our financial results, including:

➢	significant changes in economic, social, political, monetary or trade policies of the governments of countries that comprise our International segment, as well as political or social unrest in those countries;

➢	trade protection measures and price controls;

➢	trade sanctions and embargos; and

➢	nationalization and expropriation.

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

In 2003, we achieved record sales and net income from continuing operations for the third consecutive year. This trend has continued through the first nine months of 2004. We believe that this performance and our improving financial performance in recent years are the result of initiatives that have allowed us to anticipate and respond quickly to market requirements, particularly in the fire service, homeland security, construction and general industries, as well as the military. We believe that sales growth in the fire service market reflects our ability to quickly bring to market products that comply with changing industry standards and to create new market demand with innovative products. For example, we have successfully responded to the increased homeland security and military market demand for products such as the Millennium Chemical-Biological Mask and the MCU-2/P gas masks and the Advanced Combat Helmet that has occurred since the September 11th attacks and during the ongoing war on terrorism. Additionally, in 2003, we developed our Solaris handheld multi-gas detector and brought it from concept-to-customer in only 10 months in response to the gas detection needs of our industrial and petrochemical customers. Demand in the homeland security and military markets has more than offset continuing sluggishness in North American industrial markets.

The level of demand for our products in the fire service, homeland security and military markets is strongly influenced by the levels of government funding available to address the needs of first responders and to meet the requirements of military operations. A reduction in available government funding in the future could adversely affect the demand for our products in these markets.

Our results in Europe improved modestly in 2003 and for the first nine months of 2004, but continue to suffer from the effects of the poor economic climate in Western Europe. Our acquisition of CGF Gallet in 2002, now MSA Gallet, added the leading line of European firefighter head protection to our product line and has helped improve our overall performance in Europe. As discussed further below under “Acquisitions”, we recently improved our market position and expertise in hearing protection by acquiring Sordin AB, which is headquartered in Sweden. In other international markets, results in 2003 and the first nine months of 2004 were generally higher in most markets. These improvements reflect focused efforts to effectively reach customers and, particularly in Latin America, improvements in general economic conditions.

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

DISCONTINUED OPERATIONS

On September 12, 2003, we sold our Callery Chemical Division to BASF Corporation. In accordance with accounting principles generally accepted in the United States of America, the operating results of the Callery Chemical Division for the three months and nine month periods ended September 30, 2003 have been reported as discontinued operations in the consolidated statements of income.

Discontinued operations reported sales of $6.5 million and $21.3 million for the three and nine month periods ended September 30, 2003, respectively. Net income from discontinued operations, including an after-tax gain of $13.7 million on the sale of the operations, was $13.6 million, or $0.37 per basic share, and $16.3 million, or $0.45 per basic share, for the three months and nine month periods ended September 30, 2003, respectively.

At December 31, 2003, approximately $2.3 million of trade receivables and other current assets related to the Callery Chemical Division operation were reported as assets held for sale. These amounts were received during the first quarter of 2004.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales. Net sales for the three months ended September 30, 2004 were $220.0 million, compared with $171.9 million in the same period in 2003, an increase of $48.1 million, or 28%.

	Three Months
	Ended
	September 30,
			Dollar	Percent
(In millions)	2004	2003	Increase	Increase
North America	$151.2	$112.9	$38.3	34%
Europe	40.7	34.9	5.8	17%
International	28.0	24.1	3.9	16%

Net sales of the North America segment were $151.2 million for the three months ended September 30, 2004, an increase of $38.3 million, or 34%, compared to $112.9 million for the same period in 2003. We believe that our third quarter 2004 sales growth in North America is the direct result of our focus on key markets, including fire service, homeland security and the military. Third quarter growth includes increases in sales of self contained breathing apparatus, or SCBAs, and thermal imaging cameras, or TICs, to the fire service market of approximately $10.1 million and $1.8 million, respectively. We continue to see particularly strong demand for our latest generation SCBAs, which, in 2003, were the first to be approved under the 2002 NFPA performance standard and the NIOSH Chemical, Biological, Radiological and Nuclear, or CBRN, standard to protect first responders against possible terrorist attacks. Higher thermal imaging camera sales reflect strong demand for our Evolution® 5000 TIC, which combines the functionality and durability required by the fire service with features and performance not found on other small format cameras. Our sales of Advanced Combat Helmets, and related communication systems, to the military increased approximately $18.6 million in the three months ended September 30, 2004, reflecting increased government funding to support the war on terrorism. Gas mask sales increased by approximately $3.7 million in the current quarter, primarily in military and homeland security markets. Demand has been particularly strong for our new Millennium CBRN masks. Sales of instrument products were approximately $3.4 million higher in the current quarter, on strong demand for our latest generation portable instruments, such as the Solaris® Multigas Detector, one of the smallest and lightest four-gas monitors available today. In recent months, we have seen a modest improvement in the industrial sector demand for instrument products.

In Europe, net sales for the three months ended September 30, 2004 were $40.7 million, an increase of $5.8 million, or 17%, compared to $34.9 million in the same quarter of 2003. Approximately half of the increase was due to the favorable effect of the stronger Euro on net sales when stated in U.S. dollars. The remainder of the increase was mainly related to the inclusion of sales by Sordin, which we acquired on June 30, 2004. Third quarter 2004 sales by existing European operations improved slightly when compared to third quarter 2003, reflecting continuing sluggishness in European industrial markets.

Net sales for the International segment were $28.0 million for the three months ended September 30, 2004, an increase of $3.9 million, or 16%, compared to $24.1 million in the third quarter of 2003. The sales improvement occurred primarily in Latin America and the Asia Pacific region. These areas each reported local currency sales growth of approximately $1.5 million, reflecting improved economic conditions. Approximately a third of the increase in International segment sales, when stated in U.S. dollars, was related to the favorable effect of stronger international currencies, particularly the Australian Dollar and the South African Rand.

Cost of Products Sold. Cost of products sold was $128.2 million for the three months ended September 30, 2004, an increase of $26.2 million, or 26%, from $102.0 million in the third quarter of 2003. The increase was primarily related to higher sales.

Cost of products sold and selling, general and administrative expenses for the three months ended September 30, 2003 were favorably affected by a change in our vacation vesting policy for U.S. employees. Under the vacation vesting policy that we adopted in 2003, employees earn their vacation entitlement during the current year. Previously, vacation was vested on the last day of the prior year. The policy change resulted in favorable adjustments to cost of products sold and selling, general and administrative expenses during the third quarter of 2003 of approximately $1.0 million and $500,000, respectively. We made the vacation policy change to align the year the benefit is earned with the year it is received.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits for the three month periods ended September 30, 2004 and 2003 of $2.0 million and $2.5 million, respectively.

Gross Profit. Gross profit for the three months ended September 30, 2004 was $91.7 million, which was $21.8 million, or 31%, higher than gross profit of $69.9 million in the third quarter of 2003. The ratio of gross profit to net sales improved to 41.7% in the third quarter of 2004 compared to 40.7% in the same quarter last year. The improved gross profit ratio in the three months ended September 30, 2004 was primarily due to production efficiencies associated with higher North American sales, partially offset by proportionately higher sales of Advanced Combat Helmets to the government at gross margins that are generally lower than our margins on commercial sales. Our European operations also reported improved gross profits primarily related to a product mix shift from lower margin military helmets in the third quarter of 2003 to higher margin fire helmets in the third quarter of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $50.4 million during the three months ended September 30, 2004, an increase of $8.6 million, or 21%, compared to $41.8 million in the third quarter of 2003. Selling, general and administrative expenses were 22.9% of net sales in the third quarter of 2004 compared to 24.3% of net sales in the third quarter of 2003. Our selling, general and administrative expenses in North America increased approximately $5.2 million, primarily related to additional costs associated with generating and supporting the higher sales volumes. In addition, third quarter 2003 selling, general and administrative expenses included a favorable adjustment of approximately $500,000 related to the previously discussed change in the vacation vesting policy for our U.S. employees. The strengthening of international currencies (particularly the Euro, the Australian Dollar, and the South African Rand) increased selling, general and administrative expenses when stated in U.S, dollars by approximately $1.7 million in the current quarter. The remainder of the increase was due to the inclusion of Sordin and higher rent expense in Germany associated with the leaseback of property that was sold in September 2003.

Research and Development Expense. Research and development expense was $5.6 million for the three months ended September 30, 2004, which was unchanged from the third quarter of 2003.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2004 was $6.6 million, an increase of $1.1 million, or 20%, compared to $5.5 million in the third quarter of 2003. The increase was primarily related to production equipment additions that we have made in North America in response to higher sales volumes.

Interest Expense. Interest expense was $1.0 million in both the three months ended September 30, 2004 and in the same period last year.

Currency Exchange Adjustments. Currency exchange adjustments resulted in a gain of $1.0 million in the three months ended September 30, 2004 compared to a gain of $121,000 in the same quarter last year. The current quarter gain was primarily due to the strengthening of the Canadian dollar and the Euro.

Other Income. Other income for the three months ended September 30, 2004 was $2.0 million compared to $1.6 million in the three months ended September 30, 2003. During the current quarter, we recognized $1.1 million of estimated interest income with respect to settled issues in the audits of tax years 1995 through 2001. The estimated interest income is based on our current expectations regarding the final outcome of the IRS audits.

Income Taxes. The effective tax rate for the three months ended September 30, 2004 was 38.6% compared to 38.0% in the same quarter last year.

Our federal income tax returns for the years 1995 through 2001 remain under audit with the only open issue relating to the calculation of Research and Development tax credits. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for the years not yet settled.

We are currently studying the impact of the one-time favorable foreign dividend provisions and other tax changes enacted in October as part of the American Jobs Creation Act of 2004. Based on tax laws in effect at September 30 2004, it was our intent to indefinitely reinvest our undistributed foreign earnings and, accordingly, we have not recorded a deferred tax liability on these earnings. We are currently considering whether, and to what extent, the provisions of the Act may alter our viewpoint as to the amount of such earnings that are indefinitely reinvested.

Net Income from Continuing Operations. Net income from continuing operations in the three months ended September 30, 2004 was $19.1 million, or $0.51 per basic share, compared to $11.0 million, or $0.30 per basic share, for the same quarter last year.

North America segment net income from continuing operations for the three months ended September 30, 2004 was $16.0 million, an increase of $6.4 million, or 66%, compared to $9.6 million in the third quarter of 2003. The improvement in North American net income was due to the previously discussed sales growth.

European segment net income from continuing operations in the three months ended September 30, 2004 was $1.3 million, an increase of $618,000, or 90%, from $686,000 in the third quarter of 2003. Approximately half of the income improvement was related to the inclusion of Sordin results following its acquisition on June 30, 2004.

International segment net income from continuing operations for the three months ended September 30, 2004 was $2.2 million, an increase of $1.3 million, or 143%, compared to $919,000 in the same quarter of last year. The improvement in International net income was primarily related to the previously discussed sales growth.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Sales. Net sales for the nine months ended September 30, 2004 were $627.6 million, an increase of $119.3 million, or 23%, from $508.3 million for the nine months ended September 30, 2003.

	Nine Months
	Ended
	September 30,
			Dollar	Percent
(In millions)	2004	2003	Increase	Increase
North America	$424.8	$331.1	$93.7	28%
Europe	121.8	106.2	15.6	15%
International	80.9	71.0	9.9	14%

Net sales of the North America segment for the nine months ended September 30, 2004 were $424.8 million, an increase of $93.7 million, or 28%, compared to $331.1 million for the same period in 2003. We believe that our sales growth in North America is the direct result of our focus on key markets, including fire service, homeland security and the military. The growth includes increases in SCBA and TIC sales to the fire service market of approximately $29.6 million and $8.5 million, respectively. We continue to see particularly strong demand for our latest generation SCBAs, which, in 2003, were the first to be approved under the 2002 NFPA performance standard and the NIOSH Chemical, Biological, Radiological and Nuclear, or CBRN, standard to protect first responders against possible terrorist attacks. Higher thermal imaging camera sales reflect strong demand for our Evolution® 5000 TIC, which combines the functionality and durability required by the fire service with features and performance not found on other small format cameras. Our sales of Advanced Combat Helmet, and related communication systems, to the military increased approximately $36.6 million in the nine months ended September 30, 2004, reflecting increased government funding to support the war on terrorism. Gas mask sales have also increased in the current year by approximately $6.1 million, primarily in military and homeland security markets. Demand has been particularly strong for our new Millennium CBRN masks. Sales of instrument products were approximately $7.4 million higher in the current period, on strong demand for our latest generation portable instruments, such as the Solaris® Multigas Detector, one of the smallest and lightest four-gas monitors available today. In recent months, we have seen a modest improvement in the industrial sector demand for instrument products.

In Europe, net sales for the nine months ended September 30, 2004 were $121.8 million, an increase of $15.6 million, or 15%, compared to $106.2 million in the same period in 2003. The improvement includes Sordin sales of approximately $2.8 million, following its acquisition on June 30, 2004. The remainder of the sales increase was primarily related to the favorable effect of the stronger Euro on net sales when stated in U.S. dollars. Local currency sales at the other European operations for the nine months ended September 30, 2004 were flat when compared to the same period last year.

Net sales for the International segment were $80.9 million for the nine months ended September 30, 2004, an increase of $9.9 million, or 14%, from $71.0 million for the same period in 2003. Local currency sales in the current period were generally flat, reflecting an increase in local currency sales in Latin America of approximately $4.4 million, offset by a similar decrease in local currency sales in Australia and Japan. Both Australia and Japan reported unusually high sales during the first nine months of 2003 on significant one-time orders. When stated in U.S. dollars, International segment sales benefited from favorable currency exchange effects associated with a stronger Australian dollar and South African rand.

Cost of Products Sold. Cost of products sold was $362.2 million for the nine months ended September 30, 2004, an increase of $63.1 million, or 21%, compared to $299.1 million for the same period last year. The increase was primarily related to higher sales.

Cost of products sold and selling, general and administrative expenses for the nine months ended September 30, 2003 were favorably affected by a change in our vacation vesting policy for U.S. employees. Under the vacation vesting policy that we adopted in 2003, employees earn their vacation entitlement during the current year. Previously, vacation was vested on the last day of the prior year. The policy change resulted in favorable adjustments to cost of products sold and selling, general and administrative expenses during the nine months ended September 30, 2003 of approximately $2.7 million and $1.3 million, respectively. We made the vacation policy change to align the year the benefit is earned with the year it is received.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits for the nine month periods ended September 30, 2004 and 2003 of $5.9 million and $7.2 million, respectively.

Gross Profit. Gross profit for the nine months ended September 30, 2004 was $265.4 million, which was $56.3 million, or 27%, higher than $209.1 million for the same period in 2003. The ratio of gross profit to net sales was 42.3% for the nine months ended September 30, 2004 compared to 41.1% in the same period last year. The improved gross profit ratio in the first nine months of 2004 was primarily due to production efficiencies associated with higher North American sales, partially offset by proportionately higher sales of Advanced Combat Helmets to the government at gross margins that are generally lower than on commercial sales. Our European operations also reported improved gross profits primarily related to a product mix shift from lower margin military helmets in 2003 to higher margin fire helmets in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $145.2 million during the nine months ended September 30, 2004, an increase of $22.1 million, or 18%,

compared to $123.1 million for the same period last year. Selling, general and administrative expenses were 23.1% of net sales in the nine months ended September 30, 2004 compared to 24.2% of net sales in the first nine months of last year. Our selling, general and administrative expenses in North America increased approximately $13.4 million, primarily related to additional costs associated with generating and supporting the higher sales volumes. In addition, selling, general and administrative expenses for the nine months ended September 30, 2003 included a favorable adjustment of approximately $1.3 million related to the previously discussed change in the vacation vesting policy for our U.S. employees. The strengthening of international currencies (particularly the Euro, the Australian Dollar, and the South African Rand) increased selling, general and administrative expenses when stated in U.S. dollars by approximately $5.1 million in the first nine months of 2004. The remainder of the increase was primarily due to the acquisition of Sordin and higher rent expense in Germany associated with the leaseback of property that was sold in September 2003.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2004 was $15.9 million, an increase of $395,000, or 3%, compared to $15.5 million for the nine months ended September 30, 2003.

Depreciation and Amortization Expense. Depreciation and amortization expense was $18.2 million for the nine months ended September 30, 2004, an increase of $1.6 million, or 10%, compared to $16.6 million for the same period last year. The increase was primarily due to production equipment additions that we have made in North America in response to higher sales volumes.

Interest Expense. Interest expense for the nine months ended September 30, 2004 was $2.7 million, a decrease of $600,000, or 18%, compared to $3.3 million in the same period last year. Interest expense for the nine months ended September 30, 2004 was favorably affected by a gain of $678,000 on an interest rate swap transaction that was terminated during the first quarter.

Currency Exchange Adjustments. Currency exchange adjustments resulted in a loss of $969,000 during the nine months ended September 30, 2004 compared to a gain of $1.9 million in the same period last year. The loss in the nine months ended September 30, 2004 was primarily due to the weakening of the Euro and the Canadian dollar. The gain during the first nine months of 2003 related to the strengthening of the same currencies.

Other Income. Other income for the nine months ended September 30, 2004 was $3.5 million, an increase of $1.4 million compared to $2.1 million in the same period last year. During the current period, we recognized $1.1 million of estimated interest income with respect to settled issues in the audits of tax years 1995 through 2001. The estimated interest income is based on our current expectations regarding the final outcome of the IRS audits.

Income Taxes. The effective tax rate for the nine months ended September 30, 2004 was 37.8% compared to 38.4% for the same period last year. The lower effective rate reflects the release of approximately $475,000 in research and development credit tax reserves established in 2002 and 2003. The release of these reserves was based on agreement on the calculation of these credits that was reached with the Internal Revenue Service during the third quarter of 2004.

Our federal income tax returns for the years 1995 through 2001 remain under audit with the only open issue relating to the calculation of Research and Development tax credits. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for the years not yet settled.

We are currently studying the impact of the one-time favorable foreign dividend provisions and other tax changes enacted in October as part of the American Jobs Creation Act of 2004. Based on tax laws in effect at September 30 2004, it was our intent to indefinitely reinvest our undistributed foreign earnings and, accordingly, we have not recorded a deferred tax liability on these earnings. We are currently considering whether, and to what extent, the provisions of the Act may alter our viewpoint as to the amount of such earnings that are indefinitely reinvested.

Net Income from Continuing Operations. Net income from continuing operations for the nine months ended September 30, 2004 was $53.4 million, or $1.44 per basic share, compared to $33.7 million, or $0.91 per basic share, in the same period last year.

North America segment net income from continuing operations for the nine months ended September 30, 2004 was $44.5 million, an increase of $17.8 million, or 67%, compared to $26.7 million for the same period in 2003. The improvement in North American net income was due to the previously discussed sales growth.

Europe segment net income from continuing operations for the nine months ended September 30, 2004 was $4.4 million, an improvement of $1.6 million, or 62%, over income of $2.8 million for the same period last year. The net income improvement occurred primarily in Germany and France. The income improvement in France was largely due to product mix changes. During the first nine months of 2003, we shipped significant quantities of military helmets to the French army at lower gross margins. In 2004, the product mix included proportionately higher sales of fire helmets at higher gross margins.

International segment net income from continuing operations for the nine months ended September 30, 2004 was $5.5 million, an increase of $1.7 million, or 46%, compared to income of $3.8 million in the same period last year. Net income for the first nine months of 2003 was reduced by write-offs of accounts receivable in Chile and China of approximately $600,000 and $500,000 after-tax, respectively. In addition, when stated in U.S. dollars, approximately a third of the net income improvement in the International segment was due to favorable currency exchange effects.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of our liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents decreased $11.0 million during the nine months ended September 30, 2004 compared to an increase of $65.2 million in the same period last year. The increase in 2003 included $63.0 million in net proceeds that we received on the sale of discontinued operations.

During the nine months ended September 30, 2004, continuing operations provided $22.2 million in cash, compared to providing $25.0 million in the nine months ended September 30, 2003. The reduction in cash provided by operations reflects higher income from continuing operations, which was offset by a larger increase in working capital. During the first nine months of 2004 inventory increased $21.6 million compared to an increase of $6.7 million in the first nine months of 2003. Accounts receivable increased approximately $27.4 million during the first nine months of 2004 compared to an increase of $22.9 million in the first nine months of 2003.

Discontinued operations provided $2.1 million of cash during the nine months ended September 30, 2004, primarily through collection of trade receivables that were reported as assets held for sale at December 31, 2003. In the first nine months of 2003, discontinued operations provided cash of $5.6 million, primarily through collection of trade receivables and inventory reductions.

Investing activities used cash of $22.6 million during the nine months ended September 30, 2004, compared to providing $49.3 million in the same period last year. In the nine months ended September 30, 2003, the sale of discontinued operations provided $63.0 million of cash. Excluding this amount, investing activities used $13.7 million of cash in the nine months ended September 30, 2003. The increased use of cash in the current year-to-date period related to higher property additions, primarily production equipment, a $1.5 million installment payment on a technology transfer agreement that we finalized in 2003, and approximately $4.2 million for the acquisition of Sordin AB.

Financing activities used $11.9 million of cash in the nine months ended September 30, 2004, compared to using $16.4 million in the same period last year. The lower use of cash for financing activities in 2004 was primarily related to short term debt. During the first nine months of 2003, we used $9.1 million of cash to reduce borrowings under our short-term lines of credit in the U.S.

Long-term debt, including the current portion at September 30, 2004 was $64.8 million, or 15.6% of total capital. For purposes of this calculation, total capital is defined as long-term debt plus the current portion of long-term debt and shareholders’ equity.

ACCOUNTS RECEIVABLE SECURITIZATION

In August 2004, we terminated our securitization arrangement with a financial institution under which Mine Safety Funding Corporation, a consolidated wholly-owned bankruptcy remote subsidiary of the company, could sell up to $30.0 million of eligible accounts receivable to a multi-seller asset-backed commercial paper issuer. We terminated this arrangement because we no longer required the source of funding that the securitization provided.

At December 31, 2003, $15.0 million of securitized accounts receivable had been removed from our balance sheet under the securitization arrangement and our retained interests in accounts receivable available for securitization was $40.0 million.

CUMULATIVE TRANSLATION ADJUSTMENTS

The September 30, 2004 and December 31, 2003 positions of the U.S. dollar relative to international currencies resulted in translation losses of $1.4 million being charged to the cumulative translation adjustments shareholders’ equity account in the nine months ended September 30, 2004 compared to translation gains of $7.7 million in same period of 2003. The translation loss in the nine months ended September 30, 2004 related primarily to our operations in Europe, Australia, and South Africa, reflecting a weakening of the respective local currency in relation to the U.S. dollar. Translation gains in the nine months ended September 30, 2003 reflect the strengthening of most currencies against the U.S. dollar. The most significant gains in 2003 related to our operations in Europe, Australia, South Africa, and Brazil.

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

On September 12, 2003, we entered into a lease agreement with BASF Corporation pertaining to that portion of the Callery Chemical site that is occupied by our Evans City, Pennsylvania manufacturing operations. The initial term of the lease was one year and we have the option to renew for five successive one year periods. We have renewed the lease through September 2005.

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,125 lawsuits involving primarily respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 30,200 plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous and the claims generally do not specify the amount of damages sought.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We evaluate these estimates and judgments on an on-going basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our financial statements.

We believe that the following are the more critical judgments and estimates used in preparation of our financial statements.

Accounting for contingencies. We accrue for contingencies in accordance with FAS No. 5, Accounting for Contingencies, when we believe that it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies relate to uncertainties that require our judgment both in assessing whether or not a liability or loss has been incurred and in estimating the amount of the probable loss. Significant contingencies affecting our financial statements include pending or threatened litigation, including product liabilities claims, and product warranties.

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

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. Valuation allowances as of September 30, 2004 were not significant.

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

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Specific authoritative guidance on accounting for the federal subsidy is pending, and that guidance, when issued, could require plan sponsors to change previously reported information. The provisions of FASB Staff Position No. 106-2, which we adopted in the quarter ended September 30, 2004, did not have a material effect on our financial position, results of operations or cash flow.

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

Item 3. Quantitative and qualitative disclosures about market risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. By the very nature of our global operations, our cash flow and earnings are subject to fluctuations due to exchange rate changes. Because we operate in a number of locations around the world, currency exchange risk is well diversified. When appropriate, we may attempt to limit our exposure to changes in currency exchange rates through both operational and financial market actions. These actions may include contracts and other actions designed to reduce existing exposures by essentially creating offsetting currency exposures. At September 30, 2004, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At September 30, 2004, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $290,000. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $450,000 in the fair value of the interest rate swap.

We have $52.0 million of fixed rate debt which matures at various dates through 2012. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.0 million, excluding the impact of outstanding hedge instruments. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4. Controls and procedures

Disclosure Controls and Procedures

Management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the company’s disclosure controls and procedures were effective.

Internal Controls

As of September 30, 2004, there have not been any changes in the company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION
MINE SAFETY APPLIANCES COMPANY

Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
July 1 - July 31, 2004	—	—	—	110,641
August 1 - August 31, 2004	40,567	41.75	40,567	70,074
September 1 - September 30, 2004	55,192	43.21	55,192	14,882

On December 19, 1996, the company announced that its Board of Directors had authorized management to purchase up to 4,500,000 split-adjusted shares of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date.

On October 26, 2004, the Board of Directors authorized the purchase of up to 200,000 additional shares of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date.

The company does not have any other share repurchase programs.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification pursuant to 18 U.S.C. (S)1350

(b)	Reports on Form 8-K

During the quarter ended September 30, 2004, the company filed or furnished the following reports on Form 8-K:

Date	Contents

August 4	Item 9 (pursuant to Item 12) — press release announcing financial results for the quarter and year ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY
Date: November 5, 2004	By /s/ Dennis L. Zeitler
Dennis L. Zeitler
Vice President — Finance; Duly Authorized Officer and Principal Financial Officer