Form 10-K
period 2004-12-31
MINE SAFETY APPLIANCES CO
filed 2005-03-14
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Gamma Drive RIDC Industrial Park O’Hara Township Pittsburgh, Pennsylvania	15238
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 412-967-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of February 18, 2005, there were outstanding 36,360,358 shares of common stock, no par value, not including 3,062,767 shares held by the Mine Safety Appliances Company Stock Compensation Trust. Total market value of outstanding shares as of February 18, 2005 was approximately $1,712 million. The aggregate market value of voting stock held by non-affiliates as of February 18, 2005 was approximately $1,486 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the May 10, 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

PART I

Item 1. Business

Overview—Mine Safety Appliances Company was incorporated in Pennsylvania in 1914. We are a global leader in the development, manufacture and supply of sophisticated products that protect people’s health and safety. Sophisticated safety products typically integrate any combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive line of safety products is used by workers around the world in the fire service, homeland security, construction and other industries, as well as the military. This broad product offering includes self-contained breathing apparatus, or SCBAs, gas masks, gas detection instruments, head protection, respirators and thermal imaging devices. We also provide a broad offering of consumer and contractor safety products through retail channels. We believe we hold the number one global market position with respect to 2004 net sales of SCBAs, gas masks, gas detection instruments, hard hats and fire helmets.

We dedicate significant resources to research and development, which allows us to produce innovative, sophisticated safety products that are often first to market and exceed industry standards. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the company, including research and development, marketing, sales, operations and quality management. Our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations, such as the National Institute for Occupational Safety and Health, or NIOSH, and the National Fire Protection Association, or NFPA, to develop industry product requirements and standards and anticipate their impact on our product lines. Evidencing our commitment to innovation, in 2004, we generated approximately one-third of our net sales from new products introduced over the prior three years.

Segments—We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into the following three geographic segments: North America, Europe, and International. Segment information is presented in the note entitled “Segment Information” in Item 8 – Financial Statements and Supplementary Data.

Because our financial statements are stated in U.S. dollars, currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Principal Products—We manufacture and sell a comprehensive line of sophisticated safety products to protect workers around the world in the fire service, homeland security, construction and other industries, as well as the military. We also provide a broad offering of consumer and contractor safety products through retail channels. Our products protect people against a wide variety of hazardous or life-threatening situations. The following is a brief description of each of our principal product categories:

Respiratory protection. Respiratory protection products are used to protect against the harmful effects of contamination caused by dust, gases, fumes, volatile chemicals, sprays, micro-organisms, fibers and other contaminants. We offer a broad and comprehensive line of respiratory protection products, including:

•	Self Contained Breathing Apparatus, or SCBAs. SCBAs are used by first responders, petrochemical plant workers and anyone entering an environment deemed immediately dangerous to life and health. SCBAs are also used by first responders to protect against exposure to chemical, biological, radiological and nuclear, or CBRN, agents.

•	Filtering respirators. Filtering respirators cover a broad class of respirators for many hazardous applications, including:

•	full face gas masks for the military and first responders exposed to known and unknown concentrations of dangerous gases, chemicals, vapors and particulates;

•	half mask respirators for industrial workers, painters and construction workers exposed to known concentrations of gases, vapors and particulates;

•	powered-air purifying respirators for industrial, haz-mat and remediation workers who have longer term exposures to hazards in their work environment; and

•	dust and pollen masks for maintenance workers, contractors and at-home consumers exposed to nuisance dusts, allergens and other particulates.

•	Gas masks. We have supplied gas masks to the U.S. military for several decades. The latest versions of these masks are currently in use by the U.S. military in Iraq, Afghanistan and other parts of the world. Our commercial version of this gas mask, the Millennium, was developed based on the MCU-2/P, the gas mask currently used by the U.S. Air Force and U.S Navy.

•	Escape hoods. Our Response Escape Hood is used by law enforcement personnel, government workers, chemical and pharmaceutical workers, and anyone needing to escape from unknown concentrations of a chemical, biological or radiological release of toxic gases and vapors. The hood gives users head and upper neck coverage and respiratory protection to help them escape from threatening situations quickly and easily.

Hand-held and permanent instruments. Our hand-held and permanent instruments include gas detection instruments and thermal imaging cameras. Our gas detection instruments are used to detect the presence or absence of various gases in the air. These instruments can be either hand-held or permanently installed. Typical applications of these instruments include the detection of the lack of oxygen in confined spaces or the presence of combustible or toxic gases. Our hand-held thermal imaging cameras are used by firefighters to see downed victims through dense smoke, or to detect the source of the fire.

•	Single- and multi-gas hand-held detectors. Our line of single- and multi-gas detectors provide a portable solution for detecting the presence of oxygen, hydrogen sulfide, carbon monoxide and combustible gases, either singularly or all four gases at once. Our line of hand held portable instruments are used by chemical workers, oil and gas workers, utility workers entering confined spaces, or anywhere a user needs protection to continuously monitor the quality of the atmosphere they are working in and around.

•	Thermal imaging cameras. Our infrared thermal imaging cameras, or TICs, are used in the global fire service market. TICs detect sources of heat in order to locate firefighters and other people trapped inside burning or smoke-filled structures. TICs can also be used to identify “hot spots.” Recently, we introduced the Evolution® 5000 and 5200 Thermal Imaging Cameras, which combine the functionality and durability required by the fire service with features and performance capability not found in other small format TICs.

•	Multi-point permanently installed gas detection systems. Our comprehensive line of gas monitoring systems are used to continuously monitor for combustible and toxic gases and oxygen deficiency in virtually any gas detection application where continuous monitoring is required. Our systems are used for gas detection in the pulp and paper, refrigerant monitoring, petrochemical and general industrial applications. Our newest line, the SafeSite Hazardous Gas Detection System, designed and developed for homeland security applications, combines the technologies and features from our line of permanent and portable gas detection offerings. The SafeSite System detects and communicates the presence of toxic industrial chemicals and chemical warfare agents. With up to 16 monitoring stations, wirelessly connected to a base station, the SafeSite System allows law enforcement officials to rapidly deploy and set up perimeter gas sensing sentinels that continuously monitor the air for toxic gases at large public events, in subways or at federal facilities, and continuously report their status to incident command.

•	Flame detectors and open-path infrared gas detectors. Our line of flame and combustible gas detectors are used for plant-wide monitoring of toxic gas concentrations and for detecting the presence of flames. These systems utilize infrared optics to detect potentially hazardous conditions across distances as far as 120 meters, making them suitable for use in such places as offshore oil rigs, storage vessels, refineries, pipelines, and ventilation ducts. First used in the oil and gas industry, our systems currently have broad applications in petrochemical facilities, the transportation industry and in pharmaceutical production.

Eye, face, hearing and head protection. Eye, face, hearing and head protection is used in work environments where hazards present a danger to the eye, face, hearing and head, such as dust, flying particles, metal fragments, chemicals, extreme glare, optical radiation and items dropped from above. Our basic categories of these products are:

•	Industrial hard hats. Our broad line of hard hats include full-brim hats and traditional hard hats, available in custom colors and with custom logos. These hard hats are used by plant, steel and construction workers, miners and welders.

•	Fire helmets. Our fire service products include leather, traditional, modern and specialty helmets designed to satisfy the preferences of firefighters across geographic regions. Our CairnsHELMET is the number one helmet in the North American fire service market based on 2003 sales. Similarly, our Gallet firefighting helmet has a number one market position in Europe based on 2003 sales.

•	Military helmets. Our Advanced Combat Helmet is used by the military for ballistic head protection. It was designed for the Special Forces of the U.S. military and recently has been designated as the “basis of issue” by the U.S. Army and earned distinction as being named one of the greatest inventions of 2002 by the Department of Army’s Material Command.

•	Eye, face and hearing protection. We manufacture and sell a broad line of hearing protection products, non-prescription protective eyewear and face shields, used in a variety of industries.

Body protection.

•	Fall protection. Our broad line of fall protection equipment includes the following: confined space equipment; harnesses/fall arrest equipment; lanyards; and lifelines.

Customers—Our customers generally fall into three categories: industrial and military end-users, distributors and retail consumers. In North America, we make nearly all of our non-military sales through our distributors. In our Europe and International segments, we make our sales through both indirect and direct sales channels. Our U.S. military customers, which are comprised of multiple U.S. government entities, including the Department of Defense, represented the largest group of customers based on our 2004 net sales and accounted for approximately 16% of sales. The year-end backlog of orders under contracts with U.S. government agencies was $80.8 million in 2004, $83.7 million in 2003, and $38.7 million in 2002.

Industrial and military end-users—Examples of the primary industrial and military end-users of our core products are listed below:

Products	Principal End-Users
Respiratory Protection	First Responders; General Industry Workers; Military Personnel

Gas Detection	Oil, Gas, Petrochemical and Chemical Workers; First Responders; Hazmat and Confined Space Workers

Head, Eye and Face, and Hearing Protection	Construction Workers and Contractors; First Responders; General Industry Workers; Military Personnel

Thermal Imaging Cameras	First Responders

Sales and Distribution—Our sales and distribution team consists of distinct marketing, field sales and customer service organizations for our three geographic segments: North America, Europe, and International. We believe our sales and distribution team, totaling over 400 dedicated associates, is the largest in our industry. In most geographic areas, our field sales organizations work jointly with select distributors to call on end-users, educating them about hazards, exposure limits, safety requirements and product applications, as well as specific performance requirements of our products. In our International segment and Eastern Europe where distributors are not well established, our sales associates work with and sell directly to end-users. Our development of relationships with end-users is critical to increasing the overall demand for our products.

The in-depth customer training and education provided by our sales associates to our customers are critical to ensure proper use of many of our products, such as SCBAs and gas detection instruments. As a result of our sales associates working closely with end-users, they gain valuable insight into customers’ preferences and needs. To better serve our customers and to ensure that our sales associates are among the most knowledgeable and professional in the industry, we place significant emphasis on training our sales associates with respect to product application, industry standards and regulations, sales skills and sales force automation.

We believe our sales and distribution strategy allows us to deliver a customer value proposition that differentiates our products and services from those of our competitors, resulting in increased customer loyalty and demand.

In areas where we use indirect selling, we promote, distribute, and service our products to general industry through select authorized national, regional, and local distributors. Some of our key distributors include: Airgas; W.W. Grainger Inc.; Fisher Safety, a division of Fisher Scientific International Inc.; Orr Safety Inc.; and Hagemeyer. For example, in North America, we distribute fire service products primarily through specially trained local and regional distributors who provide advanced training and service capabilities to volunteer and paid municipal fire departments. In our Europe and International segments, we primarily sell to and service the fire service market directly. Because of our broad and diverse product line and our desire to reach as many markets and market segments as possible, we have over 4,000 authorized distributors worldwide.

We market consumer products under the MSA Safety Works brand through a dedicated sales and marketing force. We serve the retail consumer through various channels of distribution, including hardware and equipment rental outlets and The Home Depot and TrueValue retail chains.

Competition—We believe the worldwide personal protection equipment market, including the sophisticated safety products market in which we compete, generates annual sales in excess of $12 billion. The industry supplying this market is broad and highly fragmented with few participants able to offer a comprehensive line of safety products. Generally, global demand for safety products has been stable because purchases of these products are non-discretionary since they protect workers in hazardous and life-threatening work environments and because their use is often mandated by government and industry regulations. Moreover, the safety products industry generates stable revenues because of the need to consistently replace many safety products that have limited life spans due to normal course wear-and-tear or because they are one-time use products by design.

The safety products market is highly competitive, with participants ranging in size from small companies focusing on a single type of personal protection equipment to a few large multinational corporations which manufacture and supply many types of sophisticated safety products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, agency approvals, design and style), price, brand name recognition and service.

We believe we compete favorably within each of our operating segments as a result of our high quality and cost-efficient product offering and strong brand trust and recognition.

Research and Development—To maintain our position at the forefront of protective equipment technology, we operate three sophisticated research and development facilities. We believe our dedication and commitment to innovation and research and development allow us to produce innovative sophisticated safety products that are often first to market and exceed industry standards. In 2004, 2003 and 2002, on a global basis, we spent approximately $22.6 million, $20.9 million and $19.5 million, respectively, on research and development. Our engineering groups operate primarily in the United States and Germany, and to a lesser extent in Australia, France, Brazil, China, Japan, Great Britain and Italy. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the company, including research and development, marketing, sales, operations and quality management. These teams are responsible for setting product line strategy based on their understanding of the markets and the technologies, opportunities and challenges they foresee in each product area. These teams present their strategies, new product development portfolios and resource allocation recommendations to our global research and development alignment council, made up of senior executives from our global operations. The council refines the recommendations and presents them to our senior executive team, which consists of the chief executive officer, chief financial officer, and presidents of our North America, Europe and International segments. The senior executive team then establishes resource allocation, corporate alignment and strategic direction.

We believe our team-based, cross-geographic and cross-functional approach to new product development is unique in our industry and a source of our competitive advantage. Our approach to the new product development process allows us to tailor our product offerings and product line strategies to satisfy distinct customer preferences and industry regulations that vary across our three geographic regions.

We believe another important aspect of our approach to new product development is that our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations, such as the National Institute for Occupational Safety and Health, or NIOSH, and the National Fire Protection Association, or NFPA, to develop industry product requirements and standards and anticipate their impact on our product lines. For example, nearly every consensus standard-setting body around the world that impacts our product lines has one of our key managers as a voting member. Key members of our management team understand the impact that these standard-setting organizations have on our new product development pipeline and devote time and attention to anticipating a new standard’s impact on our net sales and operating results. Because of our technological sophistication, commitment to and membership on global standard-setting bodies, resource dedication to research and development and unique approach to the new product development process, we believe we are well-positioned to anticipate and adapt to the needs of changing product standards and gain the approvals and certifications necessary to meet new government and multinational product regulations.

Patents and Intellectual Property— We own and have obtained licenses to significant intellectual property, including a number of domestic and foreign patents, patent applications and trademarks related to our products, processes and business. Although our intellectual property plays an important role in maintaining our competitive position in a number of markets that we serve, no single patent, or patent application, trademark or license is, in our opinion, of such value to us that our business would be materially affected by the expiration or termination thereof, other than the “MSA” trademark. Our patents expire at various times in the future not exceeding 20 years. Our general policy is to apply for patents on an ongoing basis in the United States and other countries, as appropriate, to perfect our patent development. In addition to our patents, we have also developed a substantial body of manufacturing know-how that we believe provides a significant competitive advantage over our competitors.

Raw Materials and Suppliers—Nearly all components of our products are formulated, machined, tooled, or molded in-house from raw materials. For example, we rely on integrated manufacturing capabilities for breathing apparatus, gas masks, ballistic helmets, hardhats and circuit boards. The primary raw materials that we source from third parties include rubber, chemical filter media, eye and face protective lenses, air cylinders, certain metals, electronic components and ballistic resistant and non-ballistic fabrics. We purchase these materials both domestically and internationally, and we believe our supply sources are both well established and reliable. We have close vendor relationship programs with the majority of our key raw material suppliers. Although we generally do not have long-term supply contracts, we have not experienced any significant problems in obtaining adequate raw materials.

Employees—As of December 31, 2004, we had approximately 4,600 employees, approximately 2,200 of whom were employed by our Europe and International segments. None of our U.S. employees are subject to the provisions of a collective bargaining agreement. Some of our employees outside the United States are members of unions. We have not experienced a work stoppage in over 10 years and believe our relations with our employees are good.

Available Information—We post the following filings on the Investor Relations page on our Web site as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations Web page are available to be viewed on this page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission.

Item 2. Properties

Our principal executive offices are located at 121 Gamma Drive, RIDC Industrial Park, O’Hara Township, Pittsburgh, Pennsylvania 15238 in a 93,014 square-foot building owned by us. We own or lease our primary facilities located in six states in the United States and in 16 countries. We believe that all of our facilities, including the manufacturing facilities, are in good repair and in suitable condition for the purposes for which they are used.

The following table sets forth a list of our primary facilities:

Location	Function	Square Feet	Owned or Leased
North America
Murrysville, PA	Manufacturing	295,223	Owned
Cranberry Twp., PA	Manufacturing	211,320	Owned
Evans City, PA	Manufacturing	194,961	Leased
Jacksonville, NC	Manufacturing	106,505	Owned
Pittsburgh, PA	Office	93,014	Owned
Cranberry Twp., PA	Research and Development	68,175	Owned
Sparks, MD	Office, Research and Development, and Manufacturing	52,452	Leased
Englewood, CO	Manufacturing	41,320	Leased
Clifton, NJ	Manufacturing	41,250	Owned
Englewood, CO	Distribution	14,985	Leased
Newport, VT	Manufacturing	11,500	Leased
Toronto, Canada	Distribution	6,100	Leased
Mexico City, Mexico	Distribution and Manufacturing	5,800	Leased

Europe
Berlin, Germany	Office, Research and Development, Manufacturing and Distribution	339,548	Leased
Chatillon sur Chalaronne, France	Office, Research and Development, Manufacturing and Distribution	78,495	Leased
Glasgow, Scotland	Office and Manufacturing	24,516	Leased
Milan, Italy	Office, Research and Development and Distribution	24,500	Owned
Mohammedia, Morocco	Manufacturing	23,914	Owned
Glasgow, Scotland	Distribution	6,204	Leased
Varnamo, Sweden	Office, Research and Development, Manufacturing and Distribution	5,000	Leased

International
Johannesburg, South Africa	Office, Manufacturing and Distribution	81,323	Leased
Sydney, Australia	Office, Research and Development, Manufacturing and Distribution	57,100	Owned
São Paulo, Brazil	Office, Research and Development, Manufacturing and Distribution	54,713	Owned
Wuxi, China	Office, Research and Development, Manufacturing and Distribution	35,000	Owned
Lima, Peru	Office and Distribution	34,348	Owned
Santiago, Chile	Office, Manufacturing and Distribution	8,461	Owned
Tokyo, Japan	Office, Research and Development and Distribution	1,184	Leased

Item 3. Legal Proceedings

We are subject to federal, state and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and the maintenance of a safe workplace. There are no current or expected legal proceedings or expenditures with respect to environmental matters that would materially affect our operations.

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,400 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 32,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential liability, if any, for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes and other relevant information. We reevaluate our exposures on an ongoing basis and make adjustments to reserves as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial condition.

In connection with our sale of the Callery Chemical facility in Evans City, Pennsylvania, we have retained responsibility for certain environmental costs at this site, where relatively low levels of contamination are known to exist. Under the terms of the asset purchase agreement with BASF, our maximum liability for these matters is capped at $50.0 million. Based on environmental studies performed prior to the sale of the division, we do not believe that our potential exposure under the terms of this agreement will materially affect our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers indicating all positions held during the past five years:

Name	Age	Position
John T. Ryan III	61	Chairman of the Board of Directors; Chief Executive Officer
James H. Baillie	58	Vice President; President, MSA Europe
Joseph A. Bigler	55	Vice President
Kerry M. Bove	46	Vice President
Rob Cañizares M.	55	Vice President; President, MSA International
Benedict V. DeMaria	57	Vice President
Ronald N. Herring, Jr	44	Vice President
William M. Lambert	46	Vice President; President, MSA North America
Douglas K. McClaine	47	Secretary and General Counsel
Dennis L. Zeitler	56	Vice President; Chief Financial Officer and Treasurer

John T. Ryan III has served as chairman and chief executive officer since October 1, 1991.

James H. Baillie has served as vice president and president of MSA Europe since March 10, 1999. Prior to that time, he was executive vice president of Sylvania Lighting International.

Joseph A. Bigler has served as vice president since January 9, 1998. He is primarily responsible for North American sales and distribution.

Kerry M. Bove has served as vice president since August 16, 2000. He is primarily responsible for research, product development, manufacturing and marketing of instrument products in North America. Beginning in November 1999, Mr. Bove served as general manager of the instrument division. From November 1998 until November 1999, he was our marketing director.

Rob Cañizares M. has served as vice president and president of MSA International since January 20, 2003. Prior to working with MSA, Mr. Cañizares served as senior vice president of global sales and service group of Trane Company, beginning on February 1, 1997.

Benedict V. DeMaria has served as vice president since January 9, 1998. He is primarily responsible for human resources and corporate communications.

Ronald N. Herring, Jr. has served as vice president since January 1, 2004. Mr. Herring is primarily responsible for research, product development, manufacturing and marketing of safety products in North America. Prior to that time, he served as the general manager of the safety products division, beginning on January 1, 2003, and as the director of marketing for the safety products division.

William M. Lambert has served as vice president since January 1, 1998 and was also appointed president of MSA North America on January 1, 2003. Prior to that time, he was general manager of the safety products division.

Douglas K. McClaine has served as secretary and general counsel since July 1, 2002. Prior to that, he served as associate general counsel, beginning on May 16, 1994.

Dennis L. Zeitler has served as chief financial officer and treasurer since November 1, 2000. Prior to that time, he served as vice president and treasurer, beginning on September 1, 1988.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “MSA.” Stock price ranges and dividends declared and paid were as follows:

	Price Range of Our Common Stock
	High	Low	Dividends
Year ended December 31, 2003
First Quarter	$12.44	$10.17	$.06
Second Quarter	14.99	11.76	.06
Third Quarter	19.58	14.21	.07
Fourth Quarter	28.83	17.71	.07

Year ended December 31, 2004
First Quarter	$31.92	$21.37	$.07
Second Quarter	36.75	25.10	.10
Third Quarter	44.00	31.50	.10
Fourth Quarter	52.50	35.00	.10

On February 18, 2005, there were 361 registered holders of our shares of common stock.

Share price and dividend information has been adjusted to reflect the three-for-one split of our common stock in January 2004.

The information appearing in Part III below regarding common stock issuable under our equity compensation plans is incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2004	—	—	—	214,882
November 1 – November 30, 2004	26,692	$44.02	26,692	188,190
December 1 – December 31, 2004	—	—	—	188,190

On December 19, 1996, we announced that our Board of Directors had authorized management to purchase up to 4,500,000 split-adjusted shares of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date.

On October 26, 2004, the Board of Directors authorized the purchase of up to 200,000 additional shares of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date.

We do not have any other share repurchase programs.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements, including the respective notes thereto, as well as the section entitled “Management’s discussion and analysis of financial condition and results of operations,” included elsewhere in this annual report on Form 10-K.

(In thousands, except as noted)	2004	2003	2002	2001	2000
Statement of Operations Data:
Net sales	$852,509	$696,473	$564,426	$509,736	$468,307
Other income	5,004	1,724	2,271	2,776	2,444
Cost of products sold	512,089	422,273	344,847	306,759	289,302
Selling, general and administrative	204,799	180,060	149,730	139,861	135,210
Research and development	22,648	20,897	19,459	15,742	15,224
Interest expense	3,845	4,564	4,769	5,349	4,040
Currency exchange losses (gains)	264	(3,356)	(191)	1,197	(444)
Provision for income taxes	42,821	24,835	16,870	17,753	8,531
Net income from continuing operations	71,047	48,924	31,213	25,851	18,888
Net income from discontinued operations	—	2,685	3,864	5,780	4,351
Gain on sale of discontinued operations - after tax	—	13,658	—	—	—
Net income	71,047	65,267	35,077	31,631	23,239

Earnings per Share Data:
Basic per common share continuing operations (in dollars)	$1.91	$1.33	$.85	$.72	$.51
Diluted per common share continuing operations (in dollars)	1.86	1.31	.85	.71	.51
Dividends paid per common share (in dollars)	.37	.26	.22	.18	.16
Weighted average common shares outstanding—basic	37,111	36,730	36,512	35,729	36,904

Balance Sheet Data:
Working capital	$270,593	$207,216	$138,182	$135,186	$114,175
Working capital ratio	3.1	2.8	2.4	2.6	2.3
Net property	123,716	120,560	130,407	156,413	159,586
Total assets	734,110	643,885	579,765	520,698	489,683
Long-term debt	54,463	59,915	64,350	67,381	71,806
Common shareholders’ equity	376,679	306,867	288,009	252,451	225,382
Equity per common share (in dollars)	10.09	8.31	7.86	6.95	6.35
Notes:
Cost of products sold, selling, general and administrative expenses, and research and development expenses include noncash pension income. Noncash pension income, pre-tax	$7,188	$8,845	$13,125	$14,962	$14,900

Working capital at December 31, 2003 and 2002 excludes assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the section of this annual report on Form 10-K entitled “Forward-Looking Statements.”

BUSINESS OVERVIEW

We are a global leader in the development, manufacture and supply of sophisticated products that protect people’s health and safety. Sophisticated safety products typically integrate any combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive line of safety products are used by workers around the world in the fire service, homeland security, construction and other industries, as well as the military.

In recent years, we have concentrated on specific initiatives intended to help improve our competitive position and profitability, including:

•	identification and development of promising new markets;

•	a focus on innovation and new product introductions;

•	further strengthening relationships with major distributors;

•	optimizing factory performance and driving operational excellence;

•	positioning international business to capture significant growth opportunities; and

•	pursuing strategic acquisitions.

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2004, approximately 66%, 20% and 14% of our net sales from continuing operations were made by our North America, Europe and International segments, respectively.

North America. Our largest manufacturing and research and development facilities are located in the United States. We serve our North American markets with sales and distribution functions in the U.S., Canada, and Mexico.

Europe. Our Europe segment includes well-established companies in most Western European countries, and more recently established operations in a number of Eastern European locations. Our largest European companies, based in Germany and France, develop, manufacture, and sell a wide variety of products. Operations in other European countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in Germany, France, and the U.S., or are purchased from third party vendors.

International. Our International segment includes operating entities located in Abu Dhabi, Argentina, Australia, Brazil, Chile, China, Hong Kong, India, Indonesia, Japan, Malaysia, Peru, Singapore, South Africa and Zimbabwe, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany and France, or are purchased from third party vendors.

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

Because our financial statements are stated in U.S. dollars, currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods. We manage our exchange rate risks primarily by sourcing our products in the same currency as our customer pays us. In the few instances where product cost and product payment are not in the same currency and such mismatch creates a material exchange rate risk, we may use foreign currency forward contracts. On a global basis, we have a broad based balance sheet exposure to numerous currencies that serves to minimize the impact of fluctuations in any one currency.

In 2004, we achieved record sales and net income from continuing operations for the fourth consecutive year. We believe that this performance and our improving financial performance in recent years are the result of initiatives that have allowed us to anticipate and respond quickly to market requirements, particularly in the fire service, homeland security, construction and general industries, as well as the military. We believe that sales growth in the fire service market reflects our ability to quickly bring to market products that comply with changing industry standards and to create new market demand with innovative products. For example, we have successfully responded to increased homeland security and military market demand for products such as the Millennium Chemical-Biological and the MCU-2/P gas masks and the Advanced Combat Helmet that has occurred since the September 11th attacks and during the ongoing war on terrorism. In recent years, demand in the homeland security and military markets has more than offset sluggishness in some North American industrial markets.

The level of demand for our products in the fire service, homeland security and military markets is strongly influenced by the levels of government funding available to address the needs of first responders and to meet the requirements of military operations. A reduction in available government funding in the future could adversely affect the demand for our products in these markets.

Our results in Europe improved nicely in 2004, and have shown resiliency despite the poor economic climate in most of Western Europe. Our acquisition of CGF Gallet in 2002, now MSA Gallet, added the leading line of European firefighter head protection to our product line and has helped improve our overall performance in Europe. As discussed further under “Acquisitions,” we recently improved our market position and expertise in hearing protection by acquiring Sordin AB, which is headquartered in Varnamo, Sweden. In other international markets, 2004 results were generally higher in most markets, particularly in Latin America and Australia. These improvements reflect focused efforts to effectively reach customers and, particularly in Latin America, improvements in general economic conditions.

To sharpen our focus on our core safety products business, in November 2002, we announced our decision to explore the potential sale of Callery Chemical, our only non-safety products business unit. As discussed further below under “Discontinued Operations,” this division was sold in September 2003.

ACQUISITIONS

On June 30, 2004, we acquired Sordin AB of Varnamo, Sweden, a leading manufacturer of passive and electronic hearing protection designed for the industrial, law enforcement and military markets. We believe the acquisition of Sordin enhances our position as a provider of modern, leading-edge hearing protective devices. Many of Sordin’s products are compatible with our other safety products, including our flagship V-Gard® Hard Hat. Sordin also developed the modular integrated communications system currently being used with the Advanced Combat Helmet that we manufacture for the U.S. Army. The initial purchase price was approximately $4.3 million. Additional consideration of up to $5.4 million could be paid based on Sordin’s earning performance through June 30, 2009.

DISCONTINUED OPERATIONS

On September 12, 2003, we sold our Callery Chemical Division to BASF Corporation. In accordance with accounting principles generally accepted in the United States of America, the operating results of the Callery Chemical Division for all periods presented through the date of sale and the gain on the sale to BASF Corporation during the year ended December 31, 2003 have been reported as discontinued operations in the consolidated statements of income. The sale of the Callery Chemical Division to BASF Corporation resulted in an after-tax gain of $13.7 million.

At December 31, 2003, approximately $2.3 million of trade receivables and other current assets related to the Callery Chemical Division operation were reported as assets held for sale. These amounts were received during the first quarter of 2004.

The after-tax proceeds of $53.8 million received from the sale of the Callery Chemical Division and the subsequent liquidation of net assets retained by us were distributed to shareholders on November 24, 2003 and charged to retained earnings as a capital distribution.

RESULTS OF CONTINUING OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales. Net sales for the year ended December 31, 2004 were $852.5 million, an increase of $156.0 million, or 22%, from $696.5 million for the year ended December 31, 2003. Our net sales increased in all segments as follows:

	2004	2003	Dollar Increase	Percent Increase
(In millions)
North America	$564.6	$452.6	$112.0	25%
Europe	173.0	146.2	26.8	18%
International	114.9	97.7	17.2	18%

Net sales of the North American segment were $564.6 million for the year ended December 31, 2004, an increase of $112.0 million, or 25%, compared to $452.6 million for the year ended December 31, 2003. We believe that our 2004 sales growth in North America was the direct result of our focus on key markets, including fire service, homeland security, and the military. Our sales of Advanced Combat Helmets, and related communications systems, to the military increased approximately $58.6 million during 2004, reflecting increased government funding to support the war on terrorism. During the current year, our sales of self-contained breathing apparatus, or SCBAs, and thermal imaging cameras, or TICs, to the fire service market increased approximately $33.0 million and $7.7 million, respectively. We continue to see strong demand for our latest generation SCBAs, which, in 2003, were the first to be approved under the 2002 NFPA performance standards and the NIOSH Chemical, Biological, Radiological and Nuclear, or CBRN, standard to protect first responders against possible terrorist attacks. Higher thermal imaging camera sales reflect strong demand for our Evolution® 5000 TIC, which combines the functionality and durability required by the fire service with features and performance not found on other small format cameras. Sales of instrument products were approximately $10.6 million higher in the current year, on strong demand for our latest generation portable instruments, such as the Solaris® Multigas Detector, one of the smallest and lightest four-gas monitors available today. In recent months, we have also seen a modest improvement in the industrial sector demand for instrument products.

During 2003, we changed our standard shipping terms to U.S. distributors from FOB Shipping Point to FOB Destination. We made this change to improve customer service by obtaining greater control and flexibility over carrier selection and delivery schedules and by reducing customer exposure to in-transit loss and damage. The effect of this change, which delayed revenue recognition on affected shipments until the goods reach their destination, reduced sales and gross margins in 2003 by approximately $4.7 million and $2.7 million, respectively.

Net sales by European operations were $173.0 million for the year ended December 31, 2004, an increase of $26.8 million, or 18%, from $146.2 million for the year ended December 31, 2003. Approximately half of the increase was due to the favorable effect of the stronger euro on net sales when stated in U.S. dollars. Sales by Sordin, which we acquired on June 30, 2004, accounted for approximately $4.5 million of the increase. The remainder of the improvement was primarily related to strong late year shipments of breathing apparatus by our German company to customers in Eastern Europe. Local currency sales at our other European affiliates were generally flat year-to-year, reflecting continued sluggishness in the Western European industrial sector.

Net sales by International operations were $114.9 million for the year ended December 31, 2004 compared to $97.7 million for the year ended December 31, 2003, an increase of $17.2 million, or 18%. Approximately half of the increase in International segment sales, when stated in U.S. dollars, was related to the favorable effect of stronger international currencies, particularly the Australian dollar and the South African rand. The remainder of the sales improvement was in Latin America, reflecting generally improved economic conditions.

Cost of products sold. Cost of products sold was $512.1 million for the year ended December 31, 2004, an increase of $89.8 million, or 21%, from $422.3 million for the year ended December 31, 2003. The increase relates primarily to higher sales.

Cost of products sold and selling, general and administrative expenses in 2003 were favorably affected by a change in the vacation vesting policy for U.S. employees. Under the vacation vesting policy adopted in 2003, employees earn their vacation entitlement during the current year. Previously, vacation was vested on the last day of the prior year. The policy change resulted in favorable adjustments to cost of products sold and selling, general and administrative expenses during 2003 of approximately $3.6 million and $1.8 million, respectively. The vacation policy was changed to align the year the benefit is earned with the year it is received.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2004 of $7.2 million, of which approximately $4.4 million was included in cost of products sold, $2.5 million in selling general and administrative expenses, and $0.3 million in research and development expenses. Net pension credits for the year ended December 31, 2003 were $8.8 million, of which approximately $5.4 million was included in cost of products sold, $3.1 million in selling, general and administrative expenses, and $0.3 million in research and development expenses. In 2003, an additional pension credit of $2.0 million relating to a curtailment gain from the sale of the Callery Chemical Division was included in net income from discontinued operations. The recognition of pension income in the years ended December 31, 2004 and 2003 is primarily the result of the exceptional investment performance of the MSA Non-Contributory Pension Plan for the Employees, or the MSA Pension Plan, over the past ten years. During that period, the investment performance of the MSA Pension Plan has ranked among the top 1% of all U.S. pension funds according to a comparison of fund performance made by our investment consultant. Future net pension credits can be volatile depending on the future performance of plan assets, changes in actuarial assumptions regarding such factors as the selection of discount rates and rates of return on plan assets, changes in the amortization levels of actuarial gains and losses, plan amendments affecting benefit pay-out levels, and profile changes in the participant populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, our net income would be adversely affected.

Gross profit. Gross profit for the year ended December 31, 2004 was $340.4 million, an increase of $66.2 million, or 24%, from $274.2 million for the year ended December 31, 2003. The ratio of gross profit to sales increased to 39.9% in 2004 compared to 39.4% in 2003. The improved gross profit ratio in 2004 was primarily due to production efficiencies associated with higher North American sales, partially offset by proportionately higher sales of Advanced Combat Helmets to the government at gross margins that are generally lower than our margins on commercial sales. Our European operations also reported improved gross profits primarily related to a product mix shift away from lower margin military helmets in 2003 to higher margin fire helmets in 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2004 were $204.8 million, an increase of $24.7 million, or 14%, from $180.1 million for the year ended December 31, 2003. Selling, general and administrative expenses were 24.0% of sales in 2004 compared to 25.9% of sales in 2003. Our selling, general and administrative expenses in North America increased approximately $15.5 million, primarily related to additional marketing and selling expenses associated with generating and supporting the higher sales volumes. Selling, general and administrative expenses for the year ended December 31, 2003 included a favorable adjustment of approximately $1.8 million related to the previously-discussed change in the vacation vesting policy for our U.S. employees. The strengthening of international currencies (particularly the euro, the Australian dollar, and the South African rand) increased selling, general and administrative expenses when stated in U.S. dollars by approximately $6.9 million for the year ended December 31, 2004. The remainder of the increase was primarily due to the acquisition of Sordin and higher rent expense in Germany associated with the leaseback of property that was sold in September 2003. Approximately $1.7 million of deferred gain related to the sale of the German property was recognized in other income during the year ended December 31, 2004.

Research and development expenses. Research and development expenses were $22.6 million for the year ended December 31, 2004, an increase of $1.7 million, or 8%, from $20.9 million for the year ended December 31, 2003. The increase reflects our current focus on new product development, particularly in instruments and other electronic products.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $25.5 million for the year ended December 31, 2004, an increase of $2.3 million, or 10%, from $23.2 million for the year ended December 31, 2003. The increase was primarily due to new asset additions in the United States to support higher Advanced Combat Helmet production volumes.

Interest expense. Interest expense for the year ended December 31, 2004 was $3.8 million, a decrease of $0.8 million, or 16%, from $4.6 million for the year ended December 31, 2003. The decrease was related to reductions in long term debt and short term borrowings and the discontinuance of our accounts receivable securitization arrangement in August 2004.

Currency exchange adjustments. During the year ended December 31, 2004, we recorded currency exchange losses of $0.3 million compared to gains of $3.4 million for the year ended December 31, 2003. Currency exchange gains in 2003 were primarily related to euro and Canadian dollar denominated assets held by us, and reflect a significant strengthening of those currencies during the year. Less favorable currency exchange adjustments during 2004 reflect a less significant strengthening of the euro and the Canadian dollar, as well as the offsetting effect of forward exchange contracts that we entered into to hedge our exposure to movements in euro exchange rates.

Other income. Other income for the year ended December 31, 2004 was $5.0 million, an increase of $3.3 million from $1.7 million in the same period last year. During the current year, we recognized approximately $1.1 million of estimated interest income with respect to settled issues in the federal income audits of tax years 1995 through 2001. The estimated interest income is based on our current expectations regarding the final outcome of the IRS audits. As previously mentioned, approximately $1.7 million of deferred gain related to the sale of our German property was recognized as a gain on disposition of assets during 2004.

Income tax provision. Our effective income tax rate for the year ended December 31, 2004 was 37.6% compared to 33.7% for the year ended December 31, 2003. The higher effective tax rate in 2004 was primarily related to less favorable adjustments to previously-established valuation allowances on foreign tax credit carry forwards and adjustments to prior years’ taxes. In 2004, we released approximately $0.6 million of valuation allowances and made unfavorable adjustments to prior year’s taxes of approximately $1.1 million. In 2003, we released approximately $1.2 million of valuation allowances and made favorable adjustments to prior year’s taxes of approximately $0.8 million. The valuation allowances were released based on tax planning strategies that we implemented and an improved outlook for foreign source income.

No deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which amounted to $112.8 million as of December 31, 2004. These earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these undistributed earnings. We are in the process of evaluating the impact of the provisions of the American Jobs Creation Act of 2004 dealing with the limited opportunity in 2005 to repatriate some of these undistributed earnings at a U.S. tax cost that may be lower than the normal tax cost on such distributions. We are awaiting final guidance from the Internal Revenue Service (“IRS”) to complete that evaluation, which may result in our decision to remit a portion of these undistributed earnings in 2005; however, we cannot currently estimate the amount of such distribution that may be reasonably possible. The range of possible amounts that we are considering for repatriation under this provision is between zero and approximately $50 million. The related potential range of income tax payable on amounts considered for repatriation is between zero and approximately $3 million.

In October 2004, the President signed the American Jobs Creation Act of 2004, which provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The act also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Based on current earnings levels, we expect that the net effect of the phase-out of the extra-territorial income exclusion and the phase-in of the new deduction will result in a decrease in our effective tax rate for 2005 and 2006 of approximately 0.5 percentage points and approximately 1 percentage point thereafter.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. Our federal income tax returns for the years 1995 through 2001 remain under audit with the only open issue relating to the calculation of research and development tax credits. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for the years not yet settled. We do not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years, and we are optimistic that we can reach resolution with the IRS during 2005. To the extent that we are successful in sustaining our position that no adjustment should be made to research and development credits claimed over the period covered by the examination, tax reserves previously established based upon the examining agent’s disallowance of the claimed credits would be released, reducing tax expense in the period of settlement. Furthermore, such a final settlement would have a beneficial impact on interest costs.

Net income. Net income from continuing operations for the year ended December 31, 2004 was $71.0 million, an increase of $22.1 million, or 45%, over net income from continuing operations for the year ended December 31, 2003 of $48.9 million. Continuing operations earnings per basic share of common stock improved to $1.91 in 2004 compared to $1.33 in 2003.

North America segment net income from continuing operations for the year ended December 31, 2004 was $55.6 million, an increase of $16.5 million, or 42%, from $39.1 million for the year ended December 31, 2003. The improvement in North American net income was primarily due to the previously-discussed sales growth.

Europe segment net income from continuing operations for the year ended December 31, 2004 was $6.7 million, an increase of $3.9 million, or 141%, from $2.8 million for the year ended December 31, 2003. Approximately $0.4 million of the increase was due to the favorable currency translation effects of a stronger euro. Local currency net income improvement occurred primarily in Germany, where income was up approximately $2.4 million on improved sales and lower operating costs. Europe segment net income for 2004 also included approximately $0.6 million of income from the mid-year acquisition of Sordin AB.

International segment net income from continuing operations for the year ended December 31, 2004 was $8.5 million, an increase of $2.2 million, or 34%, from $6.3 million for the year ended December 31, 2003. Approximately $1.1 million of the income improvement occurred in Latin America, reflecting improved economic conditions. Favorable currency translation effects, primarily related to the strengthening of the Australian dollar and the South African rand, increased International segment income when stated in U.S. dollars by approximately $0.7 million.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales. Net sales for the year ended December 31, 2003 were $696.5 million, an increase of $132.1 million, or 23%, from $564.4 million for the year ended December 31, 2002. Our net sales increased in all segments as follows:

	2003	2002	Dollar Increase	Percent Increase
(In millions)
North America	$452.6	$369.7	$82.9	22%
Europe	146.2	122.4	23.8	19%
International	97.7	72.2	25.5	35%

Net sales by North American operations were $452.6 million for the year ended December 31, 2003, an increase of $82.9 million, or 22%, from $369.7 million for the year ended December 31, 2002. Approximately half of the sales growth was driven by increased sales of SCBA and thermal imaging cameras to the fire service market. These improvements reflect a combination of continued strong government funding and increased demand for our CBRN-compliant SCBA and Evolution 5000 thermal imaging cameras. The remainder of the sales growth in North America was due to increased sales of gas masks and ballistic helmets to military and homeland security markets, which reflects increased government spending on military and homeland security needs. Sales of instruments and fall protection equipment were flat year-to-year, reflecting continued sluggishness in industrial markets.

During 2003, we changed our standard shipping terms to U.S. distributors from FOB Shipping Point to FOB Destination. We made this change to improve customer service by obtaining greater control and flexibility over carrier selection and delivery schedules and by reducing customer exposure to in-transit loss and damage. The effect of this change, which delays revenue recognition on affected shipments until the goods reach their destination, reduced sales and gross margins in 2003 by approximately $4.7 million and $2.7 million, respectively.

Net sales by European operations were $146.2 million for the year ended December 31, 2003, an increase of $23.8 million, or 19%, from $122.4 million for the year ended December 31, 2002. The sales increase was primarily due to favorable translation effects of approximately $18.9 million due to a stronger euro and the inclusion of a full year of sales by MSA Gallet, which was acquired during the second quarter of 2002. Local currency sales at our other European affiliates were somewhat lower year-to-year, reflecting the general sluggishness in the Western European industrial sector.

Net sales by International operations were $97.7 million for the year ended December 31, 2003 compared to $72.2 million for the year ended December 31, 2002, an increase of $25.5 million, or 35%. The sales improvement occurred primarily in Australia where sales grew by approximately $7.1 million, including sales of approximately $4.3 million of breathing apparatuses to the Australian Navy and as a result of higher sales of $3.6 million of various products in various locations in Latin America. Approximately one-third of the increase in International sales, when stated in U.S. dollars, was due to the favorable currency translation effects of a stronger Australian dollar and South African rand.

Cost of products sold. Cost of products sold was $422.3 million for the year ended December 31, 2003, an increase of $77.5 million, or 22%, from $344.8 million for the year ended December 31, 2002. The increase relates primarily to higher sales.

Cost of products sold and selling, general and administrative expenses in 2003 were favorably affected by a change in the vacation vesting policy for U.S. employees. Under the vacation vesting policy adopted in 2003, employees earn their vacation entitlement during the current year. Previously, vacation was vested on the last day of the prior year. The policy change resulted in favorable adjustments to cost of products sold and selling, general and administrative expenses during 2003 of $3.6 million and $1.8 million, respectively. The vacation policy was changed to align the year the benefit is earned with the year it is received.

Cost of products sold and selling, general and administrative expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits of $10.8 million in 2003, of which approximately $5.4 million was included in the cost of products sold, $3.1 million in the selling, general and administrative expenses, and $0.3 million in research and development expenses. The remaining $2.0 million, relating to a curtailment gain from the sale of the Callery Chemical Division, was included in net income from discontinued operations. Net pension credits for the year ended December 31, 2002 were $13.1 million, of which approximately $8.0 million was included in cost of products sold, $4.6 million in selling, general and administrative expenses, and $0.5 million in research and development expenses.

Gross profit. Gross profit for the year ended December 31, 2003 was $274.2 million, an increase of $54.6 million, or 25%, from $219.6 million for the year ended December 31, 2002. The ratio of gross profit to sales improved slightly to 39.4% in 2003 compared to 38.9% in 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2003 were $180.1 million, an increase of $30.4 million, or 20%, from $149.7 million for the year ended December 31, 2002. Selling, general and administrative expenses were 25.9% of sales in 2003 compared to 26.5% of sales in 2002. Approximately half of the increase was related to higher marketing and selling expenses required to support the significant sales growth in North

America. The remainder of the increase occurred in Europe, and reflects an increase from the inclusion of a full year’s expenses of approximately $5.0 million for MSA Gallet, which was acquired in the second quarter of 2002, and the currency exchange effect of $7.3 million due to a stronger euro.

Research and development expenses. Research and development expenses were $20.9 million for the year ended December 31, 2003, an increase of $1.4 million, or 7%, from $19.5 million for the year ended December 31, 2002. Research and development activities are performed primarily in the United States and Europe.

Depreciation and amortization expense. Depreciation and amortization expense, which is included in cost of products sold, selling, general and administrative expenses, and research and development expenses, was $23.2 million for the year ended December 31, 2003, an increase of $1.7 million, or 8%, from $21.5 million for the year ended December 31, 2002. The increase was primarily due to new production equipment additions in the United States to support higher production volumes.

Interest expense. Interest expense for the year ended December 31, 2003 was $4.6 million compared to $4.8 million for the year ended December 31, 2002. The decrease relates to reductions in long term debt and short term borrowings.

Currency exchange. Currency exchange gains of $3.4 million were recorded in the year ended December 31, 2003 compared to gains of $0.2 million for the year ended December 31, 2002. Currency exchange gains in 2003 were primarily related to euro and Canadian dollar denominated assets held by us, and reflect a significant strengthening of those currencies during the year.

Income tax provision. The effective income tax rate was 33.7% for the year ended December 31, 2003 and 35.1% for the year ended December 31, 2002. The effective tax rate in 2003 was favorably affected by the one-time effect of releasing $1.2 million of previously-established valuation allowances on foreign tax credit carry forwards. These valuation allowances were released in 2003 as a result of tax planning strategies that were implemented during the year and an improved outlook for foreign source income.

Net income. Net income from continuing operations for the year ended December 31, 2003 was $48.9 million, an increase of $17.7 million, or 57%, over net income from continuing operations for the year ended December 31, 2002 of $31.2 million. Continuing operations earnings per basic share of common stock improved to $1.33 in 2003 compared to $0.85 in 2002.

North American net income from continuing operations for the year ended December 31, 2003 was $39.1 million, an increase of $13.2 million, or 51%, from $25.9 million for the year ended December 31, 2002. The improvement in North American net income was primarily due to the previously-discussed sales growth.

European net income from continuing operations for the year ended December 31, 2003 was $2.8 million, an increase of $0.3 million, or 11%, from $2.5 million for the year ended December 31, 2002. The improvement reflects a full year of income for MSA Gallet, partially offset by lower income in our German operation.

International net income from continuing operations for the year ended December 31, 2003 was $6.3 million, an increase of $3.9 million, or 168%, from $2.4 million for the year ended December 31, 2002. Approximately two-thirds of the improvement occurred in Australia and Latin America on higher sales. The remainder of the improvement occurred in our operations in Peru, Chile and China, which all experienced losses in 2002, primarily as a result of one-time charges related to employee severance costs and asset write-offs.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents increased $3.3 million during 2004 compared to an increase of $36.8 million during 2003.

Continuing operations provided cash of $51.8 million in 2004 compared to providing $32.5 million in 2003. Better cash flow from operations during 2004 reflects improved net income from continuing operations and non-cash items, partially offset by increases in working capital, particularly inventory. Trade receivables were $161.6 million at December 31, 2004 and $144.9 million, including $15.0 million of securitized receivables that were removed from the balance sheet, at December 31, 2003. Trade receivables expressed in number of days sales outstanding were 69 days at December 31, 2004, compared to 76 days at December 31, 2003. LIFO inventories were $124.8 million at December 31, 2004 and $90.1 million at December 31, 2003. On a FIFO basis, inventories measured against cost of products sold turned 3.1 times in 2004 and 3.3 times in 2003. Increases in trade receivables and inventories during 2004 were primarily related to higher sales levels. Cash flow from continuing operations in 2003 was $10.5 million lower than in 2002. Improved cash flow from net income and non-cash items in 2003 was more than offset by increases in receivables and inventories.

Discontinued operations provided $2.1 million of cash in 2004, primarily through collection of trade receivables that were reported as assets held for sale at December 31, 2003. In 2003, discontinued operations provided cash of $8.0 million, reflecting operating results through the date of sale and the liquidation of trade receivables.

Our investing activities used cash of $32.8 million in 2004, compared with providing $66.7 million in 2003. During 2004, we used $27.3 million of cash for property additions, primarily production equipment in the U.S. required to support our higher sales volume. Also in 2004, we used cash of $4.3 million to acquire Sordin AB. In 2003, the sale of the Callery Chemical Division and property in Germany provided cash of $63.0 million and $22.9 million, respectively. In 2002, investing activities used cash of $34.1 million, including approximately $14.5 million to acquire MSA Gallet.

Financing activities used cash of $19.4 million in 2004 compared to using $76.3 million in 2003. Primary uses of cash for financing activities in the current year were for dividend payments of $13.8 million and reductions in long-term debt of $5.0 million. During 2003, in addition to regular dividend payments of $9.5 million, we made a special distribution to common shareholders of $53.8 million, representing the after-tax proceeds from the sale of the Callery Chemical Division and the subsequent liquidation of net assets retained by us. Dividends paid on our common stock during 2004 (our 87th consecutive year of dividend payment) were $0.37 per share. Dividends paid on our common stock in 2003 and 2002 were $0.26 and $0.22, per share, respectively.

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

The fair value of the interest rate swap at December 31, 2004, has been recorded as a liability of $0.4 million that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of the long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amount paid are recognized in interest expense on an ongoing basis. This rate difference resulted in a reduction in interest expense of approximately $0.3 million during 2004.

Long-term debt, including the current portion at December 31, 2004 was $59.0 million, or 13.5% of total capital. For purposes of this calculation, total capital is defined as long-term debt plus the current portion of long-term debt and shareholders’ equity.

The following table sets forth our long-term debt obligations:

	(In thousands)
	2004	2003
U.S.
Industrial development debt issues payable through 2022, 1.34%	$10,750	$10,750
Series B Senior Notes payable through 2006, 7.69%	8,000	12,000
Senior Notes payable through 2012, 8.39%	39,585	40,000
Other	100	150
International
Various notes payable through 2006, 9.63% to 19.0%	524	1,853

Total	58,959	64,753
Amounts due within one year	4,496	4,838

Long-term debt	54,463	59,915

Approximate maturities of these obligations are $4.5 million in 2005, $8.1 million in 2006, $7.9 million in 2008, $9.7 million in 2009, and $28.8 million thereafter. Some debt agreements require us to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants as of December 31, 2004.

Short-term bank lines of credit amounted to $20.6 million of which $18.7 million was unused at December 31, 2004. Generally, these short-term lines of credit are renewable annually, and there are no significant commitment fees or compensating balance requirements. Short-term borrowings with banks, which exclude the current portion of long-term debt, were $1.9 million and $0.8 million at December 31, 2004 and 2003, respectively. The average month-end balance of total short-term borrowings during 2004 was $0.9 million, while the maximum month-end balance of $1.9 million occurred at December 31, 2004. The weighted average interest rates of short-term borrowings at December 31, 2004 and 2003, were 7% and 3%, respectively.

We believe our sources of liquidity currently available from our cash reserves on hand, cash flow from operations and borrowing capacity are sufficient to meet our principal liquidity requirements for at least the next 12 months.

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

At December 31, 2003, $15.0 million of securitized accounts receivable had been removed from our balance sheet under the securitization arrangement and our retained interest in accounts receivable available for securitization was $40.0 million.

CUMULATIVE TRANSLATION ADJUSTMENTS

The year-end position of the U.S. dollar relative to international currencies resulted in a translation gain of $8.9 million being credited to the cumulative translation adjustments shareholders’ equity account in 2004, compared to gains of $14.7 million in 2003 and $5.8 million in 2002. Translation gains in 2004 were primarily due to the strengthening of the euro, Australian dollar, and South African rand. Translation gains in 2003 reflect the strengthening of most currencies against the U.S. dollar. The most significant gains in 2003 related to our operations in Europe and Australia. Translation gains in 2002 occurred primarily in Europe, partially offset by losses in South America.

COMMITMENTS AND CONTINGENCIES

We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2004 were as follows:

(In millions)	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt*	$59.0	$4.5	$8.1	$—	$7.9	$9.7	$28.8
Operating leases	28.6	6.4	4.8	3.9	3.2	3.3	7.0
Technology transfer agreement	0.8	0.8	—	—	—	—	—
Take or pay supply contract	5.5	1.5	1.5	1.5	1.0	—	—

Totals	93.9	13.2	14.4	5.4	12.1	13.0	35.8
*	Future interest payments are not included in the table above.

We expect to make net contributions of $1.6 million to our pension plans in 2005.

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

In September 2003, we entered into a lease agreement with BASF pertaining to that portion of the Callery Chemical site that is occupied by our Evans City, Pennsylvania manufacturing operations. The initial term of the lease was one year, with a renewal option for five successive one year periods. In September 2004, we exercised our first one year renewal option.

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,400 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 32,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes and other relevant information. We reevaluate our exposures on an ongoing basis and make adjustments to reserves as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial condition.

In connection with our sale of Callery Chemical facility in Evans City, Pennsylvania, we have retained responsibility for certain environmental costs at this site, where relatively low levels of contamination are known to exist. Under the terms of the asset purchase agreement with BASF, our maximum liability for these matters is capped at $50.0 million. Based on environmental studies performed prior to the sale of the division, we do not believe that our potential exposure under the terms of this agreement will materially affect our financial condition.

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

Product liability. We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. We accrue for our estimates of the probable costs to be incurred in the resolution of product liability claims. These estimates are based on actuarial valuations, past experience, and our judgments regarding the probable outcome of pending and threatened claims. Due to uncertainty as to the ultimate outcome of pending and threatened claims, as well as the incidence of future claims, it is possible that future results could be materially affected by changes in our assumptions and estimates related to product liability matters. Our product liability expense averaged less than 1% of net sales from continuing operations during the three years ended December 31, 2004.

Product warranties. We accrue for the estimated probable cost of product warranties at the time that sales are recognized. Our estimates are principally based on historical experience. We also accrue for our estimates of the probable costs of corrective action when significant product quality issues are identified. These estimates are principally based on our assumptions regarding the cost of corrective action and the probable number of units to be repaired or replaced. Our product warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Due to the uncertainty and potential volatility of these factors, it is possible that future results could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these matters. Our product warranty expense averaged less than 2% of net sales during the three years ended December 31, 2004.

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

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. There were no valuation allowances as of December 31, 2004.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. FAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The provisions of this Statement are effective for costs incurred after December 31, 2005. We are currently evaluating the effect of the adoption of this standard, however, we do not expect it will have a material effect on our consolidated results of operations or financial condition.

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, which is a revision of FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123R requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. This Statement applies to all awards granted on or after July 1, 2005, and to awards modified, repurchased, or cancelled after that date. We will recognize compensation cost on a prospective basis beginning July 1, 2005, for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS No. 123 for pro forma disclosures. We expect that adopting this Statement will not have a material effect on our 2005 results.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which states that the FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement No. 109. This Statement was effective upon issuance.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which states that the FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exemption from the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2004 by approximately $28.8 million and $1.5 million, respectively. We manage our exchange risks primarily by sourcing our products in the same currency as our customer pays us. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2004, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At December 31, 2004, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $0.4 million. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.5 million in the fair value of the interest rate swap.

We have $48.0 million of fixed rate debt which matures at various dates through 2012. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $0.9 million, excluding the impact of outstanding hedge instruments. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management of Mine Safety Appliances Company (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ John T. Ryan III
John T. Ryan III
Chairman of the Board
Chief Executive Officer

/s/ Dennis L. Zeitler
Dennis L. Zeitler
Vice President and Treasurer
Chief Financial Officer

March 7, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mine Safety Appliances Company:

We have completed an integrated audit of Mine Safety Appliances Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, cash flows, and changes in retained earnings and accumulated other comprehensive income present fairly, in all material respects, the financial position of Mine Safety Appliances Company and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 7, 2005

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts) Year Ended December 31	2004	2003	2002
Net sales	$852,509	$696,473	$564,426
Other income	5,004	1,724	2,271

	857,513	698,197	566,697

Costs and expenses
Cost of products sold	512,089	422,273	344,847
Selling, general and administrative	204,799	180,060	149,730
Research and development	22,648	20,897	19,459
Interest	3,845	4,564	4,769
Currency exchange losses (gains)	264	(3,356)	(191)

	743,645	624,438	518,614

Income from continuing operations before income taxes	113,868	73,759	48,083
Provision for income taxes	42,821	24,835	16,870

Net income from continuing operations	71,047	48,924	31,213
Net income from discontinued operations	—	2,685	3,864
Gain on sale of discontinued operations – after tax	—	13,658	—

Net income	$71,047	$65,267	$35,077

Basic earnings per common share:
Continuing operations	$1.91	$1.33	$.85
Discontinued operations	—	.45	.11

Net income	$1.91	$1.78	$.96

Diluted earnings per common share:
Continuing operations	$1.86	$1.31	$.85
Discontinued operations	—	.44	.10

Net income	$1.86	$1.75	$.95

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)
December 31		2004	2003
Assets
Current Assets	Cash and cash equivalents	$76,545	$73,244
	Trade receivables, less allowance for doubtful accounts of $7,548 and $6,418	161,584	129,900
	Inventories	124,846	90,103
	Deferred tax assets	19,377	17,890
	Prepaid expenses and other current assets	15,308	10,794
	Assets held for sale	—	2,311

	Total current assets	397,660	324,242

Property	Land	5,122	4,642
	Buildings	83,530	80,044
	Machinery and equipment	279,607	269,739
	Construction in progress	6,182	5,521

	Total	374,441	359,946
	Less accumulated depreciation	(250,725)	(239,386)

	Net property	123,716	120,560
Other Assets	Prepaid pension cost	131,496	121,290
	Deferred tax assets	21,513	23,047
	Goodwill	49,495	44,810
	Other noncurrent assets	10,230	9,936

	Total	$734,110	$643,885

Liabilities
Current Liabilities	Notes payable and current portion of long-term debt	$6,378	$5,666
	Accounts payable	40,705	40,029
	Employees’ compensation	19,284	15,486
	Insurance and product liability	14,926	13,518
	Taxes on income	3,790	4,976
	Other current liabilities	41,984	35,040

	Total current liabilities	127,067	114,715

Long-Term Debt		54,463	59,915

Other Liabilities	Pensions and other employee benefits	83,628	74,808
	Deferred tax liabilities	76,704	70,845
	Other noncurrent liabilities	14,637	15,744

	Total other liabilities	174,969	161,397

Shareholders’ Equity
	Preferred stock, 4 1/2% cumulative, $50 par value (callable at $52.50)	3,569	3,569
	Common stock, no par value (shares outstanding: 2004—37,341,386 2003—36,927,984)	39,248	31,187
	Stock compensation trust	(16,436)	(19,385)
	Treasury shares, at cost	(143,295)	(137,173)
	Deferred stock compensation	(1,247)	(993)
	Accumulated other comprehensive income	1,793	(6,037)
	Earnings retained in the business	493,979	436,690

	Total shareholders’ equity	377,611	307,858

	Total	$734,110	$643,885

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)
Year Ended December 31	2004	2003	2002
Operating Activities
Net income	$71,047	$65,267	$35,077
Net income from discontinued operations	—	(2,685)	(3,864)
Gain on the sale of discontinued operations	—	(13,658)	—

Net income from continuing operations	71,047	48,924	31,213
Depreciation and amortization	25,496	23,208	21,525
Pensions	(7,188)	(8,845)	(13,125)
Net gain on sale of investments and assets	63	(2,332)	(35)
Deferred income taxes	7,106	4,922	4,765
Receivables	(23,519)	(27,039)	(3,008)
Inventories	(27,422)	(3,162)	5,518
Accounts payable and accrued liabilities	5,070	1,253	(3,616)
Other assets and liabilities	(5,549)	(1,864)	(1,775)
Tax benefit related to stock plans	4,946	893	539
Other—including currency exchange adjustments	1,731	(3,447)	1,043

Cash flow from continuing operations	51,781	32,511	43,044
Cash flow from discontinued operations	2,061	8,029	6,412

Cash Flow From Operating Activities	53,842	40,540	49,456

Investing Activities
Property additions	(27,330)	(19,628)	(20,072)
Property disposals	883	23,521	649
Proceeds from sale of discontinued operations	—	63,042	—
Acquisitions, net of cash acquired, and other investing	(6,391)	(279)	(14,667)

Cash Flow From Investing Activities	(32,838)	66,656	(34,090)

Financing Activities
Additions to long-term debt	18	245	677
Reductions of long-term debt	(5,042)	(4,902)	(7,089)
Changes in notes payable and short-term debt	566	(9,146)	5,578
Cash dividends and special distributions	(13,758)	(63,270)	(7,961)
Company stock purchases	(6,122)	(2,309)	(846)
Company stock sales	4,911	3,036	2,508

Cash Flow From Financing Activities	(19,427)	(76,346)	(7,133)

Effect of exchange rate changes on cash	1,724	5,917	1,543

Increase in cash and cash equivalents	3,301	36,767	9,776
Beginning cash and cash equivalents	73,244	36,477	26,701

Ending cash and cash equivalents	$76,545	$73,244	$36,477

Supplemental cash flow information:
Interest payments	$4,632	$5,025	$5,890
Income tax payments	37,329	35,743	18,546

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE INCOME

(In thousands)	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balances January 1, 2002	$407,577	$(26,216)
Net income	35,077	—	$35,077
Cumulative translation adjustments	—	5,772	5,772
Minimum pension liability adjustments (a)	—	(57)	(57)

Comprehensive income	—	—	$40,792

Common dividends	(7,914)	—
Preferred dividends	(47)	—

Balances December 31, 2002	434,693	(20,501)
Net income	65,267	—	$65,267
Cumulative translation adjustments	—	14,699	14,699
Minimum pension liability adjustments (a)	—	(235)	(235)

Comprehensive income	—	—	$79,731

Special distribution to common shareholders	(53,799)	—
Common dividends	(9,425)	—
Preferred dividends	(46)	—

Balances December 31, 2003	436,690	(6,037)
Net income	71,047	—	$71,047
Cumulative translation adjustments	—	8,904	8,904
Minimum pension liability adjustments (a)	—	(1,074)	(1,074)

Comprehensive income	—	—	$78,877

Common dividends	(13,714)	—
Preferred dividends	(44)	—

Balances December 31, 2004	$493,979	$1,793

(a)	— Charges to minimum pension liability adjustments in 2004, 2003 and 2002 are net of tax benefits of $383, $157, and $38, respectively.

Components of accumulated other comprehensive income are as follows:

(In thousands)	2004	2003	2002
Cumulative translation adjustments	$4,010	$(4,894)	$(19,593)
Minimum pension liability adjustments	(2,217)	(1,143)	(908)

Accumulated other comprehensive income	1,793	(6,037)	(20,501)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation—The consolidated financial statements include the accounts of the company and all subsidiaries. Intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation. Depreciation and amortization expense that was previously reported as a separate line in the consolidated statement of income is now reported in cost of products sold and operating expenses.

Currency Translation—The functional currency of all significant non-U.S. subsidiaries is the local currency. Assets and liabilities of those operations are translated at year-end exchange rates. Income statement accounts are translated using the average exchange rates for the reporting period. Translation adjustments for these companies are reported as a component of shareholders’ equity and are not included in income. Foreign currency transaction gains and losses are included in net income for the reporting period.

Cash Equivalents—Cash equivalents include temporary deposits with financial institutions and highly liquid investments with original maturities of 90 days or less.

Inventories—Inventories are stated at the lower of cost or market. Most U.S. inventories are valued on the last-in, first-out (LIFO) cost method. Other inventories are valued on the average cost method or at standard costs which approximate actual costs.

Property and Depreciation—Property is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for significant renewals and improvements are capitalized. Ordinary repairs and maintenance are expensed as incurred. Gains or losses on property dispositions are included in income and the cost and related depreciation are removed from the accounts.

Goodwill and Other Intangible Assets—Effective January 1, 2002, we adopted FAS No. 142, Goodwill and Other Intangible Assets. Under this standard, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment write-down tests that must be performed at least annually. Other intangible assets are amortized on a straight-line basis over their useful lives.

We tested the goodwill attributable to each of our reporting units for impairment as of January 1, 2002, and concluded that none of our goodwill was impaired. For this purpose, we consider our reportable business segments to be our reporting units. We test the goodwill of each of our reporting units for impairment at least annually. Fair value is estimated using discounted cash flow methodologies and market comparable information.

Revenue Recognition—Revenue from the sale of products is recognized when title, ownership, and the risk of loss have transferred to the customer, which generally occurs either when product is shipped to the customer or, in the case of most U.S. distributor customers, when product is delivered to the customer’s delivery site. We establish our shipping terms according to local practice and market characteristics. We do not ship product unless we have an order or other documentation authorizing shipment to our customers. We make appropriate provisions for uncollectible accounts receivable and product returns, both of which have historically been insignificant in relation to our net sales. Certain distributor customers receive price rebates based on their level of purchases and other performance criteria that are documented in established distributor programs. These rebates are accrued as a reduction of net sales as they are earned by the customer.

Shipping and Handling—Shipping and handling expenses for products sold to customers are charged to cost of products sold as incurred. Amounts billed to customers for shipping and handling are included in net sales.

Product Warranties—Estimated expenses related to product warranties and additional service actions are charged to cost of products sold in the period in which the related revenue is recognized or when significant product quality issues are identified.

Research and Development—Research and development costs are expensed as incurred.

Income Taxes—Deferred income taxes are provided for temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. No provision is made for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.

Stock-Based Compensation Plans—We apply the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost is recognized for stock option grants. Compensation cost for restricted stock awards is measured at the market value of the shares when awarded. Unearned stock compensation is reported in shareholders’ equity and is charged to income over the restriction period.

If we had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by FAS 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	(In thousands)
	2004	2003	2002
Net income as reported	$71,047	$65,267	$35,077
Fair value of stock options granted, net of tax	(1,781)	(1,374)	(1,717)

Pro forma net income	69,266	63,893	33,360

Basic earnings per share:
As reported	$1.91	$1.78	$.96
Pro forma	1.87	1.74	.91
Diluted earnings per share:
As reported	$1.86	$1.75	$.95
Pro forma	1.82	1.71	.90

The fair value of the options granted was estimated at the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2004, 2003, and 2002, respectively; risk-free interest rate of 4.1%, 4.0%, and 5.3%; dividend yield of 2.0%, 2.1%, and 2.0%; expected option life of 9.9 years, 9.9 years, and 9.9 years; and expected volatility factor of 29%, 23%, and 23%.

Derivative Instruments—We use derivative instruments to dampen the effects of changes in currency exchange rates and to achieve a targeted mix of fixed and floating interest rates on outstanding debt. We do not enter into derivative transactions for speculative purposes and do not hold derivative instruments for trading purposes. Changes in the fair value of derivative instruments designated as fair value hedges are recorded in the balance sheet as adjustments to the underlying hedged asset or liability. Changes in the fair value of derivative instruments that do not qualify for hedge accounting treatment are recognized in the income statement in the current period.

Note 2 – Subsequent Event

On January 11, 2005, we repurchased 1,042,000 shares of common stock from a major shareholder for treasury at a cost of $48.3 million ($46.36 per share). This transaction represented approximately 2.8% of our shares outstanding on December 31, 2004, and reduced shares outstanding to approximately 36.3 million shares.

Note 3 – Inventories

	(In thousands)
	2004	2003
Finished products	$50,728	$34,660
Work in process	28,049	17,476
Raw materials and supplies	46,069	37,967

Total LIFO inventories	124,846	90,103
Excess of FIFO costs over LIFO costs	38,653	39,083

Total FIFO inventories	163,499	129,186

Inventories stated on the LIFO basis represent 44% and 40% of the total inventories at December 31, 2004 and 2003, respectively.

Reductions in certain inventory quantities during 2004 resulted in liquidations of LIFO inventories carried at lower costs prevailing in prior years. The effect of these liquidations reduced cost of sales by approximately $0.3 million in 2004, and increased net income by approximately $0.2 million.

Note 4 – Capital Stock

•	Common stock, no par value - 180,000,000 shares authorized

•	Second cumulative preferred voting stock, $10 par value - 1,000,000 shares authorized; none issued

•	4 1/2% cumulative preferred nonvoting stock, $50 par value - 100,000 shares authorized; 71,373 shares issued and 52,736 shares ($1.7 million) held in treasury; treasury share purchases in 2004 and 2003 of 1,182 shares, $56, and 1,241 shares, $61, respectively (share purchase dollars in thousands)

Common stock activity is summarized as follows:

	Shares			Dollars (In thousands)
	Shares Issued	Stock Compensation Trust	Shares in Treasury	Shares Issued	Stock Compensation Trust	Treasury Cost
Balances January 1, 2002	20,483,051	(1,415,373)	(6,966,951)	$25,386	$(22,179)	$(132,352)

Restricted stock awards	23,198	—	—	915	—	—
Stock options exercised	73,860	30,744	—	1,786	482	—
Tax benefit related to stock plans	—	—	—	539	—	—
Treasury shares purchased	—	—	(21,500)	—	—	(846)

Balances December 31, 2002	20,580,109	(1,384,629)	(6,988,451)	28,626	(21,697)	(133,198)

Restricted stock awards	—	27,235	—	517	427	—
Restricted stock awards forfeited	—	—	(1,000)	—	—	(37)
Stock options exercised	—	120,317	—	1,151	1,885	—
Tax benefit related to stock plans	—	—	—	893	—	—
Treasury shares purchased	—	—	(44,253)	—	—	(2,248)

Balances December 31, 2003	20,580,109	(1,237,077)	(7,033,704)	31,187	(19,385)	(135,483)

3-for-1 stock split (January 2004)	41,160,218	(2,474,154)	(14,067,408)	—	—	—

Adjusted balances December 31, 2003	61,740,327	(3,711,231)	(21,101,112)	31,187	(19,385)	(135,483)
Restricted stock awards	—	45,098	—	918	236	—
Stock options exercised	—	519,911	—	2,197	2,713	—
Tax benefit related to stock plans	—	—	—	4,946	—	—
Treasury shares purchased	—	—	(151,607)	—	—	(6,066)

Balances December 31, 2004	61,740,327	(3,146,222)	(21,252,719)	39,248	(16,436)	(141,549)

The Mine Safety Appliances Company Stock Compensation Trust was established to fund certain benefit plans, including employee and non-employee directors stock options and awards. Shares held by the Stock Compensation Trust, and the corresponding cost of those shares, are reported as a reduction of common shares issued. Differences between the cost of the shares held by the Stock Compensation Trust and the market value of shares released for stock-related benefits are reflected in shares issued.

We have a Shareholder Rights Plan under which each outstanding share of common stock is granted one-ninth of a preferred share purchase right. The rights are exercisable for a fraction of a share of preferred stock, only if a person or group acquires or commences a tender offer for 15% or more of the company’s common stock. In the event a person or group acquires 15% or more of the outstanding common stock, each right not owned by that person or group will entitle the holder to purchase that number of shares of common stock having a value equal to twice the $225 exercise price. The Board of Directors may redeem the rights for $.01 per right at any time until ten days after the announcement that a 15% position has been acquired. The rights expire on February 21, 2007.

On January 28, 2004, a three-for-one stock split of both the issued and authorized common stock was distributed to shareholders of record on January 16, 2004. Share and per share information in this report has been adjusted to reflect the split.

Note 5 – Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. We are engaged in the manufacture and sale of safety equipment, including respiratory protective equipment, head protection, eye and face protection, hearing protectors, safety clothing, industrial emergency care products, mining safety equipment, thermal imaging cameras, and monitoring instruments. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
2004
Sales to external customers	$564,568	$173,012	$114,929	$—	$852,509
Intercompany sales	29,654	57,453	3,883	(90,990)	—
Net income from continuing operations	55,616	6,747	8,485	199	71,047
Total assets	469,555	221,447	80,574	(37,466)	734,110
Interest income	1,613	187	387	527	2,714
Interest expense	3,622	61	162	—	3,845
Noncash items:
Depreciation and amortization	18,682	5,212	1,602	—	25,496
Pension income (expense)	11,687	(4,002)	(529)	32	7,188
Equity in earnings of affiliates	—	—	56	—	56
Income tax provision	33,910	4,937	3,689	285	42,821
Investments in affiliates	366	–	209	—	575
Property additions	16,238	6,440	4,652	—	27,330
Fixed assets	90,121	23,505	10,090	—	123,716
2003
Sales to external customers	452,567	146,162	97,744	—	696,473
Intercompany sales	24,215	49,499	3,061	(76,775)	—
Net income from continuing operations	39,131	2,795	6,349	649	48,924
Net income from discontinued operations	2,685	—	—	—	2,685
Gain on sale of discontinued operations	13,658	—	—	—	13,658
Total assets continuing operations	419,472	190,179	68,611	(36,688)	641,574
Assets held for sale	2,311	—	—	—	2,311
Interest income	576	115	278	102	1,071
Interest expense	4,357	123	84	—	4,564
Noncash items:
Depreciation and amortization	17,071	4,972	1,144	21	23,208
Pension income (expense)	14,999	(3,847)	(307)	—	10,845
Equity in earnings of affiliates	—	—	(5)	—	(5)
Income tax provision	18,930	2,069	2,985	851	24,835
Investments in affiliates	366	—	153	—	519
Property additions	13,221	3,976	2,423	8	19,628
Fixed assets	93,296	19,918	7,319	27	120,560
2002
Sales to external customers	369,728	122,377	72,206	115	564,426
Intercompany sales	21,472	35,733	3,116	(60,321)	—
Net income from continuing operations	25,933	2,519	2,372	389	31,213
Net income from discontinued operations	3,864	—	—	—	3,864
Total assets continuing operations	363,999	145,663	50,364	(25,323)	534,703
Assets held for sale	45,062	—	—	—	45,062
Interest income	424	142	281	106	953
Interest expense	4,501	67	201	—	4,769
Noncash items:
Depreciation and amortization	16,012	4,446	1,047	20	21,525
Pension income (expense)	16,360	(3,123)	(112)	—	13,125
Equity in earnings of affiliates	—	—	23	—	23
Income tax provision	13,884	1,056	1,647	283	16,870
Investments in affiliates	1,374	—	158	—	1,532
Property additions	15,538	3,698	831	5	20,072
Fixed assets	100,213	25,329	4,824	41	130,407

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

Geographic information for sales to external customers, based on country of origin:

	(In thousands)
	2004	2003	2002
External sales
United States	$536,486	$438,939	$356,434
Germany	70,281	57,973	50,925
Other	245,742	199,561	157,067

Total external sales	852,509	696,473	564,426

Note 6 – Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	(In thousands)
	2004	2003	2002
Net income from continuing operations	$71,047	$48,924	$31,213
Preferred stock dividends	(44)	(46)	(47)

Income available to common shareholders	71,003	48,878	31,166

Basic shares outstanding	37,111	36,730	36,512
Stock options	1,019	534	373

Diluted shares outstanding	38,130	37,264	36,885

Antidilutive stock options	—	—	552

Note 7 – Income Taxes

The U.S. and non-U.S. components of income before income taxes and provisions for income taxes are summarized as follows:

	(In thousands)
	2004	2003	2002
Income From Continuing Operations Before Income Taxes
U.S. income	$84,896	$64,289	$47,850
Non-U.S. income	28,229	15,180	10,190
Currency translation gains (losses)	647	28	(317)
Eliminations	96	(5,738)	(9,640)

Income Before Income Taxes	113,868	73,759	48,083

Provision For Income Taxes
Current
Federal	24,016	9,608	8,115
State	4,566	2,526	610
Non-U.S.	7,133	7,779	3,380

Total current provision	35,715	19,913	12,105

Deferred
Federal	3,403	5,251	4,101
State	1,025	937	936
Non-U.S.	2,678	(1,266)	(272)

Total deferred provision	7,106	4,922	4,765

Provision for Income Taxes	42,821	24,835	16,870

The following is a reconciliation of the U.S. Federal income tax rates to the effective tax rate for continuing operations:

	2004	2003	2002
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—U.S.	3.3	3.0	2.9
Taxes on non-U.S. income	(.1)	—	—
Research and development credits	(.9)	(1.1)	(.2)
Adjustment of prior years income taxes	1.0	(1.1)	(4.4)
Valuation allowances	(.5)	(1.6)	3.2
Other	(.2)	(.5)	(1.4)

Effective income tax rate	37.6%	33.7%	35.1%

	(In thousands)
	2004	2003
Deferred tax assets
Postretirement benefits	$5,871	$5,607
Inventory reserves	5,814	6,094
Vacation allowances	986	1,184
Net operating losses	5,568	7,407
Post employment benefits	2,246	2,156
Foreign tax credit carryforwards (expiring between 2009 and 2014)	1,321	1,901
Liability insurance	3,579	3,134
Basis of capital assets	5,745	6,413
Intangibles	1,248	1,409
Warranties	2,637	3,528
Other	5,925	3,739

Total deferred tax assets	40,940	42,572
Valuation allowance	—	(587)

Net deferred tax assets	40,940	41,985

Deferred tax liabilities
Property, plant and equipment	(21,074)	(20,046)
Pension	(49,481)	(44,761)
Other	(6,199)	(7,086)

Total deferred tax liabilities	(76,754)	(71,893)

Net deferred taxes	(35,814)	(29,908)

During 2004 and 2003, we released $0.6 million and $1.2 million, respectively, of foreign tax credit carry forward valuation allowances based on the implementation of various tax planning strategies and an improved outlook for utilization of these credits in future years.

Net operating loss carryforwards of approximately $13.5 million have no expiration date.

In October 2004, the President signed the American Jobs Creation Act of 2004, which provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The act also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Based on current earnings levels, we expect that the net effect of the phase-out of the extra-territorial income exclusion and the phase-in of the new deduction will result in a decrease in our effective tax rate for 2005 and 2006 of approximately 0.5 percentage points and approximately 1 percentage point thereafter.

Under the guidance in FASB Staff Position No. FAS 109-1, the new deduction will be treated as a “special deduction” as described in FAS No. 109, Accounting for Income Taxes. Therefore, the special deduction has no effect on deferred tax assets and liabilities existing as of the enactment date. The impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

No deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which amounted to $112.8 million as of December 31, 2004. These earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these undistributed earnings. We are in the process of evaluating the impact of the provisions of the American Jobs Creation Act of 2004 dealing with the limited opportunity in 2005 to repatriate some of these undistributed earnings at a U.S. tax cost that may be lower than the normal tax cost on such distributions. We are awaiting final guidance from the Internal Revenue Service (“IRS”) to complete that evaluation, which may result in our decision to remit a portion of these undistributed earnings in 2005; however, we cannot currently estimate the amount of such distribution that may be reasonably possible. The range of possible amounts that we are considering for repatriation under this provision is between zero and approximately $50.0 million. The related potential range of income tax payable on amounts considered for repatriation is between zero and approximately $3 million.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. Our federal income tax returns for the years 1995 through 2001 remain under audit with the only open issue relating to the calculation of research and development tax credits. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for the years not yet settled. We do not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years and we are optimistic that we can reach resolution with the IRS during 2005. To the extent that we are successful in sustaining our position that no adjustment should be made to research and development credits claimed over the period covered by the examination, tax reserves previously established based upon the examining agent’s disallowance of the claimed credits would be released, reducing tax expense in the period of settlement. Furthermore, such a final settlement would have a beneficial impact on interest costs.

Note 8 – Stock Plans

The 1998 Management Share Incentive Plan provides for grants of restricted stock awards and stock options to eligible key employees through March 2008. The 1990 Non-Employee Directors’ Stock Option Plan, as amended April 1, 2001, provides for annual grants of stock options and restricted stock awards to eligible directors. As of December 31, 2004, there were 1,361,153 shares and 143,520 shares, respectively, reserved for future grants under these plans.

Restricted stock awards are granted without payment to the company in consideration of services to be performed in the ensuing three years (four years for employee awards prior to 2002). Restricted stock awards of 45,098 shares (fair value of $1.2 million), 81,705 shares (fair value of $0.9 million), and 69,594 shares (fair value of $0.9 million) were granted in 2004, 2003, and 2002, respectively. Restricted stock awards expense charged to operations was approximately $0.9 million in 2004, $0.7 million in 2003, and $0.8 million in 2002.

Stock options are generally granted at market value option prices and expire after ten years (limited instances of option prices in excess of market value and expiration after five years). Stock options granted in 2004 and 2003 are exercisable beginning one year after the grant date. Options granted prior to 2003 were exercisable six months after the grant date.

The weighted average fair value of options granted was $8.63 per share in 2004, $3.33 per share in 2003, and $4.38 per share in 2002.

During November 2003, we made a special distribution of $1.46 per common share to shareholders of record on November 14, 2003. For options outstanding as of November 12, 2003, the ex-distribution date, option shares and exercise prices were adjusted to reflect the change in intrinsic value that resulted from the special distribution. The adjustments were based on the ratio of the change in the market price of common stock that occurred as a result of the special distribution.

The following table summarizes information about options outstanding and exercisable at December 31, 2004:

	Range of Exercise Price per Share	Shares	Weighted-Average
			Exercise Price	Remaining Life
Outstanding	$5.88 - $9.03	478,828	$7.35	5.7 years
	$10.65 - $13.57	1,016,811	11.29	7.7
	$25.07 - $28.06	297,065	25.21	9.1

	$5.88 - $28.06	1,792,704	12.55	7.4

Exercisable	$5.88 - $13.57	1,495,639	10.03	7.0

A summary of option activity under the two plans follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year- end
Outstanding January 1, 2002	1,240,461	$7.52
Granted	552,165	13.17
Exercised	(313,812)	7.23

Outstanding December 31, 2002	1,478,814	9.69	1,478,814
Granted	744,630	11.58
Exercised before adjustment	(259,752)	8.16
Adjustment for special distribution	153,057	(.77)
Exercised after adjustment	(101,199)	9.06

Outstanding December 31, 2003	2,015,550	9.88	1,270,920
Granted	297,065	25.21
Exercised	(519,911)	9.45

Outstanding December 31, 2004	1,792,704	12.55	1,495,639

Note 9 – Accounts Receivable Securitization

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

At December 31, 2003, $15.0 million of securitized accounts receivable had been removed from our balance sheet under this program and our retained interest in accounts receivable available for securitization was $40.0 million.

Note 10 – Long-Term Debt

	(In thousands)
	2004	2003
U.S.
Industrial development debt issues payable through 2022, 1.34%	$10,750	$10,750
Series B Senior Notes payable through 2006, 7.69%	8,000	12,000
Senior Notes payable through 2012, 8.39%	39,585	40,000
Other	100	150

International
Various notes payable through 2006, 9.63% to 19.0%	524	1,853

Total	58,959	64,753
Amounts due within one year	4,496	4,838

Long-term debt	54,463	59,915

Approximate maturities of these obligations over the next five years are $4.5 million in 2005, $8.1 million in 2006, $7.9 million in 2008, and $9.7 million in 2009, and $28.8 million thereafter. Some debt agreements require the company to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants as of December 31, 2004.

Note 11 – Pensions and Other Postretirement Benefits

We maintain various defined benefit and defined contribution plans covering the majority of our employees. The principal U.S. plan is funded in compliance with the Employee Retirement Income Security Act (ERISA). It is our general policy to fund current costs for the international plans except in Germany and Mexico, where it is common practice and permissible under tax laws to accrue book reserves.

A minimum liability is recognized for unfunded defined benefit plans for which the accumulated benefit obligation exceeds accrued pension costs. The amount of the minimum liability in excess of unrecognized prior service cost, net of tax benefit, is recorded as a reduction in shareholders’ equity. Non-contributory plan benefits are generally based on years of service and employees’ compensation during the last years of employment. Benefits are paid from funds previously provided to trustees or are paid by the company and charged to the book reserves.

We provide certain health care benefits and limited life insurance for retired employees and their eligible dependents.

We use a January 1 measurement date for our plans. Information pertaining to defined benefit pension plans and other postretirement benefits plans is provided in the following table.

	(In thousands)
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in Benefit Obligations
Benefit obligations at January 1	$244,340	$218,010	$22,873	$20,677
Service cost	7,383	6,802	513	423
Interest cost	14,661	14,036	1,505	1,395
Employee contributions	698	223	—	—
Plan amendments	68	—	—	—
Actuarial losses	11,675	10,780	3,589	2,509
Benefits paid	(13,701)	(13,178)	(2,093)	(2,131)
Curtailments	(568)	(2,143)	—	—
Currency translation effects	5,489	9,810	—	—

Benefit obligations at December 31	270,045	244,340	26,387	22,873

Change in Plan Assets
Fair value of plan assets at January 1	356,477	269,117	—	—
Actual return on plan assets	38,570	97,710	—	—
Employer contributions	3,865	3,822	143	231
Employee contributions	698	223	—	—
Benefits paid	(13,701)	(13,178)	(2,093)	(2,131)
Section 420 transfer to retiree medical plan	(1,950)	(1,900)	1,950	1,900
Reimbursement of German benefits	(1,881)	(1,759)	—	—
Currency translation effects	1,117	2,442	—	—

Fair value of plan assets at December 31	383,195	356,477	—	—

Funded Status
Funded status at December 31	113,150	112,137	(26,387)	(22,873)
Unrecognized transition gains	325	342	—	—
Unrecognized prior service cost	1,103	1,323	(1,682)	(1,910)
Unrecognized net actuarial (gains) losses	(44,093)	(46,909)	11,447	8,686

Prepaid (accrued) benefit cost	70,485	66,893	(16,622)	(16,097)

Amounts Recognized in the Balance Sheet
Prepaid benefit cost	131,496	121,290	—	—
Accrued benefit liability	(64,659)	(56,785)	(16,622)	(16,097)
Intangible asset	412	524	—	—
Minimum pension liability adjustments	3,236	1,864	—	—

Prepaid (accrued) benefit cost	70,485	66,893	(16,622)	(16,097)

Accumulated Benefit Obligation for all Defined Benefit Plans	222,297	202,856	—	—

	(In thousands)
	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost (Credit)
Service cost	$7,383	$6,802	$5,378	$513	$423	$392
Interest cost	14,661	14,036	12,917	1,505	1,395	1,404
Expected return on plan assets	(29,123)	(27,785)	(27,332)	—	—	—
Amortization of transition amounts	28	(509)	(592)	—	—	—
Amortization of prior service cost	299	310	298	(228)	(228)	(138)
Recognized net actuarial (gains) losses	(661)	(1,677)	(3,794)	828	590	552
Settlement loss	225	—	—	—	—	—
Curtailment gain	—	(2,022)	—	—	—	—

Net periodic benefit (credit) cost	(7,188)	(10,845)	(13,125)	2,618	2,180	2,210

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Assumptions used to determine benefit obligations
Discount rate	5.8%	6.1%	6.0%	6.3%
Rate of compensation increase	3.4%	3.5%	—	—
Assumptions used to determine net periodic benefit cost
Discount rate	6.1%	6.3%	6.3%	6.5%
Expected return on plan assets	8.5%	8.5%	—	—
Rate of compensation increases	3.5%	3.5%	—	—

The expected return on assets for the 2004 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on historical returns) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Plan Assets at December 31
	2004	2003
Asset Category
Equity securities	75.5%	79.2%
Debt securities	22.0%	15.3%
Real estate	0.2%	0.3%
Cash/other	2.3%	5.2%

Total	100.0%	100.0%

Investment policies are determined by the Plan’s Investment Committee and set forth in the Plan’s Investment Policy. Asset managers are granted discretion for determining sector mix, selecting securities and timing transactions, subject to the guidelines of the Investment Policy. An aggressive, flexible management of the portfolio is permitted. No target asset allocations are set forth in the Investment Policy.

We expect to make net contributions of $1.6 million to our pension plans in 2005.

For measurement purposes, a 7.5% increase in the costs of covered health care benefits was assumed for the year 2004, decreasing by .5% for each successive year to 4% in 2011 and thereafter. A one-percentage-point change in assumed health care cost trend rates would have increased or decreased the other postretirement benefit obligations and current year plan expense by approximately $1.5 million and $0.2 million, respectively.

Expense for defined contribution pension plans was $3.8 million in 2004, $3.4 million in 2003, and $3.0 million in 2002.

On December 31, 2003, the U.S. defined benefit pension plan owned 2,533,500 shares (market value $67.1 million) of our common stock. During 2004, the pension plan sold all shares of our common stock. During 2004 and 2003, the pension plan received dividends of approximately $0.2 million and $4.5 million, respectively, on these shares.

The estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $13.2 million in 2005, $13.1 million in 2006, $13.3 million in 2007, $13.7 million in 2008, $14.1 million in 2009, and are expected to aggregate $83.2 million for the five years thereafter. The estimated other postretirement benefits to be paid during the next five years are $1.7 million in 2005, $1.6 million in 2006, $1.6 million in 2007, $1.6 million in 2008, $1.6 million in 2009, and are expected to aggregate $9.1 million for the five years thereafter.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The act introduces a prescription drug benefit under Medicare that provides several options for Medicare eligible participants and employers, including a federal subsidy payable to companies that elect to provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The act did not have any effect on our postretirement benefit costs because our plans generally do not provide medical benefits to Medicare eligible retirees.

Note 12 – Other Income

	(In thousands)
	2004	2003	2002
Interest	$2,714	$1,071	$953
Rent	—	532	710
Dividends	610	1,048	725
Dispositions of assets	1,008	(826)	(864)
Other, net	672	(101)	747

Total	5,004	1,724	2,271

Note 13 – Leases

We lease office space, manufacturing and warehouse facilities, automobiles and other equipment under operating lease arrangements. Rent expense was $9.9 million in 2004, $9.1 million in 2003, and $6.9 million in 2002. Minimum rental commitments under noncancelable leases are $6.4 million in 2005, $4.8 million in 2006, $3.9 million in 2007, $3.2 million in 2008, and $3.3 million in 2009, and $7.0 million thereafter.

Note 14 – Goodwill and Intangible Assets

During 2002, we adopted FAS No. 142, Goodwill and Other Intangible Assets. Under this standard, goodwill and other intangible assets with indefinite lives are not amortized, but are subject to impairment tests that must be performed at least annually. Transitional impairment tests performed as of January 1, 2002 indicated that no goodwill impairment existed and as a result we did not recognize a transitional impairment loss. Annual goodwill impairment tests performed during the fourth quarters of 2003 and 2004 also indicated that no goodwill impairment existed and as a result we have not recognized an impairment loss.

Changes in goodwill and intangible assets, net of accumulated amortization, during the year ended December 31, 2004 were as follows:

	(In thousands)
	Goodwill	Intangibles
Net balances at January 1, 2004	$44,810	$3,307
Goodwill acquired	3,504	—
Intangibles acquired	—	—
Amortization expense	—	(702)
Currency translation and other	1,181	—

Net balances at December 31, 2004	49,495	2,605

At December 31, 2004, goodwill of approximately $35.1 million and $14.4 million related to the North American and European operating segments, respectively. Approximately $2.9 million of the goodwill acquired during 2004 related to the Sordin acquisition, the remainder related primarily to additional consideration paid on previous acquisitions.

Intangible assets include patents and license agreements that will be fully amortized in 2005 and 2008, respectively. These items are included in other noncurrent assets. At December 31, 2004, intangible assets totaled $2.6 million, net of accumulated amortization of $3.6 million. Intangible asset amortization expense is expected to be approximately $0.7 million annually from 2005 through 2008.

Note 15 – Short-Term Debt

Short-term bank lines of credit amounted to $20.6 million of which $18.7 million was unused at December 31, 2004. Generally, these short-term lines of credit are renewable annually, and there are no significant commitment fees or compensating balance requirements. Short-term borrowings with banks, which exclude the current portion of long-term debt, were $1.9 million and $0.8 million at December 31, 2004 and 2003, respectively. The average month-end balance of total short-term borrowings during 2004 was $0.9 million while the maximum month-end balance of $1.9 million occurred at December 31, 2004. The weighted average interest rates on short-term borrowings at December 31, 2004 and 2003, were 7% and 3%, respectively.

Note 16 – Derivative Financial Instruments

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

The fair value of the interest rate swap at December 31, 2004, has been recorded as a liability of $0.4 million that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of the long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amount paid are recognized in interest expense on an ongoing basis. This rate difference resulted in a reduction in interest expense of approximately $0.3 million during 2004.

On March 5, 2004, we terminated an interest rate swap agreement which we had entered into on December 2, 2003. The termination of this agreement resulted in a realized gain of approximately $0.7 million, which was reported as a reduction of interest expense during 2004.

Note 17 – Acquisitions

On June 30, 2004, we acquired Sordin AB of Varnamo, Sweden, a leading manufacturer of passive and electronic hearing protection designed for the industrial, law enforcement and military markets. We believe the acquisition of Sordin enhances our position as a provider of modern, leading-edge hearing protective devices. Many of Sordin’s products are compatible with our other safety products, including our flagship V-Gard® Hard Hat. Sordin also developed the modular integrated communications system currently being used with the Advanced Combat Helmet that we manufacture for the U.S. Army.

The initial purchase price was approximately $4.3 million of cash and includes amounts paid to the previous owners and other direct external costs associated with the acquisition. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

The following table summarizes the estimated fair values of the Sordin assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)	June 30 2004
Current assets	$3,890
Property	845
Goodwill	2,855

Total assets acquired	7,590

Current liabilities	2,320
Other liabilities	957

Total liabilities assumed	3,277

Net assets acquired	4,313

Goodwill related to the Sordin acquisition, which is included in the European operating segment, is not expected to be deductible for tax purposes.

The acquisition agreement provides for additional consideration, not to exceed approximately $5.4 million, to be paid to the former owners annually based on Sordin’s earnings during the period from July 1, 2004 through June 30, 2009. Approximately 40 percent of the additional consideration, which will be paid to former owners who comprise the current Sordin management team, will be recognized as compensation expense. The remainder will be charged to goodwill.

On April 30, 2002, we acquired CGF Gallet of Lyon, France, the leading European manufacturer of protective helmets for the fire service, as well as head protection for the police and military. The acquisition was recorded using the purchase method of accounting. The purchase price of $16.6 million was allocated to assets acquired and liabilities assumed based on estimated fair values and included $7.9 million in goodwill, which is included in the European operating segment.

Sordin and Gallet operating results have been included in our consolidated financial statements from the acquisition dates. The following pro forma summary presents our consolidated results as if the Sordin and Gallet acquisitions had occurred at the beginning of 2002. The pro forma information does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations for the combined companies.

	Year ended December 31
	2004	2003	2002
(In thousands, except per share amounts)
Net sales	$856,546	$705,273	$584,018
Net income from continuing operations	71,514	49,728	32,715
Basic earnings per share – continuing operations	1.93	1.35	0.89
Diluted earnings per share – continuing operations	1.87	1.33	0.89

Note 18 – Discontinued Operations

On September 12, 2003, we sold certain assets of the Callery Chemical Division to BASF Corporation for $64.6 million. The operating results of the Callery Chemical Division and the gain on the sale of the division, as summarized below, have been classified as discontinued operations for all periods presented.

	(In thousands)
	2003	2002
Net sales	$21,345	$29,473

Income before income taxes	4,210	6,147
Provision for income taxes	1,525	2,283

Net income from discontinued operations	2,685	3,864

Gain on sale of discontinued operations	$22,390
Provision for income taxes	8,732

Gain on sale of discontinued operations – after tax	13,658

At December 31, 2003, approximately $2.3 million of trade receivables and other current assets related to the Callery Chemical Division operation were reported as assets held for sale. These amounts were received during the first quarter of 2004.

Note 19 – Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,400 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 32,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes, and other relevant information. We reevaluate our exposures on an ongoing basis and make adjustments to reserves as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial condition.

In connection with our sale of the Callery Chemical facility in Evans City, Pennsylvania, we have retained responsibility for certain environmental costs at this site, where relatively low levels of contamination are known to exist. Under the terms of the asset purchase agreement with BASF, our maximum liability for these matters is capped at $50.0 million. Based on environmental studies performed prior to the sale of the division, we do not believe that our potential exposure under the terms of this agreement will materially affect our financial condition.

Note 20 – Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. FAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The provisions of this Statement are effective for costs incurred after December 31, 2005. We are currently evaluating the effect of the adoption of this standard, however, we do not expect it will have a material effect on our consolidated results of operations or financial condition.

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, which is a revision of FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123R requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. This Statement applies to all awards granted on or after July 1, 2005, and to awards modified, repurchased, or cancelled after that date. We will recognize compensation cost on a prospective basis beginning July 1, 2005, for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS No. 123 for pro forma disclosures. We expect that adopting this Statement will not have a material effect on our 2005 results.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which states that the FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement No. 109. This Statement was effective upon issuance.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which states that the FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exemption from the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109.

Note 21 – Quarterly Financial Information (Unaudited)

	2004					2003
(In thousands, except earnings per share)	Quarters					Quarters
	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Net sales	$194,490	$213,114	$219,962	$224,943	$852,509	$160,391	$175,939	$171,927	$188,216	$696,473
Gross profit	81,803	84,931	88,374	85,312	340,420	63,091	68,998	66,246	75,865	274,200
Net income from continuing operations	16,138	18,118	19,111	17,680	71,047	10,499	12,192	10,984	15,249	48,924
Net income from discontinued operations	—	—	—	—	—	1,514	1,273	(102)	—	2,685
Gain on sale of discontinued operations – after tax	—	—	—	—	—	—	—	13,658	—	13,658

Net income	16,138	18,118	19,111	17,680	71,047	12,013	13,465	24,540	15,249	65,267
Basic earnings per share:
Continuing operations	0.44	0.49	0.51	0.47	1.91	.29	.33	.30	.41	1.33
Discontinued operations	—	—	—	—	—	.04	.04	.37	—	.45

Total	0.44	0.49	0.51	0.47	1.91	.33	.37	.67	.41	1.78
Diluted earnings per share:
Continuing operations	0.43	0.48	0.50	0.46	1.86	.29	.33	.29	.40	1.31
Discontinued operations	—	—	—	—	—	.04	.04	.36	—	.44

Total	0.43	0.48	0.50	0.46	1.86	.33	.37	.65	.40	1.75

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a	)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b	)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8. Financial Statements and Supplementary Data—”Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Incorporated by reference herein pursuant to Rule 12b - 23 are (1) “Election of Directors,” (2) “Other Information Concerning Directors and Officers” (except as excluded below), (3) “Stock Ownership,” and (4) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 10, 2005. The information appearing in such Proxy Statement under the captions “Compensation Committee Report on Executive Compensation,” “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s Internet site at www.MSANet.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.

The following table sets forth information as of December 31, 2004 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,792,704	$12.55	1,504,673
Equity compensation plans not approved by security holders	None	—	None
Total	1,792,704	$12.55	1,504,673

*	Includes 1,361,153 shares available for issuance under the Company’s 1998 Management Share Incentive Plan (MSIP) and 143,520 shares available for issuance under the Company’s 1990 Non-Employee Directors’ Stock Option Plan (DSOP). In addition to stock options, the DSOP authorizes the issuance of restricted stock awards, and the MSIP authorizes the issuance of stock appreciation rights, restricted stock, performance awards and other stock and stock-based awards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K.

(a) 2. The following additional financial information for the three years ended December 31, 2004 is filed with the report and should be read in conjunction with the above financial statements:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements and consolidated notes to the financial statements listed above.

(a) 3. Exhibits

(3)(i)	Restated Articles of Incorporation as amended to January 16, 2004, filed as Exhibit 3(i) to Form 10-K on March 15, 2004, is incorporated herein by reference.

(3)(ii)	By-laws of the registrant, as amended on October 26, 2004, filed as Exhibit 3.1 to Form 8-K on October 27, 2004, is incorporated herein by reference.

(4)	Rights Agreement dated as of February 10, 1997 between the registrant and Norwest Bank Minnesota, N.A., as Rights Agent, filed as Exhibit (4) to Form 10-K on March 27, 2002, is incorporated herein by reference.

(10)(a) *	1998 Management Share Incentive Plan, filed as Exhibit 10(b) to Form 10-K on March 28, 2003, is incorporated herein by reference.

(10)(b) *	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(c) to Form 10-K on March 27, 2001, is incorporated herein by reference.

(10)(c) *	Supplemental Pension Plan as of May 5, 1998, filed as Exhibit 10(d) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10)(d) *	1990 Non-Employee Directors’ Stock Option Plan as amended effective April 29, 2004, filed herewith.

(10)(e) *	Executive Insurance Program as Amended and Restated as of January 1, 2001, filed as Exhibit 10(g) to Form 10-K on March 27, 2001, is incorporated herein by reference.

(10)(f) *	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10)(g) *	Form of Severance Agreement as of May 20, 1998 between the registrant and John T. Ryan III, filed as Exhibit 10(h) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10)(h) *	Form of Severance Agreement between the registrant and the other executive officers filed as Exhibit 10(i) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10)(i) *	First Amendment to the 1998 Management Share Incentive Plan as of March 10, 1999, filed as Exhibit 10(i) to Form 10-Q on August 6, 2004, is incorporated herein by reference.

(10)(j)	Trust Agreement as of June 1, 1996 between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust filed as Exhibit 10(k) to Form 10-K on March 28, 2003, is incorporated herein by reference.

(10)(k) *	MSA Supplemental Savings Plan, as amended and restated effective January 1, 2003, filed as Exhibit 10(l) to Form 10-K on March 28, 2003, is incorporated herein by reference.

(21)	Affiliates of the registrant is filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm is filed herewith.

(31)(1)	Certification of J. T. Ryan III pursuant to Rule 13a-14(a) is filed herewith.

(31)(2)	Certification of D. L. Zeitler pursuant to Rule 13a-14(a) is filed herewith.

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.(S)1350 is filed herewith.

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

The registrant agrees to furnish to the Commission upon request copies of all instruments with respect to long-term debt referred to in Note 10 of the Notes to Consolidated Financial Statements filed as part of Item 8 of this annual report which have not been previously filed or are not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

March 14, 2005	By	/s/ John T. Ryan III
(Date)		John T. Ryan III
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John T. Ryan III John T. Ryan III	Director; Chairman of the Board and Chief Executive Officer	March 14, 2005

/s/ Dennis L. Zeitler Dennis L. Zeitler	Vice President - Finance; Principal Financial and Accounting Officer	March 14, 2005

/s/ Calvin A. Campbell, Jr. Calvin A. Campbell, Jr.	Director	March 14, 2005

/s/ James A. Cederna James A. Cederna	Director	March 14, 2005

/s/ Thomas B. Hotopp Thomas B. Hotopp	Director	March 14, 2005

/s/ Diane M. Pearse Diane M. Pearse	Director	March 14, 2005

/s/ L. Edward Shaw, Jr. L. Edward Shaw, Jr.	Director	March 14, 2005

/s/ John C. Unkovic John C. Unkovic	Director	March 14, 2005

/s/ Thomas H. Witmer Thomas H. Witmer	Director	March 14, 2005

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors

of Mine Safety Appliances Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2005 appearing on page 25 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 7, 2005

F-1

SCHEDULE II

MINE SAFETY APPLIANCES COMPANY AND AFFILIATES

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2004

(IN THOUSANDS)

	2004	2003	2002
Allowance for doubtful accounts:
Balance at beginning of year	$6,418	$4,134	$2,956
Additions—
Charged to costs and expenses	1,703	2,718	1,538
Deductions—
Deductions from reserves (1)	573	434	360

Balance at end of year	$7,548	$6,418	$4,134

(1)	Bad debts written off, net of recoveries.

F-2