Form 10-Q
period 2005-03-31
MINE SAFETY APPLIANCES CO
filed 2005-05-06
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Gamma Drive RIDC Industrial Park O’Hara Township Pittsburgh, Pennsylvania	15238
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2005, 36,433,825 shares of common stock without par value were outstanding, not including 3,056,429 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31 Unaudited
	2005	2004
Net sales	$228,048	$194,490
Other income	1,332	786

	229,380	195,276

Costs and expenses
Cost of products sold	134,680	112,687
Selling, general and administrative	53,558	50,194
Research and development	5,680	5,215
Interest	1,218	514
Currency exchange losses	615	667

	195,751	169,277

Income before income taxes	33,629	25,999
Provision for income taxes	12,276	9,861

Net income	21,353	16,138

Basic earnings per common share	$0.58	$0.44

Diluted earnings per common share	$0.57	$0.43

Dividends per common share	$0.10	$0.07

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	March 31 2005	December 31 2004
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$59,446	$76,545
Trade receivables, less allowance for doubtful accounts of $7,382 and $7,548, respectively	168,501	161,584
Inventories	126,090	124,846
Deferred tax assets	18,639	19,377
Prepaid expenses and other current assets	11,407	15,308

Total current assets	384,083	397,660

Property, less accumulated depreciation of $251,590 and $250,725, respectively	119,298	123,716
Prepaid pension cost	133,929	131,496
Deferred tax assets	20,138	21,513
Goodwill	48,796	49,495
Other noncurrent assets	10,443	10,230

TOTAL	716,687	734,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$29,805	$6,378
Accounts payable	42,906	40,705
Employees’ compensation	19,330	19,284
Insurance and product liability	16,082	14,926
Taxes on income	5,784	3,790
Other current liabilities	37,901	41,984

Total current liabilities	151,808	127,067

Long-term debt	54,283	54,463
Pensions and other employee benefits	80,912	83,628
Deferred tax liabilities	75,202	76,704
Other noncurrent liabilities	13,686	14,637

Shareholders’ equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 61,839,525 and 61,740,327 shares (outstanding 36,411,415 and 37,341,386 shares)	42,129	39,248
Stock compensation trust — 3,061,667 and 3,146,222 shares	(15,994)	(16,436)
Treasury shares, at cost:
Preferred — 52,736 and 52,736 shares	(1,746)	(1,746)
Common — 22,366,443 and 21,252,719 shares	(192,928)	(141,549)
Deferred stock compensation	(2,674)	(1,247)
Accumulated other comprehensive (loss) income	(3,245)	1,793
Retained earnings	511,685	493,979

Total shareholders’ equity	340,796	377,611

TOTAL	716,687	734,110

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31 Unaudited
	2005	2004
OPERATING ACTIVITIES
Net income	$21,353	$16,138
Depreciation and amortization	6,486	5,820
Pensions	(1,569)	(1,917)
Net gain on sale of assets	(633)	(38)
Deferred income taxes	2,137	1,677
Changes in operating assets and liabilities	(9,661)	(13,522)
Other — including currency exchange adjustments	(484)	177

Cash flow from continuing operations	17,629	8,335
Cash flow from discontinued operations	—	2,061

Cash flow from operating activities	17,629	10,396

INVESTING ACTIVITIES
Property additions	(3,997)	(5,601)
Property disposals	952	67
Other investing	(1,114)	(1,570)

Cash flow from investing activities	(4,159)	(7,104)

FINANCING ACTIVITIES
Additions to long-term debt	388	11
Reductions of long-term debt	(77)	(80)
Changes in notes payable and short-term debt	23,501	168
Cash dividends	(3,647)	(2,596)
Company stock purchases	(51,379)	(443)
Company stock sales	1,620	561

Cash flow from financing activities	(29,594)	(2,379)

Effect of exchange rate changes on cash	(975)	(240)

(Decrease) increase in cash and cash equivalents	(17,099)	673
Beginning cash and cash equivalents	76,545	73,244

Ending cash and cash equivalents	59,446	73,917

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(1) Basis of Presentation

We have prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements.

The interim condensed consolidated financial statements are unaudited; however, we believe that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of the company and all subsidiaries. Intercompany accounts and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform with the current year presentation. Depreciation and amortization expense that was previously reported as a separate line in the condensed consolidated statement of income is now reported in cost of products sold and operating expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included elsewhere in this report contains additional information about our results of operations and financial position and should be read in conjunction with these notes.

(2) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended March 31
(In thousands)	2005	2004
Net income	$21,353	$16,138
Preferred stock dividends	10	11

Income available to common shareholders	21,343	16,127

Basic shares outstanding	36,486	36,964
Stock options	896	985

Diluted shares outstanding	37,382	37,949

Antidilutive stock options	187	4

(3) Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended March 31
(In thousands)	2005	2004
Net income	$21,353	$16,138
Cumulative translation adjustments	(5,038)	159

Comprehensive income	16,315	16,297

Components of accumulated other comprehensive (loss) income are as follows:

(In thousands)	March 31 2005	December 31 2004
Cumulative translation adjustments	$(1,028)	$4,010
Minimum pension liability adjustments	(2,217)	(2,217)

Accumulated other comprehensive (loss) income	(3,245)	1,793

(4) Segment Information

We are organized into three geographic operating segments: North America, Europe and International. Reportable segment information is presented in the following table:

	Three Months Ended March 31, 2005
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$147,661	$48,341	$32,046	$—	$228,048
Intercompany sales	7,154	18,490	1,397	(27,041)	—
Net income	15,942	4,196	1,791	(576)	21,353

	Three Months Ended March 31, 2004
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$129,630	$39,386	$25,474	$—	$194,490
Intercompany sales	6,225	14,466	635	(21,326)	—
Net income	13,782	1,832	1,130	(606)	16,138

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(5) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost for the three months ended March 31 consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2005	2004	2005	2004
Service cost	$1,946	$1,533	$144	$128
Interest cost	3,739	3,487	380	376
Expected return on plan assets	(7,442)	(6,976)	—	—
Amortization of transition amounts	85	64	—	—
Amortization of prior service cost	67	67	(57)	(57)
Recognized net actuarial (gains) losses	36	(92)	283	207

Net periodic benefit (credit) cost	(1,569)	(1,917)	750	654

We made contributions of $0.4 million to our pension plans in the three months ended March 31, 2005. We expect to make net contributions of $1.6 million to our pension plans in 2005.

(6) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, for the three months ended March 31, 2005 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2005	$49,495	$2,605
Amortization expense	—	(167)
Currency translation and other	(699)	—

Net balances at March 31, 2005	48,796	2,438

At March 31, 2005, goodwill of approximately $35.1 million and $13.7 million related to the North American and European operating segments, respectively.

(7) Inventories

(In thousands)	March 31 2005	December 31 2004
Finished products	$58,960	$50,728
Work in process	28,661	28,049
Raw materials	38,469	46,069

	126,090	124,846

(8) Stock Plans

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

If we had elected to recognize compensation cost based on the fair value of stock options at the grant date as prescribed by FAS 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended March 31
(In thousands)	2005	2004
Net income as reported	$21,353	$16,138
Fair value of stock options granted, net of tax	(413)	(436)

Pro forma net income	20,940	15,702

Basic earnings per share:
As reported	$0.58	$0.44
Pro forma	0.57	0.42

Diluted earnings per share:
As reported	$0.57	$0.43
Pro forma	0.56	0.41

Stock options granted in 2005 and 2004 vest in three years and one year, respectively. For purposes of the pro forma disclosure, the estimated fair value of the options is amortized over the vesting period.

The fair value of the options granted was estimated at the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2005 and 2004, respectively: risk-free interest rate of 4.3% and 4.1%; dividend yield of 2.0% and 2.0%; expected option life of 9.9 years and 9.9 years; and expected volatility factor of 34% and 29%.

We grant restricted stock awards to eligible key employees and non-employee directors without payment to the company in consideration of services to be performed in the ensuing three years. Compensation cost for restricted stock awards is measured at the market value of the shares when awarded. Unearned compensation related to restricted stock awards is reported in shareholders’ equity and charged to income over the restriction period. Restricted stock awards expense was $0.3 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.

(9) Derivative Financial Instruments

On April 6, 2004, we entered into an eight year interest rate swap agreement. Under the terms of the agreement, we receive a fixed interest rate of 8.39% and pay a floating interest rate based on LIBOR. The notional amount of the swap was initially $20.0 million and declines $4.0 million per year beginning in 2008. The interest rate swap has been designated as a fair value hedge of a portion of our fixed rate 8.39% Senior Notes.

In order to account for these derivatives as hedges, the interest rate swap must be highly effective at offsetting changes in the fair value of the hedged debt. We have assumed that there is no ineffectiveness in the hedge, since all of the critical terms of the hedge match the underlying terms of the hedged debt.

The fair value of the interest rate swap at March 31, 2005 and December 31, 2004, has been recorded as a liability of $0.9 million and $0.4 million, respectively, that has been included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference resulted in a reduction in interest expense of $0.1 million during the three months ended March 31, 2005.

On March 5, 2004, we terminated an interest rate swap agreement which we had entered into on December 2, 2003. The termination of this agreement resulted in a realized gain of $0.7 million, which was reported as a reduction of interest expense during the three months ended March 31, 2004.

(10) Acquisitions

On June 30, 2004, we acquired Sordin AB of Varnamo, Sweden, a leading manufacturer of passive and electronic hearing protection designed for the industrial, law enforcement and military markets. We believe the acquisition of Sordin enhances our position as a provider of modern, leading-edge hearing protective devices.

The following pro forma summary presents our consolidated results for the first quarter of 2004 as if the Sordin acquisition had occurred at the beginning of 2004. The pro forma information does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations for the combined companies.

(In thousands)	Three Months Ended March 31, 2004
Net sales	$196,509
Net income	16,372
Basic earnings per share	0.44
Diluted earnings per share	0.43

Our allocation of the $4.3 million initial purchase price included goodwill of $2.9 million. The acquisition agreement provides for additional consideration to be paid to the former owners annually based on Sordin’s earnings during the period from July 1, 2004 through June 30, 2009. Approximately 40 percent of the additional consideration, which will be paid to former owners who comprise the current Sordin management team, will be recognized as compensation expense. The remainder will be charged to goodwill.

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

In connection with our 2003 sale of the Callery Chemical facility in Evans City, Pennsylvania, we retained responsibility for certain environmental costs at this site, where relatively low levels of contamination are known to exist. Under the terms of the asset purchase agreement with BASF, our maximum liability for these matters is capped at $50.0 million. Based on environmental studies performed prior to the sale, we do not believe that our potential exposure under the terms of this agreement will materially affect our financial condition.

(12) Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. FAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The provisions of this Statement are effective for costs incurred after December 31, 2005. We are currently evaluating the effect of the adoption of this standard; however, we do not expect it will have a material effect on our consolidated results of operations or financial condition.

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, which is a revision of FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123R requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. This Statement applies to all awards granted on or after January 1, 2006, and to awards modified, repurchased, or cancelled after that date. We expect to recognize compensation cost on a prospective basis beginning January 1, 2006, for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS No. 123 for pro forma disclosures. We expect that adopting this Statement will not have a material effect on our future results.

The American Jobs Creation Act of 2004 creates a temporary incentive for U.S.corporations to repatriate accumulated income earned abroad by providing a dividends received deduction of 85% for certain dividends from controlled foreign corporations. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. We are currently evaluating the effects of this provision; however, we will not be able to complete our evaluation until Congress enacts certain technical corrections to relevant provisions of the Act. We are, therefore, not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings. Based on our analysis to date, the range of possible amounts that we are considering for repatriation is between zero and $50 million, with the respective tax liability ranging from zero to $3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this report entitled “Business Overview” and “Risks Related to Our Business.”

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

In recent years, we have concentrated on specific initiatives intended to help improve our competitive position and profitability, including:

•	identifying and developing promising new markets;

•	focusing on innovation and new product introductions;

•	further strengthening relationships with major distributors;

•	optimizing factory performance and driving operational excellence;

•	positioning international business to capture significant growth opportunities; and

•	pursuing strategic acquisitions.

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2004, approximately 66%, 20%, and 14% of our net sales were made by our North America, Europe, and International segments, respectively.

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

Because some of the countries that comprise our International segment are located in developing regions of the world, several factors have the potential to adversely affect our operations and our financial results, including:

•	significant changes in economic, social, political, monetary or trade policies of the governments of those countries, as well as political or social unrest in those countries;

•	trade protection measures and price controls;

•	trade sanctions and embargos; and

•	nationalization and expropriation.

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

We believe that our improving financial performance in recent years is the result of initiatives that have allowed us to anticipate and respond quickly to market requirements, particularly in the fire service, homeland security, construction and general industries, as well as the military. We believe that our recent sales growth reflects our ability to quickly bring to market products that comply with changing industry standards and to create new market demand with innovative products. For example, we have successfully responded to increased homeland security and military market demand for products such as the Millennium Chemical-Biological and the MCU-2/P gas masks and the Advanced Combat Helmet that has occurred since the September 11th attacks and during the ongoing war on terrorism. In recent years, demand in the homeland security and military markets has more than offset sluggishness in some North American industrial markets.

The level of demand for our products in the fire service, homeland security and military markets is strongly influenced by the levels of government funding available to address the needs of first responders and to meet the requirements of military operations. A reduction in available government funding in the future could adversely affect the demand for our products in these markets.

ACQUISITIONS

On June 30, 2004, we acquired Sordin AB of Varnamo, Sweden, a leading manufacturer of passive and electronic hearing protection designed for the industrial, law enforcement and military markets. We believe the acquisition of Sordin enhances our position as a provider of modern, leading-edge hearing protective devices. Many of Sordin’s products are compatible with our other safety products, including our flagship V-Gard® Hard Hat. Sordin also developed the modular integrated communications system currently being used with the Advanced Combat Helmet that we manufacture for the U.S. Army. The initial purchase price was approximately $4.3 million. Additional consideration of up to $5.4 million could be paid based on Sordin’s earnings performance through June 30, 2009.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales. Net sales for the three months ended March 31, 2005 were $228.0 million, compared with $194.5 million in the same period in 2004, an increase of $33.5 million, or 17.3%.

	Three Months Ended March 31
(In millions)	2005	2004	Dollar Increase	Percent Increase
North America	$147.7	$129.6	$18.1	14%
Europe	48.3	39.4	8.9	23%
International	32.0	25.5	6.5	26%

Net sales of the North America segment were $147.7 million for the first quarter of 2005, an increase of $18.1 million, or 14%, compared to $129.6 million for the first quarter of 2004. Most of our North American segment sales improvement was due to an increase of approximately $15.1 million in shipments of Advanced Combat Helmets to the military. Our sales of head protection and instruments improved approximately $2.1 million and $2.0 million, respectively, on increased demand in construction and industrial markets. Gas mask sales to the homeland security market were up approximately $2.2 million in the current quarter. Sales of thermal imaging cameras were approximately $2.0 million lower in the current quarter, reflecting delays in shipments pending resolution of a parts supply issue with a key vendor.

In Europe, net sales for the first quarter of 2005 were $48.3 million, an increase of $8.9 million, or 23%, compared to $39.4 million in the same quarter of 2004. The favorable effect of the stronger euro on net sales when stated in U.S. dollars accounted for approximately $2.9 million of the increase. Approximately $2.8 million of the increase was related to the inclusion of sales by Sordin, which we acquired on June 30, 2004. The remainder of the increase reflects improved sales throughout Europe, as well as the shipment of several large breathing apparatus orders for the fire service and police markets.

Net sales for the International segment were $32.0 million for the first quarter of 2005, an increase of $6.5 million, or 26%, compared to $25.5 million in the first quarter of 2004. The sales improvement occurred primarily in Australia, Brazil, and South Africa. These operations each reported local currency sales growth of approximately $1.5 million, reflecting improved economic conditions. The favorable effect of the stronger international currencies, particularly the South African rand and the Brazilian real, on net sales when stated in U.S. dollars accounted for approximately $1.3 million of the increase.

Cost of Products Sold. Cost of products sold was $134.7 million for the first quarter of 2005, an increase of $22.0 million, or 20%, from $112.7 million in the first quarter of 2004. The increase was primarily related to higher sales.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits during the first quarters of 2005 and 2004 of $1.6 million and $1.9 million, respectively.

Gross Profit. Gross profit for the first quarter of 2005 was $93.4 million, which was $11.6 million, or 14%, higher than gross profit of $81.8 million in the first quarter of 2004. The ratio of gross profit to net sales decreased to 40.9% in the first quarter of 2005 compared to 42.1% in the same quarter last year. The lower gross profit ratio in the first quarter of 2005 was related to proportionately higher sales of Advanced Combat Helmets to the U.S. military at gross margins that are generally lower than our margins on commercial sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $53.6 million during the first quarter of 2005, an increase of $3.4 million, or 7%, compared to $50.2 million in the first quarter of 2004. Selling, general and administrative expenses were 23.5% of net sales in the first quarter of 2005 compared to 25.8% of net sales in the first quarter of 2004. Our selling, general and administrative expenses in North America increased approximately $3.0 million, primarily related to additional costs associated with generating and supporting the higher sales volumes.

Research and Development Expense. Research and development expense was $5.7 million during the first quarter of 2005, an increase of $0.5 million, or 9%, compared to $5.2 million during the first quarter of 2004. The increase occurred in North America and reflects our continued emphasis on developing innovative new products.

Depreciation and Amortization Expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $6.5 million for the first quarter of 2005, an increase of $0.7 million, or 11%, compared to $5.8 million for the first quarter of 2004. The increase was primarily related to production equipment additions that we made in North America in response to higher sales volumes.

Interest Expense. Interest expense was $1.2 million during the first quarter of 2005, an increase of $0.7 million, or 137%, from $0.5 million for the first quarter of 2004. First quarter 2004 interest expense was favorably affected by a realized gain of $0.7 million on an interest rate swap transaction that we terminated.

Currency Exchange Losses. Currency exchange losses were $0.6 million and $0.7 million in the first quarters of 2005 and 2004, respectively. The currency exchange losses in both quarters were primarily due to the weakening of the euro.

Other Income. Other income for first quarter of 2005 was $1.3 million compared to $0.8 million for the first quarter of 2004. The increase reflects a pre-tax gain of approximately $0.7 million on the sale of idle production equipment in Germany.

Income Taxes. The effective tax rate for the first quarter of 2005 was 36.5% compared to 37.9% for the same quarter last year. The lower rate in the current quarter is primarily due to the favorable effect of the Domestic Production Deduction enacted as part of the American Jobs Creation Act of 2004 and a better foreign tax profile. Our federal income tax returns for the years 1995 through 2001 remain under audit with the only open issue relating to the calculation of research and development tax credits. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for the years not yet settled. We do not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years. To the extent that we are successful in sustaining our position that no adverse adjustment should be made to research and development credits claimed over the period covered by the examination, tax reserves previously established based upon the examining agent’s disallowance of the claimed credits would be released, reducing tax expense in that period. Furthermore, we expect that the final settlement will have a beneficial impact on interest costs.

We are currently developing a plan to take advantage of the one-time favorable foreign dividend provisions enacted as part of the 2004 Tax Act. However, our decision to implement this plan is dependent on Congress enacting certain technical corrections to relevant provisions of the Act. Based on tax laws in effect at March 31, 2005, it was our intent to indefinitely reinvest our undistributed foreign earnings and, accordingly, we have not recorded a deferred tax liability on these earnings.

Net Income. Net income for the first quarter of 2005 was $21.4 million, or $0.58 per basic share, compared to $16.1 million, or $0.44 per basic share, for the same quarter last year.

North American segment net income for the first quarter of 2005 was $15.9 million, an increase of $2.1 million, or 16%, compared to $13.8 million in the first quarter of 2004. The improvement in North American net income was primarily related to the previously discussed sales growth.

European segment net income during the first quarter of 2005 was $4.2 million, an increase of $2.4 million, or 129%, from $1.8 million during the first quarter of 2004. The increase includes an after tax gain of approximately $0.5 million on the previously-discussed equipment sale in Germany and approximately $0.5 million of the income related to the inclusion of Sordin results following its acquisition on June 30, 2004. The remainder of the income improvement was due to the previously discussed sales growth.

International segment net income for the first quarter of 2005 was $1.8 million, an increase of $0.7 million, or 58%, compared to $1.1 million in the same quarter last year. The improvement in International net income was primarily related to the previously discussed sales growth.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents decreased $17.1 million during the first quarter of 2005, compared to an increase of $0.7 million during the first quarter of 2004. The significant decrease in cash during the current quarter was primarily due to the purchase of $51.4 million of treasury stock, partially offset by a $23.5 million increase in short term debt and a $7.2 million improvement in cash flow from operating activities.

Operating activities provided cash of $17.6 million during the first quarter of 2005, compared to providing cash of $10.4 million in the first quarter of 2004. Operating cash flow increased primarily due to higher earnings. Trade receivables were $168.5 million at March 31, 2005 and $161.6 million at December 31, 2004. LIFO inventories were $126.1 million at March 31, 2005 and $124.8 million at December 31, 2004. The increases in trade receivables and inventories reflect higher sales volumes.

Cash provided by operating activities in the first quarter of 2004 included $2.1 million provided by discontinued operations, primarily through the collection of trade receivables that were reported as assets held for sale at December 31, 2003. Those receivables related to our Callery Chemical Division, which was sold in September 2003.

Investing activities used cash of $4.2 million during the first quarter of 2005, compared to using $7.1 million in the same quarter last year. During the first quarter of 2005, we used cash of $4.0 million for property additions, primarily production equipment in the U.S. We used cash of $5.6 million for property additions in the first quarter of 2004. Higher property additions in 2004 related primarily to purchases of production equipment required to meet the ramp-up in demand for Advanced Combat Helmets. During the first quarter of 2005, we received approximately $1.0 million from the sale of excess production equipment in Germany. Other investing activities during the first quarters of 2005 and 2004 used cash of $1.1 million and $1.6 million, respectively, primarily related to technology transfer arrangements.

Financing activities used $29.6 million of cash in the first quarter of 2005, compared to using $2.4 million in the same quarter last year. During the first quarter of 2005, we purchased $51.4 million treasury shares. We financed a portion of these purchases through short-term borrowings, which increased $23.5 million during the quarter.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at March 31, 2005 resulted in a translation loss of $5.0 million being charged to the cumulative translation adjustments shareholders’ equity account in the first quarter of 2005, compared to a gain of $0.2 million in the first quarter of 2004. Translation losses in 2005 were primarily due to the weakening of the euro and South African rand.

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

In connection with our 2003 sale of the Callery Chemical facility in Evans City, Pennsylvania, we retained responsibility for certain environmental costs at this site, where relatively low levels of contamination are known to exist. Under the terms of the asset purchase agreement with BASF, our maximum liability for these matters is capped at $50.0 million. Based on environmental studies performed prior to the sale, we do not believe that our potential exposure under the terms of this agreement will materially affect our financial condition.

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

We believe that the following are the more critical judgments and estimates used in the preparation of our financial statements.

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

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. There were no valuation allowances as of March 31, 2005.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. FAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The provisions of this Statement are effective for costs incurred after December 31, 2005. We are currently evaluating the effect of the adoption of this standard; however, we do not expect it will have a material effect on our consolidated results of operations or financial condition.

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, which is a revision of FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123R requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. This Statement applies to all awards granted on or after January 1, 2006, and to awards modified, repurchased, or cancelled after that date. We expect to recognize compensation cost on a prospective basis beginning January 1, 2006, for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS No. 123 for pro forma disclosures. We expect that adopting this Statement will not have a material effect on our future results.

The American Jobs Creation Act of 2004 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividends received deduction of 85% for certain dividends from controlled foreign corporations. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. We are currently evaluating the effects of this provision; however, we will not be able to complete our evaluation until Congress enacts certain technical corrections to relevant provisions of the Act. We are, therefore, not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings. Based on our analysis to date, the range of possible amounts that we are considering for repatriation is between zero and $50 million, with the respective tax liability ranging from zero to $3 million.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, but are not limited to, those listed in this report under “Risks Related to Our Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable words. These statements are only predictions and are not guarantees of future performance. Therefore, actual events or results may differ materially from those expressed or forecast in these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update publicly any of the forward-looking statements after the date of this report whether as a result of new information, future events or otherwise.

RISKS RELATED TO OUR BUSINESS

A reduction in the spending patterns of government agencies could materially and adversely affect our net sales, earnings and cash flow.

The demand for our products sold to the fire service market, the homeland security market and to U.S. government agencies, including the Department of Defense, is, in large part, driven by available government funding. The level of government funding in these areas has increased significantly since the tragedies of September 11, 2001 and has fueled the demand for many of our products such as SCBAs, gas masks and Advanced Combat Helmets. Approximately 16% of our net sales for the year ended December 31, 2004 were made directly to U.S. military customers. Government budgets are set annually and we cannot assure you that government funding will be sustained at the same level in the future. A significant reduction in available government funding in the future could materially and adversely affect our net sales, earnings and cash flow.

The markets in which we compete are highly competitive, and some of our competitors have greater financial and other resources than we do. The competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition.

The safety products market is highly competitive, with participants ranging in size from small companies focusing on single types of safety products, to large multinational corporations that manufacture and supply many types of safety products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, agency approvals, design and style), price, brand name trust and recognition, and customer service. Some of our competitors have greater financial and other resources than we do and our cash flows from operations could be adversely affected by competitors’ new product innovations, technological advances made to competing products and pricing changes made by us in response to competition from existing or new competitors. We may not be able to compete successfully against current and future competitors and the competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition.

If we fail to introduce successful new products or extend our existing product lines, we may lose our market position and our financial performance may be materially and adversely affected.

In the safety products market, there are frequent introductions of new products and product line extensions. If we are unable to identify emerging consumer and technological trends, maintain and improve the competitiveness of our products and introduce new products, we may lose our market position, which could have a material adverse effect on our business, financial condition and results of operations. In 2004, approximately one-third of our net sales came from products that we introduced in the prior three years. Although we continue to invest significant resources in research and development and market research, continued product development and marketing efforts are subject to the risks inherent in the development of new products and product line extensions, including development delays, the failure of new products and product line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

Product liability claims could have a material adverse effect on our business, operating results and financial condition.

We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Although we have not experienced any material uninsured losses due to product liability claims, it is possible that we could experience material losses in the future.

In the event any of our products prove to be defective, we could be required to recall or redesign such products. In addition, we may voluntarily recall or redesign certain products that could potentially be harmful to end users. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant expense or adverse publicity against us, could have a material adverse effect on our business, operating results and financial condition.

Our ability to market and sell our products is subject to existing regulations and standards. Changes in such regulations and standards or our failure to comply with them could materially and adversely affect our results of operations.

Most of our products are required to meet performance and test standards designed to protect the health and safety of people around the world. Our inability to comply with these standards may materially and adversely affect our results of operations. Changes in regulations could reduce the demand for our products or require us to reengineer our products, thereby creating opportunities for our competitors. Regulatory approvals for our products may be delayed or denied for a variety of reasons that are outside of our control.

We have significant international operations, and we are subject to the risks of doing business in foreign countries.

We have significant business operations in over 30 foreign countries. In 2004, approximately 35% of our net sales were made by operations located outside the United States. Our international operations are subject to various political, economic and other risks and uncertainties, which could adversely affect our business. These risks include the following:

•	unexpected changes in regulatory requirements;

•	currency exchange rate fluctuations;

•	changes in trade policy or tariff regulations;

•	changes in tax laws and regulations;

•	intellectual property protection difficulties;

•	difficulty in collecting accounts receivable;

•	complications in complying with a variety of foreign laws and regulations, some of which conflict with U.S. laws;

•	increased international instability or potential instability of foreign governments;

•	the need to take extra security precautions for our international operations; and

•	costs and difficulties in managing culturally and geographically diverse international operations.

Any one or more of these risks could have a negative impact on the success of our international operations and thereby materially and adversely affect our business as a whole.

Our future results are subject to availability of, and fluctuations in the costs of, purchased components and materials due to market demand, currency exchange risks, material shortages and other factors.

We depend on various components and materials to manufacture our products. Although we have not experienced any difficulty in obtaining components and materials, it is possible that any of our supplier relationships could be terminated. Any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business, results of operations and financial condition. While we attempt to minimize volatility in component and material pricing primarily by negotiating longer-term supply agreements with fixed prices or fixed price ranges and maintaining multiple sources of key materials, we cannot assure you that we will be able to successfully manage price fluctuations due to market demand, currency risks or material shortages, or that future price fluctuations will not have a material adverse effect on our business, results of operations and financial condition.

If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, our ability to manage our business and continue our growth would be negatively impacted.

Our success depends in large part on the continued contributions of our key management, engineering and sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. Our success also depends on the abilities of new personnel to function effectively, both individually and as a group. If we are unable to attract, effectively integrate and retain management, engineering or sales and marketing personnel, then the execution of our growth strategy and our ability to react to changing market requirements may be impeded, and our business could suffer as a result. Competition for personnel is intense, and we cannot assure you that we will be successful in attracting and retaining qualified personnel. In addition, we do not currently maintain key person life insurance.

We are subject to various environmental laws and any violation of these laws could adversely affect our results of operations.

We are subject to federal, state and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and the maintenance of a safe workplace. These laws impose penalties for noncompliance and liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. We could incur substantial costs as a result of noncompliance with or liability for cleanup pursuant to these environmental laws. We have identified several known and potential environmental liabilities, which we do not believe are material. Environmental laws have changed rapidly in recent years, and we may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted, these future laws could have a material adverse effect on our results of operations.

Our inability to successfully identify, consummate and integrate future acquisitions or to realize anticipated cost savings and other benefits could adversely affect our business.

One of our key operating strategies is to selectively pursue acquisitions. Any future acquisitions will depend on our ability to identify suitable acquisition candidates and successfully consummate such acquisitions. Acquisitions involve a number of risks including:

•	failure of the acquired businesses to achieve the results we expect;

•	diversion of our management’s attention from operational matters;

•	our inability to retain key personnel of the acquired businesses;

•	risks associated with unanticipated events or liabilities;

•	potential disruption of our existing business; and

•	customer dissatisfaction or performance problems at the acquired businesses.

If we are unable to integrate or successfully manage businesses that we may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and increased revenue, which may result in material adverse short- and long-term effects on our operating results, financial condition and liquidity. Even if we are able to integrate the operations of our acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame, and such benefits may be offset by costs incurred in integrating the companies and increases in other expenses.

Because we derive a significant portion of our sales from the operations of our foreign subsidiaries, future exchange rate fluctuations may adversely affect our results of operations and financial condition and may affect the comparability of our results between financial periods.

For the year ended December 31, 2004, our operations in our Europe and International segments accounted for 20% and 13% of our net sales, respectively. The results of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods. We cannot assure you that we will be able to effectively manage our exchange rate risks or that any volatility in currency exchange rates will not have a material adverse effect on our results of operations and financial condition.

Our continued success depends on our ability to protect our intellectual property. If we are unable to protect our intellectual property, our net sales could be materially and adversely affected.

Our success depends, in part, on our ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. We have been issued patents and have registered trademarks with respect to many of our products, but our competitors could independently develop similar or superior products or technologies, duplicate any of our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patents or trademark protection. In addition, it is possible that third parties may have, or will acquire, licenses for patents or trademarks that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third party rights.

In addition to patent and trademark protection, we also protect trade secrets, know-how and other confidential information against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our results of operations and financial condition could be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the quarter ended March 31, 2005 by approximately $8.0 million and $0.6 million, respectively. We manage our exchange risks primarily by sourcing our products in the same currency as our customer pays us. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2005, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At March 31, 2005, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $0.9 million. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.5 million in the fair value of the interest rate swap.

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

Item 4. Controls and procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. Except as otherwise discussed herein, there were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are currently evaluating the impact on our internal control over financial reporting for the following matter.

In January 2005, we implemented a new consolidation system to produce financial statements for external reporting and management reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2005	1,042,000	$46.36	—	188,190
February 1 – February 28, 2005	22,483	49.48	22,483	165,707
March 1 – March 31, 2005	49,241	39.80	49,241	116,466

In January 2005, we purchased 1,042,000 shares of common stock in a private transaction from the estate and a trust for the benefit of the late mother of John T. Ryan III, the Company’s Chairman and Chief Executive Officer. The purchase price was determined by a committee of disinterested directors based on an analysis done by investment bankers retained by the Company.

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

Item 6. Exhibits

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

MINE SAFETY APPLIANCES COMPANY

Date: May 6, 2005	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Vice President — Finance; Duly Authorized Officer and Principal Financial Officer