Form 10-Q
period 2005-06-30
MINE SAFETY APPLIANCES CO
filed 2005-08-03
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

As of July 31, 2005, 36,614,365 shares of common stock without par value were outstanding, not including 3,042,807 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales	$220,124	$213,114	$448,172	$407,604
Other income	1,017	678	2,349	1,464

	221,141	213,792	450,521	409,068

Costs and expenses
Cost of products sold	132,684	128,183	267,364	240,870
Selling, general and administrative	53,098	49,333	106,656	99,527
Research and development	5,980	5,087	11,660	10,302
Interest	1,391	1,215	2,609	1,729
Currency exchange losses	724	1,253	1,339	1,920

	193,877	185,071	389,628	354,348

Income before income taxes	27,264	28,721	60,893	54,720
Provision for income taxes	8,063	10,603	20,339	20,464

Net income	19,201	18,118	40,554	34,256

Basic earnings per common share	$0.53	$0.49	$1.11	$0.93

Diluted earnings per common share	$0.52	$0.48	$1.09	$0.90

Dividends per common share	$0.14	$0.10	$0.24	$0.17

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	June 30 2005	December 31 2004
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$61,514	$76,545
Trade receivables, less allowance of $6,783 and $7,548, respectively	158,925	157,824
Inventories	129,596	124,846
Deferred tax assets	17,863	19,377
Prepaid expenses and other current assets	19,689	19,068

Total current assets	387,587	397,660

Property, less accumulated depreciation of $248,756 and $250,725, respectively	118,213	123,716
Prepaid pension cost	136,546	131,496
Deferred tax assets	19,757	21,513
Goodwill	47,849	49,495
Other noncurrent assets	10,507	10,230

TOTAL	720,459	734,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$37,220	$6,378
Accounts payable	41,608	40,705
Employees’ compensation	17,996	19,284
Insurance and product liability	15,898	14,926
Taxes on income	630	3,790
Other current liabilities	36,990	41,984

Total current liabilities	150,342	127,067

Long-term debt	54,352	54,463
Pensions and other employee benefits	78,437	83,628
Deferred tax liabilities	76,100	76,704
Other noncurrent liabilities	10,834	14,637

Shareholders’ equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 61,740,327 shares (outstanding 36,600,743 and 37,341,386 shares)	44,753	39,248
Stock compensation trust — 3,056,429 and 3,146,222 shares	(15,955)	(16,436)
Treasury shares, at cost:
Preferred — 52,808 and 52,736 shares	(1,749)	(1,746)
Common — 22,424,219 and 21,252,719 shares	(195,500)	(141,549)
Deferred stock compensation	(2,565)	(1,247)
Accumulated other comprehensive (loss) income	(7,914)	1,793
Retained earnings	525,755	493,979

Total shareholders’ equity	350,394	377,611

TOTAL	720,459	734,110

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2005	2004
OPERATING ACTIVITIES
Net income	$40,554	$34,256
Depreciation and amortization	12,775	11,581
Pensions	(3,229)	(3,906)
Net gain on sale of assets	(505)	(41)
Deferred income taxes	4,084	2,647
Changes in operating assets and liabilities	(24,539)	(34,622)
Other — including currency exchange adjustments	(3,087)	321

Cash flow from continuing operations	26,053	10,236
Cash flow from discontinued operations	—	2,061

Cash flow from operating activities	26,053	12,297

INVESTING ACTIVITIES
Property additions	(10,654)	(10,743)
Property disposals	983	108
Acquisitions, net of cash acquired, and other investing	(1,443)	(5,912)

Cash flow from investing activities	(11,114)	(16,547)

FINANCING ACTIVITIES
Additions to long-term debt	—	16
Reductions of long-term debt	(130)	(348)
Changes in notes payable and short-term debt	30,900	203
Cash dividends	(8,778)	(6,313)
Company stock purchases	(53,954)	(821)
Company stock sales	4,054	1,148

Cash flow from financing activities	(27,908)	(6,115)

Effect of exchange rate changes on cash	(2,062)	(1,193)

Decrease in cash and cash equivalents	(15,031)	(11,558)
Beginning cash and cash equivalents	76,545	73,244

Ending cash and cash equivalents	61,514	61,686

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2005	2004	2005	2004
Net income	$19,201	$18,118	$40,554	$34,256
Preferred stock dividends	11	11	21	22

Income available to common shareholders	19,190	18,107	40,533	34,234

Share information:
Basic shares outstanding	36,515	37,054	36,500	37,009
Stock options	739	996	818	991

Diluted shares outstanding	37,254	38,050	37,318	38,000

Antidilutive stock options	195	—	195	—

(3)	Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2005	2004	2005	2004
Net income	$19,201	$18,118	$40,554	$34,256
Cumulative translation adjustments	(4,669)	(2,824)	(9,707)	(2,665)

Comprehensive income	14,532	15,294	30,847	31,591

Components of accumulated other comprehensive (loss) income are as follows:

(In thousands)	June 30 2005	December 31 2004
Cumulative translation adjustments	$(5,697)	$4,010
Minimum pension liability adjustments	(2,217)	(2,217)

Accumulated other comprehensive (loss) income	(7,914)	1,793

(4)	Segment Information

We are organized into three geographic operating segments: North America, Europe and International. Reportable segment information is presented in the following table:

	Three Months Ended June 30, 2005
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$138,578	$45,754	$35,792	$—	$220,124
Intercompany sales	12,839	16,855	1,080	(30,774)	—
Net income	14,863	2,413	2,519	(594)	19,201

	Six Months Ended June 30, 2005
	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$286,239	$94,095	$67,838	$—	$448,172
Intercompany sales	19,993	35,345	2,477	(57,815)	—
Net income	30,805	6,609	4,310	(1,170)	40,554

	Three Months Ended June 30, 2004
	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$144,019	$41,670	$27,425	$—	$213,114
Intercompany sales	7,653	12,667	1,284	(21,604)	—
Net income	13,913	2,237	2,162	(194)	18,118

	Six Months Ended June 30, 2004
	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$273,649	$81,056	$52,899	$—	$407,604
Intercompany sales	13,878	27,133	1,919	(42,930)	—
Net income	27,695	4,069	3,292	(800)	34,256

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(5)	Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Three Months Ended June 30
	Pension Benefits		Other Benefits
(In thousands)	2005	2004	2005	2004
Service cost	$1,940	$1,642	$144	$128
Interest cost	3,714	3,556	381	376
Expected return on plan assets	(7,444)	(7,180)	—	—
Amortization of transition amounts	85	50	—	—
Amortization of prior service cost	68	81	(57)	(57)
Recognized net actuarial (gains) losses	(23)	(138)	282	207

Net periodic benefit (credit) cost	(1,660)	(1,989)	750	654

	Six Months Ended June 30
	Pension Benefits		Other Benefits
(In thousands)	2005	2004	2005	2004
Service cost	$3,886	$3,175	$288	$256
Interest cost	7,453	7,043	761	752
Expected return on plan assets	(14,886)	(14,156)	—	—
Amortization of transition amounts	170	114	—	—
Amortization of prior service cost	135	148	(114)	(114)
Recognized net actuarial (gains) losses	13	(230)	565	414

Net periodic benefit (credit) cost	(3,229)	(3,906)	1,500	1,308

We made contributions of approximately $0.8 million to our pension plans in the six months ended June 30, 2005. We expect to make net contributions of approximately $1.6 million to our pension plans during the year ending December 31, 2005.

(6)	Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, for the six months ended June 30, 2005 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2005	$49,495	$2,605
Amortization expense	—	(330)
Currency translation and other	(1,646)	—

Net balances at June 30, 2005	47,849	2,275

At June 30, 2005, goodwill of approximately $35.1 million and $12.7 million related to the North American and European operating segments, respectively.

(7)	Inventories

(In thousands)	June 30 2005	December 31 2004
Finished products	$57,156	$50,728
Work in process	36,460	28,049
Raw materials	35,980	46,069

Total LIFO inventories	129,596	124,846

(8)	Stock Plans

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

If we had elected to recognize compensation cost based on the fair value of stock options at the grant date as prescribed by FAS 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2005	2004	2005	2004
Net income as reported	$19,201	$18,118	$40,554	$34,256
Fair value of stock options granted, net of tax	(197)	(445)	(610)	(881)

Pro forma net income	19,004	17,673	39,944	33,375

Basic earnings per share:
As reported	$.53	$.49	$1.11	$.93
Pro forma	.52	.48	1.09	.90

Diluted earnings per share:
As reported	$.52	$.48	$1.09	$.90
Pro forma	.51	.46	1.07	.88

Stock options granted in 2005 and 2004 vest in three years and one year, respectively. For purposes of the pro forma disclosure, the estimated fair value of all options granted is amortized over the nominal vesting period. Beginning in 2006, the fair value of stock options granted to participants eligible for retirement will be recognized immediately. We do not expect that this change will have a material effect on our results.

The fair value of the options granted was estimated at the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2005 and 2004, respectively: risk-free interest rate of 4.3% and 4.1%; dividend yield of 2.0% and 2.0%; expected option life of 9.9 years and 9.9 years; and expected volatility factor of 34% and 29%.

We grant restricted stock awards to eligible key employees and non-employee directors without payment to the company in consideration of services to be performed in the ensuing three years. Compensation cost for restricted stock awards is measured at the market value of the shares when awarded. Unearned compensation related to restricted stock awards is reported in shareholders’ equity and charged to income over the restriction period. Restricted stock awards expense was $0.3 million and $0.6 million for the three and six month periods ended June 30, 2005, respectively, and $0.2 million and $0.4 million for the three and six month periods ended June 30, 2004, respectively.

(9)	Derivative Financial Instruments

On April 6, 2004, we entered into an eight year interest rate swap agreement. Under the terms of the agreement, we receive a fixed interest rate of 8.39% and pay a floating interest rate based on LIBOR. The notional amount of the swap was initially $20.0 million and will decline $4.0 million per year beginning in 2008. The interest rate swap has been designated as a fair value hedge of a portion of our fixed rate 8.39% Senior Notes.

In order to account for these derivatives as hedges, the interest rate swap must be highly effective at offsetting changes in the fair value of the hedged debt. We have assumed that there is no ineffectiveness in the hedge, since all of the critical terms of the hedge match the underlying terms of the hedged debt.

The fair value of the interest rate swap at June 30, 2005 and December 31, 2004, has been recorded as a liability of $0.4 million and $0.4 million, respectively, that has been included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference resulted in a reduction in interest expense of $0.1 million during the six month periods ended June 30, 2005 and 2004.

On March 5, 2004, we terminated an interest rate swap agreement which we had entered into on December 2, 2003. The termination of this agreement resulted in a realized gain of $0.7 million, which was reported as a reduction of interest expense during the quarter ended March 31, 2004.

(10)	Acquisitions

On June 30, 2004, we acquired Sordin AB of Varnamo, Sweden, a leading manufacturer of passive and electronic hearing protection designed for the industrial, law enforcement and military markets. We believe the acquisition of Sordin enhances our position as a provider of modern, leading-edge hearing protective devices.

The following pro forma summary presents our consolidated results for the three and six month periods ended June 30, 2004 as if the Sordin acquisition had occurred at the beginning of 2004. The pro forma information does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations for the combined companies.

(In thousands)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net sales	$215,133	$411,641
Net income	18,352	34,723
Basic earnings per share	.49	.94
Diluted earnings per share	.48	.91

Our allocation of the $4.3 million initial purchase price included goodwill of $2.9 million. The acquisition agreement provides for additional consideration of up to $5.4 million to be paid to the former owners annually based on Sordin’s earnings performance during the period from July 1, 2004 through June 30, 2009. Approximately 40 percent of the additional consideration, which will be paid to former owners who comprise the current Sordin management team, is being recognized as compensation expense. The remainder will be charged to goodwill.

(11)	Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,800 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 33,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

In connection with our 2003 sale of the Callery Chemical facility in Evans City, Pennsylvania, we have retained responsibility for certain environmental costs at this site, where relatively low levels of contamination are known to exist. Under the terms of the asset purchase agreement with BASF, our maximum liability for these matters is capped at $50.0 million. Based on environmental studies performed prior to the sale, we do not believe that our potential exposure under the terms of this agreement will materially affect our financial condition.

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

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, which is a revision of FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123R requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. This Statement applies to all awards granted on or after January 1, 2006, and to awards modified, repurchased, or cancelled after that date. We will recognize compensation cost on a prospective basis beginning January 1, 2006, for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS No. 123 for pro forma disclosures. We expect that adopting this Statement will not have a material effect on our future results.

The American Jobs Creation Act of 2004 creates a temporary incentive for U.S.corporations to repatriate accumulated income earned abroad by providing a dividends received deduction of 85% for certain dividends from controlled foreign corporations. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. We are currently evaluating the effects of this provision. We are, therefore, not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings. Based on our analysis to date, the range of possible amounts that we are considering for repatriation is between zero and $30 million and the estimated tax effect related to this repatriation is not significant.

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

These events are infrequent and unpredictable. However, it is highly unlikely that such events will occur simultaneously in several or all of the countries that comprise our International segment. We believe that our exposure is not material since, with the exception of Australia, which represents approximately 5% of our net sales, no affiliate in our International segment represents more than approximately 3% of our total assets, net sales or gross profits.

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

We believe that our improving financial performance in recent years is the result of initiatives that have allowed us to anticipate and respond quickly to market requirements, particularly in the fire service, homeland security, construction and general industries, as well as the military. We believe that our sales growth in recent years reflects our ability to quickly bring to market products that comply with changing industry standards and to create new market demand with innovative products. For example, we have successfully responded to increased homeland security and military market demand for products such as the Millennium Chemical-Biological and the MCU-2/P gas masks and the Advanced Combat Helmet that has occurred since the September 11, 2001 attacks and during the ongoing war on terrorism. In recent years, demand in the homeland security and military markets has more than offset sluggishness in some North American industrial markets.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales. Net sales for the three months ended June 30, 2005 were $220.1 million, compared with $213.1 million in the same period in 2004, an increase of $7.0 million, or 3%.

	Three Months Ended June 30		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2005	2004
North America	$138.6	$144.0	$(5.4)	(4)%
Europe	45.8	41.7	4.1	10%
International	35.8	27.4	8.4	31%

Net sales in our North American segment were $138.6 million for the second quarter of 2005, a decrease of $5.4 million, or 4%, compared to $144.0 million for the second quarter of 2004. The sales decrease in the current quarter reflects lower shipments of gas masks and self contained breathing apparatus, or SCBAs, partially offset by higher shipments of Advanced Combat Helmets and related communication systems. Gas mask sales were approximately $9.0 million lower than in the second quarter of 2004. The decrease in the current quarter reflects lower shipments of military masks, as well as commercial masks to the homeland security market, following very strong demand in the second quarter of 2004. We expect that gas mask sales will continue to be below 2004 levels through the remainder of the year as our current military contract winds down. In the fire service market, our sales of SCBAs were down approximately $5.3 million. We believe that SCBA sales will improve during the remainder of the year, as the 2005 federal funding under the Assistance to Firefighters Grant Program begins to flow to local fire departments. Shipments of Advanced Combat Helmets and related communications systems to the military improved approximately $6.5 million in the current quarter. Our sales of head protection and instruments were up approximately $2.7 million and $1.0 million, respectively, on increased demand in construction and industrial markets. Although we have seen significant interest and demand for the recently-introduced Evolution 5200 thermal imaging camera, or TIC, sales of TICs were flat in the current quarter due to production delays caused by a parts supply issue with a key vendor. We believe that parts availability is improving and we expect that TIC sales will increase in the second half of 2005.

In Europe, our net sales for the second quarter of 2005 were $45.8 million, an increase of $4.1 million, or 10%, compared to $41.7 million in the same quarter of 2004. Approximately $3.1 million of the increase was related to the inclusion of sales by Sordin, which we acquired on June 30, 2004. The favorable effect of a stronger euro on net sales when stated in U.S. dollars accounted for approximately $0.6 million of the increase.

Net sales for the International segment were $35.8 million for the second quarter of 2005, an increase of $8.4 million, or 31%, compared to $27.4 million in the second quarter of 2004. Local currency sales were up approximately $2.2 million in our South American companies, reflecting improved economic conditions and focused sales effort. Our operations in China, Australia, and the Middle East each reported local currency sales increases of approximately $1.6 million, including a number of large breathing apparatus orders for the fire service and government markets. The favorable effect of stronger international currencies, particularly the Brazilian real and the Australian dollar, on net sales when stated in U.S. dollars accounted for approximately $1.5 million of the increase.

Cost of Products Sold. Cost of products sold was $132.7 million for the second quarter of 2005, an increase of $4.5 million, or 4%, from $128.2 million in the second quarter of 2004. The increase was primarily related to higher sales.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits of $1.7 million and $2.0 million during the second quarters of 2005 and 2004, respectively.

Gross Profit. Gross profit for the second quarter of 2005 was $87.4 million, which was $2.5 million, or 3%, higher than gross profit of $84.9 million in the second quarter of 2004. The ratio of gross profit to net sales decreased to 39.7% in the second quarter of 2005 compared to 39.9% in the same quarter last year. The decrease in the gross profit ratio in the second quarter of 2005 was primarily related to sales mix changes in North America, on proportionately lower sales of higher margin SCBAs and gas masks and proportionately higher sales of Advanced Combat Helmets to the U.S. military at gross margins that are generally lower than our margins on commercial sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $53.1 million during the second quarter of 2005, an increase of $3.8 million, or 8%, compared to $49.3 million in the second quarter of 2004. Selling, general and administrative expenses were 24.1% of net sales in the second quarter of 2005 compared to 23.1% of net sales in the second quarter of 2004. Local currency selling, general and administrative expenses in our European segment increased approximately $1.3 million, including approximately $0.6 million related to Sordin, which we acquired on June 30, 2004. In our International operations segment, local currency selling, general and administrative expenses were up approximately $1.5 million. The increases in both the European and International segments were related primarily to additional costs associated with generating and supporting higher sales. The translation effect of stronger international currencies, particularly the euro, Brazilian real and Australian dollar, resulted in approximately $0.8 million of the increase in selling, general and administrative expenses when stated in U.S. dollars. Selling, general and administrative expenses were flat in our North American segment.

Research and Development Expense. Research and development expense was $6.0 million during the second quarter of 2005, an increase of $0.9 million, or 18%, compared to $5.1 million during the second quarter of 2004. The increase includes approximately $0.4 million related to Sordin, which we acquired on June 30, 2004. The remainder of the increase occurred primarily in North America and reflects our continued emphasis on developing innovative new products.

Depreciation and Amortization Expense. Depreciation and amortization expense, which is reported in cost of products sold, selling, general and administrative expenses, and research and development expenses, was $6.3 million for the second quarter of 2005, an increase of $0.5 million, or 9%, compared to $5.8 million for the second quarter of 2004. The increase was primarily related to production equipment additions that we have made in North America in response to higher sales volumes.

Interest Expense. Interest expense was $1.4 million during the second quarter of 2005, an increase of $0.2 million, or 14%, from $1.2 million for the second quarter of 2004. Higher interest expense in the current quarter was primarily related to increased short term borrowings.

Currency Exchange Losses. Currency exchange losses were $0.7 million and $1.3 million in the second quarters of 2005 and 2004, respectively. The currency exchange losses in both quarters were primarily due to the weakening of the euro.

Other Income. Other income for second quarter of 2005 was $1.0 million compared to $0.7 million for the second quarter of 2004. During the current quarter, we recognized approximately $0.5 million of estimated interest income with respect to settled issues in the IRS audits of tax years 1995 through 2001.

Income Taxes. In June, we received communication from the Internal Revenue Service indicating that their audits of our federal income tax returns for the years 1995 through 2001 were substantially complete, with no adverse adjustments to research and development credits that we claimed during the period covered by the examinations. On the basis of this communication, our provision for income taxes for the second quarter of 2005 includes a one-time benefit of approximately $2.0 million, primarily related to the release of previously-established reserves taken on research and development credits claimed in those years. Excluding this discrete item, our effective tax rate for the second quarter of 2005 was 37.0% compared to 36.9% for the same quarter last year. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for years not yet settled. We do not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years.

We are currently evaluating a plan to take advantage of the one-time favorable foreign dividend provisions enacted as part of the American Jobs Creation Act of 2004. In addition to U.S. tax implications, our evaluation is considering, among other things, cash resources available for dividend and statutory requirements and tax impacts in applicable foreign jurisdictions. Based on our analysis to date, the range of possible amounts that we are considering for repatriation is between zero and $30 million and the estimated tax effect related to this repatriation is not significant. Until these evaluations are complete, it is our intent to indefinitely reinvest our undistributed foreign earnings and, accordingly, we have not recorded a deferred tax liability on these earnings.

Net Income. Net income for the three months ended June 30, 2005 was $19.2 million, or $.53 per basic share, compared to $18.1 million, or $.49 per basic share, for the same quarter last year.

North American segment net income for the second quarter of 2005 was $14.9 million, an increase of $1.0 million, or 7%, compared to $13.9 million in the second quarter of 2004. As previously discussed, North American net income for the current quarter includes a one-time income tax benefit of approximately $2.0 million. Excluding this benefit, North American net income decreased approximately $1.0 million, or 8%. The decrease was primarily related to lower sales.

European segment net income during the second quarter of 2005 was $2.4 million, an increase of $0.2 million, or 8%, from $2.2 million during the second quarter of 2004. The increase includes approximately $0.7 million of income related to the inclusion of Sordin which was acquired on June 30, 2004, partially offset by higher operating expenses.

International segment net income for the second quarter of 2005 was $2.5 million, an increase of $0.3 million, or 17%, compared to $2.2 million in the same quarter last year. The improvement in International segment net income was primarily related to the previously discussed sales growth.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales. Net sales for the six months ended June 30, 2005 were $448.2 million, an increase of $40.6 million, or 10%, from $407.6 million for the six months ended June 30, 2004.

	Six Months Ended June 30		Dollar Increase	Percent Increase
(In millions)	2005	2004
North America	$286.2	$273.6	$12.6	5%
Europe	94.1	81.1	13.0	16%
International	67.8	52.9	14.9	28%

Net sales in our North American segment for the six months ended June 30, 2005 were $286.2 million, an increase of $12.6 million, or 5%, compared to $273.6 million for the same period in 2004. The sales increase in the six months ended June 30, 2005 reflects higher shipments of Advanced Combat Helmets and related communication systems, head protection, and instruments, partially offset by lower shipments of gas masks, self contained breathing apparatus, and thermal imaging cameras. Our shipments of Advanced Combat Helmets and related communications systems to the military improved during the current period by approximately $17.8 million and $4.5 million, respectively. Our sales of head protection and instruments improved approximately $4.8 million and $3.0 million, respectively, on increased demand in construction and industrial markets. Gas mask sales were approximately $6.9 million lower than in the same period of 2004. The decrease in gas mask sales in the current period reflects lower shipments of military masks, as well as commercial masks to the homeland security market, following very strong demand in 2004. During 2003 and 2004, we saw significant demand for gas masks in the homeland security market. We expect that gas mask sales will continue to be below 2004 levels through the remainder of the year as our current military contract winds down. In the fire service market, our sales of SCBAs were down approximately $6.1 million. We believe that SCBA sales will improve during the remainder of the year, as 2005 federal funding under the Assistance to Firefighters Grant Program begins to flow to local fire departments. Although we have seen significant interest and demand for the recently-introduced Evolution 5200 thermal imaging camera, sales of TICs were approximately $1.8 million lower in the current period. The decline in TIC sales was related to production delays caused by a parts supply issue with a key vendor. We believe that parts availability is improving and we expect that TIC sales will rebound in the second half of 2005.

In Europe, net sales for the six months ended June 30, 2005 were $94.1 million, an increase of $13.0 million, or 16%, compared to $81.1 million in the same period in 2004. Approximately $5.8 million of the increase was related to the inclusion of sales by Sordin, which we acquired on June 30, 2004. The favorable effect of a stronger euro on net sales when stated in U.S. dollars accounted for approximately $3.5 million of the increase. The remainder of the increase reflects improved sales throughout Europe, including the shipment of several large breathing apparatus orders for the fire service and police markets.

Net sales for the International segment were $67.8 million for the six months ended June 30, 2005, an increase of $14.9 million, or 28%, from $52.9 million for the same period in 2004. Local currency sales were up approximately $5.6 million in our South American companies, reflecting improved economic conditions and focused sales initiatives. Our operations in Australia and China reported sales increases of approximately $4.0 million and $2.0 million, respectively, reflecting improved economic conditions and a number of large breathing apparatus orders for the fire service and government markets. The favorable effect of stronger international currencies, particularly the Brazilian real and the Australian dollar, on net sales when stated in U.S. dollars accounted for approximately $2.9 million of the increase.

Cost of Products Sold. Cost of products sold was $267.4 million for the six months ended June 30, 2005, an increase of $26.5 million, or 11%, compared to $240.9 million for the same period last year. The increase was primarily related to higher sales.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits of $3.2 million and $3.9 million for the six month periods ended June 30, 2005 and 2004, respectively.

Gross Profit. Gross profit for the six months ended June 30, 2005 was $180.8 million, which was $14.1 million, or 8%, higher than $166.7 million for the same period in 2004. The ratio of gross profit to net sales was 40.3% for the six months ended June 30, 2005 compared to 40.9% in the same period last year. The lower gross profit ratio in the six months ended June 30, 2005 was primarily related to sales mix changes in North America, on proportionately lower sales of higher margin SCBAs and gas masks and proportionately higher sales of Advanced Combat Helmets to the U.S. military at gross margins that are generally lower than our margins on commercial sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $106.7 million during the six months ended June 30, 2005, an increase of $7.2 million, or 7%, compared to $99.5 million for the same period last year. Selling, general and administrative expenses were 23.8% of net sales in the six months ended June 30, 2005 compared to 24.4% of net sales in the first six months of last year. Selling expenses in the North American segment increased approximately $2.8 million, reflecting costs associated with increased sales volumes. Exchange effects related to the strengthening of international currencies, particularly the euro, Australian dollar and Brazilian real, increased selling, general and administrative expenses by approximately $2.3 million in the current period. The remainder of the increase reflects higher local currency expenses in the European and International segments, on higher sales volumes.

Research and Development Expense. Research and development expense for the six months ended June 30, 2005 was $11.7 million, an increase of $1.4 million, or 13%, compared to $10.3 million for the first six months of 2005. The increase includes approximately $0.7 million related to Sordin, which we acquired on June 30, 2004. The remainder of the increase occurred primarily in North America and reflects our continued emphasis on developing innovative new products.

Depreciation and Amortization Expense. Depreciation and amortization expense, which is reported in cost of products sold, selling, general and administrative expenses, and research and development expenses, was $12.8 million for the six months ended June 30, 2005, an increase of $1.2 million, or 10%, compared to $11.6 million for the same period last year. The increase was primarily due to production equipment additions that we have made in North America in response to higher sales volumes.

Interest Expense. Interest expense for the six months ended June 30, 2005 was $2.6 million, an increase of $0.9 million, or 51%, compared to $1.7 million in the same period last year. Interest expense for the six months ended June 30, 2004 was favorably affected by a realized gain of $0.7 million on an interest rate swap transaction that was terminated during the first quarter. The remainder of the increase relates primarily to higher short term borrowings during the current period.

Currency Exchange Losses. Currency exchange losses were $1.3 million during the six months ended June 30, 2005 and $1.9 million in the same period last year. The loss during the first six months of 2005 was primarily related to the weakening of the euro. The loss during the first six months of 2004 was primarily due to the weakening of the euro and the Canadian dollar.

Other Income. Other income for the six months ended June 30, 2005 was $2.3 million, an increase of $0.8 million compared to $1.5 million in the same period last year. During the six months ended June 30, 2005, we recognized a gain of approximately $0.7 million on the sale of idle production equipment in Germany and estimated interest income of approximately $0.5 million related to settled issues in the IRS audits of tax years 1995 through 2001.

Income Taxes. In June, we received communication from the Internal Revenue Service indicating that their audits of our federal income tax returns for the years 1995 through 2001 were substantially complete, with no adverse adjustments to research and development credits that we claimed during the period covered by the examinations. On the basis of this communication, our provision for income taxes for the first half of 2005 includes a one-time benefit of approximately $2.0 million, primarily related to the release of previously-established reserves taken on research and development credits claimed in those years. Excluding this discrete item, our effective tax rate for the six months ended June 30, 2005 was 36.7% compared to 37.4% for the same period last year. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for years not yet settled. We do not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years.

We are currently evaluating a plan to take advantage of the one-time favorable foreign dividend provisions enacted as part of the 2004 American Jobs Creation Act of 2004. In addition to U.S. tax implications, our evaluation is considering, among other things, cash resources available for dividend and statutory requirements and tax impacts in applicable foreign jurisdictions. Based on our analysis to date, the range of possible amounts that we are considering for repatriation is between zero and $30 million and the estimated tax effect related to this repatriation is not significant. Until these evaluations are complete, it is our intent to indefinitely reinvest our undistributed foreign earnings and, accordingly, we have not recorded a deferred tax liability on these earnings.

Net Income. Net income for the six months ended June 30, 2005 was $40.6 million, or $1.11 per basic share, compared to $34.3 million, or $.93 per basic share, for the same period last year.

North American segment net income for the first half of 2005 was $30.8 million, an increase of $3.1 million, or 11%, compared to $27.7 million in the first half of 2004. As previously discussed, North American net income for the current quarter includes a one-time income tax benefit of approximately $2.0 million. Excluding this benefit, North American net income increased approximately $1.1 million, or 4%. The increase was primarily related to higher sales.

European segment net income during the first half of 2005 was $6.6 million, an increase of $2.5 million, or 62%, from $4.1 million during the first half of 2004. The increase includes approximately $1.1 million of the income related to the inclusion of Sordin which was acquired on June 30, 2004. The remainder of the improvement was primarily related to higher sales.

International segment net income for the first half of 2005 was $4.3 million, an increase of $1.0 million, or 31%, compared to $3.3 million in the same period last year. The improvement in International segment net income was primarily related to the previously discussed sales growth.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents decreased $15.0 million during the six months ended June 30, 2005, compared to a decrease of $11.6 million during the six months ended June 30, 2004. The decrease in cash during the current period was primarily due to the purchase of $54.0 million of treasury stock, partially offset by a $30.9 million increase in short term debt. Operating cash flow improved $13.8 million.

Operating activities provided cash of $26.1 million during the six months ended June 30, 2005, compared to providing cash of $12.3 million in the six months ended June 30, 2004. Operating cash flow increased primarily due to higher earnings and lower investment in operating assets and liabilities. Trade receivables were $158.9 million at June 30, 2005 and $157.8 million at December 31, 2004. LIFO inventories were $129.6 million at June 30, 2005 and $124.8 million at December 31, 2004.

Cash provided by operating activities in the six months ended June 30, 2004 included $2.1 million from discontinued operations, primarily through the collection of trade receivables that were reported as assets held for sale at December 31, 2003. Those receivables related to our Callery Chemical Division, which was sold in September 2003.

Investing activities used cash of $11.1 million during the six months ended June 30, 2005, compared to using $16.5 million in the same period last year. During the six months ended June 30, 2005 and 2004, we used cash of $10.7 million for property additions, primarily production equipment in the U.S. During the six months ended June 30, 2005, we received approximately $1.0 million from the sale of excess production equipment in Germany. Other investing activities during the six months ended June 30, 2005 and 2004 used cash of $1.4 million and $5.9 million, respectively. In the six months ended June 30, 2004, we used net cash of $4.2 million for the acquisition of Sordin.

Financing activities used $27.9 million of cash in the six months ended June 30, 2005, compared to using $6.1 million in the same period last year. During the six months ended June 30, 2005, we purchased $54.0 million treasury shares. We financed a portion of these purchases through short-term borrowings, which increased $30.9 million during six months ended June 30, 2005.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at June 30, 2005 resulted in a translation loss of $9.7 million being charged to the cumulative translation adjustments shareholders’ equity account in the six months ended June 30, 2005, compared to a charge of $2.7 million in the six months ended June 30, 2004. Translation losses in both periods were primarily due to the weakening of the euro.

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,800 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 33,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

In connection with our 2003 sale of the Callery Chemical facility in Evans City, Pennsylvania, we have retained responsibility for certain environmental costs at this site, where relatively low levels of contamination are known to exist. Under the terms of the asset purchase agreement with BASF, our maximum liability for these matters is capped at $50.0 million. Based on environmental studies performed prior to the sale, we do not believe that our potential exposure under the terms of this agreement will materially affect our financial condition.

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

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. There were no valuation allowances as of June 30, 2005.

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

Goodwill. As required by FAS No. 142, Goodwill and Other Intangible Assets, each year we evaluate for goodwill impairment by comparing the fair value of each of our reporting units with its carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and requires further evaluation. We estimate the fair value of our reporting units using a combination of discounted cash flow analysis and market capitalization based on historical and projected financial information. We apply our best judgment in assessing the reasonableness of the financial projections and other estimates used to determine the fair value of each reporting unit. Our annual goodwill impairment tests performed through 2004 have indicated that no goodwill impairment exists and, as a result, we have not recognized an impairment loss.

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

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, which is a revision of FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123R requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. This Statement applies to all awards granted on or after January 1, 2006, and to awards modified, repurchased, or cancelled after that date. We will recognize compensation cost on a prospective basis beginning January 1, 2006, for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS No. 123 for pro forma disclosures. We expect that adopting this Statement will not have a material effect on our future results.

The American Jobs Creation Act of 2004 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividends received deduction of 85% for certain dividends from controlled foreign corporations. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. We are currently evaluating the effects of this provision. We are, therefore, not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings. Based on our analysis to date, the range of possible amounts that we are considering for repatriation is between zero and $30 million and the estimated tax effect is not significant.

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

The demand for our products sold to the fire service market, the homeland security market and to U.S. government agencies, including the Department of Defense, is, in large part, driven by available government funding. The level of government funding in these areas has increased significantly since the September 11, 2001 attacks and has fueled the demand for many of our products such as SCBAs, gas masks and Advanced Combat Helmets. Approximately 16% of our net sales for the year ended December 31, 2004 were made directly to U.S. military customers. Government budgets are set annually and we cannot assure you that government funding will be sustained at the same level in the future. A significant reduction in available government funding in the future could materially and adversely affect our net sales, earnings and cash flow.

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

We have significant business operations in over 30 foreign countries. In 2004, approximately 35% of our net sales were made by operations located outside the United States. Our international operations are subject to various political, economic and other risks and uncertainties, which could adversely affect our business. These risks include the following:

•	unexpected changes in regulatory requirements;

•	currency exchange rate fluctuations;

•	changes in trade policy or tariff regulations;

•	changes in tax laws and regulations;

•	intellectual property protection difficulties;

•	difficulty in collecting accounts receivable;

•	complications in complying with a variety of foreign laws and regulations, some of which may conflict with U.S. laws;

•	increased international instability or potential instability of foreign governments;

•	the need to take extra security precautions for our international operations; and

•	costs and difficulties in managing culturally and geographically diverse international operations.

Any one or more of these risks could have a negative impact on the success of our international operations and thereby materially and adversely affect our business as a whole.

Our future results are subject to availability of, and fluctuations in the costs of, purchased components and materials due to market demand, currency exchange risks, material shortages and other factors.

We depend on various components and materials to manufacture our products. Although we generally do not experience significant difficulty in obtaining components and materials, it is possible that any of our supplier relationships could be terminated or that a supplier could have difficulty meeting our requirements. Any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business, results of operations and financial condition. While we attempt to minimize volatility in component and material pricing primarily by negotiating longer-term supply agreements with fixed prices or fixed price ranges and maintaining multiple sources of key materials, we cannot assure you that we will be able to successfully manage price fluctuations due to market demand, currency risks or material shortages, or that future price fluctuations will not have a material adverse effect on our business, results of operations and financial condition.

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

For the year ended December 31, 2004, our operations in our Europe and International segments accounted for approximately 20% and 13% of our net sales, respectively. The results of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods. We cannot assure you that we will be able to effectively manage our exchange rate risks or that any volatility in currency exchange rates will not have a material adverse effect on our results of operations and financial condition.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the six months ended June 30, 2005 by approximately $17.0 million and $1.0 million, respectively. We attempt to manage our exchange risks primarily by sourcing our products in the same currency as our customer pays us. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2005, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At June 30, 2005, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $0.4 million. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.5 million in the fair value of the interest rate swap.

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

(b)	Changes in internal control. Except as otherwise discussed herein, there were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2005	1,698	$36.25	—	116,466
May 1 – May 31, 2005	56,078	44.77	—	116,466
June 1 – June 30, 2005	—	—	—	116,466

On October 26, 2004, the Board of Directors authorized the purchase of up to 200,000 shares of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date.

We do not have any other share repurchase programs.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	May 10, 2005 – Annual Meeting

(b)	Directors elected at Annual Meeting:

Diane M. Pearse

L. Edward Shaw, Jr.

Thomas H. Witmer

Directors whose term of office continued after the meeting:

Calvin A. Campbell, Jr.

Thomas B. Hotopp

James A. Cederna

John T. Ryan III

John C. Unkovic

(c)	Election of three Directors for a term of three years:

Diane M. Pearse	For	35,060,147
	Withhold	964,841
	Abstentions/Broker Nonvotes	—

L. Edward Shaw, Jr.	For	28,115,103
	Withhold	7,909,885
	Abstentions/Broker Nonvotes	—

Thomas H. Witmer	For	35,107,432
	Withhold	917,556
	Abstentions/Broker Nonvotes	—

Approval of the CEO Annual Incentive Award Plan

	For	34,899,814
	Withhold	653,486
	Abstentions/Broker Nonvotes	471,688

Selection of PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 2005.

	For	35,194,515
	Against	575,543
	Abstentions/Broker Nonvotes	254,930

(d)	Not Applicable

Item 6. Exhibits

(a) Exhibits

10.1	CEO Annual Incentive Award Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2005 Annual Meeting)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification pursuant to 18 U.S.C. (S)1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

Date: August 3, 2005	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Vice President — Finance; Duly Authorized Officer and Principal Financial Officer