Form 10-Q
period 2005-09-30
MINE SAFETY APPLIANCES CO
filed 2005-11-04
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Gamma Drive RIDC Industrial Park O’Hara Township Pittsburgh, Pennsylvania	15238
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 967-3000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 31, 2005, 36,627,993 shares of common stock without par value were outstanding, not including 3,026,518 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net sales	$217,879	$219,962	$666,051	$627,566
Other income	742	2,018	3,091	3,482

	218,621	221,980	669,142	631,048

Costs and expenses
Cost of products sold	136,697	131,588	404,061	372,458
Selling, general and administrative	50,015	53,638	156,671	153,165
Research and development	5,196	5,588	16,856	15,890
Interest	1,333	996	3,942	2,725
Currency exchange losses (gains)	(643)	(951)	696	969

	192,598	190,859	582,226	545,207

Income before income taxes	26,023	31,121	86,916	85,841
Provision for income taxes	8,971	12,010	29,310	32,474

Net income	17,052	19,111	57,606	53,367

Basic earnings per common share	$0.47	$0.51	$1.58	$1.44

Diluted earnings per common share	$0.46	$0.50	$1.54	$1.40

Dividends per common share	$0.14	$0.10	$0.38	$0.27

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	September 30 2005	December 31 2004
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$65,592	$76,545
Trade receivables, less allowance for doubtful accounts of $6,372 and $7,548, respectively	156,890	157,824
Inventories	129,433	124,846
Deferred tax assets	17,990	19,377
Prepaid expenses and other current assets	17,228	19,068

Total current assets	387,133	397,660

Property, less accumulated depreciation of $252,372 and $250,725, respectively	118,883	123,716
Prepaid pension cost	139,264	131,496
Deferred tax assets	19,725	21,513
Goodwill	48,023	49,495
Other noncurrent assets	21,492	10,230

TOTAL	734,520	734,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$32,608	$6,378
Accounts payable	44,966	40,705
Employees’ compensation	19,386	19,284
Insurance and product liability	15,403	14,926
Taxes on income	615	3,790
Other current liabilities	35,370	41,984

Total current liabilities	148,348	127,067

Long-term debt	53,962	54,463
Pensions and other employee benefits	80,116	83,628
Deferred tax liabilities	77,440	76,704
Other noncurrent liabilities	10,657	14,637

Shareholders’ equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 61,740,327 shares (outstanding 36,628,154 and 37,341,386 shares)	45,355	39,248
Stock compensation trust — 3,026,518 and 3,146,222 shares	(15,798)	(16,436)
Treasury shares, at cost:
Preferred — 52,841 and 52,736 shares	(1,750)	(1,746)
Common — 22,426,719 and 21,252,719 shares	(195,600)	(141,549)
Deferred stock compensation	(2,589)	(1,247)
Accumulated other comprehensive (loss) income	(6,860)	1,793
Retained earnings	537,670	493,979

Total shareholders’ equity	363,997	377,611

TOTAL	734,520	734,110

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2005	2004
OPERATING ACTIVITIES
Net income	$57,606	$53,367
Depreciation and amortization	19,044	18,228
Pensions	(4,874)	(5,931)
Net gain on sale of assets	(484)	(71)
Deferred income taxes	3,190	5,108
Changes in operating assets and liabilities	(15,574)	(47,581)
Other — including currency exchange adjustments	393	(961)

Cash flow from continuing operations	59,301	22,159
Cash flow from discontinued operations	—	2,061

Cash flow from operating activities	59,301	24,220

INVESTING ACTIVITIES
Property additions	(17,513)	(16,760)
Property disposals	1,104	172
Acquisitions, net of cash acquired, and other investing	(14,669)	(6,044)

Cash flow from investing activities	(31,078)	(22,632)

FINANCING ACTIVITIES
Additions to long-term debt	15	17
Reductions of long-term debt	(130)	(537)
Changes in notes payable and short-term debt	26,310	(286)
Cash dividends	(13,915)	(10,026)
Company stock purchases	(54,055)	(4,947)
Company stock sales	4,404	3,916

Cash flow from financing activities	(37,371)	(11,863)

Effect of exchange rate changes on cash	(1,805)	(759)

Decrease in cash and cash equivalents	(10,953)	(11,034)
Beginning cash and cash equivalents	76,545	73,244

Ending cash and cash equivalents	65,592	62,210

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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2005	2004	2005	2004
Net income	$17,052	$19,111	$57,606	$53,367
Preferred stock dividends	10	11	31	33

Income available to common shareholders	17,042	19,100	57,575	53,334

Basic shares outstanding (In thousands)	36,618	37,127	36,540	37,048
Stock options	687	1,118	774	1,033

Diluted shares outstanding	37,305	38,245	37,314	38,081

Antidilutive stock options	195	—	195	—

(3)	Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2005	2004	2005	2004
Net income	$17,052	$19,111	$57,606	$53,367
Cumulative translation adjustments	1,054	1,220	(8,653)	(1,445)

Comprehensive income	18,106	20,331	48,953	51,922

Components of accumulated other comprehensive (loss) income are as follows:

(In thousands)	September 30 2005	December 31 2004
Cumulative translation adjustments	$(4,643)	$4,010
Minimum pension liability adjustments	(2,217)	(2,217)

Accumulated other comprehensive (loss) income	(6,860)	1,793

(4)	Segment Information

We are organized into three geographic operating segments: North America, Europe and International. Reportable segment information is presented in the following table:

(In thousands)	Three Months Ended September 30, 2005
	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$132,058	$43,415	$42,406	$—	$217,879
Intercompany sales	9,192	16,222	1,039	(26,453)	—
Net income	11,992	1,156	3,613	291	17,052

	Nine Months Ended September 30, 2005
	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$418,297	$137,510	$110,244	$—	$666,051
Intercompany sales	29,185	51,567	3,516	(84,268)	—
Net income	42,797	7,765	7,923	(879)	57,606

	Three Months Ended September 30, 2004
	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$151,197	$40,739	$28,026	$—	$219,962
Intercompany sales	7,557	13,036	1,101	(21,694)	—
Net income	16,022	1,304	2,230	(445)	19,111

	Nine Months Ended September 30, 2004
	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$424,846	$121,795	$80,925	$—	$627,566
Intercompany sales	21,435	40,169	3,020	(64,624)	—
Net income	44,492	4,447	5,522	(1,094)	53,367

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(5)	Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Three Months Ended September 30
	Pension Benefits		Other Benefits
(In thousands)	2005	2004	2005	2004
Service cost	$1,930	$1,599	$144	$128
Interest cost	3,692	3,548	380	376
Expected return on plan assets	(7,441)	(7,087)	—	—
Amortization of transition amounts	77	58	—	—
Amortization of prior service cost	66	74	(57)	(57)
Recognized net actuarial losses (gains)	31	(217)	282	207

Net periodic benefit (credit) cost	(1,645)	(2,025)	749	654

	Nine Months Ended September 30
	Pension Benefits		Other Benefits
(In thousands)	2005	2004	2005	2004
Service cost	$5,816	$4,774	$432	$384
Interest cost	11,145	10,591	1,141	1,128
Expected return on plan assets	(22,327)	(21,243)	—	—
Amortization of transition amounts	247	172	—	—
Amortization of prior service cost	201	222	(171)	(171)
Recognized net actuarial losses (gains)	44	(447)	847	621

Net periodic benefit (credit) cost	(4,874)	(5,931)	2,249	1,962

We made contributions of approximately $1.2 million to our pension plans in the nine months ended September 30, 2005. We expect to make net contributions of approximately $1.6 million to our pension plans during the year ending December 31, 2005.

(6)	Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, for the nine months ended September 30, 2005 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2005	$49,495	$2,605
Intangibles acquired	—	12,358
Amortization expense	—	(493)
Goodwill acquired	110	—
Currency translation and other	(1,582)	—

Net balances at September 30, 2005	48,023	14,470

At September 30, 2005, goodwill of approximately $35.2 million and $12.8 million related to the North American and European operating segments, respectively.

(7)	Inventories

(In thousands)	September 30 2005	December 31 2004
Finished products	$54,933	$50,728
Work in process	27,354	28,049
Raw materials	47,146	46,069

Total LIFO inventories	129,433	124,846

(8)	Stock Plans

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

If we had elected to recognize compensation cost based on the fair value of stock options at the grant date as prescribed by FAS 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2005	2004	2005	2004
Net income as reported	$17,052	$19,111	$57,606	$53,367
Fair value of stock options granted, net of tax	(180)	(450)	(790)	(1,331)

Pro forma net income	16,872	18,661	56,816	52,036

Basic earnings per share:
As reported	$.47	$.51	$1.58	$1.44
Pro forma	.46	.50	1.55	1.40

Diluted earnings per share:
As reported	$.46	$.50	$1.54	$1.40
Pro forma	.45	.49	1.52	1.37

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

We grant restricted stock awards to eligible key employees and non-employee directors without payment to the company in consideration of services to be performed in the ensuing three years. Compensation cost for restricted stock awards is measured at the market value of the shares when awarded. Unearned compensation related to restricted stock awards is reported in shareholders’ equity and charged to income over the restriction period. Restricted stock awards expense was $0.4 million and $1.0 million for the three and nine month periods ended September 30, 2005, respectively, and $0.2 million and $0.7 million for the three and nine month periods ended September 30, 2004, respectively. Beginning in 2006, restricted stock award expense for participants eligible for retirement will be recognized immediately.

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

The fair value of the interest rate swap at September 30, 2005 and December 31, 2004, has been recorded as a liability of $0.8 million and $0.4 million, respectively, that has been included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference resulted in a reduction in interest expense of $0.1 million and $0.2 million during the nine month periods ended September 30, 2005 and 2004, respectively.

On March 5, 2004, we terminated an interest rate swap agreement which we had entered into on December 2, 2003. The termination of this agreement resulted in a realized gain of $0.7 million, which was reported as a reduction of interest expense during the quarter ended March 31, 2004.

(10)	Acquisitions

On September 1, 2005, we acquired Microsensor Systems, Inc. (Microsensor Systems) of Bowling Green, Kentucky. Microsensor Systems is a world leader in surface acoustic wave based chemical sensing technology used to detect chemical warfare agents. We believe the acquisition of Microsensor Systems significantly strengthens our position as a premier provider of leading edge detection technology, while expanding our product offerings in the homeland security, emergency responder, law enforcement, military and industrial markets.

Our preliminary allocation of the initial purchase price of $12.1 million includes intangible assets of approximately $10.0 million. The acquisition agreement provides for up to $2.3 million of additional consideration to be paid to the former owners based on sales of certain Microsensor Systems products during the five year period from September 1, 2005 through August 31, 2010. We will charge the additional consideration to intangible assets or goodwill based on the final allocation of the purchase price.

Microsensor Systems operating results have been included in our consolidated financial statements from the acquisition date. Pro forma consolidated results, as if the Microsensor Systems acquisition had occurred at the beginning of 2004, would not be materially different from the results reported.

On June 30, 2004, we acquired Sordin AB of Varnamo, Sweden, a leading manufacturer of passive and electronic hearing protection designed for the industrial, law enforcement and military markets. We believe the acquisition of Sordin enhances our position as a provider of modern, leading-edge hearing protective devices. Our allocation of the $4.3 million initial purchase price included goodwill of $2.9 million. The acquisition agreement provides for additional consideration of up to $5.4 million to be paid to the former owners based on Sordin’s earnings performance during the period from July 1, 2004 through June 30, 2009. Approximately 40 percent of the additional consideration, which will be paid to former owners who comprise the current Sordin management team, is being recognized as compensation expense. The remainder will be charged to goodwill. Sordin’s operating results have been included in our consolidated financial statements from the acquisition date. Pro forma results, as if the Sordin acquisition had occurred at the beginning of 2004, would not be materially different from the results reported.

(11)	Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 3,000 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 32,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, which is a revision of FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123R requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. This Statement applies to all awards granted on or after January 1, 2006, and to awards modified, repurchased, or cancelled after that date. We will recognize compensation cost on a prospective basis beginning January 1, 2006, for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS No. 123 for pro forma disclosures. We expect that adopting this Statement will reduce our net income in 2006 by approximately $2.0 million.

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

(13)	Subsequent Event

On November 2, 2005, the Board of Directors authorized the purchase of up to $100.0 million of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date.

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

Europe. Our European segment includes well-established companies in most Western European countries, and more recently established operations in a number of Eastern European locations. Our largest European companies, based in Germany and France, develop, manufacture, and sell a wide variety of products. Operations in other European countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in Germany, France, and the U.S., or purchased from third party vendors.

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

The level of demand for our products in the fire service, homeland security and military markets is strongly influenced by the levels of government funding available to address the needs of first responders and to meet the requirements of military operations. A reduction in available government funding could adversely affect the demand for our products in these markets.

ACQUISITIONS

On September 1, 2005, we acquired Microsensor Systems, Inc. of Bowling Green, Kentucky. Microsensor Systems is a world leader in surface acoustic wave based chemical sensing technology used to detect chemical warfare agents. We believe the acquisition of Microsensor Systems significantly strengthens our position as a premier provider of leading edge detection technology, while expanding our product offerings in the homeland security, emergency responder, law enforcement, military and industrial markets. The initial purchase price was $12.1 million. Additional consideration of up to $2.3 million could be paid based on sales of certain Microsensor Systems products from September 1, 2005 through August 31, 2010.

On June 30, 2004, we acquired Sordin AB of Varnamo, Sweden, a leading manufacturer of passive and electronic hearing protection designed for the industrial, law enforcement and military markets. We believe the acquisition of Sordin enhances our position as a provider of modern, leading-edge hearing protective devices. Many of Sordin’s products are compatible with our other safety products, including our flagship V-Gard® Hard Hat. Sordin also developed the modular integrated communications system currently being used with the Advanced Combat Helmet that we manufacture for the U.S. Army. The initial purchase price was $4.3 million. Additional consideration of up to $5.4 million could be paid based on Sordin’s earnings performance through June 30, 2009.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales. Net sales for the three months ended September 30, 2005 were $217.9 million, compared with $220.0 million during the same period in 2004, a decrease of $2.1 million, or 1%.

	Three Months Ended September 30		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2005	2004
North America	$132.1	$151.2	$(19.1)	(13)%
Europe	43.4	40.7	2.7	7%
International	42.4	28.0	14.4	51%

Net sales in our North American segment were $132.1 million for the third quarter of 2005, a decrease of $19.1 million, or 13%, compared to $151.2 million for the third quarter of 2004. The sales decrease in the current quarter reflects lower shipments of self contained breathing apparatus, or SCBAs, and gas masks, partially offset by higher shipments of head protection, instruments and thermal imaging cameras. Our sales of SCBAs were down approximately $19.0 million compared to the third quarter of 2004. The decrease in SCBA sales was primarily due to delays in 2005 federal funding to local fire departments under the Assistance to Firefighters Grant Program. The 2005 grants were announced in August. In 2004, these grants began to flow to fire departments during the second quarter. Gas mask sales were approximately $5.8 million lower than in the third quarter of 2004. The decrease in gas mask sales in the current quarter reflects lower shipments of military masks, as well as commercial masks to the homeland security market, following very strong demand in the third quarter of 2004. We expect that gas mask sales will continue to be below 2004 levels through the remainder of the year as our current military contract winds down. Our sales of head protection and instruments were up approximately $2.7 million and $1.2 million, respectively, during the current quarter on increased demand in construction and industrial markets. Thermal imaging camera, or TIC, sales improved approximately $1.5 million, reflecting interest in the recently-introduced Evolution 5200 and improved availability of component parts. Combined shipments of Advanced Combat Helmets and related communication systems were relatively flat quarter-to-quarter.

In Europe, our net sales for the third quarter of 2005 were $43.4 million, an increase of $2.7 million, or 7%, compared to $40.7 million in the same quarter of 2004. The sales improvement was primarily in our German operations, including large contracts for Eastern Europe. The effect of currency exchange differences on net sales when stated in U.S. dollars was minimal quarter-to-quarter.

Net sales for the International segment were $42.4 million for the third quarter of 2005, an increase of $14.4 million, or 51%, compared to $28.0 million in the third quarter of 2004. The most significant sales improvement during the current quarter was in the Middle East, where sales were up approximately $4.5 million on a large breathing apparatus order. Local currency sales were up approximately $1.3 million in our South American companies, reflecting improved economic conditions and focused sales effort. Our operations in China and Hong Kong reported local currency sales increases of approximately $2.4 million and $1.9 million, respectively. The favorable effect of stronger international currencies, particularly the Brazilian real and the Australian dollar, on net sales when stated in U.S. dollars accounted for approximately $1.5 million of the increase.

Cost of Products Sold. Cost of products sold was $136.7 million for the third quarter of 2005, an increase of $5.1 million, or 4%, from $131.6 million in the third quarter of 2004.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits of $1.6 million and $2.0 million during the third quarters of 2005 and 2004, respectively.

Gross Profit. Gross profit for the third quarter of 2005 was $81.2 million, which was $7.2 million, or 8%, lower than gross profit of $88.4 million in the third quarter of 2004. The ratio of gross profit to net sales decreased to 37.3% in the third quarter of 2005 compared to 40.2% in the same quarter last year. The decrease in the gross profit ratio in the third quarter of 2005 was primarily related to sales mix changes in North America, on proportionately lower sales of higher margin SCBAs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $50.0 million during the third quarter of 2005, a decrease of $3.6 million, or 7%, compared to $53.6 million in the third quarter of 2004. Selling, general and administrative expenses were 23.0% of net sales in the third quarter of 2005 compared to 24.4% of net sales in the third quarter of 2004. The decrease reflects lower expenses in the North American segment, partially offset by higher expenses in the European and International segments. Selling, general and administrative expenses were approximately $5.0 million lower in our North American segment. The decrease reflects lower selling expenses, as well as cost control in administrative areas. This reduction was partially offset by higher selling, general and administrative expenses in our European and International segments, related primarily to additional costs associated with generating and supporting higher sales levels in those segments.

Research and Development Expense. Research and development expense was $5.2 million during the third quarter of 2005, a decrease of $0.4 million, or 7%, compared to $5.6 million during the third quarter of 2004. The decrease occurred in North America and Europe reflecting the timing of certain instrument and hearing protection research efforts.

Depreciation and Amortization Expense. Depreciation and amortization expense, which is reported in cost of products sold, selling, general and administrative expenses, and research and development expenses, was $6.2 million for the third quarter of 2005, a decrease of $0.4 million, or 6%, compared to $6.6 million for the third quarter of 2004. The decrease related primarily to lower depreciation on Advanced Combat Helmet production equipment.

Interest Expense. Interest expense was $1.3 million during the third quarter of 2005, an increase of $0.3 million, or 34%, from $1.0 million for the third quarter of 2004. Higher interest expense in the current quarter was primarily related to increased short-term borrowings.

Currency Exchange Gains and Losses. Currency exchange differences resulted in a gain of $0.6 million in the third quarter of 2005 compared to a gain of $1.0 million in the third quarter of 2004. The currency exchange gain in the current quarter related primarily to the strengthening of the Canadian dollar. The currency exchange gain in the third quarter of 2004 was primarily due to the strengthening of the Canadian dollar and the euro.

Other Income. Other income for the third quarter of 2005 was $0.7 million compared to $2.0 million for the third quarter of 2004. During the third quarter of 2004, we recognized approximately $1.1 million of estimated interest income with respect to settled issues in the audits of tax years 1995 through 2001.

Income Taxes. Our provision for income taxes for the three months ended September 30, 2005 includes a favorable return to provision adjustment of approximately $0.2 million related to our 2004 tax return. Excluding this discrete item, our effective tax rate for the third quarter of 2005 was 35.3% compared to 38.6% for the same quarter last year. The lower effective tax rate is primarily due to the favorable effect of the Domestic Production Deduction enacted as part of the American Jobs Creation Act of 2004 and a better foreign tax profile. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for years not yet settled. We do not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years.

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

Net Income. Net income for the three months ended September 30, 2005 was $17.1 million, or $.47 per basic share, compared to $19.1 million, or $.51 per basic share, for the same quarter last year.

North American segment net income for the third quarter of 2005 was $12.0 million, a decrease of $4.0 million, or 25%, compared to $16.0 million in the third quarter of 2004. The decrease was primarily related to lower sales and gross margins in the current quarter, partially offset by a reduction in selling, general and administrative expenses.

European segment net income during the third quarter of 2005 was $1.2 million, a decrease of $0.1 million, or 11%, from $1.3 million during the third quarter of 2004. Improved sales and gross margins, were offset by higher selling, general and administrative expenses.

International segment net income for the third quarter of 2005 was $3.6 million, an increase of $1.4 million, or 62%, compared to $2.2 million in the same quarter last year. The improvement in International segment net income was primarily related to the previously discussed sales growth.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales. Net sales for the nine months ended September 30, 2005 were $666.1 million, an increase of $38.5 million, or 6%, from $627.6 million for the nine months ended September 30, 2004.

	Nine Months Ended September 30		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2005	2004
North America	$418.3	$424.8	$(6.5)	(2)%
Europe	137.5	121.8	15.7	13%
International	110.2	80.9	29.3	36%

Net sales in our North American segment for the nine months ended September 30, 2005 were $418.3 million, a decrease of $6.5 million, or 2%, compared to $424.8 million for the same period in 2004. The sales decrease in the nine months ended September 30, 2005 reflects lower shipments of SCBAs and gas masks, partially offset by higher shipments of Advanced Combat Helmets and related communication systems, head protection, and instruments. In the fire service market, our SCBA sales were down approximately $25.1 million compared to the nine months ended September 30, 2004. The decrease in SCBA sales was primarily due to delays in 2005 federal funding to local fire departments under the Assistance to Firefighters Grant Program. The 2005 grants were announced in August. In 2004, these grants began to flow to fire departments during the second quarter. Gas mask sales were approximately $12.8 million lower than in the same period of 2004. The decrease in gas mask sales in the current period reflects lower shipments of military masks, as well as commercial masks to the homeland security market, following very strong demand in 2004. During 2003 and 2004, we saw significant demand for gas masks in the homeland security market. We expect that gas mask sales will continue to be below 2004 levels through the remainder of the year as our current military contract winds down. Our shipments of Advanced Combat Helmets and related communications systems to the military improved during the current period by approximately $15.5 million and $5.8 million, respectively. Our sales of head protection and instruments were up approximately $7.4 million and $4.0 million, respectively, on increased demand in construction and industrial markets. Although we have seen significant interest and demand for the recently-introduced Evolution 5200 thermal imaging camera, sales of TICs have been flat year-to-year due to production delays earlier this year caused by a parts supply issue with a key vendor. The parts availability issue was largely resolved during the current quarter.

In Europe, net sales for the nine months ended September 30, 2005 were $137.5 million, an increase of $15.7 million, or 13%, compared to $121.8 million in the same period in 2004. Approximately $5.8 million of the increase was related to sales by Sordin during the first half of 2005. We acquired Sordin on June 30, 2004. The favorable effect of a stronger euro on net sales when stated in U.S. dollars accounted for approximately $3.3 million of the increase. The remainder of the increase reflects improved sales throughout Europe, including the shipment of several large breathing apparatus orders for the fire service and police markets.

Net sales for the International segment were $110.2 million for the nine months ended September 30, 2005, an increase of $29.3 million, or 36%, from $80.9 million for the same period in 2004. Local currency sales were up over $6.0 million in our South American companies, reflecting improved economic conditions and focused sales initiatives. Our sales in the Middle East were approximately $5.5 million higher during the current period primarily due to a large breathing apparatus order. Our operations in Australia and China each reported sales increases of approximately $4.5 million. The favorable effect of stronger international currencies, particularly the Brazilian real, Australian dollar, and South African rand on net sales when stated in U.S. dollars accounted for approximately $4.5 million of the increase.

Cost of Products Sold. Cost of products sold was $404.1 million for the nine months ended September 30, 2005, an increase of $31.6 million, or 8%, compared to $372.5 million for the same period last year.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits of $4.9 million and $5.9 million for the nine month periods ended September 30, 2005 and 2004, respectively.

Gross Profit. Gross profit for the nine months ended September 30, 2005 was $262.0 million, which was $6.9 million, or 3%, higher than $255.1 million for the same period in 2004. The ratio of gross profit to net sales was 39.3% for the nine months ended September 30, 2005 compared to 40.7% in the same period last year. The lower gross profit ratio in the nine months ended September 30, 2005 was primarily related to sales mix changes in North America, on proportionately lower sales of higher margin SCBAs and gas masks and proportionately higher sales of Advanced Combat Helmets to the U.S. military at gross margins that are generally lower than our margins on commercial sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $156.7 million during the nine months ended September 30, 2005, an increase of $3.5 million, or 2%, compared to $153.2 million for the same period last year. Selling, general and administrative expenses were 23.5% of net sales in the nine months ended September 30, 2005 compared to 24.4% of net sales in the first nine months of last year. Current period selling, general and administrative expenses in the North American segment were approximately $2.0 million lower than in the same period last year, reflecting decreased selling expenses, as well as cost control in administrative areas. Exchange effects related to the strengthening of international currencies, particularly the euro, Australian dollar and Brazilian real, increased selling, general and administrative expenses by approximately $2.8 million in the current period. The remainder of the increase reflects higher local currency expenses in the European and International segments, on higher sales volumes.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2005 was $16.9 million, an increase of $1.0 million, or 6%, compared to $15.9 million for the first nine months of 2004. Approximately $0.7 million of the increase related to the inclusion of Sordin, which we acquired on June 30, 2004. The remainder of the increase occurred primarily in North America and reflects our continued emphasis on developing innovative new products.

Depreciation and Amortization Expense. Depreciation and amortization expense, which is reported in cost of products sold, selling, general and administrative expenses, and research and development expenses, was $19.0 million for the nine months ended September 30, 2005, an increase of $0.8 million, or 4%, compared to $18.2 million for the same period last year. The increase was primarily due to production equipment additions that we have made in North America.

Interest Expense. Interest expense for the nine months ended September 30, 2005 was $3.9 million, an increase of $1.2 million, or 45%, compared to $2.7 million in the same period last year. Interest expense for the nine months ended September 30, 2004 was favorably affected by a realized gain of $0.7 million on an interest rate swap transaction that was terminated during the first quarter of that year. The remainder of the increase relates primarily to higher short term borrowings during the current period.

Currency Exchange Gains and Losses. Currency exchange losses were $0.7 million during the nine months ended September 30, 2005 and $1.0 million in the same period last year. The loss during the nine months ended September 30, 2005 was primarily related to the weakening of the euro, partially offset by the effects of a stronger Canadian dollar. The loss during the first nine months of 2004 was primarily due to the weakening of the euro.

Other Income. Other income for the nine months ended September 30, 2005 was $3.1 million, a decrease of $0.4 million compared to $3.5 million in the same period last year. During the nine months ended September 30, 2005, we recognized a gain of approximately $0.7 million on the sale of idle production equipment in Germany and estimated interest income of approximately $0.5 million related to settled issues in the IRS audits of tax years 1995 through 2001. During the nine months ended September 30, 2004, we recognized approximately $1.1 million of estimated interest income with respect to settled issues in the audits of tax years 1995 through 2001.

Income Taxes. In June 2005, we received communication from the Internal Revenue Service indicating that their audits of our federal income tax returns for the years 1995 through 2001 were substantially complete, with no adverse adjustments to research and development credits that we claimed during the period covered by the examinations. On the basis of this communication, our provision for income taxes for the nine months ended September 30, 2005 includes a one-time benefit of approximately $2.0 million, primarily related to the release of previously-established reserves taken on research and development credits claimed in those years. Excluding this discrete item and a favorable return-to-provision adjustment related to our 2004 tax returns of approximately $0.2 million, our effective tax rate for the nine months ended September 30, 2005 was 36.3% compared to 37.8% for the same period last year. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for years not yet settled. We do not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years.

Net Income. Net income for the nine months ended September 30, 2005 was $57.6 million, or $1.58 per basic share, compared to $53.4 million, or $1.44 per basic share, for the same period last year.

North American segment net income for the nine months ended September 30, 2005 was $42.8 million, a decrease of $1.7 million, or 4%, compared to $44.5 million in the same period in 2004. As previously discussed, North American net income for the current period includes a one-time income tax benefit of approximately $2.0 million. Excluding this benefit, North American net income decreased approximately $3.7 million, or 8%. The decrease was primarily related to lower sales and gross margins during the current period.

European segment net income during the nine months ended September 30, 2005 was $7.8 million, an increase of $3.4 million, or 75%, from $4.4 million during the same period in 2004. The increase includes approximately $1.1 million of income related to the inclusion of Sordin which was acquired on June 30, 2004. The remainder of the improvement was primarily related to higher sales.

International segment net income for the nine months ended September 30, 2005 was $7.9 million, an increase of $2.4 million, or 43%, compared to $5.5 million in the same period last year. The improvement in International segment net income was primarily related to the previously discussed sales growth.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents decreased $11.0 million during the nine months ended September 30, 2005 and the nine months ended September 30, 2004. The decrease in cash during the current period was primarily due to the purchase of $54.0 million of treasury stock, partially offset by a $26.3 million increase in short term debt. Operating cash flow was $35.1 million higher than in the same period last year.

Operating activities provided cash of $59.3 million during the nine months ended September 30, 2005, compared to providing cash of $24.2 million in the nine months ended September 30, 2004. Operating cash flow increased primarily due to higher earnings and lower investment in operating assets and liabilities. Trade receivables were $156.9 million at September 30, 2005 and $157.8 million at December 31, 2004. LIFO inventories were $129.4 million at September 30, 2005 and $124.8 million at December 31, 2004.

Cash provided by operating activities in the nine months ended September 30, 2004 included $2.1 million from discontinued operations, primarily through the collection of trade receivables that were reported as assets held for sale at December 31, 2003. Those receivables related to our Callery Chemical Division, which was sold in September 2003.

Investing activities used cash of $31.1 million during the nine months ended September 30, 2005, compared to using $22.6 million in the same period last year. During the nine months ended September 30, 2005 and 2004, we used cash of approximately $17.5 million and $16.8 million, respectively, for property additions, primarily production equipment in the U.S. During the nine months ended September 30, 2005, we received approximately $1.0 million from the sale of excess production equipment in Germany. Acquisitions and other investing activities during the nine months ended September 30, 2005 and 2004 used cash of $14.7 million and $6.0 million, respectively. In the nine months ended September 30, 2005, we used net cash of approximately $12.0 million for the acquisition of Microsensor Systems Inc. In the nine months ended September 30, 2004, we used net cash of approximately $4.2 million for the acquisition of Sordin.

Financing activities used $37.4 million of cash in the nine months ended September 30, 2005, compared to using $11.9 million in the same period last year. During the nine months ended September 30, 2005, we used cash of $54.1 million to purchase treasury shares. We financed a portion of these treasury share purchases through short-term borrowings, which increased $26.3 million during the nine months ended September 30, 2005.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at September 30, 2005 resulted in a translation loss of $8.7 million being charged to the cumulative translation adjustments shareholders’ equity account in the nine months ended September 30, 2005, compared to a loss of $1.4 million in the nine months ended September 30, 2004. Translation losses in the nine months ended September 30, 2005 were primarily related the effect of a weaker euro on our operations in Europe. The translation loss during the nine months ended September 30, 2004 related primarily to our operations in Europe, Australia and South Africa reflecting a weakening of these currencies in relation to the U.S. dollar.

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

In September 2003, we entered into a lease agreement with BASF pertaining to that portion of the Callery Chemical site that is occupied by our Evans City, Pennsylvania manufacturing operations. The initial term of the lease was one year, with a renewal option for five successive one year periods. In September 2005, we exercised our second one year renewal option.

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 3,000 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 32,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

Product liability. We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. We accrue for our estimates of the probable costs to be incurred in the resolution of product liability claims. These estimates are based on actuarial valuations, past experience, and our judgments regarding the probable outcome of pending and threatened claims. Due to uncertainty as to the ultimate outcome of pending and threatened claims, as well as the incidence of future claims, it is possible that future results could be materially affected by changes in our assumptions and estimates related to product liability matters. Our product liability expense averaged less than 1% of net sales during the three years ended December 31, 2004.

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

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. There were no valuation allowances as of September 30, 2005.

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

Pensions and other postretirement benefits. We account for our pension and postretirement benefit plans as required under FAS No. 87, Employers’ Accounting for Pensions, and FAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to recognize these costs over the expected working life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates, and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year.

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

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, which is a revision of FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123R requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. This Statement applies to all awards granted on or after January 1, 2006, and to awards modified, repurchased, or cancelled after that date. We will recognize compensation cost on a prospective basis beginning January 1, 2006, for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of these awards calculated under FAS No. 123 for pro forma disclosures. We expect that adopting this Statement will reduce our net income in 2006 by approximately $2.0 million.

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

The demand for our products sold to the fire service market, the homeland security market and to U.S. government agencies, including the Department of Defense, is, in large part, driven by available government funding. The level of government funding in these areas has increased significantly since the September 11, 2001 attacks and has fueled the demand for many of our products such as SCBAs, gas masks and Advanced Combat Helmets. Approximately 16% of our net sales for the year ended December 31, 2004 were made directly to U.S. military customers. Government budgets and spending priorities are set annually and we cannot assure you that government funding will be sustained at the same level in the future. A significant reduction in available government funding in the future could materially and adversely affect our net sales, earnings and cash flow.

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

We have significant business operations in over 30 foreign countries. In 2004, approximately 34% of our net sales were made by operations located outside the United States. Our international operations are subject to various political, economic and other risks and uncertainties, which could adversely affect our business. These risks include the following:

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

For the year ended December 31, 2004, our operations in our Europe and International segments accounted for approximately 20% and 14% of our net sales, respectively. The results of our foreign operations are reported in local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods. We cannot assure you that we will be able to effectively manage our exchange rate risks or that any volatility in currency exchange rates will not have a material adverse effect on our results of operations and financial condition.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the nine months ended September 30, 2005 by approximately $24.8 million and $1.6 million, respectively. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2005, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At September 30, 2005, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $0.8 million. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.4 million in the fair value of the interest rate swap.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2005	—	—	—	116,466
August 1 — August 31, 2005	—	—	—	116,466
September 1 — September 30, 2005	—	—	—	116,466

On October 26, 2004, the Board of Directors authorized the purchase of up to 200,000 shares of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date.

On November 2, 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date.

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

MINE SAFETY APPLIANCES COMPANY

November 4, 2005	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Vice President — Finance; Duly Authorized Officer and Principal Financial Officer