Form 10-K
period 2005-12-31
MINE SAFETY APPLIANCES CO
filed 2006-03-06
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Gamma Drive RIDC Industrial Park O’Hara Township Pittsburgh, Pennsylvania	15238
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 412-967-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 17, 2006, there were outstanding 36,545,045 shares of common stock, no par value, not including 3,000,525 shares held by the Mine Safety Appliances Company Stock Compensation Trust. The aggregate market value of voting stock held by non-affiliates as of June 30, 2005 was approximately $1,443 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the May 11, 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, but are not limited to, those listed in this report under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable words. These statements are only predictions and are not guarantees of future performance. Therefore, actual events or results may differ materially from those expressed or forecast in these forward-looking statements.

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

Segments—We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into the following three geographic segments: North America, Europe, and International. Segment information is presented in the note entitled “Segment Information” in Item 8—Financial Statements and Supplementary Data.

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

Respiratory protection. Respiratory protection products are used to protect against the harmful effects of contamination caused by dust, gases, fumes, volatile chemicals, sprays, micro-organisms, fibers and other contaminants. We offer a broad and comprehensive line of respiratory protection products, including:

•	Self Contained Breathing Apparatus, or SCBAs. SCBAs are used by first responders, petrochemical plant workers and anyone entering an environment deemed immediately dangerous to life and health. SCBAs are also used by first responders to protect against exposure to chemical, biological, radiological and nuclear, or CBRN, agents.

•	Filtering respirators. Filtering respirators cover a broad class of respirators for many hazardous applications, including:

•	full face gas masks for the military and first responders exposed to known and unknown concentrations of dangerous gases, chemicals, vapors and particulates;

•	half mask respirators for industrial workers, painters and construction workers exposed to known concentrations of gases, vapors and particulates;

•	powered-air purifying respirators for industrial, hazmat and remediation workers who have longer term exposures to hazards in their work environment; and

•	dust and pollen masks for maintenance workers, contractors and at-home consumers exposed to nuisance dusts, allergens and other particulates.

•	Gas masks. We have supplied gas masks to the U.S. military for several decades. The latest versions of these masks are currently in use by the U.S. military in Iraq, Afghanistan and other parts of the world. Our commercial version of this gas mask, the Millennium, was developed based on the MCU-2/P, the gas mask currently used by the U.S. Air Force and U.S. Navy.

•	Escape hoods. Our Response Escape Hood is used by law enforcement personnel, government workers, chemical and pharmaceutical workers, and anyone needing to escape from unknown concentrations of a chemical, biological or radiological release of toxic gases and vapors. The hood gives users head and upper neck coverage and respiratory protection to help them escape from threatening situations quickly and easily.

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

•	Single- and multi-gas hand-held detectors. Our single- and multi-gas detectors provide portable solutions for detecting the presence of oxygen, hydrogen sulfide, carbon monoxide and combustible gases, either singularly or all four gases at once. Our hand held portable instruments are used by chemical workers, oil and gas workers, utility workers entering confined spaces, or anywhere a user needs protection to continuously monitor the quality of the atmosphere they are working in and around.

•	Thermal imaging cameras. Our infrared thermal imaging cameras, or TICs, are used in the global fire service market. TICs detect sources of heat in order to locate firefighters and other people trapped inside burning or smoke-filled structures. TICs can also be used to identify “hot spots.” Recently, we introduced the Evolution® 5200 Thermal Imaging Camera, which combines the functionality and durability required by the fire service with features and performance capabilities not found in other small format TICs.

•	Multi-point permanently installed gas detection systems. Our comprehensive line of gas monitoring systems is used to continuously monitor for combustible and toxic gases and oxygen deficiency in virtually any gas detection application where continuous monitoring is required. Our systems are used for gas detection in the pulp and paper, refrigerant monitoring, petrochemical and general industrial applications. Our newest line, the SafeSite Hazardous Gas Detection System, designed and developed for homeland security applications, combines the technologies and features from our line of permanent and portable gas detection offerings. The SafeSite System detects and communicates the presence of toxic industrial chemicals and chemical warfare agents. With up to 16 monitoring stations, wirelessly connected to a base station, the SafeSite System allows law enforcement officials to rapidly deploy and set up perimeter gas sensing sentinels that continuously monitor the air for toxic gases at large public events, in subways or at federal facilities, and continuously report their status to incident command.

•	Flame detectors and open-path infrared gas detectors. Our line of flame and combustible gas detectors is used for plant-wide monitoring of toxic gas concentrations and for detecting the presence of flames. These systems utilize infrared optics to detect potentially hazardous conditions across distances as far as 120 meters, making them suitable for use in such places as offshore oil rigs, storage vessels, refineries, pipelines, and ventilation ducts. First used in the oil and gas industry, our systems currently have broad applications in petrochemical facilities, the transportation industry and in pharmaceutical production.

Eye, face, hearing and head protection. Eye, face, hearing and head protection is used in work environments where hazards present a danger to the eye, face, hearing and head, such as dust, flying particles, metal fragments, chemicals, extreme glare, optical radiation and items dropped from above. Our basic categories of these products are:

•	Industrial hard hats. Our broad line of hard hats include full-brim hats and traditional hard hats, available in custom colors and with custom logos. These hard hats are used by plant, steel and construction workers, miners and welders.

•	Fire helmets. Our fire service products include leather, traditional, modern and specialty helmets designed to satisfy the preferences of firefighters across geographic regions. Our CairnsHELMET is the number one helmet in the North American fire service market based on 2005 sales. Similarly, our Gallet firefighting helmet has a number one market position in Europe based on 2005 sales.

•	Military helmets. The Advanced Combat Helmet is used by the military for ballistic head protection. It was originally designed for the Special Forces of the U.S. military and has now been designated as the “basis of issue” by the U.S. Army. The Advanced Combat Helmet earned the distinction of being named one of the greatest inventions of 2002 by the Department of Army’s Materiel Command.

•	Eye, face and hearing protection. We manufacture and sell a broad line of hearing protection products, non-prescription protective eyewear and face shields, used in a variety of industries.

Body protection.

•	Fall protection. Our broad line of fall protection equipment includes the following: confined space equipment; harnesses/fall arrest equipment; lanyards; and lifelines.

•	Ballistic body armor. Our ForceField™ Body Armor line, introduced in September 2005, features two concealable ballistic vests and one over-the-uniform tactical vest designed for SWAT applications.

Customers—Our customers generally fall into three categories: industrial and military end-users, distributors, and retail consumers. In North America, we make nearly all of our non-military sales through our distributors. In our Europe and International segments, we make our sales through both indirect and direct sales channels. Our U.S. military customers, which are comprised of multiple U.S. government entities, including the Department of Defense, represented the largest group of customers based on our 2005 net sales and accounted for approximately 15% of sales. The year-end backlog of orders under contracts with U.S. government agencies was $57.9 million in 2005, $80.8 million in 2004, and $83.7 million in 2003.

Industrial and military end-users—Examples of the primary industrial and military end-users of our core products are listed below:

Products	Primary End-Users
Respiratory Protection	First Responders; General Industry Workers; Military Personnel

Gas Detection	Oil, Gas, Petrochemical and Chemical Workers; First Responders; Hazmat and Confined Space Workers

Head, Eye and Face, and Hearing Protection	Construction Workers and Contractors; First Responders; General Industry Workers; Military Personnel

Thermal Imaging Cameras	First Responders

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

In areas where we use indirect selling, we promote, distribute, and service our products to general industry through select authorized national, regional, and local distributors. Some of our key distributors include: Airgas; W.W. Grainger Inc.; Fisher Safety, a division of Fisher Scientific International Inc.; and Hagemeyer. In North America, we distribute fire service products primarily through specially trained local and regional distributors who provide advanced training and service capabilities to volunteer and paid municipal fire departments. In our Europe and International segments, we primarily sell to and service the fire service market directly. Because of our broad and diverse product line and our desire to reach as many markets and market segments as possible, we have over 4,000 authorized distributors worldwide.

We market consumer products under the MSA Safety Works brand through a dedicated sales and marketing force. We serve the retail consumer through various channels, including distributors, such as Orgill Bros., hardware and equipment rental outlets, such as United Rentals, and retail chains, such as The Home Depot and TrueValue.

Competition—We believe the worldwide personal protection equipment market, including the sophisticated safety products market in which we compete, generates annual sales in excess of $12 billion. The industry supplying this market is broad and highly fragmented with few participants able to offer a comprehensive line of safety products. Generally, global demand for safety products has been stable or growing because purchases of these products are non-discretionary since they protect workers in hazardous and life-threatening work environments and because their use is often mandated by government and industry regulations. Moreover, safety products industry revenues reflect the need to consistently replace many safety products that have limited life spans due to normal course wear-and-tear or because they are one-time use products by design.

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

Research and Development—To maintain our position at the forefront of protective equipment technology, we operate three sophisticated research and development facilities. We believe our dedication and commitment to innovation and research and development allow us to produce innovative sophisticated safety products that are often first to market and exceed industry standards. In 2005, 2004, and 2003, on a global basis, we spent approximately $21.9 million, $22.6 million, and $20.9 million, respectively, on research and development. Our engineering groups operate primarily in the United States and Germany, and to a lesser extent in Australia, France, Brazil, China, Sweden, Japan, and Italy. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the company, including research and development, marketing, sales, operations and quality management. These teams are responsible for setting product line strategy based on their understanding of the markets and the technologies, opportunities and challenges they foresee in each product area. These teams present their strategies, new product development portfolios and resource allocation recommendations to our global research and development alignment council, made up of senior executives from our global operations. The council refines the recommendations and presents them to our senior executive team, which consists of the chief executive officer, chief financial officer, and presidents of our North America, Europe and International segments. The senior executive team then establishes resource allocation, corporate alignment and strategic direction.

We believe our team-based, cross-geographic and cross-functional approach to new product development is a source of competitive advantage. Our approach to the new product development process allows us to tailor our product offerings and product line strategies to satisfy distinct customer preferences and industry regulations that vary across our three geographic segments.

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

Patents and Intellectual Property—We own and have obtained licenses to significant intellectual property, including a number of domestic and foreign patents, patent applications and trademarks related to our products, processes and business. Although our intellectual property plays an important role in maintaining our competitive position in a number of markets that we serve, no single patent, or patent application, trademark or license is, in our opinion, of such value to us that our business would be materially affected by the expiration or termination thereof, other than the “MSA” trademark. Our patents expire at various times in the future not exceeding 20 years. Our general policy is to apply for patents on an ongoing basis in the United States and other countries, as appropriate, to perfect our patent development. In addition to our patents, we have also developed or acquired a substantial body of manufacturing know-how that we believe provides a significant competitive advantage over our competitors.

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

Employees—As of December 31, 2005, we had approximately 4,500 employees, approximately 2,300 of whom were employed by our Europe and International segments. None of our U.S. employees are subject to the provisions of a collective bargaining agreement. Some of our employees outside the United States are members of unions. We have not experienced a work stoppage in over 10 years and believe our relations with our employees are good.

Available Information—We post the following filings on the Investor Relations page on our Web site at www.msanet.com as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations Web page are available to be viewed on this page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission.

Item 1A. Risk Factors

A reduction in the spending patterns of government agencies could materially and adversely affect our net sales, earnings and cash flow.

The demand for our products sold to the fire service market, the homeland security market and to U.S. government agencies, including the Department of Defense, is, in large part, driven by available government funding. For example, the level of government funding in these areas increased significantly after the attacks of September 11, 2001 and fueled the demand for many of our products such as SCBAs, gas masks and Advanced Combat Helmets. Approximately 15% of our net sales for the year ended December 31, 2005 were made directly to U.S. military customers. Government budgets are set annually and we cannot assure you that government funding will be sustained at the same level in the future. A significant reduction in available government funding in the future could materially and adversely affect our net sales, earnings and cash flow.

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

We have business operations in over 30 foreign countries. In 2005, approximately 38% of our net sales were made by operations located outside the United States. Our international operations are subject to various political, economic and other risks and uncertainties, which could adversely affect our business. These risks include the following:

•	unexpected changes in regulatory requirements;

•	currency exchange rate fluctuations;

•	changes in trade policy or tariff regulations;

•	changes in tax laws and regulations;

•	intellectual property protection difficulties;

•	difficulty in collecting accounts receivable;

•	complications in complying with a variety of foreign laws and regulations, some of which conflict with U.S. laws;

•	trade protection measures and price controls;

•	trade sanctions and embargos;

•	nationalization and expropriation;

•	increased international instability or potential instability of foreign governments;

•	the need to take extra security precautions for our international operations; and

•	costs and difficulties in managing culturally and geographically diverse international operations.

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

For the year ended December 31, 2005, our operations in our Europe and International segments accounted for 21% and 16% of our net sales, respectively. The results of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods. We cannot assure you that we will be able to effectively manage our exchange rate risks or that any volatility in currency exchange rates will not have a material adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 121 Gamma Drive, RIDC Industrial Park, O’Hara Township, Pittsburgh, Pennsylvania 15238 in a 93,000 square-foot building owned by us. We own or lease our primary facilities located in seven states in the United States and in a number of other countries. We believe that all of our facilities, including the manufacturing facilities, are in good repair and in suitable condition for the purposes for which they are used.

The following table sets forth a list of our primary facilities:

Location	Function	Square Feet	Owned or Leased
North America
Murrysville, PA	Manufacturing	295,000	Owned
Cranberry Twp., PA	Office, Research and Development, and Manufacturing	212,000	Owned
Evans City, PA	Manufacturing	194,000	Leased
Jacksonville, NC	Manufacturing	107,000	Owned
Pittsburgh, PA	Office	93,000	Owned
Pittsburgh, PA	Distribution	81,000	Leased
Cranberry Twp., PA	Research and Development	68,000	Owned
Sparks, MD	Office, Research and Development, and Manufacturing	52,000	Leased
Englewood, CO	Manufacturing	41,000	Leased
Clifton, NJ	Manufacturing	41,000	Owned
Englewood, CO	Distribution	15,000	Leased
Newport, VT	Manufacturing	12,000	Leased
Bowling Green, KY	Office, Research and Development, and Manufacturing	7,000	Leased
Mexico City, Mexico	Distribution and Manufacturing	6,000	Leased
Toronto, Canada	Distribution	5,000	Leased

Europe
Berlin, Germany	Office, Research and Development, Manufacturing and Distribution	340,000	Leased
Chatillon sur Chalaronne, France	Office, Research and Development, Manufacturing and Distribution	94,000	Leased
Glasgow, Scotland	Office and Manufacturing	25,000	Leased
Milan, Italy	Office, Research and Development and Distribution	25,000	Owned
Mohammedia, Morocco	Manufacturing	24,000	Owned
Varnamo, Sweden	Office, Research and Development, Manufacturing and Distribution	17,000	Leased
Glasgow, Scotland	Distribution	6,000	Leased

International
Wuxi, China	Office, Research and Development, Manufacturing and Distribution	92,000	Owned
Johannesburg, South Africa	Office, Manufacturing and Distribution	89,000	Leased
São Paulo, Brazil	Office, Research and Development, Manufacturing and Distribution	60,000	Owned
Sydney, Australia	Office, Research and Development, Manufacturing and Distribution	57,000	Owned
Lima, Peru	Office and Distribution	34,000	Owned
Santiago, Chile	Office, Manufacturing and Distribution	8,000	Owned

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 3,000 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 26,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes and other relevant information. We reevaluate our exposures on an ongoing basis and make adjustments to the reserve as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers indicating all positions held during the past five years:

Name	Age	Principal Occupations or Employment During Past Five Years
John T. Ryan III	62	Chairman of the Board of Directors; Chief Executive Officer since October 1991.

James H. Baillie	59	Vice President; President, MSA Europe since March 1999.

Joseph A. Bigler	56	Vice President since January 1998; primarily responsible for North American sales and distribution.

Kerry M. Bove	47	Vice President since August 2000; primarily responsible for North American manufacturing operations and materials management and the optimization of global manufacturing operations.

Rob Cañizares M.	56	Vice President; President, MSA International since January 2003. Prior to that time, Mr. Cañizares was senior vice president of global sales and service group of Trane Company.

Ronald N. Herring, Jr.	45	Vice President since January 2004; primarily responsible for North American marketing, research and engineering, and quality assurance. Prior to that time, Mr. Herring served as the general manager of the safety products division, and as the director of marketing for the safety products division.

William M. Lambert	47	Vice President; President, MSA North America since January 2003. Prior to that time, Mr. Lambert was vice president and general manager of the safety products division.

Douglas K. McClaine	48	Vice President, Secretary and General Counsel since May 2005; and served as secretary and general counsel since July 2002. Prior to that time, Mr. McClaine was associate general counsel.

Stephen C. Plut	46	Vice President, Chief Information Officer since May 2005. Prior to that time, Mr. Plut was chief information officer.

Dennis L. Zeitler	57	Vice President; Chief Financial Officer and Treasurer since November 2000.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “MSA.” Stock price ranges and dividends declared and paid were as follows:

	Price Range of Our Common Stock
	High	Low	Dividends
Year ended December 31, 2004
First Quarter	$31.92	$21.37	$.07
Second Quarter	36.75	25.10	.10
Third Quarter	44.00	31.50	.10
Fourth Quarter	52.50	35.00	.10

Year ended December 31, 2005
First Quarter	$53.00	$36.25	$.10
Second Quarter	47.29	33.89	.14
Third Quarter	50.18	38.13	.14
Fourth Quarter	42.60	35.18	.14

On February 17, 2006, there were 405 registered holders of our shares of common stock.

The information appearing in Part III below regarding common stock issuable under our equity compensation plans is incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2005	—	—	—	116,466
November 1 - November 30, 2005	731	$36.99	731	2,692,391
December 1 - December 31, 2005	100,000	36.69	100,000	2,777,403

On October 26, 2004, the Board of Directors authorized the purchase of up to 200,000 shares of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date.

On November 2, 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date. The maximum shares that may yet be purchased are calculated based on the dollars remaining under the program and the respective month-end closing share price.

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

	2005	2004	2003	2002	2001
	(In thousands, except as noted)
Statement of Operations Data:
Net sales	$907,912	$852,509	$696,473	$564,426	$509,736
Other income	4,058	5,004	1,724	2,271	2,776
Cost of products sold	552,472	512,089	422,273	344,847	306,759
Selling, general and administrative	207,816	204,799	180,060	149,730	139,861
Research and development	21,928	22,648	20,897	19,459	15,742
Interest expense	5,484	3,845	4,564	4,769	5,349
Currency exchange losses (gains)	474	264	(3,356)	(191)	1,197
Provision for income taxes	42,013	42,821	24,835	16,870	17,753
Net income from continuing operations	81,783	71,047	48,924	31,213	25,851
Net income from discontinued operations	—	—	2,685	3,864	5,780
Gain on sale of discontinued operations—after tax	—	—	13,658	—	—
Net income	81,783	71,047	65,267	35,077	31,631

Earnings per Share Data:
Basic per common share continuing operations (in dollars)	$2.24	$1.91	$1.33	$.85	$.72
Diluted per common share continuing operations (in dollars)	2.19	1.86	1.31	.85	.71
Dividends paid per common share (in dollars)	.52	.37	.26	.22	.18
Weighted average common shares outstanding—basic	36,560	37,111	36,730	36,512	35,729

Balance Sheet Data:
Working capital	$246,367	$270,593	$207,216	$138,182	$135,186
Working capital ratio	2.9	3.1	2.8	2.4	2.6
Net property	116,209	123,716	120,560	130,407	156,413
Total assets	725,357	734,110	643,885	579,765	520,698
Long-term debt	45,834	54,463	59,915	64,350	67,381
Common shareholders’ equity	381,470	376,679	306,867	288,009	252,451
Equity per common share (in dollars)	10.44	10.09	8.31	7.86	6.95

Note:
Cost of products sold, selling, general and administrative expenses, and research and development expenses include noncash pension income.
Noncash pension income, pre-tax	$6,104	$7,188	$8,845	$13,125	$14,962

Working capital at December 31, 2003 and 2002 excludes assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this annual report entitled “Forward-Looking Statements” and “Risk Factors.”

BUSINESS OVERVIEW

We are a global leader in the development, manufacture and supply of sophisticated products that protect people’s health and safety. Sophisticated safety products typically integrate any combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive lines of safety products are used by workers around the world in the fire service, homeland security, construction and other industries, as well as the military.

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

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2005, approximately 63%, 21% and 16% of our net sales were made by our North America, Europe and International segments, respectively.

North America. Our largest manufacturing and research and development facilities are located in the United States. We serve our North American markets with sales and distribution functions in the U.S., Canada, and Mexico.

Europe. Our Europe segment includes well-established companies in most Western European countries and more recently established operations in a number of Eastern European locations. Our largest European companies, based in Germany and France, develop, manufacture, and sell a wide variety of products. Operations in other European countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in Germany, France, and the U.S., or are purchased from third party vendors.

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

In 2005, we achieved record sales and net income from continuing operations for the fifth consecutive year. We believe that this performance and our improving financial performance in recent years are the result of initiatives that have allowed us to anticipate and respond quickly to market requirements, particularly in the fire service, homeland security, construction and general industries, as well as the military. We believe that this sales growth reflects our ability to quickly bring to market products that comply with changing industry standards and to create new market demand with innovative products. For example, we have successfully responded to increased homeland security and military market demand for products such as the Advanced Combat Helmet and related communication system and the Millennium Chemical-Biological and the MCU-2/P gas masks that occurred after the September 11th attacks and during the ongoing war on terrorism.

Our results in Europe improved nicely in 2005 and have shown resiliency despite the generally poor economic climate in most of Western Europe. Our acquisition of CGF Gallet in 2002, now MSA Gallet, added the leading line of European firefighter head protection to our product line and has helped improve our overall performance in Europe. In 2004, we improved our market position and expertise in hearing protection by acquiring Sordin AB, which is headquartered in Varnamo, Sweden. In other international markets, 2005 sales were generally higher in most markets. These improvements reflect focused efforts to effectively reach customers and, particularly in Latin America, improvements in general economic conditions.

ACQUISITIONS

On September 1, 2005, we acquired Microsensor Systems, Inc. of Bowling Green, Kentucky. Microsensor Systems is a world leader in surface acoustic wave based chemical sensing technology used to detect chemical warfare agents. We believe the acquisition of Microsensor Systems significantly strengthens our position as a premier provider of leading edge detection technology, while expanding our product offerings in the homeland security, emergency responder, law enforcement, military and industrial markets. The initial purchase price was $12.8 million. Additional consideration of up to $2.3 million could be paid based on sales of certain Microsensor Systems products through August 31, 2010.

On June 30, 2004, we acquired Sordin AB of Varnamo, Sweden, a leading manufacturer of passive and electronic hearing protection designed for the industrial, law enforcement and military markets. We believe the acquisition of Sordin enhances our position as a provider of modern, leading-edge hearing protective devices. Many of Sordin’s products are compatible with our other safety products, including our flagship V-Gard® Hard Hat. Sordin also developed the modular integrated communications system currently being used with the Advanced Combat Helmet that we manufacture for the U.S. Army. The initial purchase price was approximately $4.3 million. The acquisition agreement provided for additional consideration of up to $5.4 million to be paid to the former owners based on Sordin’s earnings performance during the five year period from July 1, 2004 through June 30, 2009. In October 2005, the acquisition agreement was amended to satisfy our additional consideration obligation to 60% of the former shareholders with a lump sum payment of $2.2 million, which was charged to goodwill. The additional consideration due to the remaining 40% of the former shareholders, who comprise the current Sordin management team, is being recognized as compensation expense over the five year earn out period, as specified in the acquisition agreement.

DISCONTINUED OPERATIONS

In September 2003, we sold our Callery Chemical Division to BASF Corporation. In accordance with accounting principles generally accepted in the United States of America, the operating results of the Callery Chemical Division for all periods presented through the date of sale and the gain on the sale to BASF Corporation during the year ended December 31, 2003 have been reported as discontinued operations in the consolidated statements of income. The sale of the Callery Chemical Division to BASF Corporation resulted in an after-tax gain of $13.7 million.

The after-tax proceeds of $53.8 million received from the sale of the Callery Chemical Division and the subsequent liquidation of net assets retained by us were distributed to shareholders on November 24, 2003 and charged to retained earnings as a capital distribution.

RESULTS OF CONTINUING OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales. Net sales for the year ended December 31, 2005 were $907.9 million, an increase of $55.4 million, or 6%, from $852.5 million for the year ended December 31, 2004. Our net sales increased in all segments as follows:

	2005	2004	Dollar Increase	Percent Increase
	(In millions)
North America	$575.9	$564.6	$11.3	2%
Europe	187.2	173.0	14.2	8%
International	144.8	114.9	29.9	26%

Net sales of the North American segment were $575.9 million for the year ended December 31, 2005, an increase of $11.3 million, or 2%, compared to $564.6 million for the year ended December 31, 2004. The sales increase in the year ended December 31, 2005 reflects higher shipments of Advanced Combat Helmets and related communication systems, head protection, and instruments, partially offset by lower shipments of SCBAs and gas masks. Our shipments of Advanced Combat Helmets and communications systems to the military improved during the current year by approximately $8.3 million and $11.5 million, respectively, reflecting continued government funding to support the war on terrorism. Our sales of head protection, instruments and fall protection were up approximately $10.7 million, $6.5 million, and $3.4 million, respectively, on increased demand in construction and industrial markets. In the fire service market, our SCBA sales were down approximately $13.3 million compared to the prior year. We believe that the decrease in SCBA sales was primarily due to delays in 2005 federal funding to local fire departments under the Assistance to Firefighters Grant Program. Our 2005 SCBA sales rebounded late in the year after this funding was released to local fire departments. Gas mask sales were approximately $17.1 million lower than in 2004. The decrease in gas mask sales in 2005 reflects lower shipments of military masks, as well as commercial masks to the homeland security market, following very strong demand in 2004. During 2003 and 2004, we saw significant demand for gas masks in the homeland security market. Although we have seen significant interest and demand for the recently-introduced Evolution 5200 thermal imaging camera, sales of TICs have been flat year-to-year due to production delays earlier this year caused by a parts supply issue with a key vendor. The parts availability issue was largely resolved during the third quarter.

Net sales by European operations were $187.2 million for the year ended December 31, 2005, an increase of $14.2 million, or 8%, from $173.0 million for the year ended December 31, 2004. Approximately $6.1 million of the sales increase related to hearing protection sales by MSA Sordin, which we acquired on June 30, 2004. Local currency sales by other companies throughout Europe improved approximately $5.1 million during 2005, including shipments of several large breathing apparatus orders for the fire service and police markets. Approximately $3.0 million of the European segment sales increase was due to favorable exchange rate effects on the translation of local currency sales to U.S. dollars.

Net sales by International operations were $144.8 million for the year ended December 31, 2005 compared to $114.9 million for the year ended December 31, 2004, an increase of $29.9 million, or 26%. Local currency sales were up approximately $6.0 million in our South American companies, reflecting improved economic conditions and focused sales initiatives. Our sales in the Middle East were approximately $5.8 million higher during the current year, primarily due to a large breathing apparatus order. Operations in China and Australia reported sales increases of approximately $5.4 million and $4.5 million, respectively, for the year. Approximately $5.5 million of the increase in International segment sales, when stated in U.S. dollars, was related to the favorable effect of stronger international currencies, particularly the Brazilian real, Australian dollar and South African rand.

Cost of products sold. Cost of products sold was $552.5 million for the year ended December 31, 2005, an increase of $40.4 million, or 8%, from $512.1 million for the year ended December 31, 2004. The increase relates primarily to higher sales.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2005 of $6.1 million, of which approximately $3.7 million was included in cost of products sold, $2.2 million in selling general and administrative expenses, and $0.2 million in research and development expenses. Net pension credits for the year ended December 31, 2004 were $7.2 million, of which approximately $4.4 million was included in cost of products sold, $2.5 million in selling, general and administrative expenses, and $0.3 million in research and development expenses. The recognition of pension income in the years ended December 31, 2005 and 2004 is primarily the result of the exceptional investment performance of the MSA Non-Contributory Pension Plan for the Employees, or the MSA Pension Plan, over the past ten years. During that period, the investment performance of the MSA Pension Plan has ranked among the top 1% of all U.S. pension funds according to a comparison of fund performance made by our investment consultant. Future net pension credits can be volatile depending on the future performance of plan assets, changes in actuarial assumptions regarding such factors as the selection of discount rates and rates of return on plan assets, changes in the amortization levels of actuarial gains and losses, plan amendments affecting benefit pay-out levels, and profile changes in the participant populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, our net income would be adversely affected.

Gross profit. Gross profit for the year ended December 31, 2005 was $355.4 million, an increase of $15.0 million, or 4%, from $340.4 million for the year ended December 31, 2004. The ratio of gross profit to sales decreased to 39.1% in 2005 compared to 39.9% in 2004. The lower gross profit ratio in 2005 was primarily due to sales mix changes in North America, on proportionately lower sales of higher margin SCBAs and gas masks and proportionately higher sales of Advanced Combat Helmets and communication systems to the U.S. military at gross margins that are generally lower than our margins on commercial sales.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2005 were $207.8 million, an increase of $3.0 million, or 1%, from $204.8 million for the year ended December 31, 2004. Selling, general and administrative expenses were 22.9% of sales in 2005 compared to 24.0% of sales in 2004. Current year selling, general and administrative expenses in the North American segment were approximately $3.4 million lower than in 2004, reflecting the favorable effect of cost control efforts. Exchange effects related to the strengthening of international currencies, particularly the euro, Brazilian real, and Australian dollar, increased selling, general and administrative expenses for the year ended December 31, 2005 by approximately $2.8 million. The remainder of the increase reflects higher local currency expenses in the European and International segments, on higher sales volumes, and includes an increase of approximately $1.3 million at MSA Sordin, which was acquired on June 30, 2004.

Research and development expenses. Research and development expenses were $21.9 million for the year ended December 31, 2005, a decrease of $0.7 million, or 3%, from $22.6 million for the year ended December 31, 2004. The decrease occurred primarily in North America and reflects the favorable effects of the previously-mentioned cost control efforts.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $24.3 million for the year ended December 31, 2005, a decrease of $1.2 million, or 5%, from $25.5 million for the year ended December 31, 2004. The decrease was primarily due to lower depreciation on Advanced Combat Helmet production equipment and our enterprise-wide system software.

Interest expense. Interest expense for the year ended December 31, 2005 was $5.5 million, an increase of $1.7 million, or 43%, from $3.8 million for the year ended December 31, 2004. Interest expense in 2004 was favorably affected by a realized gain of $0.7 million on an interest rate swap transaction that we terminated. The remainder of the increase was primarily related to higher short term borrowings during the year ended December 31, 2005.

Currency exchange adjustments. During the year ended December 31, 2005, we recorded currency exchange losses of $0.5 million compared to losses of $0.3 million for the year ended December 31, 2004. Currency exchange losses in 2005 were primarily related to euro-denominated assets held by us, and reflect a weakening of that currency since December 31, 2004. The currency exchange loss during 2004 was primarily due to losses on forward exchange contracts that we entered into to hedge our exposure to movements in euro exchange rates, partially offset by some strengthening of the euro.

Other income. Other income for the year ended December 31, 2005 was $4.1 million, a decrease of $0.9 million from $5.0 million in 2004. During the current year, we recognized a gain of approximately $0.7 million on the sale of idle production equipment in Germany and estimated interest income of approximately $0.5 million related to settled issues in the IRS audits of tax years 1995 through 2001. In 2004, we recognized approximately $1.1 million of estimated interest income with respect to settled issues in the audits of tax years 1995 through 2001.

Income tax provision. Our effective income tax rate for the year ended December 31, 2005 was 33.9% compared to 37.6% for the year ended December 31, 2004. In June 2005, we received communication from the Internal Revenue Service indicating that their audits of our federal income tax returns for the years 1995 through 2001 were substantially complete, with no adverse adjustments to research and development credits that we claimed during the period covered by the examinations. On the basis of this communication, our provision for income taxes for the year ended December 31, 2005 includes a one-time benefit of approximately $2.0 million, primarily related to the release of previously-established reserves taken on research and development credits claimed in those years. In 2004, we made unfavorable adjustments to prior years’ taxes at approximately $1.1 million.

No deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which amounted to $114.2 million as of December 31, 2005. These earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these undistributed earnings.

The American Jobs Creation Act of 2004 provided a limited opportunity through 2005 to repatriate the undistributed earnings of non-U.S. subsidiaries at a U.S. tax cost that could be lower than the normal tax cost on such distributions. During 2005, we repatriated $29.7 million of dividends, $22.0 million of which qualified under these provisions. The resulting impact of these dividends on our income tax expense was not material.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. We have resolved all matters with the IRS related to our federal income tax returns through 2002 and are awaiting the final clearance on the 1995 through 2001 examination from the Joint Committee on Taxation. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for years not yet settled. We do not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years.

Net income. Net income from continuing operations for the year ended December 31, 2005 was $81.8 million, an increase of $10.8 million, or 15%, over net income from continuing operations for the year ended December 31, 2004 of $71.0 million. Continuing operations earnings per basic share of common stock improved to $2.24 in 2005 compared to $1.91 in 2004.

North America segment net income from continuing operations for the year ended December 31, 2005 was $62.1 million, an increase of $6.5 million, or 12%, from $55.6 million for the year ended December 31, 2004. The improvement in North American net income was primarily due to the previously-discussed sales growth, cost controls and lower effective income tax rate.

Europe segment net income from continuing operations for the year ended December 31, 2005 was $11.1 million, an increase of $4.4 million, or 65%, from $6.7 million for the year ended December 31, 2004. The increase includes approximately $1.1 million of income related to Sordin which was acquired on June 30, 2004. The remainder of the improvement was primarily related to the previously-discussed sales improvement.

International segment net income from continuing operations for the year ended December 31, 2005 was $9.2 million, an increase of $0.7 million, or 9%, from $8.5 million for the year ended December 31, 2004. The improvement in International segment net income was primarily related to the previously-discussed sales growth.

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

Net sales of the North American segment were $564.6 million for the year ended December 31, 2004, an increase of $112.0 million, or 25%, compared to $452.6 million for the year ended December 31, 2003. We believe that our 2004 sales growth in North America was the direct result of our focus on key markets, including fire service, homeland security, and the military. Our sales of Advanced Combat Helmets, and related communications systems, to the military increased approximately $58.6 million during 2004, reflecting increased government funding to support the war on terrorism. In 2004, our sales of self-contained breathing apparatus, or SCBAs, and thermal imaging cameras, or TICs, to the fire service market increased approximately $33.0 million and $7.7 million, respectively. Throughout 2004, we saw strong demand for our latest generation SCBAs, which, in 2003, were the first to be approved under the 2002 NFPA performance standards and the NIOSH Chemical, Biological, Radiological and Nuclear, or CBRN, standard to protect first responders against possible terrorist attacks. Higher thermal imaging camera sales in 2004 reflect strong demand for our Evolution® 5000 TIC, which combines the functionality and durability required by the fire service with features and performance not found on other small format cameras. Sales of instrument products were approximately $10.6 million higher in 2004, on strong demand for our latest generation portable instruments.

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

Cost of products sold. Cost of products sold was $512.1 million for the year ended December 31, 2004, an increase of $89.8 million, or 21%, from $422.3 million for the year ended December 31, 2003. The increase related primarily to higher sales.

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

Research and development expenses. Research and development expenses were $22.6 million for the year ended December 31, 2004, an increase of $1.7 million, or 8%, from $20.9 million for the year ended December 31, 2003. The increase reflects an increased focus on new product development, particularly in instruments and other electronic products.

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

Other income. Other income for the year ended December 31, 2004 was $5.0 million, an increase of $3.3 million from $1.7 million in 2003. During 2004, we recognized approximately $1.1 million of estimated interest income with respect to settled issues in the federal income audits of tax years 1995 through 2001. As previously mentioned, approximately $1.7 million of deferred gain related to the sale of our German property was recognized as a gain on disposition of assets during 2004.

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

Cash and cash equivalents decreased $31.7 million during 2005 compared to increasing $3.3 million during 2004. The decrease in cash during the current period was primarily due to net company stock purchases for treasury of $53.3 million, partially offset by a $34.2 million improvement in cash flow from continuing operations.

Continuing operations provided cash of $86.0 million in 2005 compared to providing $51.8 million in 2004. Better cash flow from operations during 2005 reflects improved net income from continuing operations and non-cash items and lower use of cash for working capital, particularly inventory. Trade receivables were $169.4 million at December 31, 2005 and $157.8 million at December 31, 2004. The increase in trade receivables during 2005 was primarily related to higher sales levels. Trade receivables expressed in number of days sales outstanding were 68 days at both December 31, 2005 and December 31, 2004. LIFO inventories were $119.7 million at December 31, 2005 and $124.8 million at December 31, 2004. On a FIFO basis, inventories measured against cost of products sold turned 3.4 times in 2005 and 3.1 times in 2004. Cash flow from continuing operations in 2004 was $19.3 million higher than in 2003, reflecting improved net income and non-cash items.

Discontinued operations provided $2.1 million of cash in 2004, primarily through collection of trade receivables that were reported as assets held for sale at December 31, 2003. In 2003, discontinued operations provided cash of $8.0 million, reflecting operating results through the date of the sale of the division and the liquidation of trade receivables.

Our investing activities used cash of $37.3 million in 2005, compared with using $32.8 million in 2004. During 2005 and 2004, we used cash of approximately $21.7 million and $27.3 million, respectively, for property additions, primarily production equipment in the U.S. Acquisitions and other investing activities during 2005 and 2004 used cash of $17.0 million and $6.4 million, respectively. In 2005, we used net cash of approximately $12.8 million for the acquisition of Microsensor Systems Inc. and $2.2 million for additional consideration on the Sordin acquisition. In 2004, we used net cash of approximately $4.3 million for the acquisition of Sordin. In 2003, the sale of the Callery Chemical Division and property in Germany provided cash of $63.0 million and $22.9 million, respectively.

Financing activities used cash of $78.0 million in 2005 compared to using $19.4 million in 2004. During 2005 and 2004, we used cash of $58.0 million and $6.1 million, respectively, to purchase treasury shares. In the current year, we made dividend payments of $19.1 million, compared to $13.8 million in 2004. During 2003, in addition to regular dividend payments of $9.5 million, we made a special distribution to common shareholders of $53.8 million, representing the after-tax proceeds from the sale of the Callery Chemical Division and the subsequent liquidation of net assets retained by us. Dividends paid on our common stock during 2005 (our 88th consecutive year of dividend payment) were $0.52 per share. Dividends paid on our common stock in 2004 and 2003 were $0.37 and $0.26, per share, respectively.

In April 2004, we entered into an eight year interest rate swap agreement. Under the terms of the agreement, we receive a fixed interest rate of 8.39% and pay a floating interest rate based on LIBOR. The notional amount of the swap is initially $20.0 million and declines $4.0 million per year beginning in 2008. The interest rate swap has been designated as a fair value hedge of a portion of our fixed rate 8.39% Senior Notes.

The fair value of the interest rate swap at December 31, 2005, has been recorded as a liability of $0.9 million that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of the long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amount paid are recognized in interest expense on an ongoing basis. This rate difference resulted in a reduction in interest expense of approximately $0.1 million and $0.3 million during the years ended December 31, 2005 and 2004, respectively.

Long-term debt, including the current portion at December 31, 2005 was $54.0 million, or 12.4% of total capital. For purposes of this calculation, total capital is defined as long-term debt plus the current portion of long-term debt and shareholders’ equity.

The following table sets forth our long-term debt obligations:

	2005	2004
	(In thousands)
U.S.
Industrial development debt issues payable through 2022, 2.39%	$10,750	$10,750
Series B Senior Notes payable through 2006, 7.69%	4,000	8,000
Senior Notes payable through 2012, 8.39%	39,070	39,585
Other	50	100
International
Various notes payable through 2006, 9.63% to 19.0%	98	524

Total	53,968	58,959
Amounts due within one year	8,134	4,496

Long-term debt	45,834	54,463

Approximate maturities of these obligations are $8.1 million in 2006, $8.0 million in 2008, $8.8 million in 2009, $10.0 million in 2010, and $19.1 million thereafter. Some debt agreements require us to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants as of December 31, 2005.

Short-term bank lines of credit amounted to $59.0 million of which $58.3 million was unused at December 31, 2005. Generally, these short-term lines of credit are renewable annually, and there are no significant commitment fees or compensating balance requirements. Short-term borrowings with banks, which exclude the current portion of long-term debt, were $0.7 million and $1.9 million at December 31, 2005 and 2004, respectively. The average month-end balance of total short-term borrowings during 2005 was $23.9 million. The maximum month-end balance of $32.9 million occurred at June 30, 2005. The weighted average interest rates of short-term borrowings at December 31, 2005 and 2004 were 6% and 7%, respectively.

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

CUMULATIVE TRANSLATION ADJUSTMENTS

The year-end position of the U.S. dollar relative to international currencies resulted in a translation loss of $11.1 million being charged to the cumulative translation adjustments shareholders’ equity account in 2005, compared to gains of $8.9 million in 2004 and $14.7 million in 2003. Translation losses in 2005 occurred primarily in Europe and reflect a weakening of the euro. Translation gains in 2004 were primarily due to the strengthening of the euro, Australian dollar, and South African rand. Translation gains in 2003 reflect the strengthening of most currencies against the U.S. dollar, primarily the euro and Australian dollar.

COMMITMENTS AND CONTINGENCIES

We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2005 were as follows:

	Total	2006	2007	2008	2009	2010	Thereafter
	(In millions)
Long-term debt*	$54.0	$8.1	$—	$8.0	$8.8	$10.0	$19.1
Operating leases	27.6	7.0	5.1	4.0	3.7	3.8	4.0
Take or pay supply contract	4.0	1.5	1.5	1.0	—	—	—
Totals	85.6	16.6	6.6	13.0	12.5	13.8	23.1

*	Future interest payments are not included in the table above.

We expect to make net contributions of $1.7 million to our pension plans in 2006.

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

During 2003, we sold our real property in Berlin, Germany for approximately $25.7 million, resulting in a gain of approximately $13.6 million. At the same time, we entered into an eight year agreement to lease back the portion of the property that we occupy. Under sale-leaseback accounting, $12.1 million of gain was deferred and is being amortized over the term of the lease.

In 2003, we entered into a lease agreement with BASF pertaining to that portion of the Callery Chemical site that is occupied by our Evans City, Pennsylvania manufacturing operations. The initial term of the lease was one year, with a renewal option for five successive one year periods. In September 2005, we exercised our second one year renewal option.

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 3,000 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 26,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes and other relevant information. We reevaluate our exposures on an ongoing basis and make adjustments to the reserve as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial condition.

In the normal course of business, we make payments to settle product liability claims and related legal fees that are covered by insurance. We record receivables for the portion of these payments that we expect to recover from insurance carriers. At December 31, 2005, the net balance of receivables from insurance carriers was $5.0 million. We evaluate the collectibility of these receivables on an ongoing basis and make adjustments as appropriate.

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

Product liability. We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. We accrue for our estimates of the probable costs to be incurred in the resolution of product liability claims. These estimates are based on actuarial valuations, past experience, and our judgments regarding the probable outcome of pending and threatened claims. Due to uncertainty as to the ultimate outcome of pending and threatened claims, as well as the incidence of future claims, it is possible that future results could be materially affected by changes in our assumptions and estimates related to product liability matters. Our product liability expense averaged less than 1% of net sales from continuing operations during the three years ended December 31, 2005.

Product warranties. We accrue for the estimated probable cost of product warranties at the time that sales are recognized. Our estimates are principally based on historical experience. We also accrue for our estimates of the probable costs of corrective action when significant product quality issues are identified. These estimates are principally based on our assumptions regarding the cost of corrective action and the probable number of units to be repaired or replaced. Our product warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Due to the uncertainty and potential volatility of these factors, it is possible that future results could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these matters. Our product warranty expense averaged less than 2% of net sales during the three years ended December 31, 2005.

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

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. There were no valuation allowances as of December 31, 2005.

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

Pensions and other postretirement benefits. We account for our pension and postretirement benefit plans as required under FAS No. 87, Employers’ Accounting for Pensions, and FAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates, and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year. The discount rate assumptions used in determining projected benefit obligations are based on published long-term bond indices. We reduced the assumed discount rates in 2005, reflecting a decline in long-term bond rates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. FAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The provisions of this Statement are effective for costs incurred after December 31, 2005. We expect that our adoption of this statement effective January 1, 2006 will not have a material effect on our consolidated results of operations or financial condition.

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, which is a revision of FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123R requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. This Statement applies to all awards granted on or after January 1, 2006, and to awards modified, repurchased, or cancelled after that date. We expect that adopting this Statement will reduce our net income in 2006 by approximately $1.6 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2005 by approximately $33.2 million and $2.0 million, respectively. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2005, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At December 31, 2005, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $0.9 million. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.4 million in the fair value of the interest rate swap.

We have $44.0 million of fixed rate debt which matures at various dates through 2012. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $0.8 million, excluding the impact of outstanding hedge instruments. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 8. Financial Statements and Supplementary Data

Management’s Reports

Management’s Report on Responsibility for Financial Reporting

Management of Mine Safety Appliances Company (the Company) is responsible for the preparation of the financial statements included in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgments of management. The other financial information contained in this annual report is consistent with the financial statements.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ JOHN T. RYAN III
John T. Ryan III
Chairman of the Board
Chief Executive Officer

/s/ DENNIS L. ZEITLER
Dennis L. Zeitler
Vice President and Treasurer
Chief Financial Officer

March 6, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mine Safety Appliances Company:

We have completed integrated audits of Mine Safety Appliances Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows, and changes in retained earnings and accumulated other comprehensive income present fairly, in all material respects, the financial position of Mine Safety Appliances Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 6, 2006

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Year Ended December 31	2005	2004	2003
Net sales	$907,912	$852,509	$696,473
Other income	4,058	5,004	1,724

	911,970	857,513	698,197

Costs and expenses
Cost of products sold	552,472	512,089	422,273
Selling, general and administrative	207,816	204,799	180,060
Research and development	21,928	22,648	20,897
Interest	5,484	3,845	4,564
Currency exchange losses (gains)	474	264	(3,356)

	788,174	743,645	624,438

Income from continuing operations before income taxes	123,796	113,868	73,759
Provision for income taxes	42,013	42,821	24,835

Net income from continuing operations	81,783	71,047	48,924
Net income from discontinued operations	—	—	2,685
Gain on sale of discontinued operations—after tax	—	—	13,658

Net income	$81,783	$71,047	$65,267

Basic earnings per common share:
Continuing operations	$2.24	$1.91	$1.33
Discontinued operations	—	—	0.45

Net income	$2.24	$1.91	$1.78

Diluted earnings per common share:
Continuing operations	$2.19	$1.86	$1.31
Discontinued operations	—	—	0.44

Net income	$2.19	$1.86	$1.75

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

December 31		2005	2004
Assets
Current Assets	Cash and cash equivalents	$44,797	$76,545
	Trade receivables, less allowance for doubtful accounts of $6,041 and $7,548	169,436	157,824
	Inventories	119,731	124,846
	Deferred tax assets	17,868	19,377
	Prepaid expenses and other current assets	25,394	19,068

	Total current assets	377,226	397,660

Property	Land	4,815	5,122
	Buildings	83,929	83,530
	Machinery and equipment	268,167	279,607
	Construction in progress	4,686	6,182

	Total	361,597	374,441
	Less accumulated depreciation	(245,388)	(250,725)

	Net property	116,209	123,716
Other Assets	Prepaid pension cost	140,575	131,496
	Deferred tax assets	19,364	21,513
	Goodwill	55,654	49,495
	Other noncurrent assets	16,329	10,230

	Total	$725,357	$734,110

Liabilities
Current Liabilities	Notes payable and current portion of long-term debt	$8,808	$6,378
	Accounts payable	40,935	40,705
	Employees’ compensation	18,483	19,284
	Insurance and product liability	13,807	14,926
	Taxes on income	7,063	3,790
	Other current liabilities	41,763	41,984

	Total current liabilities	130,859	127,067

Long-Term Debt		45,834	54,463

Other Liabilities	Pensions and other employee benefits	80,656	83,628
	Deferred tax liabilities	75,511	76,704
	Other noncurrent liabilities	10,100	14,637

	Total other liabilities	166,267	174,969

Shareholders’ Equity
	Preferred stock, 4 1/2% cumulative, $50 par value (callable at $52.50)	3,569	3,569
	Common stock, no par value (shares outstanding:
	2005—36,545,984 2004—37,341,386)	50,887	39,248
	Stock compensation trust	(15,667)	(16,436)
	Treasury shares, at cost	(201,312)	(143,295)
	Deferred stock compensation	(2,218)	(1,247)
	Accumulated other comprehensive income	(9,571)	1,793
	Earnings retained in the business	556,709	493,979

	Total shareholders’ equity	382,397	377,611

	Total	$725,357	$734,110

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Year Ended December 31	2005	2004	2003
Operating Activities
Net income	$81,783	$71,047	$65,267
Net income from discontinued operations	—	—	(2,685)
Gain on the sale of discontinued operations	—	—	(13,658)

Net income from continuing operations	81,783	71,047	48,924
Depreciation and amortization	24,345	25,496	23,208
Pensions	(6,104)	(7,188)	(8,845)
Net gain on sale of investments and assets	(408)	63	(2,332)
Deferred income taxes	2,294	7,106	4,922
Receivables	(17,080)	(23,519)	(27,039)
Inventories	(1,348)	(27,422)	(3,162)
Accounts payable and accrued liabilities	5,057	5,070	1,253
Other assets and liabilities	(7,864)	(5,549)	(1,864)
Tax benefit related to stock plans	5,361	4,946	893
Other—including currency exchange adjustments	(32)	1,731	(3,447)

Cash flow from continuing operations	86,004	51,781	32,511
Cash flow from discontinued operations	—	2,061	8,029

Cash Flow From Operating Activities	86,004	53,842	40,540

Investing Activities
Property additions	(21,664)	(27,330)	(19,628)
Property disposals	1,320	883	23,521
Proceeds from sale of discontinued operations	—	—	63,042
Acquisitions, net of cash acquired and other investing	(16,955)	(6,391)	(279)

Cash Flow From Investing Activities	(37,299)	(32,838)	66,656

Financing Activities
Additions to long-term debt	15	19	245
Reductions of long-term debt	(4,135)	(5,042)	(4,902)
Changes in notes payable and short-term debt	(1,473)	566	(9,146)
Cash dividends and special distributions	(19,053)	(13,758)	(63,270)
Company stock purchases	(58,012)	(6,122)	(2,309)
Company stock sales	4,707	4,910	3,036

Cash Flow From Financing Activities	(77,951)	(19,427)	(76,346)

Effect of exchange rate changes on cash	(2,502)	1,724	5,917

(Decrease) increase in cash and cash equivalents	(31,748)	3,301	36,767
Beginning cash and cash equivalents	76,545	73,244	36,477

Ending cash and cash equivalents	$44,797	$76,545	$73,244

Supplemental cash flow information:
Interest payments	$5,315	$4,632	$5,025
Income tax payments	34,060	37,329	35,743

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND ACCUMULATED

OTHER COMPREHENSIVE INCOME

(In thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balances January 1, 2003	$434,693	$(20,501)
Net income	65,267	—	$65,267
Cumulative translation adjustments	—	14,699	14,699
Minimum pension liability adjustments (a)	—	(235)	(235)

Comprehensive income	—	—	$79,731

Special distribution to common shareholders	(53,799)	—
Common dividends	(9,425)	—
Preferred dividends	(46)	—

Balances December 31, 2003	436,690	(6,037)
Net income	71,047	—	$71,047
Cumulative translation adjustments	—	8,904	8,904
Minimum pension liability adjustments (a)	—	(1,074)	(1,074)

Comprehensive income	—	—	$78,877

Common dividends	(13,714)	—
Preferred dividends	(44)	—

Balances December 31, 2004	493,979	1,793
Net income	81,783	—	$81,783
Cumulative translation adjustments	—	(11,070)	(11,070)
Minimum pension liability adjustments (a)	—	(294)	(294)

Comprehensive income	—	—	$70,419

Common dividends	(19,011)	—
Preferred dividends	(42)	—

Balances December 31, 2005	$556,709	$(9,571)

(a)	—Charges to minimum pension liability adjustments in 2005, 2004, and 2003 are net of tax benefits of $189, $383, and $157, respectively.

Components of accumulated other comprehensive income are as follows:

	2005	2004	2003
Cumulative translation adjustments	$(7,060)	$4,010	$(4,894)
Minimum pension liability adjustments	(2,511)	(2,217)	(1,143)

Accumulated other comprehensive income	(9,571)	1,793	(6,037)

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Significant Accounting Policies

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

Goodwill and Other Intangible Assets—Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment write-down tests. We test the goodwill of each of our reporting units for impairment at least annually. For this purpose, we consider our reportable business segments to be our reporting units. Fair value is estimated using discounted cash flow methodologies and market comparable information. Other intangible assets are amortized on a straight-line basis over their useful lives.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If we had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by FAS 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	2005	2004	2003
	(In thousands)
Net income as reported	$81,783	$71,047	$65,267
Fair value of stock options granted, net of tax	(2,565)	(1,781)	(1,374)

Pro forma net income	79,218	69,266	63,893

Basic earnings per share:
As reported	$2.24	$1.91	$1.78
Pro forma	2.17	1.87	1.74
Diluted earnings per share:
As reported	$2.19	$1.86	$1.75
Pro forma	2.12	1.82	1.71

The fair value of the options granted was estimated at the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2005, 2004, and 2003, respectively; risk-free interest rate of 4.3%, 4.1%, and 4.0%; dividend yield of 2.0%, 2.0%, and 2.1%; expected option life of 9.9 years, 9.9 years, and 9.9 years; and expected volatility factor of 34%, 29%, and 23%.

On December 14, 2005, we accelerated the vesting of 194,786 unvested stock options that were granted in 2005. The accelerated options have a weighted average exercise price of $45.68, and represent approximately 13% of the options outstanding. The decision to accelerate the vesting of the 2005 options was made primarily to avoid recognizing the related stock compensation expense in future financial statements as required by FAS 123R, Share-Based Payment, which we will adopt January 1, 2006. The accelerated vesting of the 2005 stock options will reduce our after tax stock compensation expense in 2006, 2007, and 2008 by approximately $0.7 million, $0.7 million, and $0.1 million, respectively.

Derivative Instruments—We use derivative instruments to dampen the effects of changes in currency exchange rates and to achieve a targeted mix of fixed and floating interest rates on outstanding debt. We do not

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2—Subsequent Events

In December 2005, we announced Project Outlook, a strategic restructuring plan designed to ensure that our North American management teams, employees, product design processes, and operational functions are fully aligned with our strategic goals and the needs of our customers. The plan includes a reorganization of business and support functions in our North American operations that will result in cost reductions and a higher degree of collaboration, focus and efficiency. A significant portion of the Project Outlook cost reduction effort is being realized through a focused voluntary retirement incentive program (VRIP). In January 2006, approximately 60 employees elected to retire under the terms of the VRIP. The cost of special termination benefits payable to employees who elected to retire and other Project Outlook expenses which were recorded in January 2006 totaled approximately $3.2 million after tax. We expect to incur additional Project Outlook expenses of approximately $1.8 million after-tax primarily through the second quarter of 2006. Project Outlook is expected to deliver annual after-tax cost savings of at least $4.0 million.

Note 3—Inventories

	2005	2004
	(In thousands)
Finished products	$49,073	$50,728
Work in process	24,096	28,049
Raw materials and supplies	46,562	46,069

Total LIFO inventories	119,731	124,846
Excess of FIFO costs over LIFO costs	41,604	38,653

Total FIFO inventories	161,335	163,499

Inventories stated on the LIFO basis represent 36% and 44% of the total inventories at December 31, 2005 and 2004, respectively.

Reductions in certain inventory quantities during 2005 and 2004 resulted in liquidations of LIFO inventories carried at lower costs prevailing in prior years. The effect of these liquidations on cost of sales and net income was not significant in either year.

Note 4—Capital Stock

•	Common stock, no par value—180,000,000 shares authorized.

•	Second cumulative preferred voting stock, $10 par value—1,000,000 shares authorized; none issued.

•	4 1/2% cumulative preferred nonvoting stock, $50 par value—100,000 shares authorized; 71,373 shares issued and 52,841 shares ($1.8 million) held in treasury; treasury share purchases in 2005, 2004 and 2003 of 105 shares, $5; 1,182 shares, $56, and 1,241 shares, $61, respectively (share purchase dollars in thousands).

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock activity is summarized as follows:

	Shares			Dollars (In thousands)
	Shares Issued	Stock Compensation Trust	Shares in Treasury	Shares Issued	Stock Compensation Trust	Treasury Cost
Balances January 1, 2003	20,580,109	(1,384,629)	(6,988,451)	$28,626	$(21,697)	$(133,198)
Restricted stock awards	—	27,235	—	517	427	—
Restricted stock awards forfeited	—	—	(1,000)	—	—	(37)
Stock options exercised	—	120,317	—	1,151	1,885	—
Tax benefit related to stock plans	—	—	—	893	—	—
Treasury shares purchased	—	—	(44,253)	—	—	(2,248)

Balances December 31, 2003	20,580,109	(1,237,077)	(7,033,704)	31,187	(19,385)	(135,483)
3-for-1 stock split (January 2004)	41,160,218	(2,474,154)	(14,067,408)	—	—	—

Adjusted balances December 31, 2003	61,740,327	(3,711,231)	(21,101,112)	31,187	(19,385)	(135,483)
Restricted stock awards	—	45,098	—	918	236	—
Stock options exercised	—	519,911	—	2,197	2,713	—
Tax benefit related to stock plans	—	—	—	4,946	—	—
Treasury shares purchased	—	—	(151,607)	—	—	(6,066)

Balances December 31, 2004	61,740,327	(3,146,222)	(21,252,719)	39,248	(16,436)	(141,549)
Restricted stock awards	42,440	10,438	—	2,286	54	—
Restricted stock awards forfeited	—	—	(161)	—	—	(6)
Stock options exercised	298,624	134,659	—	3,992	715	—
Tax benefit related to stock plans	—	—	—	5,361	—	—
Treasury shares purchased	—	—	(1,281,402)	—	—	(58,007)

Balances December 31, 2005	62,081,391	(3,001,125)	(22,534,282)	50,887	(15,667)	(199,562)

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

We have a Shareholder Rights Plan under which each outstanding share of common stock is granted one-ninth of a preferred share purchase right. The rights are exercisable for a fraction of a share of preferred stock, only if a person or group acquires or commences a tender offer for 15% or more of our common stock. In the event a person or group acquires 15% or more of the outstanding common stock, each right not owned by that person or group will entitle the holder to purchase that number of shares of common stock having a value equal to twice the $225 exercise price. The Board of Directors may redeem the rights for $.01 per right at any time until ten days after the announcement that a 15% position has been acquired. The rights expire on February 21, 2007.

On January 28, 2004, a three-for-one stock split of both the issued and authorized common stock was distributed to shareholders of record on January 16, 2004. Share and per share information in this report has been adjusted to reflect the split.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. We are engaged in the manufacture and sale of safety equipment, including respiratory protective equipment, head protection, eye and face protection, hearing protection, safety clothing, industrial emergency care products, mining safety equipment, thermal imaging cameras, and monitoring instruments. Reportable segment information is presented in the following table:

	North America	Europe	International	Reconciling Items	Consolidated Totals
	(In thousands)
2005
Sales to external customers	$575,854	$187,237	$144,821	$—	$907,912
Intercompany sales	39,083	70,099	4,831	(114,013)	—
Net income from continuing operations	62,050	11,132	9,211	(610)	81,783
Total assets	492,964	200,611	87,513	(55,731)	725,357
Interest income	1,067	301	526	566	2,460
Interest expense	5,295	74	115	—	5,484
Noncash items:
Depreciation and amortization	17,138	5,286	1,921	—	24,345
Pension income (expense)	10,542	(3,762)	(676)	—	6,104
Equity in earnings of affiliates	(210)	—	78	—	(132)
Income tax provision	30,578	7,138	4,663	(366)	42,013
Investments in affiliates	344	—	301	—	645
Property additions	12,764	5,924	2,976	—	21,664
Net property	85,236	20,464	10,509	—	116,209
2004
Sales to external customers	564,568	173,012	114,929	—	852,509
Intercompany sales	29,654	57,453	3,883	(90,990)	—
Net income from continuing operations	55,616	6,747	8,485	199	71,047
Total assets	469,555	221,447	80,574	(37,466)	734,110
Interest income	1,613	187	387	527	2,714
Interest expense	3,622	61	162	—	3,845
Noncash items:
Depreciation and amortization	18,682	5,212	1,602	—	25,496
Pension income (expense)	11,687	(4,002)	(529)	32	7,188
Equity in earnings of affiliates	—	—	56	—	56
Income tax provision	33,910	4,937	3,689	285	42,821
Investments in affiliates	366	—	209	—	575
Property additions	16,238	6,440	4,652	—	27,330
Net property	90,121	23,505	10,090	—	123,716
2003
Sales to external customers	452,567	146,162	97,744	—	696,473
Intercompany sales	24,215	49,499	3,061	(76,775)	—
Net income from continuing operations	39,131	2,795	6,349	649	48,924
Net income from discontinued operations	2,685	—	—	—	2,685
Gain on sale of discontinued operations	13,658	—	—	—	13,658
Total assets continuing operations	419,472	190,179	68,611	(36,688)	641,574
Assets held for sale	2,311	—	—	—	2,311
Interest income	576	115	278	102	1,071
Interest expense	4,357	123	84	—	4,564
Noncash items:
Depreciation and amortization	17,071	4,972	1,144	21	23,208
Pension income (expense)	14,999	(3,847)	(307)	—	10,845
Equity in earnings of affiliates	—	—	(5)	—	(5)
Income tax provision	18,930	2,069	2,985	851	24,835
Investments in affiliates	366	—	153	—	519
Property additions	13,221	3,976	2,423	8	19,628
Net property	93,296	19,918	7,319	27	120,560

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

Geographic information for sales to external customers, based on country of origin:

	2005	2004	2003
	(In thousands)
United States	$560,107	$544,707	$438,939
Germany	73,903	70,281	57,973
Other	273,902	237,521	199,561

Total	907,912	852,509	696,473

Note 6—Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	2005	2004	2003
	(In thousands)
Net income from continuing operations	$81,783	$71,047	$48,924
Preferred stock dividends	(42)	(44)	(46)

Income available to common shareholders	81,741	71,003	48,878

Basic shares outstanding	36,560	37,111	36,730
Stock options	741	1,019	534

Diluted shares outstanding	37,301	38,130	37,264

Antidilutive stock options	195	—	—

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes

The U.S. and non-U.S. components of income before income taxes and provisions for income taxes are summarized as follows:

	2005	2004	2003
	(In thousands)
Income From Continuing Operations Before Income Taxes
U.S. income	$112,731	$84,896	$64,289
Non-U.S. income	40,764	28,229	15,180
Currency translation gains	106	647	28
Eliminations	(29,805)	96	(5,738)

Income Before Income Taxes	123,796	113,868	73,759

Provision For Income Taxes
Current
Federal	23,259	24,016	9,608
State	6,352	4,566	2,526
Non-U.S.	10,108	7,133	7,779

Total current provision	39,719	35,715	19,913

Deferred
Federal	461	3,403	5,251
State	219	1,025	937
Non-U.S.	1,614	2,678	(1,266)

Total deferred provision	2,294	7,106	4,922

Provision For Income Taxes	42,013	42,821	24,835

The following is a reconciliation of the U.S. Federal income tax rates to the effective tax rate for continuing operations:

	2005	2004	2003
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—U.S.	3.4	3.3	3.0
Taxes on non-U.S. income	(1.0)	(.1)	—
Research and development credits	(.9)	(.9)	(1.1)
Adjustment of prior years income taxes	(1.6)	1.0	(1.1)
Valuation allowances	—	(.5)	(1.6)
Other	(1.0)	(.2)	(.5)

Effective income tax rate	33.9%	37.6%	33.7%

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005	2004
	(In thousands)
Deferred tax assets
Postretirement benefits	$6,684	$5,871
Inventory reserves	6,424	5,814
Vacation allowances	1,272	986
Net operating losses	3,803	5,568
Post employment benefits	1,950	2,246
Foreign tax credit carryforwards (expiring between 2010 and 2015)	1,736	1,321
Liability insurance	3,522	3,579
Basis of capital assets	4,383	5,745
Intangibles	1,138	1,248
Warranties	2,593	2,637
Other	4,178	5,925

Total deferred tax assets	37,683	40,940

Deferred tax liabilities
Property, plant and equipment	(18,647)	(21,074)
Pension	(52,647)	(49,481)
Other	(5,134)	(6,199)

Total deferred tax liabilities	(76,428)	(76,754)

Net deferred taxes	(38,745)	(35,814)

During 2004 and 2003, we released $0.6 million and $1.2 million, respectively, of foreign tax credit carry forward valuation allowances based on the implementation of various tax planning strategies and an improved outlook for utilization of these credits in future years.

Net operating loss carryforwards of approximately $10.1 million, all in non-U.S. tax jurisdictions, have no expiration date.

The American Jobs Creation Act of 2004, provides a deduction for income from qualified domestic production activities, which is being phased in from 2005 through 2010. The act also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The net effect of the phase-out of the extra-territorial income exclusion and the phase-in of the new deduction resulted in a decrease in our effective tax rate for 2005 of approximately 0.8 percentage points.

No deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which amounted to $114.2 million as of December 31, 2005. These earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these undistributed earnings.

The American Jobs Creation Act of 2004 provided a limited opportunity through 2005 to repatriate the undistributed earnings of non-U.S. subsidiaries at a U.S. tax cost that could be lower than the normal tax cost on such distributions. During 2005, we repatriated $29.5 million of dividends, $22.0 million of which qualified under these provisions. The resulting impact of these dividends on our income tax expense was not material.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open years and releases those amounts when the exposures no longer exist. The audits of the

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

federal income tax returns for the years 1995 through 2001 were concluded at the examination level in 2005 with the resolution of an issue related to the calculation of the research and development tax credits. The examination results are currently under review by the Joint Committee on Taxation. We expect the review to be completed in 2006 or early 2007. We do not expect that this review will change the results of the examination. As a result, in 2005, we recognized a tax benefit for the release of $1.7 million in previously-established research and development credit tax reserves. We do not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years.

Note 8—Stock Plans

The 1998 Management Share Incentive Plan provides for grants of restricted stock awards and stock options to eligible key employees through March 2008. The 1990 Non-Employee Directors’ Stock Option Plan, as amended April 1, 2001, provides for annual grants of stock options and restricted stock awards to eligible directors. As of December 31, 2005, there were 1,126,180 shares and 130,829 shares, respectively, reserved for future grants under these plans.

Restricted stock awards are granted without payment to the company in consideration of services to be performed in the ensuing three years. Restricted stock awards of 52,878 shares (fair value of $2.3 million), 45,098 shares (fair value of $1.2 million), and 81,705 shares (fair value of $0.9 million) were granted in 2005, 2004, and 2003, respectively. Restricted stock awards expense charged to operations was approximately $1.4 million in 2005, $0.9 million in 2004, and $0.7 million in 2003.

Stock options are generally granted at market value option prices and expire after ten years (limited instances of option prices in excess of market value and expiration after five years). Stock options granted in 2005 were exercisable beginning three years after the grant date. In December 2005, we accelerated the vesting of stock options granted in 2005. Under the amended terms, these options were exercisable on or after December 14, 2005. Stock options granted in 2004 and 2003 were exercisable beginning one year after the grant date. Options granted prior to 2003 were exercisable six months after the grant date.

The weighted average fair value of options granted was $16.31 per share in 2005, $8.63 per share in 2004, and $3.33 per share in 2003.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2005 were as follows:

		Weighted-Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life
$ 5.88 - $ 9.03	372,802	$ 7.49	4.8 years
$10.65 - $13.57	709,431	11.30	6.7
$25.07 - $28.06	277,188	25.17	8.2
$44.36 - $50.25	194,786	45.68	9.0

$ 5.88 - $50.25	1,554,207	17.17	6.8

A summary of option activity under the two plans follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding January 1, 2003	1,478,814	$9.69
Granted	744,630	11.58
Exercised before adjustment	(259,752)	8.16
Adjustment for special distribution	153,057	(0.77)
Exercised after adjustment	(101,199)	9.06

Outstanding December 31, 2003	2,015,550	9.88	1,270,920
Granted	297,065	25.21
Exercised	(519,911)	9.45

Outstanding December 31, 2004	1,792,704	12.55	1,495,639
Granted	194,786	45.68
Exercised	(433,283)	10.86

Outstanding December 31, 2005	1,554,207	17.17	1,554,207

Note 9—Accounts Receivable Securitization

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Long-Term Debt

	2005	2004
	(In thousands)
U.S.
Industrial development debt issues payable through 2022, 2.39%	$10,750	$10,750
Series B Senior Notes payable through 2006, 7.69%	4,000	8,000
Senior Notes payable through 2012, 8.39%	39,070	39,585
Other	50	100
International
Various notes payable through 2006, 9.63% to 19.0%	98	524

Total	53,968	58,959
Amounts due within one year	8,134	4,496

Long-term debt	45,834	54,463

Approximate maturities of these obligations are $8.1 million in 2006, $8.0 million in 2008, $8.8 million in 2009, $10.0 million in 2010, and $19.1 million thereafter. Some debt agreements require us to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants as of December 31, 2005.

Note 11—Pensions and Other Postretirement Benefits

We maintain various defined benefit and defined contribution plans covering the majority of our employees. The principal U.S. plan is funded in compliance with the Employee Retirement Income Security Act (ERISA). It is the general policy to fund current costs for the international plans except in Germany and Mexico, where it is common practice and permissible under tax laws to accrue book reserves.

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

We provide health care benefits and limited life insurance for certain retired employees who are covered by our principal U.S. defined benefit pension plan until they become Medicare-eligible.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use a January 1 measurement date for our plans. Information pertaining to defined benefit pension plans and other postretirement benefits plans is provided in the following table.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In thousands)
Change in Benefit Obligations
Benefit obligations at January 1	$270,045	$244,340	$26,387	$22,873
Service cost	7,843	7,383	543	513
Interest cost	14,985	14,661	1,609	1,505
Employee contributions	554	698	—	—
Plan amendments	44	68	—	—
Actuarial losses	14,515	11,675	1,949	3,589
Benefits paid	(13,716)	(13,701)	(1,970)	(2,093)
Curtailments	—	(568)	—	—
Currency translation effects	(8,176)	5,489	—	—

Benefit obligations at December 31	286,094	270,045	28,518	26,387

Change in Plan Assets
Fair value of plan assets at January 1	383,195	356,477	—	—
Actual return on plan assets	25,162	38,570	—	—
Employer contributions	4,029	3,865	470	143
Employee contributions	554	698	—	—
Benefits paid	(13,716)	(13,701)	(1,970)	(2,093)
Section 420 transfer to retiree medical plan	(1,500)	(1,950)	1,500	1,950
Reimbursement of German benefits	(1,868)	(1,881)	—	—
Currency translation effects	(565)	1,117	—	—

Fair value of plan assets at December 31	395,291	383,195	—	—

Funded Status
Funded status at December 31	109,197	113,150	(28,518)	(26,387)
Unrecognized transition gains	300	325	—	—
Unrecognized prior service cost	888	1,103	(1,444)	(1,682)
Unrecognized net actuarial (gains) losses	(26,527)	(44,093)	12,401	11,447

Prepaid (accrued) benefit cost	83,858	70,485	(17,561)	(16,622)

Amounts Recognized in the Balance Sheet
Prepaid benefit cost	140,575	131,496	—	—
Accrued benefit liability	(60,447)	(64,659)	(17,561)	(16,622)
Intangible asset	334	412	—	—
Minimum pension liability adjustments	3,396	3,236	—	—

Prepaid (accrued) benefit cost	83,858	70,485	(17,561)	(16,622)

Accumulated Benefit Obligations for all Defined Benefit Plans	233,337	222,297	—	—

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
	(In thousands)
Components of Net Periodic Benefit Cost
(Credit)
Service cost	$7,843	$7,383	$6,802	$543	$513	$423
Interest cost	14,985	14,661	14,036	1,609	1,505	1,395
Expected return on plan assets	(30,001)	(29,123)	(27,785)	—	—	—
Amortization of transition amounts	43	28	(509)	—	—	—
Amortization of prior service cost	270	299	310	(227)	(228)	(228)
Recognized net actuarial losses (gains)	496	(661)	(1,677)	984	828	590
Settlement loss	260	225	—	—	—	—
Curtailment gain	—	—	(2,022)	—	—	—

Net periodic benefit (credit) cost	(6,104)	(7,188)	(10,845)	2,909	2,618	2,180

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Assumptions used to determine benefit obligations
Discount rate	5.5%	5.8%	5.8%	6.0%
Rate of compensation increase	3.4%	3.4%	—	—
Assumptions used to determine net periodic benefit cost
Discount rate	5.7%	6.1%	6.0%	6.3%
Expected return on plan assets	8.4%	8.5%	—	—
Rate of compensation increases	3.4%	3.5%	—	—

The expected return on assets for the 2005 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on historical returns) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Plan Assets at December 31
	2005	2004
Asset Category
Equity securities	76.8%	75.5%
Debt securities	19.5%	22.0%
Real estate	0.2%	0.2%
Cash/other	3.5%	2.3%

Total	100.0%	100.0%

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

We expect to make net contributions of $1.7 million to our pension plans in 2006.

For measurement purposes, a 7.0% increase in the costs of covered health care benefits was assumed for the year 2005, decreasing by 0.5% for each successive year to 4.0% in 2011 and thereafter. A one-percentage-point

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change in assumed health care cost trend rates would have increased or decreased the other postretirement benefit obligations and current year plan expense by approximately $2.0 million and $0.2 million, respectively.

Expense for defined contribution pension plans was $3.9 million in 2005, $3.8 million in 2004, and $3.4 million in 2003.

On December 31, 2003, the U.S. defined benefit pension plan owned 2,533,500 shares (market value $67.1 million) of our common stock. During 2004, the pension plan sold all shares of our common stock. During 2004 and 2003, the pension plan received dividends of approximately $0.2 million and $4.5 million, respectively, on those shares.

The estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $13.0 million in 2006, $13.4 million in 2007, $14.0 million in 2008, $14.7 million in 2009, $15.3 million in 2010, and are expected to aggregate $89.5 million for the five years thereafter. The estimated other postretirement benefits to be paid during the next five years are $2.0 million in 2006, $2.0 million in 2007, $2.0 million in 2008, $2.1 million in 2009, $2.2 million in 2010, and are expected to aggregate $11.9 million for the five years thereafter.

Note 12—Other Income

	2005	2004	2003
	(In thousands)
Interest	$2,460	$2,714	$1,071
Rent	—	—	532
Dividends	—	610	1,048
Dispositions of assets	1,604	1,008	(826)
Other, net	(6)	672	(101)

Total	4,058	5,004	1,724

Note 13—Leases

We lease office space, manufacturing and warehouse facilities, automobiles and other equipment under operating lease arrangements. Rent expense was $10.9 million in 2005, $9.9 million in 2004, and $9.1 million in 2003. Minimum rental commitments under noncancelable leases are $7.0 million in 2006, $5.1 million in 2007, $4.0 million in 2008, $3.7 million in 2009, $3.8 million in 2010, and $4.0 million thereafter.

Note 14—Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the year ended December 31, 2005 were as follows:

	Goodwill	Intangibles
	(In thousands)
Net balances at January 1, 2005	$49,495	$2,605
Goodwill acquired	8,012	—
Intangibles acquired	—	7,493
Amortization expense	—	(745)
Currency translation and other	(1,853)	—

Net balances at December 31, 2005	55,654	9,353

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, goodwill of approximately $40.8 million and $14.9 million related to the North American and European operating segments, respectively. Approximately $5.6 million of the goodwill acquired during 2005 related to the Microsensor Systems, Inc. acquisition; the remainder related primarily to additional consideration paid on previous acquisitions.

Intangible assets include patents, license agreements, copyrights, and trademarks. These items are included in other noncurrent assets. At December 31, 2005, intangible assets totaled $9.4 million, net of accumulated amortization of $4.4 million. Intangible asset amortization expense over the next five years is expected to be approximately $0.9 million in 2006, $1.3 million in 2007, $1.3 million in 2008, $0.6 million in 2009, and $0.6 million in 2010.

Note 15—Short-Term Debt

Short-term bank lines of credit amounted to $59.0 million of which $58.3 million was unused at December 31, 2005. Generally, these short-term lines of credit are renewable annually, and there are no significant commitment fees or compensating balance requirements. Short-term borrowings with banks, which exclude the current portion of long-term debt, were $0.7 million and $1.9 million at December 31, 2005 and 2004, respectively. The average month-end balance of total short-term borrowings during 2005 was $23.9 million. The maximum month-end balance of $32.9 million occurred at June 30, 2005. The weighted average interest rates on short-term borrowings at December 31, 2005 and 2004 were 6% and 7%, respectively.

Note 16—Derivative Financial Instruments

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

The fair value of the interest rate swap at December 31, 2005, has been recorded as a liability of $0.9 million that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of the long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amount paid are recognized in interest expense on an ongoing basis. This rate difference resulted in reductions in interest expense of approximately $0.1 million during 2005 and $0.3 million during 2004.

On March 5, 2004, we terminated an interest rate swap agreement which we had entered into on December 2, 2003. The termination of this agreement resulted in a realized gain of approximately $0.7 million, which was reported as a reduction of interest expense during 2004.

Note 17—Acquisitions

On September 1, 2005, we acquired Microsensor Systems, Inc. of Bowling Green, Kentucky. Microsensor Systems is a world leader in surface acoustic wave based chemical sensing technology used to detect chemical warfare agents. We believe the acquisition of Microsensor Systems significantly strengthens our position as a

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

premier provider of leading edge detection technology, while expanding our product offerings in the homeland security, emergency responder, law enforcement, military and industrial markets.

The initial purchase price of $12.8 million in cash includes amounts paid to the previous owners and other direct external costs associated with the acquisition. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

The following table summarizes the estimated fair value of the Microsensor Systems assets acquired and liabilities assumed at the date of acquisition:

September 1, 2005
(In thousands)
Current assets	$2,238
Property	222
Intangibles	5,179
Goodwill	5,643

Total assets acquired	13,282
Current liabilities	455

Net assets acquired	12,827

Goodwill related to the Microsensor Systems acquisition, which is included in the North American segment, is expected to be deductible for tax purposes.

The acquisition agreement provides for additional consideration of up to $2.3 million to be paid to the former owners based on sales of certain Microsensor Systems products during the five year period from September 1, 2005 through August 31, 2010. Additional consideration will be charged to goodwill.

On June 30, 2004, we acquired Sordin AB of Varnamo, Sweden, a leading manufacturer of passive and electronic hearing protection designed for the industrial, law enforcement and military markets. The acquisition was recorded using the purchase method of accounting. The $4.3 million initial purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values and included $2.9 million of goodwill, which is included in the European segment. The acquisition agreement provided for additional consideration of up to $5.4 million to be paid to the former owners based on Sordin’s earnings performance during the five year period from July 1, 2004 through June 30, 2009. In October 2005, the acquisition agreement was amended to satisfy our additional consideration obligation to 60% of the former shareholders with a lump sum payment of $2.2 million, which was charged to goodwill. The additional consideration due to the remaining 40% of the former shareholders, who comprise the current Sordin management team, is being recognized as compensation expense over the five year earn out period, as specified in the acquisition agreement.

Microsensor Systems and Sordin operating results have been included in our consolidated financial statements from their respective acquisition dates. Pro forma consolidated results, as if the acquisitions had occurred at the beginning of 2003, would not be materially different from the results reported.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Discontinued Operations

On September 12, 2003, we sold certain assets of the Callery Chemical Division to BASF Corporation for $64.6 million. The operating results of the Callery Chemical Division and the gain on the sale of the division, as summarized below, have been classified as discontinued operations.

Year ended December 31, 2003
(In thousands)
Net sales	$21,345

Income before income taxes	4,210
Provision for income taxes	1,525

Net income from discontinued operations	2,685

Gain on sale of discontinued operations	22,390
Provision for income taxes	8,732

Gain on sale of discontinued operations—after tax	13,658

Note 19—Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 3,000 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 26,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes, and other relevant information. We reevaluate our exposures on an ongoing basis and make adjustments to the reserve as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial condition.

In the normal course of business, we make payments to settle product liability claims and related legal fees that are covered by insurance. We record receivables for the portion of these payments that we expect to recover from insurance carriers. At December 31, 2005, the net balance of receivables from insurance carriers was $5.0 million. We evaluate the collectibility of these receivables on an ongoing basis and make adjustments as appropriate.

In connection with our sale of the Callery Chemical facility in Evans City, Pennsylvania, we have retained responsibility for certain environmental costs at this site, where relatively low levels of contamination are known to exist. Under the terms of the asset purchase agreement with BASF, our maximum liability for these matters is

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capped at $50.0 million. Based on environmental studies performed prior to the sale of the division, we do not believe that our potential exposure under the terms of this agreement will materially affect our financial condition.

Note 20—Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. FAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The provisions of this Statement are effective for costs incurred after December 31, 2005. We expect that our adoption of this statement effective January 1, 2006 will not have a material effect on our consolidated results of operations or financial condition.

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, which is a revision of FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123R requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. This Statement applies to all awards granted on or after January 1, 2006, and to awards modified, repurchased, or cancelled after that date. We expect that adopting this Statement will reduce our net income in 2006 by approximately $1.6 million.

Note 21—Quarterly Financial Information (Unaudited)

	2005					2004
	Quarters					Quarters
	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
	(In thousands, except earnings per share)
Net sales	$228,048	$220,124	$217,879	$241,861	$907,912	$194,490	$213,114	$219,962	$224,943	$852,509
Gross profit	93,368	87,440	81,182	93,450	355,440	81,803	84,931	88,374	85,312	340,420
Net income	21,353	19,201	17,052	24,177	81,783	16,138	18,118	19,111	17,680	71,047

Basic earnings per share	.58	.53	.47	.66	2.24	.44	.49	.51	.47	1.91

Diluted earnings per share	.57	.52	.46	.65	2.19	.43	.48	.50	.46	1.86

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

See Item 8. Financial Statements and Supplementary Data—“Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Other Information Concerning Directors and Officers” (except as excluded below), (3) “Stock Ownership,” and (4) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 11, 2006. The information appearing in such Proxy Statement under the captions “Compensation Committee Report on Executive Compensation,” “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s Internet site at www.MSANet.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.

The following table sets forth information as of December 31, 2005 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,554,207	$17.17	1,257,009
Equity compensation plans not approved by security holders	None	—	None
Total	1,554,207	$17.17	1,257,009

*	Includes 1,126,180 shares available for issuance under the Company’s 1998 Management Share Incentive Plan (MSIP) and 130,829 shares available for issuance under the Company’s 1990 Non-Employee Directors’ Stock Option Plan (DSOP). In addition to stock options, the DSOP authorizes the issuance of restricted stock awards, and the MSIP authorizes the issuance of stock appreciation rights, restricted stock, performance awards and other stock and stock-based awards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K.

(a) 2. The following additional financial information for the three years ended December 31, 2005 is filed with the report and should be read in conjunction with the above financial statements:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements and consolidated notes to the financial statements listed above.

(a) 3. Exhibits

(3	)(i)	Restated Articles of Incorporation as amended to January 16, 2004, filed as Exhibit 3(i) to Form 10-K on March 15, 2004, is incorporated herein by reference.

(3	)(ii)	By-laws of the registrant, as amended on October 26, 2004, filed as Exhibit 3.1 to Form 8-K on October 27, 2004, is incorporated herein by reference.

(4)		Rights Agreement dated as of February 10, 1997 between the registrant and Norwest Bank Minnesota, N.A., as Rights Agent, filed as Exhibit (4) to Form 10-K on March 27, 2002, is incorporated herein by reference.

(10	)(a)*	1998 Management Share Incentive Plan, filed as Exhibit 10(b) to Form 10-K on March 28, 2003, is incorporated herein by reference.

(10	)(b)*	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(c) to Form 10-K on March 27, 2001, is incorporated herein by reference.

(10	)(c)*	Supplemental Pension Plan as of May 5, 1998, filed as Exhibit 10(d) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(d)*	1990 Non-Employee Directors’ Stock Option Plan as amended effective April 29, 2004, filed as Exhibit 10(d) to Form 10-K on March 14, 2005, is incorporated herein by reference.

(10	)(e)*	Executive Insurance Program as Amended and Restated as of January 1, 2001, filed as Exhibit 10(g) to Form 10-K on March 27, 2001, is incorporated herein by reference.

(10	)(f)*	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(g)*	Form of Severance Agreement as of May 20, 1998 between the registrant and John T. Ryan III, filed as Exhibit 10(h) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(h)*	Form of Severance Agreement between the registrant and the other executive officers filed as Exhibit 10(i) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(i)*	First Amendment to the 1998 Management Share Incentive Plan as of March 10, 1999, filed as Exhibit 10(i) to Form 10-Q on August 6, 2004, is incorporated herein by reference.

(10	)(j)	Trust Agreement as of June 1, 1996 between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust filed as Exhibit 10(k) to Form 10-K on March 28, 2003, is incorporated herein by reference.

(10	)(k)*	MSA Supplemental Savings Plan, as amended and restated effective January 1, 2003, filed as Exhibit 10(l) to Form 10-K on March 28, 2003, is incorporated herein by reference.

(10	)(l)*	CEO Annual Incentive Award Plan filed as Appendix A to the registrant’s definitive proxy statement dated March 29, 2005, is incorporated herein by reference.

(21)		Affiliates of the registrant is filed herewith.

(23)		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm is filed herewith.

(31	)(1)	Certification of J. T. Ryan III pursuant to Rule 13a-14(a) is filed herewith.

(31	)(2)	Certification of D. L. Zeitler pursuant to Rule 13a-14(a) is filed herewith.

(32)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.(S)1350 is filed herewith.

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

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

MINE SAFETY APPLIANCES COMPANY

March 6, 2006	By	/s/ JOHN T. RYAN III
(Date)		John T. Ryan III
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. RYAN III John T. Ryan III	Director; Chairman of the Board and Chief Executive Officer	March 6, 2006

/s/ DENNIS L. ZEITLER Dennis L. Zeitler	Vice President—Finance; Principal Financial and Accounting Officer	March 6, 2006

/s/ CALVIN A. CAMPBELL, JR. Calvin A. Campbell, Jr.	Director	March 6, 2006

/s/ JAMES A. CEDERNA James A. Cederna	Director	March 6, 2006

/s/ THOMAS B. HOTOPP Thomas B. Hotopp	Director	March 6, 2006

/s/ DIANE M. PEARSE Diane M. Pearse	Director	March 6, 2006

/s/ L. EDWARD SHAW, JR. L. Edward Shaw, Jr.	Director	March 6, 2006

/s/ JOHN C. UNKOVIC John C. Unkovic	Director	March 6, 2006

/s/ THOMAS H. WITMER Thomas H. Witmer	Director	March 6, 2006

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors

of Mine Safety Appliances Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 6, 2006 appearing in the 2005 Annual Report to Shareholders of Mine Safety Appliances Company (which report, consolidated financial statements and assessment are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 6, 2006

F-1

SCHEDULE II

MINE SAFETY APPLIANCES COMPANY AND AFFILIATES

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2005

(IN THOUSANDS)

	2005	2004	2003
Allowance for doubtful accounts:
Balance at beginning of year	$7,548	$6,418	$4,134
Additions—
Charged to costs and expenses	474	1,703	2,718
Deductions—
Deductions from reserves (1)	1,981	573	434

Balance at end of year	6,041	7,548	6,418

(1)	Bad debts written off, net of recoveries.

F-2