Form 10-Q
period 2006-03-31
MINE SAFETY APPLIANCES CO
filed 2006-05-10
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

As of April 28, 2006, 36,552,135 shares of common stock without par value were outstanding, not including 2,864,274 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended March 31
	2006	2005
Net sales	$228,350	$228,048
Other income	285	1,332

	228,635	229,380

Costs and expenses
Cost of products sold	135,776	136,274
Selling, general and administrative	53,553	51,964
Research and development	5,548	5,680
Restructuring and other charges	5,997	—
Interest	1,188	1,218
Currency exchange losses	1,068	615

	203,130	195,751

Income before income taxes	25,505	33,629
Provision for income taxes	9,767	12,276

Net income	$15,738	$21,353

Basic earnings per common share	$0.43	$0.58

Diluted earnings per common share	$0.42	$0.57

Dividends per common share	$0.14	$0.10

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

Unaudited

	March 31 2006	December 31 2005
ASSETS
Current assets

Cash and cash equivalents	$46,996	$44,797
Trade receivables, less allowance for doubtful accounts of $6,393 and $6,041, respectively	170,180	169,436
Inventories	130,491	119,731
Deferred tax assets	17,836	17,868
Prepaid expenses and other current assets	21,455	25,394

Total current assets	386,958	377,226

Property, less accumulated depreciation of $248,327 and $245,388, respectively	115,248	116,209
Prepaid pension cost	138,036	140,575
Deferred tax assets	20,017	19,364
Goodwill	60,892	55,654
Other noncurrent assets	19,844	16,329

TOTAL	$740,995	$725,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$12,038	$8,808
Accounts payable	48,817	40,935
Employees’ compensation	15,004	18,483
Insurance and product liability	15,078	13,807
Taxes on income	4,696	7,063
Other current liabilities	34,786	41,763

Total current liabilities	130,419	130,859

Long-term debt	45,651	45,834
Pensions and other employee benefits	83,444	80,656
Deferred tax liabilities	75,713	75,511
Other noncurrent liabilities	11,017	10,100

Shareholders’ equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 36,556,535 and 36,545,984 shares)	55,220	50,887
Stock compensation trust — 2,864,274 and 3,001,125 shares	(14,952)	(15,667)
Treasury shares, at cost:
Preferred — 52,841 and 52,841 shares	(1,750)	(1,750)
Common — 22,660,582 and 22,534,282 shares	(204,487)	(199,562)
Deferred stock compensation	(2,791)	(2,218)
Accumulated other comprehensive income	(7,377)	(9,571)
Retained earnings	567,319	556,709

Total shareholders’ equity	394,751	382,397

TOTAL	$740,995	$725,357

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Three Months Ended March 31
	2006	2005
OPERATING ACTIVITIES
Net income	$15,738	$21,353
Depreciation and amortization	6,130	6,486
Pensions	(1,291)	(1,569)
Net loss (gain) on sale of assets	139	(633)
Restructuring and other charges	4,843	—
Stock-based compensation	2,206	252
Deferred income taxes	25	2,137
Changes in operating assets and liabilities	(7,488)	(9,661)
Other — including currency exchange adjustments	381	(736)

Cash flow from operating activities	20,683	17,629

INVESTING ACTIVITIES
Property additions	(3,760)	(3,997)
Property disposals	243	952
Acquisitions, net of cash acquired, and other investing	(10,649)	(1,114)

Cash flow from investing activities	(14,166)	(4,159)

FINANCING ACTIVITIES
Additions to long-term debt	112	388
Reductions of long-term debt	(13)	(77)
Changes in notes payable and short-term debt	2,609	23,501
Cash dividends	(5,128)	(3,647)
Company stock purchases	(4,925)	(51,379)
Company stock sales	909	1,620
Excess tax benefit related to stock plans	1,360	—

Cash flow from financing activities	(5,076)	(29,594)

Effect of exchange rate changes on cash	758	(975)

Increase (decrease) in cash and cash equivalents	2,199	(17,099)
Beginning cash and cash equivalents	44,797	76,545

Ending cash and cash equivalents	$46,996	$59,446

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

The interim condensed consolidated financial statements are unaudited; however, we believe that all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

(2) Restructuring and Other Charges

During the three months ended March 31, 2006, we recorded charges of $6.0 million (approximately $3.7 million after tax) related to the previously-announced Project Outlook strategic restructuring plan in North America. Project Outlook is designed to ensure that our North American management teams, employees, product design processes, and operational functions are fully aligned with our strategic goals and the needs of our customers. The plan includes a reorganization of business and support functions that will result in cost reductions and a higher degree of collaboration, focus and efficiency. A significant portion of the Project Outlook cost reductions will be realized through a focused voluntary retirement incentive program (VRIP) that was completed during the first quarter of 2006. In January 2006, approximately 60 employees elected to retire at the end of January under the terms of the VRIP. First quarter 2006 restructuring charges include approximately $5.3 million for VRIP retirees, primarily special termination benefits that will be paid from the pension plan, and approximately $0.7 million in severance costs related to additional staffing reductions that were made at the end of January 2006. We expect to incur approximately $0.6 million after-tax in additional Project Outlook expenses during the remainder of 2006. These additional expenses are primarily related to the relocation of various employee work groups within the new organizational structure.

(3) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended March 31
(In thousands)	2006	2005
Net income	$15,738	$21,353
Preferred stock dividends	10	10

Income available to common shareholders	15,728	21,343

Basic shares outstanding	36,544	36,486
Stock options	649	896

Diluted shares outstanding	37,193	37,382

Antidilutive stock options	366	187

(4) Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended March 31
(In thousands)	2006	2005
Net income	$15,738	$21,353
Cumulative translation adjustments	2,194	(5,038)

Comprehensive income	17,932	16,315

Components of accumulated other comprehensive income are as follows:

(In thousands)	March 31 2006	December 31 2005
Cumulative translation adjustments	$(4,866)	$(7,060)
Minimum pension liability adjustments	(2,511)	(2,511)

Accumulated other comprehensive income	(7,377)	(9,571)

(5) Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. Reportable segment information is presented in the following table:

	Three Months Ended March 31, 2006
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$136,516	$47,724	$44,110	$—	$228,350
Intercompany sales	9,581	19,483	1,138	(30,202)	—
Net income	11,556	1,752	3,097	(667)	15,738

	Three Months Ended March 31, 2005
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$145,539	$45,891	$36,618	$—	$228,048
Intercompany sales	7,154	18,490	1,397	(27,041)	—
Net income	16,330	2,685	2,935	(597)	21,353

We have restated prior year segment information to conform to the current year presentation.

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost for the three months ended March 31 consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005
Service cost	$2,293	$2,014	$164	$144
Interest cost	3,864	3,739	394	380
Expected return on plan assets	(7,762)	(7,442)	—	—
Amortization of transition amounts	11	17	—	—
Amortization of prior service cost	49	67	(57)	(57)
Recognized net actuarial losses	254	36	200	283

Net periodic benefit (credit) cost	(1,291)	(1,569)	701	750

We made contributions of $0.4 million to our pension plans in the three months ended March 31, 2006. We expect to make net contributions of approximately $1.7 million to our pension plans in 2006.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, for the three months ended March 31, 2006 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2006	$55,654	$9,353
Goodwill and intangible assets acquired	4,681	1,366
Amortization expense	—	(337)
Currency translation and other	557	(5)

Net balances at March 31, 2006	60,892	10,377

At March 31, 2006, goodwill of approximately $40.1 million, $15.4 million, and $5.4 million related to the North American, European, and International operating segments, respectively. As more fully discussed in Note 11, goodwill additions relate to our acquisition of Select PPE in South Africa.

(8) Inventories

(In thousands)	March 31 2006	December 31 2005
Finished products	$57,690	$49,073
Work in process	25,774	24,096
Raw materials and supplies	47,027	46,562

Total LIFO inventories	130,491	119,731

(9) Stock-Based Compensation

The 1998 Management Share Incentive Plan provides for grants of restricted stock awards and stock options to eligible key employees through March 2008. The 1990 Non-Employee Directors’ Stock Option Plan, as amended April 29, 2004, provides for annual grants of stock options and restricted stock awards to eligible directors. Restricted stock awards are granted without payment to the company in consideration of services to be performed in the ensuing three years. Stock options are granted at market value option prices and expire after ten years (limited instances of option prices in excess of market value and expiration after five years). Stock options granted in 2006 are exercisable beginning three years after the grant date. Stock options granted in 2005 and earlier years were fully vested as of December 31, 2005. As of March 31, 2006, there were 916,004 shares and 130,829 shares, respectively, reserved for future grants under the management and directors plans. We issue Stock Compensation Trust shares or new shares for stock option exercises and restricted stock awards.

On January 1, 2006, we adopted Statement of FAS No. 123R, Share-Based Payment, which requires that we recognize compensation expense for stock-based compensation based on the grant date fair value. Except for retirement-eligible employees, for whom there is no requisite service period, this expense is recognized ratably over the requisite service periods following the date of grant. For retirement-eligible employees, this expense is recognized at the grant date. We have elected the modified prospective application method for adoption, and prior periods financial statements have not been restated. Prior to January 1, 2006, we accounted for stock-based compensation in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method, which resulted in no compensation expense for stock options.

Stock-based compensation expense for the three months ended March 31 was as follows:

(In thousands)	2006	2005
Restricted stock awards	$983	$252
Stock option grants	1,223	—

Total compensation expense before income taxes	2,206	252
Income tax benefit	806	98

Total compensation expense, net of income tax benefit	1,400	154

We did not capitalize any stock-based compensation expenses in the first quarter of 2006 or 2005.

Prior to January 1, 2006, we did not recognize stock-based compensation expense for stock options. If we had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by FAS 123, Accounting for

Stock-Based Compensation, net income and earnings per share for the three months ended March 31, 2005 would have been reduced to the pro forma amounts shown below:

(In thousands)	2005
Net income as reported	$21,353
Fair value of stock options granted, net of tax	(413)

Pro forma net income	20,940

Basic earnings per share:
As reported	$0.58
Pro forma	0.57
Diluted earnings per share:
As reported	$0.57
Pro forma	0.56

Stock option expense for the three months ended March 31, 2006 and the pro forma effect as if FAS 123 had been applied for the first quarter of 2005 are based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2006 and 2005:

	2006	2005
Fair value per option	$16.27	$16.58
Risk-free interest rate	4.6%	4.3%
Expected dividend yield	1.4%	2.0%
Expected volatility	41%	34%
Expected life (years)	5.6	9.9

The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date converted into an implied spot rate yield curve. Expected dividend yield is based on the most recent annualized dividend divided by the one year average closing share price. Expected volatility is based on the ten year historical volatility using daily stock prices. Expected life in years for 2006 is based on historical stock option exercise data. Prior to 2006, expected life approximated contractual life.

Stock-based compensation cost for restricted stock awards is measured at the grant date fair value, which is the market price of the stock.

A summary of stock option activity for the three months ended March 31, 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2006	1,554,207	$17.17
Granted	171,097	40.14
Exercised	(97,772)	9.29

Outstanding at March 31, 2006	1,627,532	20.05	7.0	$35.7

Exercisable at March 31, 2006	1,456,435	17.70	6.6	35.4

A summary of restricted stock award activity for the three months ended March 31, 2006 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	169,730	$25.10
Granted	39,079	40.08
Vested	(73,810)	12.04
Forfeited	(813)	41.81

Unvested at March 31, 2006	134,186	36.54

During the three months ended March 31, 2006, the total intrinsic value of stock options exercised (i.e. the difference between the market price at exercise and the option price paid to exercise the option) was $3.2 million. The fair values of restricted stock awards vested during the three months ended March 31, 2006 and 2005 were $2.8 million and $2.0 million, respectively.

As of March 31, 2006, there was $4.4 million of total future unvested stock-based compensation expense and the weighted average period over which this expense is expected to be recognized was approximately 2.4 years.

(10) Derivative Financial Instruments

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

The fair value of the interest rate swap at March 31, 2006 and December 31, 2005, has been recorded as a liability of $1.2 million and $0.9 million, respectively, that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference was not significant during the three months ended March 31, 2006. This rate difference resulted in a reduction in interest expense of $0.1 million during the three months ended March 31, 2005.

(11) Acquisitions

In January 2006, we took steps to ensure our compliance with South African Black Economic Empowerment (BEE) requirements by forming a new South African holding company in which Mineworkers Investment Company (MIC) of Johannesburg, South Africa holds a 25.1% ownership interest. Compliance with BEE, a South African government program similar to Affirmative Action in the United States, is key to achieving meaningful growth in South Africa, particularly in the mining industry. At the same time, we acquired Select Personal Protective Equipment (Select PPE) of South Africa, an established supplier of multi-brand safety equipment and solutions to the South African mining industry. Our existing South African company, MSA Africa, and Select PPE are operating independently under the newly-established South African holding company. We believe that our new South African operating structure significantly improves our market presence and expertise in serving the mining industry and provides significant growth opportunities in the region. The acquisition was recorded using the purchase method of accounting. We are currently determining the fair value of Select PPE assets acquired and liabilities assumed. Our preliminary allocation of the $7.9 million Select PPE purchase price includes goodwill of $4.7 million. Operating results for Select PPE have been included in our consolidated financial statements from the acquisition date. Proforma consolidated results, as if the acquisition had occurred at the beginning of 2005, would not be materially different from the results reported.

On September 1, 2005, we acquired Microsensor Systems, Inc. of Bowling Green, Kentucky. Microsensor Systems is a world leader in surface acoustic wave based chemical sensing technology used to detect chemical warfare agents. We believe the acquisition of Microsensor Systems significantly strengthens our position as a premier provider of leading edge detection technology, while expanding our product offerings in the homeland security, emergency responder, law enforcement, military and industrial markets. The initial purchase price of $12.8 million included $5.2 million of intangible assets and $5.6 million of goodwill, which is expected to be deductible for tax purposes. The acquisition agreement provides for additional consideration of up to $2.3 million to be paid to the former owners based on sales of certain Microsensor Systems products during the five year period from September 1, 2005 through August 31, 2010. Additional consideration will be charged to goodwill when paid. Microsensor Systems operating results have been included in our consolidated financial statements from the acquisition date. Pro forma consolidated results, as if the acquisition had occurred at the beginning of 2005, would not be materially different from the results reported.

(12) Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,900 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 25,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes, and other relevant information. We evaluate our exposures on an ongoing basis and make adjustments to the reserve as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial condition.

In the normal course of business, we make payments to settle product liability claims and related legal fees that are covered by insurance. We record receivables for the portion of these payments that we expect to recover from insurance carriers. At March 31, 2006, the net balance of receivables from insurance carriers was $5.3 million. We evaluate the collectibility of these receivables on an ongoing basis and make adjustments as appropriate.

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

(13) Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect any financial statement implications related to the adoption of this statement.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. FAS No. 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. This statement is effective January 1, 2007. We do not expect any financial statement implications related to the adoption of this statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, spending patterns of government agencies, competitive pressures, product liability claims, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2005, approximately 63%, 21%, and 16% of our net sales were made by our North America, Europe, and International segments, respectively.

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

ACQUISITIONS

In January 2006, we took steps to ensure our compliance with South African Black Economic Empowerment (BEE) requirements by forming a new South African holding company in which Mineworkers Investment Company (MIC) of Johannesburg, South Africa holds a 25.1% ownership interest. Compliance with BEE, a South African government program similar to Affirmative

Action in the United States, is key to achieving meaningful growth in South Africa, particularly in the mining industry. At the same time, we acquired Select Personal Protective Equipment (Select PPE) of South Africa, an established supplier of multi-brand safety equipment and solutions to the South African mining industry. Our preliminary allocation of the $7.9 million Select PPE purchase price includes goodwill of $4.7 million. Our existing South African company, MSA Africa, and Select PPE are operating independently under the newly-established South African holding company. We believe that our new South African operating structure significantly improves our market presence and expertise in serving the mining industry and provides significant growth opportunities in the region.

In September 2005, we acquired Microsensor Systems, Inc. of Bowling Green, Kentucky. Microsensor Systems is a world leader in surface acoustic wave based chemical sensing technology used to detect chemical warfare agents. We believe the acquisition of Microsensor Systems significantly strengthens our position as a premier provider of leading edge detection technology, while expanding our product offerings in the homeland security, emergency responder, law enforcement, military and industrial markets.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales. Net sales for the three months ended March 31, 2006 were $228.4 million, compared with $228.0 million in the same period in 2005.

	Three Months Ended March 31		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2006	2005
North America	$136.5	$145.5	$(9.0)	(6)%
Europe	47.7	45.9	1.8	4%
International	44.1	36.6	7.5	20%

Net sales of the North American segment were $136.5 million for the first quarter of 2006, a decrease of $9.0 million, or 6%, compared to $145.5 million for the first quarter of 2005. The sales decrease in the first quarter of 2006 reflects lower shipments of Advanced Combat Helmets and gas masks, partially offset by improved shipments of instruments and head protection. Our shipments of Advanced Combat Helmets to the military were approximately $10.9 million lower in the current quarter reflecting the completion of certain contracts. As previously disclosed, based on our current contracts with the government, we expect that Advanced Combat Helmet sales will continue to be lower than in the prior year. Gas mask sales were approximately $11.3 million lower in the current quarter, on lower shipments of military masks, as well as commercial masks to the homeland security market. Our sales of instruments and head protection improved approximately $5.6 million and $2.7 million, respectively, on increased demand in construction and industrial markets.

In Europe, net sales for the first quarter of 2006 were $47.7 million, an increase of $1.8 million, or 4%, compared to $45.9 million in the same quarter of 2005. First quarter 2006 local currency sales in Europe were approximately $8.1 million higher than in the same quarter last year. The increase reflects strong shipments of disposable respirators in Germany and France and self-rescuer canisters to the German Army. The unfavorable effect of the weaker euro reduced net sales when stated in U.S. dollars by approximately $6.2 million.

Net sales for the International segment were $44.1 million for the first quarter of 2006, an increase of $7.5 million, or 20%, compared to $36.6 million in the first quarter of 2005. The sales increase includes approximately $4.3 million related to the January 2006 acquisition of Select PPE in South Africa. The remainder of the first quarter sales improvement occurred primarily in Australia, Brazil, and China. First quarter International segment sales when stated in U.S. dollars were not significantly affected by currency exchange rate fluctuations.

Cost of Products Sold. Cost of products sold was $135.8 million for the first quarter of 2006, compared to $136.3 million in the first quarter of 2005.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits during the first quarters of 2006 and 2005 of $1.3 million and $1.6 million, respectively.

Gross Profit. Gross profit for the first quarter of 2006 was $92.6 million, which was $0.8 million, or 1%, higher than gross profit of $91.8 million in the first quarter of 2005. The ratio of gross profit to net sales improved to 40.5% in the first quarter of 2006 compared to 40.2% in the same quarter last year. The higher gross profit ratio in the first quarter of 2006 was primarily related to proportionately lower sales of Advanced Combat Helmets to the U.S. military at gross margins that are generally lower than our margins on commercial sales, partially offset by the higher sales in the European and International segments, where gross margins are generally somewhat lower than in North America.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $53.6 million during the first quarter of 2006, an increase of $1.6 million, or 3%, compared to $52.0 million in the first quarter of 2005. Selling, general and administrative expenses were 23.5% of net sales in the first quarter of 2006 compared to 22.8% of net sales in the first quarter of 2005. The increase in selling, general and administrative expenses includes $1.8 million of incremental stock-based compensation expense related to our adoption of FAS 123R, Share-Based Payment, on January 1, 2006. FAS 123R requires the recognition of compensation expense for the estimated fair value of stock option grants and immediate expense recognition for restricted stock awards and stock options that are granted to participants who are eligible for retirement. The incremental stock compensation expense relates to restricted stock awards and stock options grants made to officers and key management employees in February 2006. The fair value of these awards was $4.3 million, of which $1.8 million was expensed during the first quarter of 2006. The remaining $2.5 million of fair value will generally be expensed over the three year vesting period. Excluding stock compensation expense, selling, general and administrative expenses in North America were down $1.2 million, primarily due to lower depreciation expense on computer systems that were fully depreciated during the fourth quarter of 2005. Local currency selling, general and administrative expenses in the European and International segments were up approximately $3.0 million, primarily related to additional costs associated with generating and supporting higher sales. This local currency increase was partially offset, when stated in U.S. dollars, by a favorable currency exchange effect of $1.4 million, primarily due to a weaker euro in the current quarter.

Research and Development Expense. Research and development expense was $5.5 million during the first quarter of 2006, a decrease of $0.2 million, or 2%, compared to $5.7 million during the first quarter of 2005. The decrease when stated in U.S. dollars was primarily related to the currency exchange effect of a weaker euro. Relatively stable research and development expense reflects our continued emphasis on developing innovative new products.

Depreciation and Amortization Expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $6.1 million for the first quarter of 2006, a decrease of $0.4 million, or 5%, compared to $6.5 million for the first quarter of 2005. The primary reason for lower depreciation expense was the previously-discussed decrease in depreciation of computer systems, partially offset by higher depreciation associated with production equipment additions.

Restructuring and Other Charges. During the first quarter of 2006, we recorded charges of $6.0 million related to our Project Outlook reorganization effort in North America. Project Outlook is designed to ensure that our North American management teams, employees, product design processes, and operational functions are fully aligned with our strategic goals and the needs of our customers. The plan includes a reorganization of business and support functions that will result in cost reductions and a higher degree of collaboration, focus and efficiency. A significant portion of the Project Outlook cost reductions is being realized through a focused voluntary retirement incentive program (VRIP) that was completed during the first quarter of 2006. In January 2006, approximately 60 employees elected to retire at the end of January under the terms of the VRIP. First quarter 2006 restructuring charges include approximately $5.3 million for VRIP retirees, including $4.8 million in non-cash special termination benefits that will be paid from the pension plan, and approximately $0.7 million in severance costs related to additional staffing reductions that were made at the end of January 2006. We expect to incur approximately $0.6 million after-tax in additional Project Outlook expenses during the remainder of 2006. These expenses will be primarily related to the relocation of various employee work groups within the new organizational structure.

Interest Expense. Interest expense was $1.2 million during the first quarters of both 2006 and 2005.

Currency Exchange Losses. Currency exchange losses were $1.1 million in the first quarter of 2006 and $0.6 million in the first quarter of 2005. The higher loss in the current quarter was primarily related to a weakening of the Australian dollar.

Other Income. Other income for first quarter of 2006 was $0.3 million compared to $1.3 million for the first quarter of 2005. Higher other income in the first quarter of 2005 includes a pre-tax gain of approximately $0.7 million on the sale of idle production equipment in Germany.

Income Taxes. The effective tax rate for the first quarter of 2006 was 38.3% compared to 36.5% for the same quarter last year. The higher rate in the current quarter was primarily due to changes in our foreign tax profile and the expiration of the research and development tax credit in the U.S. Based on past history, we expect that it is likely that the research and development tax credit will be reinstated retroactively. If this occurs, we estimate a favorable effect of approximately 1% on our effective tax rate for the year will be recognized in the period of reinstatement.

The determination of income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. We have resolved all matters with the IRS related to our federal income tax returns through 2002 and are awaiting the final clearance on the 1995 through 2001 examination from the Joint Committee on Taxation. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for years not yet settled. We do not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years.

Net Income. Net income for the first quarter of 2006 was $15.7 million, or $0.43 per basic share, compared to $21.4 million, or $0.58 per basic share, for the same quarter last year.

North American segment net income for the first quarter of 2006 was $11.6 million, a decrease of $4.7 million, or 29%, compared to $16.3 million in the first quarter of 2005. The reduction in North American net income was primarily due to the previously-discussed charges related to our Project Outlook restructuring plan and incremental stock-based compensation expense recognized upon the adoption of FAS 123R in the current quarter.

European segment net income during the first quarter of 2006 was $1.8 million, a decrease of $0.9 million, or 35%, from $2.7 million during the first quarter of 2005. First quarter 2005 net income in Europe included an after tax gain of approximately $0.5 million on the previously-discussed equipment sale in Germany. The remainder of the decrease in net income when stated in U.S. dollars was primarily due to the unfavorable effect of a weaker euro.

International segment net income for the first quarter of 2006 was $3.1 million, an increase of $0.2 million, or 6%, compared to $2.9 million in the same quarter last year. The improvement in International net income was primarily related to the previously discussed sales growth.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents increased $2.2 million during the first quarter of 2006, compared to a decrease of $17.1 million during the first quarter of 2005. The significant decrease in cash during the first quarter of 2005 was primarily due to the purchase of $51.4 million of treasury stock, partially offset by a $23.5 million increase in short term debt.

Operating activities provided cash of $20.7 million during the first quarter of 2006, compared to providing cash of $17.6 million in the first quarter of 2005. The improvement reflects an improved operating asset profile in the current quarter. Trade receivables were $170.2 million at March 31, 2006 and $169.4 million at December 31, 2005. LIFO inventories were $130.5 million at March 31, 2006 and $119.7 million at December 31, 2005. Approximately half of the increase in inventories was related to the acquisition of Select PPE in South Africa.

Investing activities used cash of $14.2 million during the first quarter of 2006, compared to using $4.2 million in the same quarter last year. During the first quarters of 2006 and 2005, we used cash of $3.8 million and $4.0 million, respectively, for property additions, primarily production equipment in the U.S. In the first quarter of 2005, we received approximately $1.0 million from the sale of excess production equipment in Germany. During the first quarter of 2006, we used cash of approximately $7.9 million to acquire Select PPE in South Africa. Cash used for other investing activities during the first quarters both 2006 and 2005 related primarily to technology transfers and licensing arrangements.

Financing activities used $5.1 million of cash in the first quarter of 2006, compared to using $29.6 million in the same quarter last year. During the first quarter of 2006, we used $5.1 million of cash to pay dividends compared to paying dividends of $3.7 million in the same quarter last year. During the first quarter of 2005, we purchased $51.4 million treasury shares and financed a portion of those purchases through short-term borrowings, which increased $23.5 million.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at March 31, 2006 resulted in a translation gain of $2.2 million being credited to the cumulative translation adjustments shareholders’ equity account in the first quarter of 2006, compared to a loss of $5.0 million in the first quarter of 2005. Translation gains in the first quarter of 2006 were primarily related to the strengthening of the euro and the Brazilian real. Translation losses in 2005 were primarily due to the weakening of the euro and South African rand.

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,900 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 25,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes and other relevant information. We evaluate our exposures on an ongoing basis and make adjustments to the reserve as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial condition.

In the normal course of business, we make payments to settle product liability claims and related legal fees that are covered by insurance. We record receivables for the portion of these payments that we expect to recover from insurance carriers. At March 31, 2006, the net balance of receivables from insurance carriers was $5.3 million. We evaluate the collectibility of these receivables on an ongoing basis and make adjustments as appropriate.

In connection with our 2003 sale of Callery Chemical facility in Evans City, Pennsylvania, we have retained responsibility for certain environmental costs at this site, where relatively low levels of contamination are known to exist. Under the terms of the asset purchase agreement with BASF, our maximum liability for these matters is capped at $50.0 million. Based on environmental studies performed prior to the sale of the division, we do not believe that our potential exposure under the terms of this agreement will materially affect our financial condition.

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

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. There were no valuation allowances as of March 31, 2006.

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

Stock-based compensation. On January 1, 2006, we adopted FAS No. 123R, Share-Based Payment, which requires the recognition of stock-based compensation expense for the fair value of the grant over the requisite service period. We elected the modified prospective application method for adoption of FAS 123R, and prior period financial statements have not been restated.

Prior to the adoption of FAS No. 123R, we accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value method, which resulted in no compensation expense for stock options granted; and we used the nominal vesting approach related to retirement-eligible employees, in which the compensation expense was recognized over the original vesting period.

On December 14, 2005, we accelerated the vesting of 194,786 unvested stock options that were granted in 2005. The accelerated options have a weighted average exercise price of $45.68, and represented approximately 13% of the options outstanding. The decision to accelerate the vesting of the 2005 options was made primarily to avoid recognizing the related stock compensation expense in future financial statements as required by FAS 123R. The accelerated vesting of the 2005 stock options will reduce our after tax stock-based compensation expense in 2006, 2007, and 2008 by approximately $0.7 million, $0.7 million, and $0.1 million, respectively.

Stock-based compensation grants to management and key employees are generally made during the first quarter of each year. Under the terms of our stock-based compensation plans, there is no requisite service period for individuals who are retirement-eligible. Therefore, beginning in 2006, a larger portion of stock-based compensation expense is recognized in the first quarter for retiree-eligible employees.

We use the Black-Scholes option pricing model to estimate fair value of stock options at the grant date. Determining the fair value of stock options requires a number of judgments, including estimates of the risk-free interest rate, expected dividend yield, expected volatility, and expected life.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect any financial statement implications related to the adoption of this statement.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. FAS No. 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. This statement is effective January 1, 2007. We do not expect any financial statement implications related to the adoption of this statement.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to, spending patterns of government agencies, competitive pressures, product liability claims, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable words. These statements are only predictions and are not guarantees of future performance. Therefore, actual events or results may differ materially from those expressed or forecast in these forward-looking statements.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the quarter ended March 31, 2006 by approximately $9.2 million and $0.5 million, respectively. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2006, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At March 31, 2006, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $1.2 million. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.4 million in the fair value of the interest rate swap.

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

Item 4. Controls and procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2006	—	$—	—	2,526,405
February 1 – February 28, 2006	—	—	—	2,525,145
March 1 – March 31, 2006	100,000	38.85	100,000	2,302,799

On November 2, 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date. The maximum shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.

We do not have any other share repurchase programs.

Item 6. Exhibits

(a)	Exhibits

10(a)	*Retirement Plan for Directors, as amended effective April 1, 2001 is filed herewith.

10(b)	*Executive Insurance Program, as Amended and Restated as of January 1, 2001 is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification pursuant to 18 U.S.C. (S)1350

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

May 10, 2006	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Vice President — Finance; Duly Authorized Officer and Principal Financial Officer