Form 10-Q
period 2006-06-30
MINE SAFETY APPLIANCES CO
filed 2006-08-02
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

As of July 31, 2006, 36,377,941 shares of common stock without par value were outstanding, not including 2,756,487 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net sales	$218,623	$220,124	$446,973	$448,172
Other income	1,455	1,017	1,740	2,349

	220,078	221,141	448,713	450,521

Costs and expenses
Cost of products sold	131,334	134,324	267,110	270,598
Selling, general and administrative	53,860	51,458	107,413	103,422
Research and development	6,974	5,980	12,522	11,660
Restructuring and other charges	459	—	6,456	—
Interest	1,211	1,391	2,399	2,609
Currency exchange losses	925	724	1,993	1,339

	194,763	193,877	397,893	389,628

Income before income taxes	25,315	27,264	50,820	60,893
Provision for income taxes	9,234	8,063	19,001	20,339

Net income	$16,081	$19,201	$31,819	$40,554

Basic earnings per common share	$.44	$.53	$.87	$1.11

Diluted earnings per common share	$.43	$.52	$.86	$1.09

Dividends per common share	$.18	$.14	$.32	$.24

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

Unaudited

	June 30 2006	December 31 2005
ASSETS
Current assets
Cash and cash equivalents	$39,966	$44,797
Trade receivables, less allowance for doubtful accounts of $5,809 and $6,041	162,543	169,436
Inventories	140,333	119,731
Deferred tax assets	18,127	17,868
Prepaid expenses and other current assets	32,413	25,394

Total current assets	393,382	377,226

Property, less accumulated depreciation of $252,816 and $245,388	116,432	116,209
Prepaid pension cost	140,724	140,575
Deferred tax assets	19,845	19,364
Goodwill	61,527	55,654
Other noncurrent assets	27,353	16,329

TOTAL	$759,263	$725,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$22,274	$8,808
Accounts payable	45,849	40,935
Employees’ compensation	17,509	18,483
Insurance and product liability	22,525	13,807
Taxes on income	67	7,063
Other current liabilities	35,369	41,763

Total current liabilities	143,593	130,859

Long-term debt	45,339	45,834
Pensions and other employee benefits	86,246	80,656
Deferred tax liabilities	75,754	75,511
Other noncurrent liabilities	10,757	10,100

Shareholders’ equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 36,379,313 and 36,545,984 shares)	57,317	50,887
Stock compensation trust — 2,756,487 and 3,001,125 shares	(14,389)	(15,667)
Treasury shares, at cost:
Preferred — 52,841 and 52,841 shares	(1,750)	(1,750)
Common — 22,945,591 and 22,534,282 shares	(216,020)	(199,562)
Deferred stock compensation	(2,695)	(2,218)
Accumulated other comprehensive income	(5,280)	(9,571)
Retained earnings	576,822	556,709

Total shareholders’ equity	397,574	382,397

TOTAL	$759,263	$725,357

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Six Months Ended June 30
	2006	2005
OPERATING ACTIVITIES
Net income	$31,819	$40,554
Depreciation and amortization	10,451	12,775
Pensions	(2,470)	(3,229)
Net gain on sale of assets	(784)	(505)
Restructuring and other charges	4,843	—
Stock-based compensation	2,801	614
Deferred income taxes	42	4,084
Changes in operating assets and liabilities	(25,775)	(24,539)
Other — including currency exchange adjustments	2,169	(3,701)

Cash flow from operating activities	23,096	26,053

INVESTING ACTIVITIES
Property additions	(9,410)	(10,654)
Property disposals	1,749	983
Acquisitions, net of cash acquired, and other investing	(10,580)	(1,443)

Cash flow from investing activities	(18,241)	(11,114)

FINANCING ACTIVITIES
Additions to long-term debt	138	—
Reductions of long-term debt	(183)	(130)
Changes in notes payable and short-term debt	12,795	30,900
Cash dividends	(11,706)	(8,778)
Company stock purchases	(16,458)	(53,954)
Company stock sales	1,728	4,054
Excess tax benefit related to stock plans	2,663	—

Cash flow from financing activities	(11,023)	(27,908)

Effect of exchange rate changes on cash	1,337	(2,062)

Decrease in cash and cash equivalents	(4,831)	(15,031)
Beginning cash and cash equivalents	44,797	76,545

Ending cash and cash equivalents	$39,966	$61,514

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

(2) Restructuring and Other Charges

During the three and six month periods ended June 30, 2006, we recorded charges of $0.5 million ($0.3 million after tax) and $6.5 million ($4.0 million after tax), respectively, related to the previously-announced Project Outlook reorganization plan in North America. Project Outlook is designed to ensure that our North American management teams, employees, product design processes, and operational functions are fully aligned with our strategic goals and the needs of our customers. The reorganization of business and support functions in our North American operations is expected to result in cost reductions and a higher degree of collaboration, focus and efficiency. A significant portion of the cost reductions resulting from Project Outlook is being realized from a focused voluntary retirement incentive program (VRIP) that was completed during the first quarter of 2006. In January 2006, approximately 60 employees elected to retire at the end of February under the terms of the VRIP. Restructuring charges for the six months ended June 30, 2006 include $5.3 million for VRIP retirees, primarily special termination benefits, $0.7 million in severance costs related to additional staffing reductions that were made at the end of January 2006, and $0.5 million related to the relocation of various employee work groups within the new organizational structure. We do not expect that Project Outlook expenses will be significant during the remainder of 2006.

(3) Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2006	2005	2006	2005
Net income	$16,081	$19,201	$31,819	$40,554
Preferred stock dividends	11	11	21	21

Income available to common shareholders	16,070	19,190	31,798	40,533

Share information:
Basic shares outstanding	36,499	36,515	36,521	36,500
Stock options	591	739	620	818

Diluted shares outstanding	37,090	37,254	37,141	37,318

Antidilutive stock options	208	195	208	195

(4) Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2006	2005	2006	2005
Net income	$16,081	$19,201	$31,819	$40,554
Cumulative translation adjustments	2,097	(4,669)	4,291	(9,707)

Comprehensive income	18,178	14,532	36,110	30,847

Components of accumulated other comprehensive income are as follows:

(In thousands)	June 30 2006	December 31 2005
Cumulative translation adjustments	$(2,769)	$(7,060)
Minimum pension liability adjustments	(2,511)	(2,511)

Accumulated other comprehensive income	(5,280)	(9,571)

(5) Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. Reportable segment information is presented in the following table:

	Three Months Ended June 30, 2006
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$121,406	$50,343	$46,874	$—	$218,623
Intercompany sales	9,924	22,505	1,638	(34,067)	—
Net income	11,556	2,017	2,995	(487)	16,081

	Six Months Ended June 30, 2006
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$257,922	$98,067	$90,984	$—	$446,973
Intercompany sales	19,505	41,988	2,776	(64,269)	—
Net income	23,112	3,769	6,092	(1,154)	31,819

	Three Months Ended June 30, 2005
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$135,831	$43,356	$40,937	$—	$220,124
Intercompany sales	12,839	16,855	1,080	(30,774)	—
Net income	14,495	1,627	3,512	(433)	19,201

	Six Months Ended June 30, 2005
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$281,370	$89,247	$77,555	$—	$448,172
Intercompany sales	19,993	35,345	2,477	(57,815)	—
Net income	30,825	4,312	6,447	(1,030)	40,554

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Three Months Ended June 30
	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005
Service cost	$2,354	$1,940	$163	$144
Interest cost	3,972	3,714	394	381
Expected return on plan assets	(7,879)	(7,444)	—	—
Amortization of transition amounts	11	85	—	—
Amortization of prior service cost	51	68	(57)	(57)
Recognized net actuarial losses (gains)	312	(23)	200	282

Net periodic benefit (credit) cost	(1,179)	(1,660)	700	750

	Six Months Ended June 30
	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005
Service cost	$4,647	$3,886	$327	$288
Interest cost	7,836	7,453	788	761
Expected return on plan assets	(15,641)	(14,886)	—	—
Amortization of transition amounts	22	170	—	—
Amortization of prior service cost	100	135	(114)	(114)
Recognized net actuarial losses	566	13	400	565

Net periodic benefit (credit) cost	(2,470)	(3,229)	1,401	1,500

We made contributions of $0.9 million to our pension plans in the six months ended June 30, 2006. We expect to make net contributions of approximately $1.7 million to our pension plans in 2006.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, for the six months ended June 30, 2006 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2006	$55,654	$9,353
Goodwill and intangible assets acquired	5,494	1,366
Amortization expense	—	(616)
Currency translation and other	379	45

Net balances at June 30, 2006	61,527	10,148

At June 30, 2006, goodwill of approximately $40.8 million, $16.1 million, and $4.6 million related to the North American, European, and International operating segments, respectively.

(8) Inventories

(In thousands)	June 30 2006	December 31 2005
Finished products	$63,362	$49,073
Work in process	26,269	24,096
Raw materials and supplies	50,702	46,562

Total LIFO inventories	140,333	119,731

(9) Stock-Based Compensation

The 1998 Management Share Incentive Plan provides for grants of restricted stock awards and stock options to eligible key employees through March 2008. The 1990 Non-Employee Directors’ Stock Option Plan, as amended April 29, 2004, provides for annual grants of stock options and restricted stock awards to eligible directors. Restricted stock awards are granted without payment to the company in consideration of services to be performed in the ensuing three years. Stock options are granted at market value option prices and expire after ten years (limited instances of option prices in excess of market value and expiration after five years). Stock options granted in 2006 are exercisable beginning three years after the grant date. Stock options granted in 2005 and earlier years were fully vested as of December 31, 2005. As of June 30, 2006, there were 916,004 shares and 111,740 shares, respectively, reserved for future grants under the management and directors plans. We issue Stock Compensation Trust shares or new shares for stock option exercises and restricted stock awards.

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

Stock-based compensation expense for the three and six months ended June 30 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2006	2005	2006	2005
Restricted stock awards	$414	$362	$1,397	$614
Stock option grants	181	—	1,404	—

Total compensation expense before income taxes	595	362	2,801	614
Income tax benefit	217	141	1,023	239

Total compensation expense, net of income tax benefit	378	221	1,778	375

We did not capitalize any stock-based compensation expenses in the six months ended June 30, 2006 or 2005.

Prior to January 1, 2006, we did not recognize stock-based compensation expense for stock options. If we had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by FAS 123, Accounting for Stock-Based Compensation, net income and earnings per share for the three and six months ended June 30, 2005 would have been reduced to the pro forma amounts shown below:

	Three Months Ended June 30	Six Months Ended June 30
(In thousands)	2005	2005
Net income as reported	$19,201	$40,554
Fair value of stock options granted, net of tax	(197)	(610)

Pro forma net income	19,004	39,944

Basic earnings per share:
As reported	$ .53	$ 1.11
Pro forma	.52	1.09

Diluted earnings per share:
As reported	$ .52	$ 1.09
Pro forma	.51	1.07

Stock option expense for the three and six month periods ended June 30, 2006 and the pro forma effect as if FAS 123 had been applied for the same periods of 2005 are based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2006 and 2005:

	2006	2005
Fair value per option	$16.38	$16.58
Risk-free interest rate	4.6%	4.3%
Expected dividend yield	1.4%	2.0%
Expected volatility	41%	34%
Expected life (years)	5.7	9.9

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

A summary of stock option activity for the six months ended June 30, 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2006	1,554,207	$17.17
Granted	181,527	40.20
Exercised	(196,900)	8.77

Outstanding at June 30, 2006	1,538,834	20.96	6.9	$29.6

Exercisable at June 30, 2006	1,357,307	18.38	6.5	29.6

A summary of restricted stock award activity for the six months ended June 30, 2006 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	169,730	$25.10
Granted	47,738	40.29
Vested	(76,600)	12.09
Forfeited	(974)	41.37

Unvested at June 30, 2006	139,894	37.29

During the six months ended June 30, 2006, the total intrinsic value of stock options exercised (i.e. the difference between the market price at exercise and the option price paid to exercise the option) was $6.4 million. The fair value of restricted stock awards vested during the six months ended June 30, 2006 and 2005 were $2.9 million and $2.1 million, respectively.

As of June 30, 2006, there was $4.3 million of total future unvested stock-based compensation expense, and the weighted average period over which this expense is expected to be recognized was approximately 2.1 years.

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

The fair value of the interest rate swap at June 30, 2006 and December 31, 2005 has been recorded as a liability of $1.4 million and $0.9 million, respectively, that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference resulted in an increase in interest expense of $0.1 million during the six months ended June 30, 2006, and a reduction in interest expense of $0.1 million during the six months ended June 30, 2005.

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

(12) Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,800 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 23,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

In the normal course of business, we make payments to settle product liability claims and related legal fees that are covered by insurance. We record receivables for the portion of these payments that we believe to be probable of recovery from insurance carriers. At June 30, 2006, the net balance of receivables from insurance carriers was $21.8 million. We evaluate the collectibility of these receivables on an ongoing basis and make adjustments as appropriate.

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

(13) Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the potential impact of this interpretation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, spending patterns of government agencies, competitive pressures, product liability claims, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

International. Our International segment includes operating entities located in Abu Dhabi, Argentina, Australia, Brazil, Chile, China, Hong Kong, India, Indonesia, Japan, Malaysia, Peru, Singapore, South Africa and Zimbabwe, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany, and France, or are purchased from third party vendors.

We believe that our financial performance in recent years is the result of initiatives that have allowed us to anticipate and respond quickly to market requirements, particularly in the fire service, homeland security, construction and general industries, as well as the military, and reflects our ability to quickly bring to market products that comply with changing industry standards and to create new market demand with innovative products.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Sales. Net sales for the three months ended June 30, 2006 were $218.6 million, compared with $220.1 million in the same period in 2005.

	Three Months Ended June 30		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2006	2005
North America	$121.4	$135.8	$(14.4)	(11)%
Europe	50.3	43.4	6.9	16%
International	46.9	40.9	6.0	15%

Net sales of the North America segment were $121.4 million for the second quarter of 2006, a decrease of $14.4 million, or 11%, compared to $135.8 million for the second quarter of 2005. The sales decrease in the second quarter of 2006 reflects lower shipments of Advanced Combat Helmets and gas masks, partially offset by improved shipments of instruments and head protection. Our shipments of Advanced Combat Helmets to the military were approximately $13.2 million lower in the current quarter reflecting the completion of certain contracts. As previously disclosed, based on our current contracts with the government, we expect that Advanced Combat Helmet sales will continue to be lower than in the prior year. Gas mask sales were approximately $5.9 million lower in the current quarter, on lower shipments of military masks, as well as commercial masks to the homeland security market. Our sales of instruments and head protection improved approximately $4.1 million and $2.5 million, respectively, on increased demand in construction and industrial markets.

In Europe, net sales for the second quarter of 2006 were $50.3 million, an increase of $6.9 million, or 16%, compared to $43.4 million in the same quarter of 2005. The increase reflects strong shipments of self-contained breathing apparatus, fire helmets, and disposable respirators. Currency translation effects on European sales, when stated in U.S. dollars, were not significant.

Net sales for the International segment were $46.9 million for the second quarter of 2006, an increase of $6.0 million, or 15%, compared to $40.9 million in the second quarter of 2005. The sales increase was primarily in South Africa, where sales were up $7.2 million, primarily due to the acquisition of Select PPE. Currency translation effects on International segment sales, when stated in U.S. dollars, were not significant.

Cost of Products Sold. Cost of products sold was $131.3 million for the second quarter of 2006, compared to $134.3 million in the second quarter of 2005.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits during the second quarters of 2006 and 2005 of $1.2 million and $1.7 million, respectively.

Gross Profit. Gross profit for the second quarter of 2006 was $87.3 million, which was $1.5 million, or 2%, higher than gross profit of $85.8 million in the second quarter of 2005. The ratio of gross profit to net sales improved to 39.9% in the second quarter of 2006 compared to 39.0% in the same quarter last year. The higher gross profit ratio in the second quarter of 2006 was primarily related to proportionately lower sales of Advanced Combat Helmets to the U.S. military at gross margins that are generally lower than our margins on commercial sales, partially offset by the higher sales in the European and International segments, where gross margins are generally somewhat lower than in North America.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $53.9 million during the second quarter of 2006, an increase of $2.4 million, or 5%, compared to $51.5 million in the second quarter of 2005. Selling, general and administrative expenses were 24.6% of net sales in the second quarter of 2006 compared to 23.4% of net sales in the second quarter of 2005. Local currency selling, general and administrative expenses in the European and International segments were up approximately $2.1 million, including approximately $1.2 million at Select PPE which we acquired in January 2006. The remainder of the increase in the European and International segments was primarily related to additional costs associated with generating and supporting higher sales.

Research and Development Expense. Research and development expense was $7.0 million during the second quarter of 2006, an increase of $1.0 million, or 17%, compared to $6.0 million during the second quarter of 2005. The increase occurred in North America and reflects our strategic emphasis on developing innovative new products.

Depreciation and Amortization Expense. Depreciation and amortization expense, which is reported in cost of products sold, selling, general and administrative expenses, and research and development expenses, was $5.2 million for the second quarter of 2006, a decrease of $1.1 million, or 18%, compared to $6.3 million for the second quarter of 2005. The decrease was primarily related to the absence of depreciation on computer systems that became fully depreciated during the fourth quarter of 2005.

Restructuring and Other Charges. During the second quarter of 2006, we recorded charges of $0.5 million related to our Project Outlook reorganization effort in North America. Project Outlook is designed to ensure that our North American management teams, employees, product design processes, and operational functions are fully aligned with our strategic goals and the needs of our customers. The plan includes a reorganization of business and support functions in our North American operations that will result in cost reductions and a higher degree of collaboration, focus and efficiency. A significant portion of the Project Outlook cost reductions is being realized through a focused voluntary retirement incentive program (VRIP) that was completed during the first quarter of 2006. Second quarter Project Outlook expenses were primarily related to the relocation of various employee work groups within the new organizational structure. We do not expect that Project Outlook expenses will be significant during the remainder of 2006.

Interest Expense. Interest expense was $1.2 million during the second quarter of 2006 compared to $1.4 million in the same quarter last year. The decrease in interest expense reflects reductions in short and long term debt.

Currency Exchange Losses. Currency exchange losses were $0.9 million in the second quarter of 2006 and $0.7 million in the second quarter of 2005. Currency exchange losses in the current quarter were primarily related to the weakening of the South African rand. Currency exchange losses in the second quarter of 2005 were primarily due to a weakening of the euro.

Other Income. Other income for second quarter of 2006 was $1.5 million compared to $1.0 million for the second quarter of 2005. During the current quarter we realized a gain of $0.9 million on the sale of property in the United States.

Income Taxes. The effective tax rate for the second quarter of 2006 was 36.5% compared to 29.6% for the same quarter last year.

In June 2005, we received communication from the Internal Revenue Service indicating that their audits of our federal income tax returns for the years 1995 through 2001 were substantially complete, with no adverse adjustments to research and development credits that we claimed during the period covered by the examinations. On the basis of this communication, our provision for income taxes for the second quarter of 2005 includes a one-time benefit of approximately $2.0 million, primarily related to the release of previously-established reserves taken on research and development credits claimed in those years. Excluding this discrete item, our effective tax rate for the second quarter of 2005 was 36.9%.

The effective tax rate in the current quarter reflects the expiration of the research and development tax credit in the U.S. Historically, the research and development tax credit has been reinstated retroactively. If this occurs, we estimate a favorable effect of approximately 1% on our effective tax rate for the year will be recognized in the period of reinstatement.

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

Net Income. Net income for the second quarter of 2006 was $16.1 million, or $0.44 per basic share, compared to $19.2 million, or $0.53 per basic share, for the same quarter last year.

North American segment net income for the second quarter of 2006 was $11.6 million, a decrease of $2.9 million, or 20%, compared to $14.5 million in the second quarter of 2005. Lower net income in North America was primarily related to the higher effective tax rate and increased research and development expense.

European segment net income during the second quarter of 2006 was $2.0 million, an increase of $0.4 million, or 24%, from $1.6 million during the second quarter of 2005. The increase in European segment net income reflects higher sales, partially offset by an increase in operating expenses.

International segment net income for the second quarter of 2006 was $3.0 million, a decrease of $0.5 million, or 15%, compared to $3.5 million in the same quarter last year. The decrease in International net income was primarily related to lower gross margins in the current quarter and currency exchange losses associated with the South African rand.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Sales. Net sales for the six months ended June 30, 2006 were $447.0 million, compared with $448.2 million in the same period in 2005.

	Six Months Ended June 30		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2006	2005
North America	$257.9	$281.4	$(23.5)	(8)%
Europe	98.1	89.2	8.9	10%
International	91.0	77.6	13.4	17%

Net sales of the North America segment were $257.9 million for the six months ended June 30, 2006, a decrease of $23.5 million, or 8%, compared to $281.4 million for the same period in 2005. The sales decrease in the six months ended June 30, 2006 reflects lower shipments of Advanced Combat Helmets and gas masks, partially offset by improved shipments of instruments and head protection. Our shipments of Advanced Combat Helmets to the military were approximately $24.4 million lower than in the first half of 2005, reflecting the completion of certain contracts. As previously disclosed, based on our current contracts with the government, we expect that Advanced Combat Helmet sales will continue to be lower than in the prior year. Gas mask sales were approximately $17.2 million lower in the first six months of 2006, on lower shipments of military masks, as well as commercial masks to the homeland security market. Our sales of instruments and head protection improved approximately $10.1 million and $5.4 million, respectively, on increased demand in construction and industrial markets.

In Europe, net sales for the six months ended June 30, 2006 were $98.1 million, an increase of $8.9 million, or 10%, compared to $89.2 million in the same period in 2005. Local currency sales in Europe for the six months ended June 30, 2006 were approximately $15.2 million higher than in the same period last year. The increase reflects strong shipments of disposable respirators in Germany and France, self-rescuer canisters to the German Army, and fire helmets in Western European markets. The unfavorable effect of the weaker euro reduced net sales when stated in U.S. dollars by approximately $6.4 million.

Net sales for the International segment were $91.0 million for the six months ended June 30, 2006, an increase of $13.4 million, or 17%, compared to $77.6 million in the same period in 2005. The sales increase was primarily in South Africa, where sales were up $12.4 million, primarily due to the acquisition of Select PPE. Currency translation effects on International segment sales, when stated in U.S. dollars, were not significant.

Cost of Products Sold. Cost of products sold was $267.1 million for the six months ended June 30, 2006 compared to $270.6 million in the same period in 2005.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits during the six month periods ended June 30, 2006 and 2005 of $2.5 million and $3.2 million, respectively.

Gross Profit. Gross profit for the six months ended June 30, 2006 was $179.9 million, which was $2.3 million, or 1%, higher than gross profit of $177.6 million in the same period in 2005. The ratio of gross profit to net sales improved to 40.2% in the six months ended June 30, 2006 compared to 39.6% in the same period last year. The higher gross profit ratio in the first half of 2006 was primarily related to proportionately lower sales of Advanced Combat Helmets to the U.S. military at gross margins that are generally lower than our margins on commercial sales, partially offset by higher sales in the European and International segments, where gross margins are generally somewhat lower than in North America.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $107.4 million during the six months ended June 30, 2006, an increase of $4.0 million, or 4%, compared to $103.4 million in the same period in 2005. Selling, general and administrative expenses were 24.0% of net sales in the six months ended June 30, 2006 compared to 23.1% of net sales in the first half of 2005. The increase in selling, general and administrative expenses includes $2.0 million of incremental stock compensation expense in the North American segment, related to our adoption of FAS 123R, Share Based Payment, on January 1, 2006. FAS 123R requires the recognition of compensation expense for the estimated fair value of stock option grants and immediate expense recognition for restricted stock awards and stock options that are granted to participants who are eligible for retirement. The incremental stock compensation expense relates to restricted stock awards and stock option grants made to officers, key management employees, and directors in 2006. The fair value of the 2006 stock option grants and restricted stock awards was $4.9 million, of which $2.2 million was expensed during the six months ended June 30, 2006. The remaining $2.7 million of fair value will generally be expensed over the three year vesting period. Excluding the incremental stock compensation expense, selling, general and administrative expenses in North America were down $1.7 million, primarily due to the absence of depreciation expense on computer systems that became fully depreciated during the fourth quarter of 2005. Local currency selling, general and administrative expenses in the European and International segments were up approximately $5.1 million, including approximately $2.2 million in South Africa, due to the January 2006 acquisition of Select PPE. The remainder of the selling, general and administrative expense increase in the European and International segments was primarily due to additional costs associated with generating and supporting higher sales. The local currency increase was partially offset, when stated in U.S. dollars, by a favorable currency exchange effect of $1.4 million, primarily due to a weaker euro.

Research and Development Expense. Research and development expense was $12.5 million during the six months ended June 30, 2006, an increase of $0.8 million, or 7%, compared to $11.7 million during the same period in 2005. Higher research and development expense in the six months ended June 30, 2006 occurred in North America and reflects our strategic emphasis on developing innovative new products.

Depreciation and Amortization Expense. Depreciation and amortization expense, which is reported in cost of products sold, selling, general and administrative expenses, and research and development expenses, was $10.5 million for the six months ended June 30, 2006, a decrease of $2.3 million, or 18%, compared to $12.8 million for the same period in 2005. The primary reason for lower depreciation expense was the previously-discussed decrease in depreciation of computer systems.

Restructuring and Other Charges. During the six months ended June 30, 2006, we recorded charges of $6.5 million related to our previously-discussed Project Outlook reorganization effort in North America. A significant portion of the Project Outlook cost reductions is being realized through a focused voluntary retirement incentive program (VRIP). In February 2006, approximately 60 employees retired under the terms of the VRIP. Project Outlook charges include $5.3 million for VRIP retirees (including $4.8 million in non-cash special termination benefits), $0.7 million in severance costs related to additional staffing reductions, and $0.5 million related to the relocation of various employee work groups within the new organizational structure. We do not expect that Project Outlook expenses will be significant during the remainder of 2006.

Interest Expense. Interest expense was $2.4 million during the six months ended June 30, 2006 compared to $2.6 million in the same period last year. The decrease in interest expense reflects reductions in short and long term debt.

Currency Exchange Losses. Currency exchange losses were $2.0 million in the six months ended June 30, 2006 and $1.3 million in the same period last year. The currency exchange loss during the current period was primarily related to the weakening of the South African rand. The currency exchange loss during the first half of 2005 was primarily due to the weakening of the euro.

Other Income. Other income for the six months ended June 30, 2006 was $1.7 million compared to $2.3 million for the same period in 2005.

Income Taxes. The effective tax rate for the six months ended June 30, 2006 was 37.4% compared to 33.4% for the same period last year.

In June 2005, we received communication from the Internal Revenue Service indicating that their audits of our federal income tax returns for the years 1995 through 2001 were substantially complete, with no adverse adjustments to research and development credits that we claimed during the period covered by the examinations. On the basis of this communication, our provision for income taxes for the first half of 2005 includes a one-time benefit of approximately $2.0 million, primarily related to the release of previously-established reserves taken on research and development credits claimed in those years. Excluding this discrete item, our effective tax rate for the six months ended June 30, 2005 was 36.7%.

The higher rate for the six months ended June 30, 2006 reflects the expiration of the research and development tax credit in the U.S. Historically, the research and development tax credit has been reinstated retroactively. If this occurs, we estimate a favorable effect of approximately 1% on our effective tax rate for the year will be recognized in the period of reinstatement.

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

Net Income. Net income for the six months ended June 30, 2006 was $31.8 million, or $0.87 per basic share, compared to $40.6 million, or $1.11 per basic share, for the same period last year.

North American segment net income for the six months ended June 30, 2006 was $23.1 million, a decrease of $7.7 million, or 25%, compared to $30.8 million in the same period last year. The reduction in North American net income was primarily due to Project Outlook reorganization charges of $4.0 million after-tax, incremental stock compensation expense of $1.2 million after-tax recognized upon the adoption of FAS 123R, and higher income taxes.

European segment net income for the six months ended June 30, 2006 was $3.8 million, a decrease of $0.5 million, or 13%, compared to $4.3 million for the first half of 2005. Net income during the six months ended June 30, 2005 included an after-tax gain of $0.4 million on the sale of idle production equipment in Germany. Excluding that non-recurring gain in 2005, European segment net income remained steady, reflecting higher sales, offset by increased operating expenses.

International segment net income for the six months ended June 30, 2006 was $6.1 million, a decrease of $0.3 million, or 6%, compared to $6.4 million in the same period last year. The decrease in International net income was primarily related to lower gross margins in the current period and currency exchange losses associated with the South African rand.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents decreased $4.8 million during the six months ended June 30, 2006, compared to a decrease of $15.0 million during the six months ended June 30, 2005. The significant decrease in cash during the first six months of 2005 was primarily due to the purchase of $54.0 million of treasury stock, partially offset by a $30.9 million increase in short term debt.

Operating activities provided cash of $23.1 million during the six months ended June 30, 2006, compared to providing cash of $26.1 million in the six months ended June 30, 2005. Trade receivables were $162.5 million at June 30, 2006 and $169.4 million at December 31, 2005. LIFO inventories were $140.3 million at June 30, 2006 and $119.7 million at December 31, 2005. Approximately $4.3 million of the increase in inventories was related to the acquisition of Select PPE in South Africa. The remainder of the increase in inventories occurred primarily in North America and Europe and related to certain factory level inventories for products that are selling well.

Cash flow from operating activities during the six months ended June 30, 2006 reflects the settlement of 197 product liability claims for a total of $18.3 million. Under the terms of the settlement agreements, we advanced payments of $10.2 million during the first half of 2006 that were the responsibility of our insurance carriers. We will pay the remaining $8.1 million related to these settlements during the third quarter of 2006. We have recorded receivables of $17.4 million for the portion of these settlements that we believe to be probable of recovery from insurance carriers. As of June 30, 2006, we have received $1.5 million of this balance from insurance carriers.

Investing activities used cash of $18.2 million during the six months ended June 30, 2006, compared to using $11.1 million in the same period last year. During the six month periods ended June 30, 2006 and 2005, we used cash of $9.4 million and $10.7 million, respectively, for property additions, primarily production equipment in the U.S. During the first six months of 2006, we used cash of $7.9 million to acquire Select PPE in South Africa. Cash used for other investing activities during the first six months of both 2006 and 2005 related primarily to the technology transfers and licensing arrangements.

Financing activities used $11.0 million of cash in the six months ended June 30, 2006, compared to using $27.9 million in the same period last year. During the first six months of 2006, we used $11.7 million of cash to pay dividends compared to paying dividends of $8.8 million in the same period last year. During the six months ended June 30, 2006, we purchased $16.5 million in treasury shares and financed a portion of those purchases through short term borrowings, which increased $12.8 million. During the same period in 2005, we purchased $54.0 million treasury shares and short-term borrowings increased $30.9 million.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at June 30, 2006 resulted in a translation gain of $4.3 million being credited to the cumulative translation adjustments shareholders’ equity account in the six months ended June 30, 2006, compared to a loss of $9.7 million in the six months ended June 30, 2005. Translation gains in the first half of 2006 were primarily related to the strengthening of the euro and the Brazilian real, partially offset by a weakening of the South African rand. Translation losses in 2005 were primarily due to the weakening of the euro and South African rand.

COMMITMENTS AND CONTINGENCIES

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

During 2003, we sold our real property in Berlin, Germany for $25.7 million, resulting in a gain of $13.6 million. At the same time, we entered into an eight year agreement to lease back the portion of the property that we occupy. Under sale-leaseback accounting, $12.1 million of gain was deferred and is being amortized over the term of the lease.

In 2003, we entered into a lease agreement with BASF pertaining to that portion of the Callery Chemical site that is occupied by our Evans City, Pennsylvania manufacturing operations. The initial term of the lease was one year, with a renewal option for five successive one year periods. In September 2005, we exercised our second one year renewal option.

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,800 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 23,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

In the normal course of business, we make payments to settle product liability claims and related legal fees that are covered by insurance. We record receivables for the portion of these payments that we believe to be probable of recovery from insurance carriers. At June 30, 2006, the net balance of receivables from insurance carriers was $21.8 million. We evaluate the collectibility of these receivables on an ongoing basis and make adjustments as appropriate.

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

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. There were no valuation allowances as of June 30, 2006.

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

Stock based compensation. On January 1, 2006, we adopted FAS No. 123R, Share-Based Payment, which requires the recognition of stock-based compensation expense for the fair value of the grant over the requisite service period. We elected the modified prospective application method for adoption of FAS 123R, and prior period financial statements have not been restated.

Prior to the adoption of FAS No. 123R, we accounted for stock-based compensation in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value method, which resulted in no compensation expense for stock options granted; and we used the nominal vesting approach related to retirement-eligible employees, in which the compensation expense was recognized over the original vesting period.

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

Stock-based compensation grants to management and key employees are generally made during the first quarter of each year. Under the terms of our stock-based compensation plans, there is no requisite service period for individuals who are retirement-eligible. Therefore, beginning in 2006, a larger portion of stock-based compensation expense is recognized in the first quarter for retirement-eligible employees.

We use the Black-Scholes option pricing model to estimate fair value of stock options at the grant date. Determining the fair value of stock options requires a number of judgments, including estimates of the risk-free interest rate, expected dividend yield, expected volatility, and expected life.

Pensions and other postretirement benefits. We account for our pension and postretirement benefit plans as required under FAS No. 87, Employers’ Accounting for Pensions, and FAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates, and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year to year. The discount rate assumptions used in determining projected benefit obligations are based on published long-term bond indices. We reduced the assumed discount rates in 2005, reflecting a decline in long-term bond rates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the potential impact of this interpretation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the six months ended June 30, 2006 by approximately $18.9 million and $1.0 million, respectively. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2006, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At June 30, 2006, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $1.4 million. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.4 million in the fair value of the interest rate swap.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2006	4,400	$41.01	4,400	2,309,500
May 1 – May 30, 2006	195,600	40.87	195,600	2,148,560
June 1 – June 30, 2006	62,000	39.05	62,000	2,142,310

On November 2, 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date. The maximum shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.

We do not have any other share repurchase programs.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	May 11, 2006 - Annual Meeting

(b)	Directors elected at Annual Meeting:

Calvin A. Campbell, Jr.

Thomas B. Hotopp

John T. Ryan III

Directors whose term of office continued after the meeting:

James A. Cederna

John C. Unkovic

Diane M. Pearse

L. Edward Shaw, Jr.

Thomas H. Witmer

(c)	Election of one Director for a term of one year:

Calvin A. Campbell, Jr.	For	36,079,887
	Withhold	329,710
	Abstentions/Broker Nonvotes	—

Election of two Directors for a term of three years:

Thomas B. Hotopp	For	34,174,321
	Withhold	2,235,276
	Abstentions/Broker Nonvotes	—

John T. Ryan III	For	34,295,680
	Withhold	2,113,917
	Abstentions/Broker Nonvotes	—

Selection of PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 2006.

	For	36,124,286
	Against	250,141
	Abstentions/Broker Nonvotes	35,170

(d)	Not Applicable

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. (S)1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

August 2, 2006	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Vice President — Finance; Duly Authorized Officer and Principal Financial Officer