Form 10-Q
period 2006-09-30
MINE SAFETY APPLIANCES CO
filed 2006-11-03
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

As of October 31, 2006, 36,207,941 shares of common stock without par value were outstanding, not including 2,756,487 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net sales	$209,802	$217,879	$656,775	$666,051
Other income	1,669	742	3,409	3,091

	211,471	218,621	660,184	669,142

Costs and expenses
Cost of products sold	131,652	138,270	398,762	408,868
Selling, general and administrative	52,378	48,442	159,791	151,864
Research and development	6,603	5,196	19,125	16,856
Restructuring and other charges	306	—	6,762	—
Interest	1,481	1,333	3,880	3,942
Currency exchange losses (gains)	532	(643)	2,525	696

	192,952	192,598	590,845	582,226

Income before income taxes	18,519	26,023	69,339	86,916
Provision for income taxes	5,918	8,971	24,919	29,310

Net income	$12,601	$17,052	$44,420	$57,606

Basic earnings per common share	$.35	$.47	$1.22	$1.58

Diluted earnings per common share	$.34	$.46	$1.20	$1.54

Dividends per common share	$.18	$.14	$.50	$.38

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

Unaudited

	September 30 2006	December 31 2005
ASSETS
Current assets
Cash and cash equivalents	$39,672	$44,797
Trade receivables, less allowance for doubtful accounts of $5,954 and $6,041, respectively	170,084	169,436
Inventories	154,299	119,731
Deferred tax assets	18,604	17,868
Prepaid expenses and other current assets	40,600	25,394

Total current assets	423,259	377,226

Property, less accumulated depreciation of $253,184 and $245,388, respectively	119,109	116,209
Prepaid pension cost	143,246	140,575
Deferred tax assets	19,588	19,364
Goodwill	86,794	55,654
Other noncurrent assets	25,090	16,329

TOTAL	$817,086	$725,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$63,455	$8,808
Accounts payable	52,119	40,935
Employees’ compensation	17,236	18,483
Insurance and product liability	17,346	13,807
Taxes on income	3,122	7,063
Other current liabilities	38,206	41,763

Total current liabilities	191,484	130,859

Long-term debt	53,839	45,834
Pensions and other employee benefits	87,754	80,656
Deferred tax liabilities	75,880	75,511
Other noncurrent liabilities	9,792	10,100

Total liabilities	418,749	342,960

Shareholders’ equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 36,207,941 and 36,545,984 shares)	57,490	50,887
Stock compensation trust — 2,756,487 and 3,001,125 shares	(14,389)	(15,667)
Treasury shares, at cost:
Preferred — 52,841 and 52,841 shares	(1,750)	(1,750)
Common — 23,116,963 and 22,534,282 shares	(222,214)	(199,562)
Deferred stock compensation	(2,245)	(2,218)
Accumulated other comprehensive income	(5,006)	(9,571)
Retained earnings	582,882	556,709

Total shareholders’ equity	398,337	382,397

TOTAL	$817,086	$725,357

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Nine Months Ended September 30
	2006	2005
OPERATING ACTIVITIES
Net income	$44,420	$57,606
Depreciation and amortization	15,808	19,044
Pensions	(3,678)	(4,874)
Net gain on sale of assets	(1,520)	(484)
Restructuring and other charges	4,843	—
Stock-based compensation	3,365	986
Deferred income taxes	58	3,190
Changes in operating assets and liabilities	(44,090)	(15,574)
Other — including currency exchange adjustments	2,694	(593)

Cash flow from operating activities	21,900	59,301

INVESTING ACTIVITIES
Property additions	(15,092)	(17,513)
Property disposals	2,804	1,104
Acquisitions, net of cash acquired, and other investing	(31,624)	(14,669)

Cash flow from investing activities	(43,912)	(31,078)

FINANCING ACTIVITIES
Proceeds from short-term debt, net	51,917	26,310
Payments on long-term debt	(13)	(115)
Cash dividends	(18,247)	(13,915)
Company stock purchases	(22,597)	(54,055)
Exercise of stock options	1,728	4,404
Excess tax benefit related to stock plans	2,663	—

Cash flow from financing activities	15,451	(37,371)

Effect of exchange rate changes on cash	1,436	(1,805)

Decrease in cash and cash equivalents	(5,125)	(10,953)
Beginning cash and cash equivalents	44,797	76,545

Ending cash and cash equivalents	$39,672	$65,592

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

(2) Restructuring and Other Charges

During the three months ended September 30, 2006, we recorded $0.3 million ($0.2 million after tax) in severance costs related to our plan to discontinue manufacturing operations in Britain.

During the nine months ended September 30, 2006, we recorded charges of $6.8 million ($4.3 million after tax), primarily related to the Project Outlook reorganization plan in North America. Project Outlook, which was largely completed by the end of the second quarter, was designed to ensure that our North American management teams, employees, product design processes, and operational functions are fully aligned with our strategic goals and the needs of our customers. The reorganization of business and support functions in our North American operations is expected to result in cost reductions and a higher degree of collaboration, focus, and efficiency. A significant portion of the cost reductions resulting from Project Outlook is being realized from a focused voluntary retirement incentive program (VRIP) that was completed during the first quarter of 2006. In January 2006, approximately 60 employees elected to retire at the end of February under the terms of the VRIP. Restructuring charges for the nine months ended September 30, 2006 include $5.3 million for VRIP retirees, primarily special termination benefits, $0.7 million in severance costs related to additional staffing reductions that were made at the end of January 2006, and $0.5 million related to the relocation of various employee work groups within the new organizational structure.

(3) Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2006	2005	2006	2005
Net income	$12,601	$17,052	$44,420	$57,606
Cumulative translation adjustments	274	1,054	4,565	(8,653)

Comprehensive income	12,875	18,106	48,985	48,953

Components of accumulated other comprehensive income are as follows:

(In thousands)	September 30 2006	December 31 2005
Cumulative translation adjustments	$(2,495)	$(7,060)
Minimum pension liability adjustments	(2,511)	(2,511)

Accumulated other comprehensive income	(5,006)	(9,571)

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2006	2005	2006	2005
Net income	$12,601	$17,052	$44,420	$57,606
Preferred stock dividends	10	10	31	31

Income available to common shareholders	12,591	17,042	44,389	57,575

Basic earnings per common share	$.35	$.47	$1.22	$1.58

Diluted earnings per common share	$.34	$.46	$1.20	$1.54

Share information:
Basic shares outstanding	36,288	36,618	36,443	36,540
Stock options	505	687	582	774

Diluted shares outstanding	36,793	37,305	37,025	37,314

Antidilutive stock options	376	195	376	195

(5) Segment Information

We are organized into three geographic operating segments: North America, Europe and International. Reportable segment information is presented in the following table:

	Three Months Ended September 30, 2006
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$113,180	$48,085	$48,537	$—	$209,802
Intercompany sales	8,874	19,061	1,488	(29,423)	—
Net income	6,908	1,037	4,525	131	12,601

	Nine Months Ended September 30, 2006
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$371,102	$146,152	$139,521	$—	$656,775
Intercompany sales	28,379	61,049	4,264	(93,692)	—
Net income	30,020	4,806	10,617	(1,023)	44,420

	Three Months Ended September 30, 2005
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$129,720	$43,038	$45,121	$—	$217,879
Intercompany sales	9,192	16,222	1,039	(26,453)	—
Net income	12,823	423	3,464	342	17,052

	Nine Months Ended September 30, 2005
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$411,090	$132,285	$122,676	$—	$666,051
Intercompany sales	29,185	51,567	3,516	(84,268)	—
Net income	43,648	4,735	9,911	(688)	57,606

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Three Months Ended September 30
	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005
Service cost	$2,343	$1,930	$164	$144
Interest cost	3,945	3,692	394	380
Expected return on plan assets	(7,829)	(7,441)	—	—
Amortization of transition amounts	10	77	—	—
Amortization of prior service cost	49	66	(56)	(57)
Recognized net actuarial losses	274	31	200	282

Net periodic benefit (credit) cost	(1,208)	(1,645)	702	749

	Nine Months Ended September 30
	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005
Service cost	$6,990	$5,816	$491	$432
Interest cost	11,781	11,145	1,182	1,141
Expected return on plan assets	(23,470)	(22,327)	—	—
Amortization of transition amounts	32	247	—	—
Amortization of prior service cost	149	201	(170)	(171)
Recognized net actuarial losses	840	44	600	847
Termination benefits	4,776	—	99	—

Net periodic benefit cost (credit)	1,098	(4,874)	2,202	2,249

We made contributions of $1.3 million to our pension plans in the nine months ended September 30, 2006. We expect to make net contributions of approximately $1.7 million to our pension plans in 2006.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, for the nine months ended September 30, 2006 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2006	$55,654	$9,353
Goodwill and intangible assets acquired	30,761	2,310
Amortization expense	—	(1,003)
Currency translation and other	379	37

Net balances at September 30, 2006	86,794	10,697

At September 30, 2006, goodwill of approximately $67.2 million, $16.2 million, and $3.4 million related to the North American, European, and International operating segments, respectively.

(8) Inventories

(In thousands)	September 30 2006	December 31 2005
Finished products	$66,184	$49,073
Work in process	27,360	24,096
Raw materials and supplies	60,755	46,562

Total LIFO inventories	154,299	119,731

(9) Stock-Based Compensation

The 1998 Management Share Incentive Plan provides for grants of restricted stock awards and stock options to eligible key employees through March 2008. The 1990 Non-Employee Directors’ Stock Option Plan, as amended April 29, 2004, provides for annual grants of stock options and restricted stock awards to eligible directors. Restricted stock awards are granted without payment to the company in consideration of services to be performed in the ensuing three years. Stock options are granted at market value option prices and expire after ten years (limited instances of option prices in excess of market value and expiration after five years). Stock options granted in 2006 are exercisable beginning three years after the grant date. Stock options granted in 2005 and earlier years were fully vested as of December 31, 2005. As of September 30, 2006, there were 916,004 shares and 111,740 shares, respectively, reserved for future grants under the management and directors’ plans. We issue Stock Compensation Trust shares or new shares for stock option exercises and restricted stock awards.

On January 1, 2006, we adopted Statement of FAS No. 123R, Share-Based Payment, which requires that we recognize compensation expense for stock-based compensation based on the grant date fair value. Except for retirement-eligible employees, for whom there is no requisite service period, this expense is recognized ratably over the requisite service periods following the date of grant. For retirement-eligible employees, this expense is recognized at the grant date. We have elected the modified prospective application method for adoption and prior periods financial statements have not been restated. Prior to January 1, 2006, we accounted for stock-based compensation in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method, which resulted in no compensation expense for stock options.

Stock-based compensation expense for the three and nine month periods ended September 30 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2006	2005	2006	2005
Restricted stock awards	$401	$372	$1,798	$986
Stock option grants	163	—	1,567	—

Total compensation expense before income taxes	564	372	3,365	986
Income tax benefit	204	145	1,227	384

Total compensation expense, net of income tax benefit	360	227	2,138	602

We did not capitalize any stock-based compensation expense in the nine months ended September 30, 2006 or 2005.

Prior to January 1, 2006, we did not recognize stock-based compensation expense for stock options. If we had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by FAS 123, Accounting for Stock-Based Compensation, net income and earnings per share for the three and nine month periods ended September 30, 2005 would have been reduced to the pro forma amounts shown below.

(In thousands)	Three Months Ended September 30 2005	Nine Months Ended September 30 2005
Net income as reported	$17,052	$57,606
Fair value of stock options granted, net of tax	(180)	(790)

Pro forma net income	16,872	56,816

Basic earnings per share:
As reported	$.47	$1.58
Pro forma	.46	1.55

Diluted earnings per share:
As reported	$.46	$1.54
Pro forma	.45	1.52

Stock option expense for the three and nine month periods ended September 30, 2006 and the pro forma effect as if FAS 123 had been applied for the same periods of 2005 are based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2006 and 2005:

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

A summary of stock option activity for the nine months ended September 30, 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2006	1,554,207	$17.17
Granted	181,527	40.20
Exercised	(196,900)	8.77

Outstanding at September 30, 2006	1,538,834	20.96	6.6	$22.6

Exercisable at September 30, 2006	1,357,307	18.38	6.3	$23.4

A summary of restricted stock award activity for the nine months ended September 30, 2006 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	169,730	$25.10
Granted	47,738	40.29
Vested	(76,600)	12.09
Forfeited	(2,346)	40.08

Unvested at September 30, 2006	138,522	37.28

During the nine months ended September 30, 2006, the total intrinsic value of stock options exercised (i.e. the difference between the market price at exercise and the option price paid to exercise the option) was $6.4 million. The fair values of restricted stock awards vested during the nine month periods ended September 30, 2006 and 2005 were $2.9 million and $2.1 million, respectively.

As of September 30, 2006, there was $3.7 million of total future unvested stock-based compensation expense, and the weighted average period over which this expense is expected to be recognized was approximately 1.9 years.

(10) Derivative Financial Instruments

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

The fair value of the interest rate swap at both September 30, 2006 and December 31, 2005 has been recorded as a liability of $0.9 million, that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference resulted in an increase in interest expense of $0.2 million during the nine months ended September 30, 2006, and a reduction in interest expense of $0.1 million during the nine months ended September 30, 2005.

(11) Acquisitions

On September 7, 2006, we acquired Paraclete Armor and Equipment, Inc. (Paraclete) of St. Pauls, North Carolina. Paraclete is a rapidly growing innovator and developer of advanced ballistic body armor used by military personnel, including Special Forces units of the U.S. military. We believe that the acquisition of Paraclete enhances our existing line of ballistic body armor and strategically positions us to provide a broad range of ballistic protective equipment to both the military and law enforcement markets. We are currently estimating the fair value of Paraclete’s assets. Our preliminary allocation of the $30.9 million purchase price includes goodwill of $26.4 million. Under the terms of the asset purchase agreement, we issued a $10.0 million note to satisfy a portion of the purchase price. The note is non-interest bearing and is payable in five annual installments of $2.0 million beginning September 1, 2007. Operating results of Paraclete have been included in our consolidated financial statements from the acquisition date. Proforma consolidated results, as if the acquisition of Paraclete had occurred at the beginning of 2005, would not be materially different from the results reported.

In January 2006, we took steps to ensure our compliance with South African Black Economic Empowerment (BEE) requirements by forming a new South African holding company in which Mineworkers Investment Company (MIC) of Johannesburg, South Africa holds a 25.1% ownership interest. Compliance with BEE, a South African government program similar to Affirmative Action in the United States, is key to achieving meaningful growth in South Africa, particularly in the mining industry. At the same time, we acquired Select Personal Protective Equipment (Select PPE) of South Africa, an established supplier of multi-brand safety equipment and solutions to the South African mining industry. Our existing South African company, MSA Africa, and Select PPE are operating independently under the newly-established South African holding company. We believe that our new South African operating structure significantly improves our market presence and expertise in serving the mining industry and provides significant growth opportunities in the region. The purchase price of $7.9 million included intangible assets of $1.0 million and goodwill of $3.7 million. Operating results for Select PPE have been included in our consolidated financial statements from the acquisition date. Proforma consolidated results, as if the acquisition of Select PPE had occurred at the beginning of 2005, would not be materially different from the results reported.

In September 2005, we acquired Microsensor Systems, Inc. of Bowling Green, Kentucky. Microsensor Systems is a world leader in surface acoustic wave based chemical sensing technology used to detect chemical warfare agents. We believe the acquisition of Microsensor Systems significantly strengthens our position as a premier provider of leading edge detection technology, while expanding our product offerings in the homeland security, emergency responder, law enforcement, military and industrial markets. The purchase price of $13.5 million included $5.2 million of intangible assets and $6.4 million of goodwill. The acquisition agreement provides for additional consideration of up to $2.3 million to be paid to the former owners based on sales of certain Microsensor Systems products during the five year period from September 1, 2005 through August 31, 2010. Additional consideration will be charged to goodwill when paid. Microsensor Systems operating results have been included in our consolidated financial statements from the acquisition date. Pro forma consolidated results, as if the acquisition of Microsensor Systems had occurred at the beginning of 2005, would not be materially different from the results reported.

(12) Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,500 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 19,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

In the normal course of business, we make payments to settle product liability claims and related legal fees that are covered by insurance. We record receivables for the portion of these payments that we believe to be probable of recovery from insurance carriers. At September 30, 2006, the net balance of receivables from insurance carriers was $19.6 million. We evaluate the collectibility of these receivables on an ongoing basis and make adjustments as appropriate.

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

(13) Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No.158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The Statement is effective for fiscal years ending after December 15, 2006. We are currently assessing the impact of FAS No. 158 on our financial statements. However, based on the funded status of our defined benefit pension and other postretirement benefit plans as of December 31, 2005 (our most recent measurement date), we will be required to increase our net assets for pension and other postretirement benefits, which will result in an estimated increase to shareowners’ equity of approximately $8.8 million after tax. This estimate may vary from the actual impact of implementing FAS No. 158. The ultimate amounts recorded are dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006, and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing FAS No. 158.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the potential impact of this interpretation.

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

International. Our International segment includes operating entities located in Abu Dhabi, Argentina, Australia, Brazil, Chile, China, Hong Kong, India, Indonesia, Japan, Malaysia, Peru, Singapore, South African, and Zimbabwe, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany, and France, or are purchased from third party vendors.

We believe that our financial performance in recent years is the result of initiatives that have allowed us to anticipate and respond quickly to market requirements, particularly in the fire service, homeland security, construction and general industries, as well as the military and reflects our ability to quickly bring to market products that comply with changing industry standards and to create new market demand with innovative products.

ACQUISITIONS

In September 2006, we acquired Paraclete Armor and Equipment, Inc. (Paraclete) of St. Pauls, North Carolina. Paraclete is a rapidly growing innovator and developer of advanced ballistic body armor used by military personnel, including Special Forces units of the U.S. military. Paraclete’s most recent product development - the AV2007 Tactical Body Armor System - represents the next generation of advanced body armor. The vest features a modular design that allows 23 vest configurations, enabling users to tailor the degree of protection based on specific mission or task requirements. The vest employs state-of-the-art materials for enhanced protection against fragmentation and small arms projectiles. We believe that the acquisition of Paraclete enhances our existing line of ballistic body armor and strategically positions us to provide a broad range of ballistic protective equipment to both the military and law enforcement markets.

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

In September 2005, we acquired Microsensor Systems, Inc. of Bowling Green, Kentucky. Microsensor Systems is a world leader in surface acoustic wave-based chemical sensing technology used to detect chemical warfare agents. We believe the acquisition of Microsensor Systems significantly strengthens our position as a premier provider of leading edge detection technology, while expanding our product offerings in the homeland security, emergency responder, law enforcement, military and industrial markets.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales. Net sales for the three months ended September 30, 2006 were $209.8 million, compared with $217.9 million in the same period in 2005.

	Three Months Ended September 30		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2006	2005
North America	$113.2	$129.7	$(16.5)	(13)%
Europe	48.1	43.0	5.1	12
International	48.5	45.1	3.4	8

Net sales by the North American segment were $113.2 million for the third quarter of 2006, a decrease of $16.5 million, or 13%, compared to $129.7 million for the third quarter of 2005. Our shipments of Advanced Combat Helmets and related communication systems to the military were approximately $18.4 million lower in the current quarter, reflecting the completion of certain contracts. This decrease was partially offset by $4.7 million in self-contained breathing apparatus shipments on two large U.S. Government orders. As previously disclosed, based on our current contracts with the government, we expect that Advanced Combat Helmet sales will continue to be lower than in 2005. Gas mask sales were approximately $7.0 million lower in the current quarter, on lower shipments of military masks, as well as commercial masks to the homeland security market. Our sales of self-contained breathing apparatus, thermal imaging cameras, and other products to the U.S. fire service market continue to be depressed by ongoing delays in the release of fire department funding made available through the U.S. Assistance to Firefighters Grant (AFG) program. The first grants under the 2006 AFG program were not announced until early October. Our sales of instruments and head protection improved approximately $3.5 million and $1.7 million, respectively, on increased demand in construction and industrial markets.

In Europe, net sales for the third quarter of 2006 were $48.1 million, an increase of $5.1 million, or 12%, compared to $43.0 million in the same quarter in 2005. Local currency sales improved $3.1 million, primarily in Western Europe on strong shipments of breathing apparatus. Currency translation effects on European sales, when stated in U.S. dollars, accounted for approximately $2.0 million of the increase.

Net sales for the International segment were $48.5 million in the third quarter of 2006, an increase of $3.4 million, or 8%, compared to $45.1 million in the third quarter of 2005. The sales increase was primarily in South Africa, where sales were up $5.8 million, reflecting the acquisition of Select PPE, and in Latin America. Sales in the Middle East were $3.8 million lower in the current quarter. Middle East sales in the third quarter of 2005 were unusually high due to shipments of $4.5 million related to a large breathing apparatus order. Currency translation effects on International segment sales, when stated in U.S. dollars, were not significant.

Cost of Products Sold. Cost of products sold was $131.7 million in the third quarter of 2006, compared to $138.3 million in the third quarter of 2005.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits during the third quarters of 2006 and 2005 of $1.2 million and $1.6 million, respectively.

Gross Profit. Gross profit for the third quarter of 2006 was $78.2 million, which was $1.4 million, or 2%, lower than gross profit of $79.6 million in the third quarter of 2005. The ratio of gross profit to net sales improved to 37.2% in the third quarter of 2006 compared to 36.5% in the same quarter last year. The higher gross profit ratio in the third quarter of 2006 was primarily related to proportionately lower sales of Advanced Combat Helmets to the U.S. military at gross margins that are generally lower than our margins on commercial sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $52.4 million during the third quarter of 2006, an increase of $4.0 million, or 8%, compared to $48.4 million in the third quarter of 2005. Selling, general and administrative expenses were 25.0% of net sales in the third quarter of 2006 compared to 22.2% of net sales in the third quarter of 2005. Local currency selling, general and administrative expenses in the European and International segments were up $2.8 million, including $1.2 million at Select PPE which we acquired in January 2006. The remainder of the increase in the European and International segments was primarily related to additional selling expenses associated with generating and supporting higher sales. The currency exchange effect of a stronger euro increased third quarter 2006 administrative expense, when stated in U.S. dollars, by approximately $0.7 million.

Research and Development Expense. Research and development expense was $6.6 million during the third quarter of 2006, an increase of $1.4 million, or 27%, compared to $5.2 million during the third quarter of 2005. The increase occurred in North America and reflects additional resources focused on developing innovative new products.

Depreciation and Amortization Expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $5.4 million for the third quarter of 2006, a decrease of $0.9 million, or 15%, compared to $6.3 million for the third quarter of 2005. The decrease was primarily related to the absence of depreciation expense in the current quarter on computer systems that were fully depreciated during the fourth quarter of 2005.

Restructuring and Other Charges. During the third quarter of 2006, we recorded charges of $0.3 million in severance costs related to our plan to discontinue manufacturing operations in Britain.

Interest Expense. Interest expense was $1.5 million during the third quarter of 2006 compared to $1.3 million in the same quarter last year. The increase in interest expense was due to higher short term debt.

Currency Exchange Losses (Gains). Currency exchange losses were $0.5 million in the third quarter of 2006 compared to gains of $0.6 million in the third quarter of 2005. Currency exchange losses in the current quarter were primarily related to the weakening of the South African rand. Currency exchange gains in the third quarter of 2005 were primarily due to the strengthening of the Canadian dollar.

Other Income. Other income for third quarter of 2006 was $1.7 million compared to $0.7 million for the third quarter of 2005. During the current quarter we realized a gain of $0.7 million on the sale of property in Chile.

Income Taxes. The effective tax rate for the third quarter of 2006 was 32.0% compared to 34.5% for the same quarter last year. Our provision for income taxes in the current quarter includes a one time benefit of $0.8 million related to adjustments to research and development credits claimed for prior years. Excluding this discrete item, our effective tax rate for the third quarter of 2006 was 36.0%. The effective tax rate in the current quarter reflects the expiration of the research and development tax credit in the U.S. Historically, the research and development tax credit has been reinstated retroactively. If this occurs during the fourth quarter of 2006, we estimate a favorable effect of approximately 1% on our effective tax rate for the year would be recognized.

The determination of income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. We have resolved all matters with the IRS related to our federal income tax returns through 2002. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for years not yet settled. We do not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years.

Net Income. Net income for the third quarter of 2006 was $12.6 million, or $0.35 per basic share, compared to $17.1 million, or $0.47 per basic share, for the same quarter last year.

North American segment net income for the third quarter of 2006 was $6.9 million, a decrease of $5.9 million, or 46%, compared to $12.8 million in the third quarter of 2005. Lower net income in North America was primarily related to the previously-discussed sales decrease and higher research and development expenses.

European segment net income during the third quarter of 2006 was $1.0 million, an increase of $0.6 million, or 145%, from $0.4 million during the third quarter of 2005. The increase in European segment net income reflects higher sales, partially offset by an increase in selling, general and administrative expenses.

International segment net income for the third quarter of 2006 was $4.5 million, an increase of $1.0 million, or 31%, compared to $3.5 million in the same quarter last year. Approximately half of the increase in International segment net income was related to higher sales, partially offset by an increase in selling, general and administrative expenses. The remainder of the increase was due to the gain on the sale of property in Chile.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales. Net sales for the nine months ended September 30, 2006 were $656.8 million, compared with $666.1 million for the same period in 2005.

	Nine Months Ended September 30		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2006	2005
North America	$371.1	$411.1	$(40.0)	(10)%
Europe	146.2	132.3	13.9	10
International	139.5	122.7	16.8	14

Net sales of the North American segment were $371.1 million for the nine months ended September 30, 2006, a decrease of $40.0 million, or 10%, compared to $411.1 million for the same period in 2005. Our shipments of Advanced Combat Helmets and communications systems to the military were approximately $46.8 million lower than in the first nine months of 2005, reflecting the completion of certain contracts. This decrease was partially offset by $4.7 million in self-contained breathing apparatus shipments on two large U.S. Government orders. As previously disclosed, based on our current contracts with the government, we expect that Advanced Combat Helmet sales will continue to be lower than in 2005. Gas mask sales were approximately $24.3 million lower in the first nine months of 2006, on lower shipments of military masks, as well as commercial masks to the homeland security market. Our sales of self-contained breathing apparatus, thermal imaging cameras, and other products to the U.S. fire service market continue to be depressed by ongoing delays in the release of fire department funding made available through the U.S. Assistance to Firefighters Grant (AFG) program. The first grants under the 2006 AFG program were not announced until early October. Our sales of instruments and head protection improved approximately $13.6 million and $7.1 million, respectively, on increased demand in construction and industrial markets.

In Europe, net sales of the nine months ended September 30, 2006 were $146.2 million, an increase of $13.9 million, or 10%, compared to $132.3 million in the same period in 2005. Local currency sales in Europe for the nine months ended September 30, 2006 were approximately $17.3 million higher than in the same period last year. The increase reflects strong shipments of disposable respirators in Germany and France, self-rescuer canisters to the German Army, and breathing apparatus and fire helmets in Western European markets. The unfavorable effect of the weaker euro reduced net sales when stated in U.S. dollars by approximately $3.4 million.

Net sales of the International segment were $139.5 million for the nine months ended September 30, 2006, an increase of $16.8 million, or 14%, compared to $122.7 million in the same period in 2005. The sales increase was primarily in South Africa, where sales were up $18.7 million, primarily due to the acquisition of Select PPE. Middle East sales for the nine months ended September 30, 2006 were $4.5 million lower than in the same period last year. In 2005, our Middle East sales benefited from a large one-time breathing apparatus order.

Cost of Products Sold. Cost of products sold was $398.8 million for the nine months ended September 30, 2006 compared to $408.9 million for the same period in 2005.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits during the nine month periods ended September 30, 2006 and 2005 of $3.7 million and $4.9 million, respectively.

Gross Profit. Gross profit for the nine months ended September 30, 2006 was $258.0 million, which was $0.8 million higher than gross profit of $257.2 million in the same period in 2005. The ratio of gross profit to net sales improved to 39.3% in the nine months ended September 30, 2006 compared to 38.6% in the same period last year. The higher gross profit ratio in the nine months ended September 30, 2006 was primarily related to proportionately lower sales of Advanced Combat Helmets to the U.S. military at gross margins that are generally lower than our margins on commercial sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $159.8 million during the nine months ended September 30, 2006, an increase of $7.9 million, or 5%, compared to $151.9 million for the same period in 2005. Selling, general and administrative expenses were 24.3% of net sales in the nine months ended September 30, 2006 compared to 22.8% of net sales in the first nine months of 2005. The increase in selling, general and administrative expenses includes $2.2 million of incremental stock compensation expense in the North American segment, related to our adoption of FAS 123R, Share Based Payment, on January 1, 2006. FAS 123R requires the recognition of compensation expense for the estimated fair value of stock option grants and immediate expense recognition for restricted stock awards and stock options that are granted to participants who are eligible for retirement. The incremental stock compensation expense relates to restricted stock awards and stock option grants made to officers, key management employees, and directors in 2006. The fair value of the 2006 stock option grants and restricted stock awards was $4.9 million, of which $2.5 million was expensed during the nine months ended September 30, 2006. The remaining $2.4 million of fair value will generally be expensed over the remainder of the three year vesting period. Excluding the incremental stock compensation expense, selling, general and administrative expenses in North America were down $1.5 million, primarily due to the absence of depreciation expense in 2006 on computer systems that were fully depreciated during the fourth quarter of 2005. Local currency selling, general and administrative expenses in the European and International segments were up $7.9 million, including a $3.0 million increase in South Africa, due to the January 2006 acquisition of Select PPE. The remainder of the selling, general and administrative expense increase in the European and International segments was primarily due to additional selling expenses associated with generating and supporting higher sales. The local currency increase was partially offset, when stated in U.S. dollars, by a favorable currency exchange effect of $0.7 million, primarily due to a weaker euro.

Research and Development Expense. Research and development expense was $19.1 million during the nine months ended September 30, 2006, an increase of $2.2 million, or 13%, compared to $16.9 million during the third quarter of 2005. Higher research and development expense in the nine months ended September 30, 2006 occurred in North America and reflects additional resources focused on developing innovative new products.

Depreciation and Amortization Expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $15.8 million for the nine months ended September 30, 2006, a decrease of $3.2 million, or 17%, compared to $19.0 million for the same period in 2005. The primary reason for lower depreciation expense was the previously-discussed decrease in depreciation of computer systems.

Restructuring and Other Charges. During the nine months ended September 30, 2006, we recorded charges of $6.8 million, primarily related to our Project Outlook reorganization in North America. Project Outlook was designed to ensure that our North American management teams, employees, product design processes, and operational functions are fully aligned with our strategic goals and the needs of our customers. The plan, which was largely completed by the end of the second quarter, included the reorganization of business and support functions in our North American operations that is resulting in a higher degree of collaboration, focus and efficiency. A significant portion of the Project Outlook cost reductions is being realized through a focused voluntary retirement incentive program (VRIP). In February 2006, approximately 60 employees retired under the terms of the VRIP. Project Outlook charges include $5.3 million for VRIP retirees (including $4.8 million in non-cash special termination benefits), $0.7 million in severance costs related to additional staffing reductions, and $0.5 million related to the relocation of various employee work groups within the new organizational structure.

Interest Expense. Interest expense was $3.9 million during the nine month periods ended September 30, 2006 and 2005.

Currency Exchange Losses. Currency exchange losses were $2.5 million in the nine months ended September 30, 2006 and $0.7 million in the same period last year. The currency exchange losses during the current period were primarily related to the weakening of the South African rand. The currency exchange losses during the nine months ended September 30, 2005 were primarily due to the weakening of the euro, partially offset by the effects of a stronger Canadian dollar.

Other Income. Other income for the nine months ended September 30, 2006 was $3.4 million compared to $3.1 million for the same period in 2005.

Income Taxes. The effective tax rate for the nine months ended September 30, 2006 was 35.9% compared to 33.7% for the same period last year. Our provision for income taxes in the nine months ended September 30, 2006 includes a one time benefit of $0.8 million related to adjustments to research and development credits claimed for prior years. Excluding this discrete item, our effective tax rate for the nine months ended September 30, 2006 was 37.0%.

In June 2005, we received communication from the Internal Revenue Service indicating that their audits of our federal income tax returns for the years 1995 through 2001 were substantially complete, with no adverse adjustments to research and development credits that we claimed during the period covered by the examinations. On the basis of this communication, our provision for income taxes for the nine months ended September 30, 2005 includes a one-time benefit of $2.0 million, primarily related to the release of previously-established reserves taken on research and development credits claimed in those years. Excluding this discrete item, our effective tax rate for the nine months ended September 30, 2005 was 36.0%.

The higher rate for the nine months ended September 30, 2006 is primarily due to the expiration of the research and development tax credit in the U.S. Historically, the research and development tax credit has been reinstated retroactively. If this occurs during the fourth quarter of 2006, we estimate a favorable effect of approximately 1% on our effective tax rate for the year.

The determination of income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. We have resolved all matters with the IRS related to our federal income tax returns through 2002. We believe that we have made adequate provision for income taxes and interest which may become payable or receivable for years not yet settled. We do not expect any material adverse impact on earnings to result from the resolution of matters related to open tax years.

Net Income. Net income for the nine months ended September 30, 2006 was $44.4 million, or $1.22 per basic share, compared to $57.6 million, or $1.58 per basic share, for the same period last year.

North American segment net income for the nine months ended September 30, 2006 was $30.0 million, a decrease of $13.6 million, or 31%, compared to $43.6 million in the same period last year. The reduction in North American net income was partially due to Project Outlook reorganization charges of approximately $4.0 million after-tax and incremental stock compensation expense of approximately $1.4 million after-tax recognized upon the adoption of FAS 123R. The remainder of the decrease reflects the previously-discussed reduction in sales and increases in research and development expenses.

European segment net income for the nine months ended September 30, 2006 was $4.8 million, an increase of $0.1 million, or 1%, compared to $4.7 million for the same period last year. Net income during the nine months ended September 30, 2005 included an after-tax gain of $0.4 million on the sale of idle production equipment in Germany. Excluding that non-recurring gain in 2005, European segment net income improved $0.5 million, reflecting higher sales.

International segment net income for the nine months ended September 30, 2006 was $10.6 million, an increase of $0.7 million, or 7%, compared to $9.9 million in the same period last year. The increase was primarily related to higher sales, partially offset by higher operating expenses. In the current period, an after-tax gain of $0.6 million on the sale of property in Chile was largely offset by higher currency exchange losses in South Africa.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents decreased $5.1 million during the nine months ended September 30, 2006, compared to a decrease of $11.0 million during the nine months ended September 30, 2005.

Operating activities provided cash of $21.9 million during the nine months ended September 30, 2006, compared to providing cash of $59.3 million in the nine months ended September 30, 2005. Trade receivables were $170.1 million at September 30, 2006 and $169.4 million at December 31, 2005. LIFO inventories were $154.3 million at September 30, 2006 and $119.7 million at December 31, 2005. Approximately $6.0 million of the increase in inventories was related to the acquisitions of Select PPE and Paraclete.

Cash flow from operating activities during the nine months ended September 30, 2006 reflects the settlement of 317 product liability claims for a total of $20.5 million. Under the terms of the settlement agreements, we advanced payments of $18.3 million during the nine months ended September 30, 2006 that were primarily the responsibility of our insurance carriers. We expect to pay the remaining $2.2 million related to these settlements during the first quarter of 2007. We recorded receivables of $19.4 million for the portion of these settlements that we believe to be probable of recovery from insurance carriers. As of September 30, 2006, we have received $6.3 million of this balance from insurance carriers.

Investing activities used cash of $43.9 million during the nine months ended September 30, 2006, compared to using $31.1 million in the same period last year. During the nine month periods ended September 30, 2006 and 2005, we used cash of $15.1 million and $17.5 million, respectively, for property additions, primarily production equipment in the U.S. During the first nine months of 2006, we used cash of $7.9 million and $20.9 million to acquire Select PPE and Paraclete, respectively. During the first nine months of 2005, we used cash of $12.0 million to acquire Microsensor Systems. Cash used for other investing activities during the first nine months of both 2006 and 2005 related primarily to the technology transfers and licensing arrangements.

Financing activities provided cash of $15.5 million during the nine months ended September 30, 2006, compared to using $37.4 million in the same period last year. During the first nine months of 2006, we used $18.2 million of cash to pay dividends compared to paying dividends of $13.9 million in the same period last year. During the nine month periods ended September 30, 2006 and 2005, we used cash of $22.6 million and $54.1 million, respectively, to purchase treasury shares. During the nine month periods ended September 30, 2006 and 2005, our short term borrowings, increased $51.9 million and $26.3 million, respectively. Proceeds from short term borrowings were used to finance acquisitions, treasury share purchases, and inventory increases.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at September 30, 2006 resulted in a translation gain of $4.6 million being credited to the cumulative translation adjustments shareholders’ equity account in the nine months ended September 30, 2006, compared to a loss of $8.7 million in the nine months ended September 30, 2005. Translation gains in the nine months ended September 30, 2006 were primarily related to the strengthening of the euro and the Brazilian real, partially offset by a weakening of the South African rand. Translation losses in 2005 were primarily due to the weakening of the euro.

COMMITMENTS AND CONTINGENCIES

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

In September 2006, we acquired Paraclete. Under the terms of the asset purchase agreement, we issued a $10.0 million note payable to the former owners of Paraclete. The note is non-interest bearing and is payable in five annual installments of $2.0 million beginning September 1, 2007.

During 2003, we sold our real property in Berlin, Germany for $25.7 million, resulting in a gain of $13.6 million. At the same time, we entered into an eight year agreement to lease back the portion of the property that we occupy. Under sale-leaseback accounting, $12.1 million of the gain was deferred and is being amortized over the term of the lease.

In 2003, we entered into a lease agreement with BASF pertaining to that portion of the Callery Chemical site that is occupied by our Evans City, Pennsylvania manufacturing operations. The initial term of the lease was one year, with a renewal option for five successive one year periods. In September 2006, we exercised our third one year renewal option.

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,500 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 19,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

In the normal course of business, we make payments to settle product liability claims and related legal fees that are covered by insurance. We record receivables for the portion of these payments that we believe to be probable of recovery from insurance carriers. At September 30, 2006, the net balance of receivables from insurance carriers was $19.6 million. We evaluate the collectibility of these receivables on an ongoing basis and make adjustments as appropriate.

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

Product liability. We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. We accrue for our estimates of the probable costs to be incurred in the resolution of product liability claims. These estimates are based on actuarial valuations, past experience, and our judgments regarding the probable outcome of pending and threatened claims. Due to uncertainty as to the ultimate outcome of pending and threatened claims, as well as the incidence of future claims, it is possible that future results could be materially affected by changes in our assumptions and estimates related to product liability matters. Our product liability expense averaged less than 1% of net sales during the three years ended December 31, 2005.

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

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. There were no valuation allowances as of September 30, 2006.

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

On December 14, 2005, we accelerated the vesting of 194,786 unvested stock options that were granted in 2005. The accelerated options have a weighted average exercise price of $45.68, and represented approximately 13% of the options outstanding at that time. The decision to accelerate the vesting of the 2005 options was made primarily to avoid recognizing the related stock compensation expense in future financial statements as required by FAS 123R. The accelerated vesting of the 2005 stock options will reduce our after tax stock-based compensation expense in 2006, 2007, and 2008 by approximately $0.7 million, $0.7 million, and $0.1 million, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No.158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The Statement is effective for fiscal years ending after December 15, 2006. We are currently assessing the impact of FAS No. 158 on our financial statements. However, based on the funded status of our defined benefit pension and other postretirement benefit plans as of December 31, 2005 (our most recent measurement date), we would be required to increase our net assets for pension and other postretirement benefits, which would result in an estimated increase to shareowners’ equity of approximately $8.8 million after tax. This estimate may vary from the actual impact of implementing FAS No. 158. The ultimate amounts recorded are dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing FAS No. 158.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the potential impact of this interpretation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the nine months ended September 30, 2006 by approximately $28.6 million and $1.5 million, respectively. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2006, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At September 30, 2006, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $0.9 million. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.4 million in the fair value of the interest rate swap.

We have $44.0 million of fixed rate debt which matures at various dates through 2012. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $0.7 million, excluding the impact of outstanding hedge instruments. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4. Controls and procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2006	—	—	—	2,167,108
August 1 – August 31, 2006	170,000	$36.11	170,000	2,256,187
September 1 – September 30, 2006	—	—	—	2,244,159

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

MINE SAFETY APPLIANCES COMPANY

November 3, 2006	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Vice President — Finance; Duly Authorized Officer and Principal Financial Officer