Form 10-Q
period 2007-03-31
MINE SAFETY APPLIANCES CO
filed 2007-05-09
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

There were 35,924,730 shares of common stock, not including 2,669,709 shares held by the Mine Safety Appliances Company Stock Compensation Trust, outstanding as of May 7, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended March 31
	2007	2006
Net sales	$225,939	$228,350
Other income	401	285

	226,340	228,635

Costs and expenses
Cost of products sold	136,770	135,776
Selling, general and administrative	56,572	53,553
Research and development	5,927	5,548
Restructuring and other charges	234	5,997
Interest	1,993	1,188
Currency exchange losses	233	1,068

	201,729	203,130

Income before income taxes	24,611	25,505
Provision for income taxes	8,543	9,767

Net income	16,068	15,738

Basic earnings per common share	$.45	$.43

Diluted earnings per common share	$.44	$.42

Dividends per common share	$.18	$.14

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	March 31 2007	December 31 2006
Assets
Current assets
Cash and cash equivalents	$62,542	$61,296
Trade receivables, less allowance for doubtful accounts of $5,660 and $5,574	179,925	174,569
Inventories	145,476	137,230
Deferred tax assets	18,572	18,577
Prepaid expenses and other current assets	26,388	25,187

Total current assets	432,903	416,859

Property, less accumulated depreciation of $263,051 and $258,310	121,072	120,651
Prepaid pension cost	214,013	211,018
Deferred tax assets	29,593	29,676
Goodwill	80,098	79,360
Other noncurrent assets	48,045	41,056

Total	925,724	898,620

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$10,085	$2,340
Accounts payable	49,632	39,441
Employees’ compensation	17,919	20,931
Insurance and product liability	15,113	15,588
Taxes on income	11,145	8,654
Other current liabilities	40,130	40,481

Total current liabilities	144,024	127,435

Long-term debt	112,789	112,541
Pensions and other employee benefits	112,434	110,966
Deferred tax liabilities	101,141	100,969
Other noncurrent liabilities	15,121	8,856

Total liabilities	485,509	460,767

Shareholders’ equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 35,922,980 and 36,015,416 shares)	61,826	57,826
Stock compensation trust — 2,671,459 and 2,749,012 shares	(13,945)	(14,350)
Treasury shares, at cost:
Preferred — 52,841 and 52,841 shares	(1,750)	(1,750)
Common — 23,486,952 and 23,316,963 shares	(236,588)	(229,549)
Deferred stock compensation	(2,786)	(1,836)
Accumulated other comprehensive income	29,281	28,090
Retained earnings	600,608	595,853

Total shareholders’ equity	440,215	437,853

Total	925,724	898,620

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Three Months Ended March 31
	2007	2006
Operating Activities
Net income	$16,068	$15,738
Depreciation and amortization	5,955	6,130
Pensions	(1,162)	(1,291)
Net (gain) loss on sale of investments and assets	(20)	139
Restructuring and other charges	234	4,843
Stock-based compensation	2,377	2,206
Deferred income taxes	180	25
Other noncurrent assets and liabilities	(1,357)	(1,360)
Other, net	879	381

Operating cash flow before changes in working capital	23,154	26,811

Receivables	(4,046)	3,791
Inventories	(7,099)	(5,096)
Accounts payable and accrued liabilities	5,686	(9,189)
Prepaids and other current assets	(495)	4,366

Increase in working capital	(5,954)	(6,128)

Cash Flow From Operating Activities	17,200	20,683

Investing Activities
Property additions	(4,717)	(3,760)
Property disposals	38	243
Acquisitions, net of cash acquired and other investing	(6,846)	(10,649)

Cash Flow From Investing Activities	(11,525)	(14,166)

Financing Activities
Proceeds from short-term debt	7,736	2,609
Proceeds from long-term debt	—	112
Payments on long-term debt	—	(13)
Cash dividends	(6,493)	(5,128)
Company stock purchases	(7,039)	(4,925)
Exercise of stock options	712	909
Excess tax benefit related to stock plans	366	1,360

Cash Flow From Financing Activities	(4,718)	(5,076)

Effect of exchange rate changes on cash	289	758

Increase in cash and cash equivalents	1,246	2,199
Beginning cash and cash equivalents	61,296	44,797

Ending cash and cash equivalents	62,542	46,996

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these financial statements is unaudited; however, we believe that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

(2) Restructuring and Other Charges

During the three months ended March 31, 2007, we recorded charges of $0.2 million ($0.1 million after tax). These charges were primarily stay bonuses related to our Project Magellan plan to move fire helmet manufacturing from our Clifton, New Jersey plant to our Jacksonville, North Carolina plant. The Clifton plant, which employs about 70 associates, is expected to be closed during the fourth quarter of 2007.

During the three months ended March 31, 2006, we recorded charges of $6.0 million ($3.7 million after tax), related to the Project Outlook reorganization plan. A significant portion of the first quarter 2006 charges related to a focused voluntary retirement incentive program (VRIP). In January 2006, approximately 60 employees elected to retire at the end of February under the terms of the VRIP. Restructuring charges for the three months ended March 31, 2006 include $5.3 million for VRIP retirees, primarily special termination benefits, and $0.7 million in severance costs related to additional staffing reductions that were made at the end of January 2006.

(3) Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended March 31
(In thousands)	2007	2006
Net income	$16,068	$15,738
Cumulative translation adjustments	907	2,194
Pension and other benefit plan adjustments, net of tax	284	—

Comprehensive income	17,259	17,932

Components of accumulated other comprehensive income are as follows:

(In thousands)	March 31 2007	December 31 2006
Cumulative translation adjustments	$3,930	$3,023
Pension and other benefit plan adjustments	25,351	25,067

Accumulated other comprehensive income	29,281	28,090

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended March 31
(In thousands, except per share amounts)	2007	2006
Net income	$16,068	$15,738
Preferred stock dividends	10	10

Income available to common shareholders	16,058	15,728

Basic earnings per common share	$.45	$.43

Diluted earnings per common share	$.44	$.42

Basic shares outstanding	36,013	36,544
Stock options	529	649

Diluted shares outstanding	36,542	37,193

Antidilutive stock options	562	366

(5) Segment Information

We are organized into three geographic operating segments: North America, Europe and International. Reportable segment information is presented in the following table:

	Three Months Ended March 31, 2007
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$122,901	$53,087	$49,951	$—	$225,939
Intercompany sales	10,148	22,639	1,560	(34,347)	—
Net income	10,601	2,614	3,229	(376)	16,068

	Three Months Ended March 31, 2006
(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Sales to external customers	$136,516	$47,724	$44,110	$—	$228,350
Intercompany sales	9,581	19,483	1,138	(30,202)	—
Net income	11,556	1,752	3,097	(667)	15,738

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006
Service cost	$2,578	$2,293	$143	$164
Interest cost	4,472	3,864	361	394
Expected return on plan assets	(8,553)	(7,762)	—	—
Amortization of transition amounts	11	11	—	—
Amortization of prior service cost	42	49	(90)	(57)
Recognized net actuarial losses	288	254	179	200
Termination benefits	—	4,776	—	99

Net periodic benefit (credit) cost	(1,162)	3,485	593	800

We made contributions of $0.5 million to our pension plans in the three months ended March 31, 2007. We expect to make net contributions of approximately $1.7 million to our pension plans in 2007.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets during the three months ended March 31, 2007 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2007	$79,360	$17,096
Goodwill and intangible assets acquired	801	5,663
Amortization expense	—	(880)
Currency translation and other	(63)	(42)

Net balances at March 31, 2007	80,098	21,837

At March 31, 2007, goodwill of approximately $59.5 million, $16.9 million, and $3.7 million related to the North American, European, and International operating segments, respectively.

(8) Inventories

(In thousands)	March 31 2007	December 31 2006
Finished products	$61,224	$55,764
Work in process	25,088	24,203
Raw materials and supplies	59,164	57,263

Total inventories	145,476	137,230

(9) Stock-Based Compensation

The 1998 Management Share Incentive Plan, as amended March 10, 1999, provides for grants of restricted stock awards and stock options to eligible key employees through March 2008. The 1990 Non-Employee Directors’ Stock Option Plan, as amended April 29, 2004, provides for annual grants of stock options and restricted stock awards to eligible directors. Restricted stock awards are granted without payment to the company and vest three years after the grant date. Stock options are granted at market value exercise prices and expire after ten years (limited instances of exercise prices in excess of market value and expiration after five years). Stock options granted in 2006 and 2007 are exercisable beginning three years after the grant date. Stock options granted in 2005 and earlier years were fully vested as of December 31, 2005. As of March 31, 2007, there were 679,867 shares and 111,740 shares reserved for future grants under the management and directors’ plans, respectively.

Stock-based compensation expense was as follows:

	Three Months Ended March 31
(In thousands)	2007	2006
Restricted stock awards	$1,029	$983
Stock option grants	1,348	1,223

Total stock-based compensation expense before income taxes	2,377	2,206
Income tax benefit	834	806

Total stock-based compensation expense, net of income tax benefit	1,543	1,400

Stock option expense for the three months ended March 31, 2007 and 2006 was based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2007 and 2006:

	2007	2006
Fair value per option	$15.32	$16.27
Risk-free interest rate	4.6%	4.6%
Expected dividend yield	1.9%	1.4%
Expected volatility	40%	41%
Expected life (years)	5.7	5.6

The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date converted into an implied spot rate yield curve. Expected dividend yield is based on the most recent annualized dividend divided by the one year average closing share price. Expected volatility is based on the ten year historical volatility using daily stock prices. Expected life in years is based on historical stock option exercise data.

A summary of stock option activity for the three months ended March 31, 2007 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,531,359	$20.95
Granted	185,635	40.15
Exercised	(28,419)	25.07

Outstanding at March 31, 2007	1,688,575	22.99

Exercisable at March 31, 2007	1,321,413	18.22

A summary of restricted stock award activity for the three months ended March 31, 2007 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	138,470	$37.26
Granted	50,502	40.10
Vested	(34,470)	25.07

Unvested at March 31, 2007	154,502	40.92

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

The fair value of the interest rate swap at March 31, 2007 and December 31, 2006 has been recorded as a liability of $0.8 million and $0.9 million, respectively, that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference resulted in an increase in interest expense of $0.1 million during the three months ended March 31, 2007, and was not significant during the three months ended March 31, 2006.

(11) Acquisitions

In March 2007, we acquired the assets and intellectual properties of Acceleron Technologies, LLC (Acceleron), a San Francisco-based developer of advanced technology suitable for personal locator devices. We believe that the acquisition of this technology significantly expedites the development of reliable systems for first responder and soldier location applications. We are currently estimating the fair value of Acceleron’s assets. Preliminarily, we have allocated the $5.7 million purchase price to intangible assets. The acquisition agreement provides for additional consideration of up to $4.9 million to be paid to the former owners of Acceleron based on the achievement of specific technology development milestones by September 28, 2008.

In March 2007, we acquired the outstanding shares of MSA (India) Limited that were previously held by our joint venture partner. As a wholly-owned subsidiary under MSA management, we believe that we are better positioned to take advantage of opportunities in the large and growing Indian market. Preliminarily, we have allocated $0.6 million of the $1.1 million purchase price to goodwill.

In September 2006, we acquired Paraclete Armor and Equipment, Inc. (Paraclete) of St. Pauls, North Carolina. Paraclete is a rapidly growing innovator and developer of advanced ballistic body armor used by military personnel. We believe that the acquisition of Paraclete positions us to provide a broad range of ballistic protective equipment to both the military and law enforcement markets. We are currently estimating the fair value of Paraclete’s assets. Our preliminary allocation of the $30.9 million purchase price includes intangible assets of $6.7 million and goodwill of $18.6 million. Under the terms of the asset purchase agreement, we issued a $10.0 million note to satisfy a portion of the purchase price. The note is non-interest bearing and is payable in five annual installments of $2.0 million beginning September 1, 2007. We recorded the note at a fair value of $8.5 million at the time of issuance. The note discount is being recognized as interest expense over its term.

In January 2006, we took steps to ensure our compliance with South African Black Economic Empowerment (BEE) requirements by forming a new South African holding company in which Mineworkers Investment Company (MIC) of Johannesburg, South Africa holds a 25.1% ownership interest. Compliance with BEE, a South African government program similar to Affirmative Action in the United States, is key to achieving meaningful growth in South Africa, particularly in the mining industry. At the same time, we acquired Select Personal Protective Equipment (Select PPE) of South Africa, an established supplier of multi-brand safety equipment and solutions to the South African mining industry. We believe that our new South African operating structure significantly improves our market presence and expertise in serving the mining industry and provides significant growth opportunities in the region. The purchase price of $7.9 million included intangible assets of $1.6 million and goodwill of $3.0 million.

The operating results of all acquisitions have been included in our consolidated financial statements from their respective acquisition dates. Pro forma consolidated results, as if the acquisitions had occurred at the beginning of 2006, would not be materially different from the results reported.

(12) Uncertain Income Tax Positions

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). The application of income tax law is inherently complex. Tax statutes and regulations are often ambiguous and subject to various interpretations. As a result, we are required to evaluate all relevant facts and make subjective judgments regarding our income tax positions.

As a result of the adoption of FIN 48, we recognized a gross increase in the liability for unrecognized tax benefits of $5.7 million. This gross increase in the tax liability created additional tax benefits of $1.8 million, resulting in a net increase in the liability for unrecognized tax benefits of $3.9 million, which was accounted for as a reduction in retained earnings at January 1, 2007. These adjustments, if recognized, would have increased our effective income tax rate. Prior to the adoption of FIN 48, we had recognized approximately $1.5 million in unrecognized tax benefits. We did not make any significant adjustments to these amounts during the three months ended March 31, 2007.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of the implementation of FIN 48, we recognized a $0.9 million increase in the liability for accrued interest and penalties related to uncertain tax positions, which was also accounted for as a reduction to the January 1, 2007 retained earnings. We did not make any significant adjustments to these amounts during the three months ended March 31, 2007.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal return have been completed through 2002. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2001.

(13) Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,300 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 16,500 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

In the normal course of business, we make payments to settle product liability claims and related legal fees that are covered by insurance. We record receivables for the portion of these payments that we believe to be probable of recovery from insurance carriers. The net balance of receivables from insurance carriers was $20.3 million and $18.4 million at March 31, 2007 and December 31, 2006, respectively. We evaluate the collectibility of these receivables on an ongoing basis and make adjustments as appropriate.

(14) Recently Issued Accounting Standards

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS No. 159 is effective as of January 1, 2008. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, spending patterns of government agencies, competitive pressures, product liability claims, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2006, approximately 55%, 24%, and 21% of our net sales were made by our North American, European, and International segments, respectively.

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

PROJECT MAGELLAN

In January 2007, we announced Project Magellan, a multi-year strategic plan to improve the efficiency of our North American manufacturing operations by more effectively using available factory space. Project Magellan is expected to result in the relocation of certain manufacturing activities and the closure of certain facilities. We expect that Project Magellan will reduce operating expenses by as much as $10 million a year once completed.

In the first stage of Project Magellan, we will move fire helmet manufacturing from our Clifton, New Jersey plant to our Jacksonville, North Carolina plant. Many Clifton associates are being offered an opportunity to relocate to Jacksonville or another MSA location. The Clifton plant, which employs about 70 associates, is expected to be closed during the fourth quarter of 2007.

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

Finally, we expect to vacate our plant in Evans City, Pennsylvania by August 2009, when our lease on the property expires. Beginning in late 2007 and continuing into 2008, we expect to transfer certain production activities from our Evans City plant to other MSA plants in the United States. We intend to maintain employment for as many affected associates as possible by offering opportunities at other MSA locations. The Evans City facility currently employs approximately 125 associates.

ACQUISITIONS

In March 2007, we acquired the assets and intellectual properties of Acceleron Technologies, LLC (Acceleron), a San Francisco-based developer of advanced technology suitable for personal locator systems. Acceleron has key patents and know-how in the area of compensated inertial navigation sensing as applied to personnel tracking. We believe that this technology is particularly well suited for personal locator applications inside buildings where GPS is denied. The patented technology and know-how significantly increases data accuracy and minimizes the drift that can occur in conventional systems. We believe that the acquisition of this technology expedites the development of much needed and more reliable systems for use in first responder and soldier location applications.

In March 2007, we acquired the outstanding shares of MSA (India) Limited that were previously held by our joint venture partner. As a wholly-owned subsidiary under MSA management, we believe that we are better positioned to take advantage of opportunities in the large and growing Indian market.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net sales. Net sales for the three months ended March 31, 2007 were $225.9 million, a decrease of $2.5 million, or 1%, compared with $228.4 million for the three months ended March 31, 2006.

	Three Months Ended March 31		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2007	2006
North America	$122.9	$136.5	$(13.6)	(10)%
Europe	53.1	47.7	5.4	11
International	50.0	44.1	5.9	13

Net sales by the North American segment were $122.9 million for the first quarter of 2007, a decrease of $13.6 million, or 10%, compared to $136.5 million for the first quarter of 2006. During the first quarter of 2007, our sales of self-contained breathing apparatus, thermal imaging cameras, and other products to the U.S. fire service market continued to be depressed by the timing of the release of fire department funding made available through the U.S. Assistance to Firefighters Grant program and the impact on fire department buying decisions of the recently published National Fire Protection Association (NFPA) standard for self-contained breathing apparatus (SCBA). First quarter 2007 sales of SCBA and thermal imaging cameras were down from first quarter 2006 by $16.1 million and $1.8 million, respectively. Our shipments of Advanced Combat Helmets and related communication systems to the military were $1.3 million and $2.1 million lower, respectively, in the current quarter, reflecting the completion of certain contracts. These sales decreases were partially offset by a $3.0 million increase in sales of ballistic protection product, including those made by Paraclete Armor and Equipment, and a $1.8 million increase in closed-circuit breathing apparatus shipments, primarily related to a large order from the Canadian Navy. Continued strength in North American construction and industrial markets was reflected in our sales of fall protection and head protection products, which improved $1.4 million in the current quarter.

In Europe, net sales for the first quarter of 2007 were $53.1 million, an increase of $5.4 million, or 11%, compared to $47.7 million for the first quarter of 2006. The increase in European sales, when stated in U.S. dollars, includes favorable currency translation effects of $6.9 million, primarily due to a stronger euro in the current quarter. Local currency sales in Europe were down $1.5 million. The decrease in local currency sales occurred primarily in France and Germany, both of which benefited from unusually strong shipments of disposable respirators in the first quarter of 2006.

Net sales for the International segment were $50.0 million in the first quarter of 2007, an increase of $5.9 million, or 13%, compared to $44.1 million for the first quarter of 2006. The sales increase was primarily in South Africa and China, where sales were up $3.9 million and $2.0 million, respectively. The improvement in South Africa was primarily due to strong growth in Select PPE sales to the mining industry. Current quarter sales in China included a large shipment of breathing apparatus to the Beijing Fire Bureau. Currency translation effects reduced International segment sales, when stated in U.S. dollars, by $0.5 million.

Cost of products sold. Cost of products sold was $136.8 million in the first quarter of 2007, compared to $135.8 million in the first quarter of 2006. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the first quarters of 2007 and 2006 of $1.2 million and $1.3 million, respectively.

Gross profit. Gross profit for the first quarter of 2007 was $89.2 million, which was $3.4 million, or 4%, lower than gross profit of $92.6 million in the first quarter of 2006. The ratio of gross profit to net sales was 39.5% in the first quarter of 2007 compared to 40.5% in the same quarter last year. The lower gross profit ratio in the first quarter of 2007 was primarily related to proportionately lower sales of SCBA in North America.

Selling, general and administrative expenses. Selling, general and administrative expenses were $56.6 million during the first quarter of 2007, an increase of $3.0 million, or 6%, compared to $53.6 million in the first quarter of 2006. Selling, general and administrative expenses were 25.0% of net sales in the first quarter of 2007 compared to 23.5% of net sales in the first quarter of 2006. Local currency selling, general and administrative expenses in the European and International segments were up $1.9 million, primarily reflecting our continued expansion into Eastern Europe, China, and Southeast Asia. North American segment selling, general and administrative expenses were flat quarter-to-quarter. Currency exchange effects increased first quarter 2007 administrative expense, when stated in U.S. dollars, by $1.2 million, primarily related to a stronger euro.

Research and development expense. Research and development expense was $5.9 million during the first quarter of 2007, an increase of $0.4 million, or 7%, compared to $5.5 million during the first quarter of 2006. The increase occurred in North America and reflects additional resources focused on developing innovative new products.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $6.0 million for the first quarter of 2007, a decrease of $0.1 million, or 3%, compared to $6.1 million for the first quarter of 2006.

Restructuring and other charges. During the first quarter of 2007, we recorded charges of $0.2 million, primarily stay bonuses related to our Project Magellan plan to move fire helmet manufacturing from our Clifton, New Jersey plant to our Jacksonville, North Carolina plant. We expect to close the Clifton plant, which employs about 70 associates, during the fourth quarter of 2007.

During the first quarter of 2006, we recorded charges of $6.0 million related to our Project Outlook reorganization effort in North America. First quarter 2006 charges included $5.3 million for a focused voluntary retirement incentive program (VRIP) that was accepted by approximately 60 employees and $0.7 million in severance costs related to additional staffing reductions.

Interest expense. Interest expense was $2.0 million during the first quarter of 2007, an increase of $0.8 million, or 68%, compared to $1.2 million in the same quarter last year. The increase in interest expense was primarily due to higher long-term debt.

Currency exchange losses. Currency exchange losses were $0.2 million in the first quarter of 2007, a decrease of $0.9 million, compared to $1.1 million in the first quarter of 2006. Currency exchange losses during the first quarter of 2006 were primarily related to the weakening of the South African rand.

Income taxes. The effective tax rate for the first quarter of 2007 was 34.7% compared to 38.3% for the same quarter last year. The lower rate in the current quarter is primarily related to the reinstatement of the research and development credit and more favorable state and non-U.S. tax profiles.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). As a result of the adoption of the Interpretation, we recognized a gross increase in the liability for unrecognized tax benefits of $5.7 million. This gross increase in the tax liability created additional tax benefits of $1.8 million, resulting in a net increase in the liability for unrecognized tax benefits of $3.9 million, which was accounted for as a reduction in retained earnings at January 1, 2007. These adjustments, if recognized, would have increased our effective income tax rate.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of the implementation of FIN 48, we recognized a $0.9 million increase in the liability for accrued interest and penalties related to uncertain tax positions which was also accounted for as a reduction to the January 1, 2007 retained earnings.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal return have been completed through 2002. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2001.

Net income. Net income for the first quarter of 2007 was $16.1 million, or $0.45 per basic share, compared to $15.7 million, or $0.43 per basic share, for the same quarter last year.

North American segment net income for the first quarter of 2007 was $10.6 million, a decrease of $1.0 million, or 8%, compared to $11.6 million in the first quarter of 2006. Lower net income in North America was primarily related to the previously-discussed decrease in sales and higher interest expense, partially offset by lower restructuring and other charges. North American segment net income for the first quarter of 2006 included restructuring and other charges of $3.7 million after-tax, compared to after-tax charges of $0.1 million in the current quarter.

European segment net income during the first quarter of 2007 was $2.6 million, an increase of $0.8 million, or 49%, from $1.8 million during the first quarter of 2006. Most of the increase in European segment net income, when stated in U.S. dollars, was due to favorable currency translation effects.

International segment net income for the first quarter of 2007 was $3.2 million, an increase of $0.1 million, or 4%, compared to $3.1 million in the same quarter last year. The increase reflects higher sales, partially offset by an increase in selling expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, acquisitions, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents increased $1.2 million during the three months ended March 31, 2007, compared to an increase of $2.2 million during the three months ended March 31, 2006.

Operating activities provided cash of $17.2 million during the three months ended March 31, 2007, compared to providing cash of $20.7 million in the three months ended March 31, 2006. Higher cash flow from operations in the first quarter of 2006 reflected significant non-cash restructuring and other charges related to special termination benefits. Trade receivables were $179.9 million at March 31, 2007 and $174.6 million at December 31, 2006. LIFO inventories were $145.5 million at March 31, 2007 and $137.2 million at December 31, 2006.

Investing activities used cash of $11.5 million during the three months ended March 31, 2007, compared to using $14.2 million in the same quarter last year. During the three months ended March 31, 2007 and 2006, we used cash of $4.7 million and $3.8 million, respectively, for property additions, primarily production equipment in the U.S. During the first three months of 2007, we used cash of $5.7 million to acquire Acceleron. During the first three months of 2006, we used cash of $7.9 million to acquire Select PPE.

Financing activities used cash of $4.7 million during the three months ended March 31, 2007, compared to using $5.1 million in the same period last year. During the first three months of 2007, we used $6.5 million of cash to pay dividends compared to paying dividends of $5.1 million in the first quarter of 2006. During the three months ended March 31, 2007 and 2006, we used cash of $7.0 million and $4.9 million, respectively, to purchase treasury shares. During the three months ended March 31, 2007 and 2006, our short term borrowings, increased $7.7 million and $2.6 million, respectively. Proceeds from short term borrowings were used primarily to finance acquisitions and treasury share purchases.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at March 31, 2007 resulted in a translation gain of $0.9 million being credited to the cumulative translation adjustments shareholders’ equity account in the three months ended March 31, 2007, compared to a gain of $2.2 million in the three months ended March 31, 2006. Translation gains in both quarters were primarily due to the strengthening of the euro and the Brazilian real, partially offset by a weakening of the South African rand.

COMMITMENTS AND CONTINGENCIES

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

In September 2006, we acquired Paraclete. Under the terms of the asset purchase agreement, we issued a $10.0 million note payable to the former owners of Paraclete. The note is non-interest bearing and is payable in five annual installments of $2.0 million beginning September 1, 2007. We recorded the note at a fair value of $8.5 million at the time of issuance. The discount of $1.5 million is being recognized as interest expense over the term of the note.

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,300 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 16,500 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

In the normal course of business, we make payments to settle product liability claims and related legal fees that are covered by insurance. We record receivables for the portion of these payments that we believe to be probable of recovery from insurance carriers. The net balance of receivables from insurance carriers was $20.3 million and $18.4 million at March 31, 2007 and December 31, 2006, respectively. We evaluate the collectibility of these receivables on an ongoing basis and make adjustments as appropriate.

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

Effective January 1, 2007, we began accounting for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). As a result of the adoption of FIN 48, we recognized a gross increase in the liability for unrecognized tax benefits which was accounted for as a reduction in retained earnings at January 1, 2007. We record an estimated income tax liability based on our best judgment of the amounts likely to be paid in the various tax jurisdictions in which we operate. The tax liabilities ultimately paid are dependent on a number of factors, including the resolution of tax audits, and may differ from the amounts recorded. Tax liabilities are adjusted through income when it becomes probable that the actual liability differs from the amount recorded. Because income tax laws are inherently complex and subject to various interpretations, it is possible that future results could be materially affected by changes in our assumptions and estimates related to uncertain tax positions.

Stock based compensation. On January 1, 2006, we adopted FAS No. 123R, Share-Based Payment, which requires that we recognize compensation expense for stock-based compensation based on the grant date fair value. Except for retirement-eligible employees, for whom there is no requisite service period, this expense is recognized ratably over the requisite service periods following the date of grant. For retirement-eligible employees, this expense is recognized at the date of grant. We elected the modified prospective application method for adoption of FAS 123R, and prior period financial statements have not been restated. Prior to January 1, 2006, we accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value method, which resulted in no compensation expense for stock options granted; and we used the nominal vesting approach related to retirement-eligible employees, in which the compensation expense was recognized over the original vesting period.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS No. 159 is effective as of January 1, 2008. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the three months ended March 31, 2007 by approximately $10.3 million and $0.6 million, respectively. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2007, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At March 31, 2007, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $0.8 million. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.3 million in the fair value of the interest rate swap.

We have $100.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.1 million, excluding the impact of outstanding hedge instruments. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2007	—	—	—	1,894,312
February 1 – February 28, 2007	—	—	—	1,787,131
March 1 – March 31, 2007	169,989	$41.41	160,000	1,569,660

On November 2, 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date. The maximum shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.

We do not have any other share repurchase programs.

Total number of shares purchased during March 2007 includes 9,989 shares withheld for taxes due on the vesting of restricted stock awards.

Item 6.	EXHIBITS

(a) Exhibits

(10)(a)*	1998 Management Share Incentive Plan, as amended March 10, 1999

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. (S)1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

May 9, 2007	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Vice President — Finance; Duly Authorized Officer and Principal Financial Officer