Form 10-Q
period 2007-06-30
MINE SAFETY APPLIANCES CO
filed 2007-08-07
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

There were 35,780,109 shares of common stock, not including 2,612,644 shares held by the Mine Safety Appliances Company Stock Compensation Trust, outstanding as of July 31, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net sales	$249,099	$218,623	$475,038	$446,973
Other income	1,063	1,455	1,464	1,740

	250,162	220,078	476,502	448,713

Costs and expenses
Cost of products sold	155,303	131,334	292,073	267,110
Selling, general and administrative	58,777	53,860	115,349	107,413
Research and development	6,787	6,974	12,714	12,522
Restructuring and other charges	2,261	459	2,495	6,456
Interest	2,232	1,211	4,225	2,399
Currency exchange (gains) losses	(1,469)	925	(1,236)	1,993

	223,891	194,763	425,620	397,893

Income before income taxes	26,271	25,315	50,882	50,820
Provision for income taxes	8,943	9,234	17,486	19,001

Net income	17,328	16,081	33,396	31,819

Basic earnings per common share	$.49	$.44	$.93	$.87

Diluted earnings per common share	$.48	$.43	$.92	$.86

Dividends per common share	$.22	$.18	$.40	$.32

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	June 30 2007	December 31 2006
Assets
Current assets
Cash and cash equivalents	$61,704	$61,296
Trade receivables, less allowance for doubtful accounts of $5,652 and $5,574	191,646	174,569
Inventories	146,687	137,230
Deferred tax assets	18,575	18,577
Prepaid expenses and other current assets	30,311	25,187

Total current assets	448,923	416,859

Property, less accumulated depreciation of $264,198 and $258,310	123,463	120,651
Prepaid pension cost	216,786	211,018
Deferred tax assets	30,566	29,676
Goodwill	80,373	79,360
Other noncurrent assets	57,426	41,056

Total	957,537	898,620

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$32,373	$2,340
Accounts payable	49,691	39,441
Employees’ compensation	23,355	20,931
Insurance and product liability	13,501	15,588
Taxes on income	8,321	8,654
Other current liabilities	41,143	40,481

Total current liabilities	168,384	127,435

Long-term debt	112,777	112,541
Pensions and other employee benefits	114,273	110,966
Deferred tax liabilities	101,163	100,969
Other noncurrent liabilities	16,291	8,856

Total liabilities	512,888	460,767

Shareholders’ equity
Preferred stock, 4 1/2% cumulative—authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock—authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock—authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 35,781,795 and 36,015,416 shares)	64,093	57,826
Stock compensation trust—2,612,644 and 2,749,012 shares	(13,638)	(14,350)
Treasury shares, at cost:
Preferred—52,841 and 52,841 shares	(1,750)	(1,750)
Common—23,686,952 and 23,316,963 shares	(245,140)	(229,549)
Deferred stock compensation	(4,066)	(1,836)
Accumulated other comprehensive income	31,549	28,090
Retained earnings	610,032	595,853

Total shareholders’ equity	444,649	437,853

Total	957,537	898,620

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Six Months Ended June 30
	2007	2006
Operating Activities
Net income	$33,396	$31,819
Depreciation and amortization	12,085	10,451
Pensions	(2,232)	2,373
Net gain on sale of investments and assets	(366)	(784)
Stock-based compensation	3,311	2,801
Deferred income taxes	(153)	42
Other noncurrent assets and liabilities	(10,616)	(10,550)
Other, net	552	2,169

Operating cash flow before changes in working capital	35,977	38,321

Receivables	(14,380)	12,016
Inventories	(6,681)	(14,069)
Accounts payable and accrued liabilities	6,960	(6,284)
Prepaids and other current assets	(4,337)	(6,888)

Increase in working capital	(18,438)	(15,225)

Cash flow from operating activities	17,539	23,096

Investing Activities
Property additions	(13,488)	(9,410)
Property disposals	675	1,749
Acquisitions, net of cash acquired and other investing	(6,771)	(10,580)

Cash flow from investing activities	(19,584)	(18,241)

Financing Activities
Proceeds from short-term debt	30,002	12,795
Proceeds from long-term debt	213	138
Payments on long-term debt	(169)	(183)
Cash dividends	(14,395)	(11,706)
Company stock purchases	(15,591)	(16,458)
Exercise of stock options	858	1,728
Excess tax benefit related to stock plans	574	2,663

Cash flow from financing activities	1,492	(11,023)

Effect of exchange rate changes on cash	961	1,337

Increase (decrease) in cash and cash equivalents	408	(4,831)
Beginning cash and cash equivalents	61,296	44,797

Ending cash and cash equivalents	61,704	39,966

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

(2) Restructuring and Other Charges

During the three and six month periods ended June 30, 2007, we recorded charges of $2.3 million ($1.5 million after tax) and $2.5 million ($1.6 million after tax), respectively. The charges for the six months ended June 30, 2007 were primarily related to reorganization activities. In Europe, charges of $1.0 million relate to severance costs associated with the reorganization of our management team. North American charges of $1.0 million were primarily stay bonuses and severance costs associated with our Project Magellan initiative to move fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and to move our Mexican manufacturing operations to a new factory in Queretaro, Mexico. We expect to close the Clifton plant, which currently employs about 60 associates, during the fourth quarter of 2007 and begin to move the Mexican manufacturing operations during the third quarter of 2007. International charges of $0.5 million relate to severance costs associated with workforce reductions in Brazil and Australia.

During the three and six month periods ended June 30, 2006, we recorded charges of $0.5 million ($0.3 million after tax) and $6.5 million ($4.0 million after tax), respectively, related to the Project Outlook reorganization plan that was completed in 2006. A significant portion of the 2006 charges related to a focused voluntary retirement incentive program (VRIP). Approximately 60 employees retired under the terms of the VRIP. Restructuring charges for the six months ended June 30, 2006 include $5.3 million for VRIP retirees, primarily special termination benefits, $0.7 million in severance costs related to additional staffing reductions that were made at the end of January 2006, and $0.5 million related to the relocation of various employee workgroups within the new organizational structure.

(3) Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2007	2006	2007	2006
Net income	$17,328	$16,081	$33,396	$31,819
Cumulative translation adjustments	2,364	2,097	3,271	4,291
Pension and other benefit plan adjustments, net of tax	(96)	—	188	—

Comprehensive income	19,596	18,178	36,855	36,110

Components of accumulated other comprehensive income are as follows:

(In thousands)	June 30 2007	December 31 2006
Cumulative translation adjustments	$6,294	$3,023
Pension and other benefit plan adjustments	25,255	25,067

Accumulated other comprehensive income	31,549	28,090

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period and the vesting of stock awards, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2007	2006	2007	2006
Net income	$17,328	$16,081	$33,396	$31,819
Preferred stock dividends	10	11	20	21

Income available to common shareholders	17,318	16,070	33,376	31,798

Basic earnings per common share	$.49	$.44	$.93	$.87

Diluted earnings per common share	$.48	$.43	$.92	$.86

Basic shares outstanding	35,689	36,499	35,777	36,521
Stock options	574	591	572	620

Diluted shares outstanding	36,263	37,090	36,349	37,141

Antidilutive stock options	185	208	185	208

(5) Segment Information

We have three geographic operating segments: North America, Europe and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended June 30, 2007
Sales to external customers	$131,818	$56,026	$61,255	$—	$249,099
Intercompany sales	11,496	23,075	1,676	(36,247)	—
Net income	10,532	1,830	4,405	561	17,328

Six Months Ended June 30, 2007
Sales to external customers	$254,719	$109,113	$111,206	$—	$475,038
Intercompany sales	21,644	45,714	3,236	(70,594)	—
Net income	21,133	4,444	7,634	185	33,396

Three Months Ended June 30, 2006
Sales to external customers	$121,406	$50,343	$46,874	$—	$218,623
Intercompany sales	9,924	22,505	1,638	(34,067)	—
Net income	11,556	2,017	2,995	(487)	16,081

Six Months Ended June 30 2006
Sales to external customers	$257,922	$98,067	$90,984	$—	$446,973
Intercompany sales	19,505	41,988	2,776	(64,269)	—
Net income	23,112	3,769	6,092	(1,154)	31,819

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006
Three months ended June 30
Service cost	$2,686	$2,354	$175	$163
Interest cost	4,286	3,972	381	394
Expected return on plan assets	(8,333)	(7,879)	—	—
Amortization of transition amounts	11	11	—	—
Amortization of prior service cost	43	51	(90)	(57)
Recognized net actuarial losses	237	312	211	200

Net periodic benefit (credit) cost	(1,070)	(1,179)	677	700

Six months ended June 30
Service cost	$5,264	$4,647	$318	$327
Interest cost	8,758	7,836	742	788
Expected return on plan assets	(16,886)	(15,641)	—	—
Amortization of transition amounts	22	22	—	—
Amortization of prior service cost	85	100	(180)	(114)
Recognized net actuarial losses	525	566	390	400
Termination benefits	—	4,843	—	99

Net periodic benefit (credit) cost	(2,232)	2,373	1,270	1,500

We made contributions of $1.0 million to our pension plans during the six months ended June 30, 2007. We expect to make contributions of approximately $2.0 million to our pension plans in 2007.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets during the six months ended June 30, 2007 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2007	$79,360	$17,096
Goodwill and intangible assets acquired	813	5,700
Amortization expense	—	(1,762)
Currency translation and other	200	61

Net balances at June 30, 2007	80,373	21,095

At June 30, 2007, goodwill of approximately $59.5 million, $17.2 million, and $3.7 million related to the North American, European, and International operating segments, respectively.

(8) Inventories

(In thousands)	June 30 2007	December 31 2006
Finished products	$63,523	$55,764
Work in process	27,044	24,203
Raw materials and supplies	56,120	57,263

Total inventories	146,687	137,230

(9) Stock-Based Compensation

The 1998 Management Share Incentive Plan, as amended March 10, 1999, provides for grants of restricted stock awards and stock options to eligible key employees through March 2008. The 1990 Non-Employee Directors’ Stock Option Plan, as amended May 15, 2007, provides for annual grants of stock options and restricted stock awards to eligible directors. Restricted stock awards are granted without payment to the company and generally vest three years after the grant date. Certain restricted stock awards for retention vest in three equal tranches four, five, and six years after the grant date. Stock options are granted at market value exercise prices and expire after ten years (limited instances of exercise prices in excess of market value and expiration after five years). Stock options granted in 2006 and 2007 are exercisable beginning three years after the grant date. Stock options granted in 2005 and earlier years were fully vested as of December 31, 2005. As of June 30, 2007, there were 642,553 shares and 89,599 shares reserved for future grants under the management and directors’ plans, respectively.

Stock-based compensation expense was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2007	2006	2007	2006
Restricted stock awards	$701	$414	$1,730	$1,397
Stock option grants	233	181	1,581	1,404

Total compensation expense before income taxes	934	595	3,311	2,801
Income tax benefit	325	217	1,159	1,023

Total compensation expense, net of income tax benefit	609	378	2,152	1,778

A summary of stock option activity for the six months ended June 30, 2007 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,531,359	$20.95
Granted	199,292	40.32
Exercised	(41,436)	20.71
Forfeited	(44,372)	42.00

Outstanding at June 30, 2007	1,644,843	22.73

Exercisable at June 30, 2007	1,293,184	17.96

A summary of restricted stock award activity for the six months ended June 30, 2007 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	138,470	$37.26
Granted	96,300	41.62
Vested	(50,583)	28.29

Unvested at June 30, 2007	184,187	41.97

(10) Derivative Financial Instruments

In 2004, we entered into an eight year interest rate swap agreement. Under the terms of the agreement, we receive a fixed interest rate of 8.39% and pay a floating interest rate based on LIBOR. The notional amount of the swap was initially $20.0 million and declines $4.0 million per year beginning in 2008. The interest rate swap has been designated as a fair value hedge of a portion of our fixed rate 8.39% Senior Notes.

In order to account for these derivatives as hedges, the interest rate swap must be highly effective at offsetting changes in the fair value of the hedged debt. We have assumed that there is no ineffectiveness in the hedge, since all of the critical terms of the hedge match the underlying terms of the hedged debt.

The fair value of the interest rate swap at June 30, 2007 and December 31, 2006 has been recorded as a liability of $1.0 million and $0.9 million, respectively, that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference resulted in an increase in interest expense of $0.2 million and $0.1 million during the six month periods ended June 30, 2007 and 2006, respectively.

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

(12) Uncertain Income Tax Positions

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48). The application of income tax law is inherently complex. Tax statutes and regulations are often ambiguous and subject to various interpretations. As a result, we are required to evaluate all relevant facts and make subjective judgments regarding our income tax positions.

As a result of the adoption of FIN 48, we recognized a gross increase in the liability for unrecognized tax benefits of $5.7 million. This gross increase in the tax liability created additional tax benefits of $1.8 million, resulting in a net increase in the liability for unrecognized tax benefits of $3.9 million, which was accounted for as a reduction in retained earnings at January 1, 2007. These adjustments, if recognized, would have increased our effective income tax rate. Prior to the adoption of FIN 48, we had recognized approximately $1.5 million in unrecognized tax benefits. We did not make any significant adjustments to these amounts during the six months ended June 30, 2007.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of the implementation of FIN 48, we recognized a $0.9 million increase in the liability for accrued interest and penalties related to uncertain tax positions, which was also accounted for as a reduction to the January 1, 2007 retained earnings. We did not make any significant adjustments to these amounts during the six months ended June 30, 2007.

We will begin to voluntarily file income tax returns in certain taxing jurisdictions where we previously believed none were due. As a result of these voluntary filings, we expect that our gross liability for unrecognized tax benefits and accrued penalties associated with this liability will be reduced by approximately $2.0 million and $0.6 million, respectively, by the end of 2007. We do not expect that the resolution of these matters will have a significant effect on our results of operations.

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

In the normal course of business, we make payments to settle product liability claims and related legal fees that are covered by insurance. We record receivables for the portion of these payments that we believe to be probable of recovery from insurance carriers. The net balance of receivables from insurance carriers was $29.4 million and $18.4 million at June 30, 2007 and December 31, 2006, respectively. We evaluate the collectibility of these receivables on an ongoing basis and make adjustments as appropriate.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS No. 159 is effective as of January 1, 2008. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

(15) Subsequent Event

On August 1, 2007, we sold 83 acres of land in our Cranberry Woods office park to Wells Real Estate Investment Trust II—Cranberry Woods Development, Inc. for $14.6 million. This sale is expected to result in a pre-tax gain of approximately $10.0 million.

After this transaction, approximately 80 acres remain available for sale in the Cranberry Woods development.

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

International. Our International segment includes companies in Abu Dhabi, Argentina, Australia, Brazil, Chile, China, Hong Kong, India, Indonesia, Japan, Malaysia, Peru, Singapore, South Africa, and Zimbabwe, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany, and France, or are purchased from third party vendors.

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

In the first stage of Project Magellan, we will move fire helmet manufacturing from our Clifton, New Jersey plant to our Jacksonville, North Carolina plant. Many Clifton associates are being offered an opportunity to relocate to Jacksonville or another MSA location. The Clifton plant, which currently employs about 60 associates, is expected to be closed during the fourth quarter of 2007.

In addition, we will move our manufacturing operations in Mexico from Mexico City and Torreon to a new factory in Queretaro, a city approximately 130 miles northwest of Mexico City. The plant consolidation in Mexico is expected to begin in the third quarter of 2007 and be completed in 2008. We currently employ about 100 associates at our Mexico City and Torreon facilities. Many MSA Mexico manufacturing personnel are being provided with an opportunity to relocate to the new Queretaro plant.

Finally, we expect to vacate our plant in Evans City, Pennsylvania by August 2009, when our lease on the property expires. Beginning in late 2007 and continuing into 2008, we expect to transfer certain production activities from our Evans City plant to other MSA plants in the United States. We intend to maintain employment for as many affected associates as possible by offering opportunities at other MSA locations. The Evans City facility currently employs approximately 115 associates.

ACQUISITIONS

In March 2007, we acquired the assets and intellectual properties of Acceleron Technologies, LLC (Acceleron), a San Francisco-based developer of advanced technology suitable for personal locator devices. Acceleron has key patents and know-how in the area of compensated inertial navigation sensing as applied to personnel tracking. We believe that this technology is particularly well-suited for personal locator applications inside buildings where GPS is denied. The patented technology and know-how significantly increases data accuracy and minimizes the drift that can occur in conventional systems. We believe that the acquisition of this technology expedites the development of much needed and more reliable systems for use in first responder and soldier location applications.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net sales. Net sales for the three months ended June 30, 2007 were $249.1 million, an increase of $30.5 million, or 14%, compared with $218.6 million for the three months ended June 30, 2006.

	Three Months Ended June 30		Dollar Increase	Percent Increase
(In millions)	2007	2006
North America	$131.8	$121.4	$10.4	9%
Europe	56.0	50.3	5.7	11
International	61.3	46.9	14.4	31

Net sales by the North American segment were $131.8 million for the second quarter of 2007, an increase of $10.4 million, or 9%, compared to $121.4 million for the second quarter of 2006. The sales improvement reflects higher shipments in most product groups. During the second quarter of 2007, our sales of self-contained breathing apparatus and thermal imaging cameras improved $0.9 million and $1.7 million, respectively. Our shipments of Advanced Combat Helmets to the military were $3.6 million higher in the current quarter. Sales of ballistic protection products, including those made by Paraclete Armor and Equipment, were up $2.5 million. Continued strength in North American construction and industrial markets was reflected in our sales of fall protection and head protection products, which improved $3.6 million in the current quarter. These sales improvements were partially offset by a $1.7 million decrease in sales of instrument products, due primarily to reduced demand for both portable and permanent instrumentation from specific segments of the Homeland Security market.

In Europe, net sales for the second quarter of 2007 were $56.0 million, an increase of $5.7 million, or 11%, compared to $50.3 million for the second quarter of 2006. The increase in European segment sales, when stated in U.S. dollars, was primarily due to favorable currency translation effects of $5.3 million.

Net sales for the International segment were $61.3 million in the second quarter of 2007, an increase of $14.4 million, or 31%, compared to $46.9 million for the second quarter of 2006. The sales increase includes a $4.8 million shipment of ballistic vests to the Iraq Joint Contracting Command. The remainder of the sales increase was primarily in South Africa and China, where local currency sales were up $2.1 million and $1.8 million, respectively. The improvement in South Africa reflects strong growth in sales to the mining industry. Sales growth in China was largely due to continued strength in breathing apparatus and instrument shipments. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $0.9 million.

Cost of products sold. Cost of products sold was $155.3 million in the second quarter of 2007, compared to $131.3 million in the second quarter of 2006. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the second quarters of 2007 and 2006 of $1.1 million and $1.2 million, respectively.

Gross profit. Gross profit for the second quarter of 2007 was $93.8 million, which was $6.5 million, or 7%, higher than gross profit of $87.3 million in the second quarter of 2006. The ratio of gross profit to net sales was 37.7% in the second quarter of 2007 compared to 39.9% in the same quarter last year. The decrease in the gross profit ratio in the first half of 2007, reflects proportionately higher sales of Advanced Combat Helmets and ballistic protection products to the military at gross margins that are generally lower than our margins on commercial sales, as well as higher inventory management related costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $58.8 million during the second quarter of 2007, an increase of $4.9 million, or 9%, compared to $53.9 million in the second quarter of 2006. Selling, general and administrative expenses were 23.6% of net sales in the second quarter of 2007 compared to 24.6% of net sales in the second quarter of 2006. Local currency selling, general and administrative expenses in the European and International segments were up $3.7 million, primarily reflecting our continued expansion in Eastern Europe, China, Southeast Asia, and South Africa. North American segment selling, general and administrative expenses were flat quarter-to-quarter. Currency exchange effects increased second quarter 2007 selling, general and administrative expenses, when stated in U.S. dollars, by $1.4 million, primarily related to a stronger euro.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $6.1 million for the second quarter of 2007, an increase of $0.9 million, or 17%, compared to $5.2 million for the second quarter of 2006. The increase relates primarily to higher amortization on intangible assets.

Restructuring and other charges. During the second quarter of 2007, we recorded charges of $2.3 million, primarily related to reorganization activities. In Europe, charges of $1.0 million related to severance costs associated with the reorganization of our management team. North American charges of $0.8 million were primarily stay bonuses and severance costs associated with our Project Magellan plan to move fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and to move our Mexican manufacturing operations to a new factory in Queretaro, Mexico. We expect to close the Clifton plant, which currently employs about 60 associates, during the fourth quarter of 2007 and to begin the Mexican manufacturing operations move during the third quarter of 2007. International charges of $0.5 million relate to severance costs associated with workforce reductions in Brazil and Australia.

During the second quarter of 2006, we recorded charges of $0.5 million, primarily related to the relocation of various employee workgroups as part of our Project Outlook reorganization effort in North America.

Interest expense. Interest expense was $2.2 million during the second quarter of 2007, an increase of $1.0 million, or 84%, compared to $1.2 million in the same quarter last year. The increase in interest expense was primarily due to higher long-term debt.

Currency exchange (gains) losses. Currency exchange gains were $1.5 million in the second quarter of 2007, compared to losses of $0.9 million in the second quarter of 2006. Currency exchange gains during the current quarter related primarily to the strengthening of the Canadian dollar and the Australian dollar. Currency exchange losses during the second quarter of 2006 were primarily related to a weakening of the South African rand.

Income taxes. The effective tax rate for the second quarter of 2007 was 34.0% compared to 36.5% for the same quarter last year. The lower rate in the current quarter is primarily related to the reinstatement of the research and development credit and more favorable state and non-U.S. tax profiles.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal return have been completed through 2002. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2001.

Net income. Net income for the second quarter of 2007 was $17.3 million, or $0.49 per basic share, compared to $16.1 million, or $0.44 per basic share, for the same quarter last year.

North American segment net income for the second quarter of 2007 was $10.5 million, a decrease of $1.1 million, or 9%, compared to $11.6 million in the second quarter of 2006. Lower net income in North America was primarily related to the previously-discussed decrease in gross margins.

European segment net income during the second quarter of 2007 was $1.8 million, a decrease of $0.2 million, or 9%, from $2.0 million during the second quarter of 2006.

International segment net income for the second quarter of 2007 was $4.4 million, an increase of $1.4 million, or 47%, compared to $3.0 million in the same quarter last year. The increase reflects higher sales, partially offset by an increase in selling expenses.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net sales. Net sales for the six months ended June 30, 2007 were $475.0 million, an increase of $28.0 million, or 6%, compared with $447.0 million in the same period in 2006.

	Six Months Ended June 30		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2007	2006
North America	$254.7	$257.9	$(3.2)	(1)%
Europe	109.1	98.1	11.0	11
International	111.2	91.0	20.2	22

Net sales of the North America segment were $254.7 million for the six months ended June 30, 2007, a decrease of $3.2 million, or 1%, compared to $257.9 million for the same period in 2006. The sales decrease during the six months ended June 30, 2007 reflects a $15.2 million decrease in SCBA shipments to the fire service industry, which was substantially offset by improved sales of most other products. North American sales of ballistic vests, including those made by Paraclete, improved $5.5 million in the first half of 2007. Shipments of Advanced Combat Helmets to the military were up $2.3 million. Our sales of fall protection and head protection improved approximately $3.1 million and $1.9 million, respectively, on increased demand in construction and industrial markets.

In Europe, net sales for the six months ended June 30, 2007 were $109.1 million, an increase of $11.0 million, or 11%, compared to $98.1 million in the same period in 2006. The increase in European sales, when stated in U.S. dollars, includes favorable currency translation effects of $12.2 million, primarily due to a stronger euro in the current period. Local currency sales in Europe for the six months ended June 30, 2007 were $1.2 million lower than in the same period last year. Lower local currency sales in Europe were largely due to a $5.3 million decrease in disposable respirator shipments in Germany and France, both of which benefited from unusually strong shipments of these products during the prior year. These decreases were partially offset by higher sales in Eastern Europe and most other Western European markets.

Net sales for the International segment were $111.2 million for the six months ended June 30, 2007, an increase of $20.2 million, or 22%, compared to $91.0 million in the same period in 2006. The sales increase includes a $4.8 million shipment of ballistic vests to the Iraq Joint Contracting Command. In South Africa, local currency sales were up $6.0 million, primarily due to growth in Select PPE’s business with the mining industry. Local currency sales in China were up $3.9 million, including a large shipment of breathing apparatus to the Beijing Fire Bureau. Local currency sales in Latin America improved $3.4 million, with strong growth in all markets. Currency translation differences did not have a significant impact on International segment sales when stated in U.S. dollars.

Cost of products sold. Cost of products sold was $292.1 million for the six months ended June 30, 2007 compared to $267.1 million in the same period in 2006.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits during the six month periods ended June 30, 2007 and 2006 of $2.2 million and $2.5 million, respectively.

Gross profit. Gross profit for the six months ended June 30, 2007 was $183.0 million, which was $3.1 million, or 2%, higher than gross profit of $179.9 million in the same period in 2006. The ratio of gross profit to net sales was 38.5% in the six months ended June 30, 2007 compared to 40.2% in the same period last year. The decrease in the gross profit ratio in the first half of 2007, reflects proportionately higher sales of Advanced Combat Helmets and ballistic protection products to the military at gross margins that are generally lower than our margins on commercial sales, as well as higher inventory management related costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $115.3 million during the six months ended June 30, 2007, an increase of $7.9 million, or 7%, compared to $107.4 million in the same period in 2006. Selling, general and administrative expenses were 24.3% of net sales in the six months ended June 30, 2007 compared to 24.0% of net sales in the first half of 2006. Local currency selling, general and administrative expenses in the European and International segments were up $5.5 million, primarily reflecting our continued expansion in Eastern Europe, China, Southeast Asia, and South Africa. North American segment selling, general and administrative expenses were flat year-to-year. Currency exchange effects increased selling, general and administrative expenses, when stated in U.S. dollars, by $2.6 million, primarily due to a stronger euro.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $12.1 million for the six months ended June 30, 2007, an increase of $1.6 million, or 16%, compared to $10.5 million for the same period in 2006. The increase was primarily related to higher amortization of intangible assets.

Restructuring and other charges. During the six months ended June 30, 2007, we recorded charges of $2.5 million, primarily related to reorganization activities. In Europe, charges of $1.0 million related to severance costs associated with the reorganization of our management team. North American charges of $1.0 million were primarily stay bonuses and severance costs associated with our Project Magellan initiative to move fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and to move our Mexican manufacturing operations to a new factory in Queretaro, Mexico. We expect to close the Clifton plant, which currently employs about 60 associates, during the fourth quarter of 2007 and begin to move the Mexican manufacturing operations during the third quarter of 2007. International charges of $0.5 million relate to severance costs associated with workforce reductions in Brazil and Australia.

During the first six months ended June 30, 2006, we recorded charges of $6.5 million related to our Project Outlook reorganization effort in North America. The 2006 charges included $5.3 million for a focused voluntary retirement incentive program (VRIP) that was accepted by approximately 60 employees, $0.7 million in severance costs related to additional staffing reductions, and $0.5 million to relocate various employee workgroups.

Interest expense. Interest expense was $4.2 million during the six months ended June 30, 2007, an increase of $1.8 million, or 76%, compared to $2.4 million in the same period last year. The increase in interest expense was primarily due to higher long-term debt.

Currency exchange (gains) losses. Currency exchange gains were $1.2 million during the six months ended June 30, 2007, compared to currency exchange losses of $2.0 million during the same period last year. The currency exchange gains during the current period were primarily related to the strengthening of the Canadian dollar and Australian dollar. The currency exchange losses during the first half of 2006 were primarily due to a weakening of the South African rand.

Income taxes. The effective tax rate for the six months ended June 30, 2007 was 34.4% compared to 37.4% for the same period last year. The lower rate in the current quarter is primarily related to the reinstatement of the research and development credit and more favorable state and non-U.S. tax profiles.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48). As a result of the adoption of FIN 48, we recognized a gross increase in the liability for unrecognized tax benefits of $5.7 million. This gross increase in the tax liability created additional tax benefits of $1.8 million, resulting in a net increase in the liability for unrecognized tax benefits of $3.9 million, which was accounted for as a reduction in retained earnings at January 1, 2007. These adjustments, if recognized, would have increased our effective income tax rate.

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

Net income. Net income for the six months ended June 30, 2007 was $33.4 million, or $0.93 per basic share, compared to $31.8 million, or $0.87 per basic share, for the same period last year.

North American segment net income for the six months ended June 30, 2007 was $21.1 million, a decrease of $2.0 million, or 9%, compared to $23.1 million in the same period last year. The reduction in North American net income was primarily due to the previously-discussed reduction in gross margins during the current year.

European segment net income for the six months ended June 30, 2007 was $4.4 million, an increase of $0.6 million, or 18%, compared to $3.8 million for the first half of 2006. The increase was primarily due to the previously-discussed increase in sales.

International segment net income for the six months ended June 30, 2007 was $7.6 million, an increase of $1.5 million, or 25%, compared to $6.1 million in the same period last year. The increase was primarily due to the previously-discussed increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, acquisitions, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents increased $0.4 million during the six months ended June 30, 2007, compared to a decrease of $4.8 million during the six months ended June 30, 2006.

Operating activities provided cash of $17.5 million during the six months ended June 30, 2007, compared to providing cash of $23.1 million in the six months ended June 30, 2006. Cash flow from operations during the six months ended June 30, 2006 included $4.8 million in non-cash restructuring and other charges related to special termination benefit costs that were paid by our pension plan. Excluding this item, cash flow from operations was flat year-to-year. Trade receivables were $191.6 million at June 30, 2007 and $174.6 million at December 31, 2006. LIFO inventories were $146.7 million at June 30, 2007 and $137.2 million at December 31, 2006.

Investing activities used cash of $19.6 million during the six months ended June 30, 2007, compared to using $18.2 million in the same quarter last year. During the six months ended June 30, 2007 and 2006, we used cash of $13.5 million and $9.4 million, respectively, for property additions. The increase in property additions related primarily to higher purchases of production equipment and software in the U.S. During the six months ended June 30, 2007, we used cash of $5.7 million to acquire Acceleron. During the same period in 2006, we used cash of $7.9 million to acquire Select PPE.

Financing activities provided cash of $1.5 million during the six months ended June 30, 2007, compared to using $11.0 million in the same period last year. During the first six months of 2007, we used $14.4 million of cash to pay dividends compared to paying dividends of $11.7 million in the same period last year. During the six months ended June 30, 2007 and 2006, we used cash of $15.6 million and $16.5 million, respectively, to purchase treasury shares. During the six months ended June 30, 2007 and 2006, our short- term borrowings, increased $30.0 million and $12.8 million, respectively. Proceeds from short-term borrowings were used primarily to finance acquisitions and treasury share purchases.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at June 30, 2007 resulted in a translation gain of $3.3 million being credited to the cumulative translation adjustments shareholders’ equity account in the six months ended June 30, 2007, compared to a gain of $4.3 million in the six months ended June 30, 2006. Translation gains during the six months ended June 30, 2007 were primarily related to the strengthening of euro and the Brazilian real. Translation gains during the same period in 2006 were primarily due to the strengthening of the euro and the Brazilian real, partially offset by a weakening of the South African rand.

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

In the normal course of business, we make payments to settle product liability claims and related legal fees that are covered by insurance. We record receivables for the portion of these payments that we believe to be probable of recovery from insurance carriers. The net balance of receivables from insurance carriers was $29.4 million and $18.4 million at June 30, 2007 and December 31, 2006, respectively. We evaluate the collectibility of these receivables on an ongoing basis and make adjustments as appropriate.

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

Effective January 1, 2007, we began accounting for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48). As a result of the adoption of FIN 48, we recognized a gross increase in the liability for unrecognized tax benefits which was accounted for as a reduction in retained earnings at January 1, 2007. We record an estimated income tax liability based on our best judgment of the amounts likely to be paid in the various tax jurisdictions in which we operate. The tax liabilities ultimately paid are dependent on a number of factors, including the resolution of tax audits, and may differ from the amounts recorded. Tax liabilities are adjusted through income when it becomes probable that the actual liability differs from the amount recorded. Because income tax laws are inherently complex and subject to various interpretations, it is possible that future results could be materially affected by changes in our assumptions and estimates related to uncertain tax positions.

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

Stock-based compensation grants to management and key employees are generally made during the first quarter of each year. Under the terms of our stock-based compensation plans, there is no requisite service period for individuals who are retirement-eligible. Therefore, beginning in 2006, a larger portion of stock-based compensation expense is recognized in the first quarter.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS No. 159 is effective as of January 1, 2008. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the six months ended June 30, 2007 by approximately $22.0 million and $1.2 million, respectively. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2007, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At June 30, 2007, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $1.0 million. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.3 million in the fair value of the interest rate swap.

We have $100.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.0 million, excluding the impact of outstanding hedge instruments. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2007	—	—	—	1,566,309
May 1 – May 30, 2007	200,000	$42.76	200,000	1,336,464
June 1 – June 30, 2007	—	—	—	1,313,253

On November 2, 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date. The maximum shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.

We do not have any other share repurchase programs.

Item 6.	EXHIBITS

(10)(a)*	Executive Insurance Program, as Amended and Restated Effective January 1, 2006

(10)(b)*	1990 Non-Employee Directors Stock Option Plan, as amended May 15, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. (S)1350

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

August 7, 2007	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President; Duly Authorized Officer and Principal Financial Officer