Form 10-Q
period 2007-09-30
MINE SAFETY APPLIANCES CO
filed 2007-11-02
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

There were 35,646,371 shares of common stock, not including 2,545,954 shares held by the Mine Safety Appliances Company Stock Compensation Trust, outstanding as of October 31, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net sales	$247,675	$209,802	$722,713	$656,775
Other income	11,249	1,669	12,713	3,409

	258,924	211,471	735,426	660,184

Costs and expenses
Cost of products sold	157,407	131,652	449,480	398,762
Selling, general and administrative	62,362	52,378	177,711	159,791
Research and development	7,560	6,603	20,274	19,125
Restructuring and other charges	707	306	3,202	6,762
Interest	2,653	1,481	6,878	3,880
Currency exchange (gains) losses	(23)	532	(1,259)	2,525

	230,666	192,952	656,286	590,845

Income before income taxes	28,258	18,519	79,140	69,339
Provision for income taxes	11,523	5,918	29,009	24,919

Net income	16,735	12,601	50,131	44,420

Basic earnings per common share	$.47	$.35	$1.40	$1.22

Diluted earnings per common share	$.46	$.34	$1.38	$1.20

Dividends per common share	$.22	$.18	$.62	$.50

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	September 30 2007	December 31 2006
Assets
Current assets
Cash and cash equivalents	$83,875	$61,296
Trade receivables, less allowance for doubtful accounts of $6,304 and $5,574	194,761	174,569
Inventories	153,141	137,230
Deferred tax assets	18,768	18,577
Prepaid expenses and other current assets	31,473	25,187

Total current assets	482,018	416,859

Property, less accumulated depreciation of $270,455 and $258,310	125,993	120,651
Prepaid pension cost	219,601	211,018
Deferred tax assets	28,268	29,676
Goodwill	86,667	79,360
Other noncurrent assets	60,861	41,056

Total	1,003,408	898,620

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$49,079	$2,340
Accounts payable	51,697	39,441
Employees’ compensation	25,281	20,931
Insurance and product liability	18,522	15,588
Taxes on income	9,153	8,654
Other current liabilities	49,504	40,481

Total current liabilities	203,236	127,435

Long-term debt	111,234	112,541
Pensions and other employee benefits	118,674	110,966
Deferred tax liabilities	101,238	100,969
Other noncurrent liabilities	16,180	8,856

Total liabilities	550,562	460,767

Shareholders’ equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 35,646,371 and 36,015,416 shares)	65,858	57,826
Stock compensation trust — 2,545,954 and 2,749,012 shares	(13,290)	(14,350)
Treasury shares, at cost:
Preferred — 52,841 and 52,841 shares	(1,750)	(1,750)
Common — 23,889,066 and 23,316,963 shares	(255,110)	(229,549)
Deferred stock compensation	(3,594)	(1,836)
Accumulated other comprehensive income	38,286	28,090
Retained earnings	618,877	595,853

Total shareholders’ equity	452,846	437,853

Total	1,003,408	898,620

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Nine Months Ended September 30
	2007	2006
Operating Activities
Net income	$50,131	$44,420
Depreciation and amortization	17,613	15,808
Pensions	(3,507)	1,165
Net gain on sale of investments and assets	(11,001)	(1,520)
Stock-based compensation	4,047	3,365
Deferred income taxes	1,257	58
Other noncurrent assets and liabilities	(19,810)	(8,440)
Other, net	1,479	2,718

Operating cash flow before changes in working capital	40,209	57,574

Receivables	(13,944)	5,336
Inventories	(8,658)	(26,621)
Accounts payable and accrued liabilities	21,968	656
Prepaids and other current assets	(5,115)	(15,058)

Increase in working capital	(5,749)	(35,687)

Cash flow from operating activities	34,460	21,887

Investing Activities
Property additions	(22,469)	(15,092)
Property disposals	14,596	2,804
Acquisitions, net of cash acquired and other investing	(6,953)	(31,624)

Cash flow from investing activities	(14,826)	(43,912)

Financing Activities
Proceeds from short-term debt	46,659	51,917
Payments on long-term debt	(2,000)	—
Cash dividends	(22,285)	(18,247)
Company stock purchases	(25,561)	(22,597)
Exercise of stock options	1,947	1,728
Excess tax benefit related to stock plans	1,334	2,663

Cash flow from financing activities	94	15,464

Effect of exchange rate changes on cash	2,851	1,436

Increase (decrease) in cash and cash equivalents	22,579	(5,125)
Beginning cash and cash equivalents	61,296	44,797

Ending cash and cash equivalents	83,875	39,672

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

(2) Restructuring and Other Charges

During the three and nine month periods ended September 30, 2007, we recorded charges of $0.7 million ($0.4 million after tax) and $3.2 million ($2.0 million after tax), respectively. These charges for the nine months ended September 30, 2007 were primarily related to reorganization activities. North American charges of $1.7 million were primarily stay bonuses and severance costs associated with our Project Magellan initiative to move fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and to move our Mexican manufacturing operations to a new factory in Queretaro, Mexico. We expect to close the Clifton plant, which employed about 60 associates, during fourth quarter 2007 and are currently moving the Mexican manufacturing operations. European charges of $1.0 million relate to severance costs associated with the reorganization of our management team. International charges of $0.5 million relate to severance costs associated with the workforce reductions in Brazil and Australia.

During the three and nine month periods ended September 30, 2006, we recorded charges of $0.3 million ($0.2 million after tax) and $6.8 million ($4.3 million after tax), respectively. These charges for the nine months ended September 30, 2006 were primarily related to the Project Outlook reorganization plan that was completed in 2006. A significant portion of the 2006 charges related to a focused voluntary retirement incentive program (VRIP). Approximately 60 associates retired under the terms of the VRIP. Project Outlook charges for the nine months ended September 30, 2006 include $5.3 million for VRIP retirees, primarily special termination benefits, $0.7 million in severance costs related to additional staffing reductions that were made at the end of January 2006, and $0.5 million related to the relocation of various employee workgroups within the new organizational structure. During the third quarter of 2006, we recorded $0.3 million in severance costs related to the discontinuation of manufacturing operations in Britain.

(3) Comprehensive Income

Components of comprehensive income are as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income	$16,735	$12,601	$50,131	$44,420
Cumulative translation adjustments	7,404	274	10,675	4,565
Pension and other benefit plan adjustments, net of tax	(667)	—	(479)	—

Comprehensive income	23,472	12,875	60,327	48,985

Components of accumulated other comprehensive income are as follows:

(In thousands)	September 30 2007	December 31 2006
Cumulative translation adjustments	$13,698	$3,023
Pension and other benefit plan adjustments	24,588	25,067

Accumulated other comprehensive income	38,286	28,090

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

(In thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income	$16,735	$12,601	$50,131	$44,420
Preferred stock dividends	10	10	30	31

Income available to common shareholders	16,725	12,591	50,101	44,389

Basic earnings per common share	$.47	$.35	$1.40	$1.22

Diluted earnings per common share	$.46	$.34	$1.38	$1.20

Share information:

Basic shares outstanding	35,559	36,288	35,713	36,443
Stock options	600	505	581	582

Diluted shares outstanding	36,159	36,793	36,294	37,025

Antidilutive stock options	2	376	2	376

(5) Segment Information

We have three geographic operating segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended September 30, 2007
Sales to external customers	$129,737	$58,800	$59,138	$—	$247,675
Intercompany sales	10,942	20,577	1,950	(33,469)	—
Net income	13,797	(379)	3,878	(561)	16,735

Nine Months Ended September 30, 2007
Sales to external customers	$384,456	$167,913	$170,344	$—	$722,713
Intercompany sales	32,586	66,291	5,186	(104,063)	—
Net income	34,930	4,065	11,512	(376)	50,131

Three Months Ended September 30, 2006
Sales to external customers	$113,180	$48,085	$48,537	$—	$209,802
Intercompany sales	8,874	19,061	1,488	(29,423)	—
Net income	6,908	1,037	4,525	131	12,601

Nine Months Ended September 30, 2006
Sales to external customers	$371,102	$146,152	$139,521	$—	$656,775
Intercompany sales	28,379	61,049	4,264	(93,692)	—
Net income	30,020	4,806	10,617	(1,023)	44,420

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

(In thousands)	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Three months ended September 30
Service cost	$2,371	$2,343	$159	$164
Interest cost	4,455	3,945	371	394
Expected return on plan assets	(8,467)	(7,829)	—	—
Amortization of transition amounts	10	10	—	—
Amortization of prior service cost	43	49	(87)	(56)
Recognized net actuarial losses	313	274	192	200

Net periodic benefit (credit) cost	(1,275)	(1,208)	635	702

Nine months ended September 30
Service cost	$7,635	$6,990	$477	$491
Interest cost	13,213	11,781	1,113	1,182
Expected return on plan assets	(25,353)	(23,470)	—	—
Amortization of transition amounts	32	32	—	—
Amortization of prior service cost	128	149	(267)	(170)
Recognized net actuarial losses	838	840	582	600
Termination benefits	—	4,843	—	99

Net periodic benefit (credit) cost	(3,507)	1,165	1,905	2,202

We made contributions of $1.5 million to our pension plans during the nine months ended September 30, 2007. We expect to make contributions of approximately $2.0 million to our pension plans in 2007.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets during the nine months ended September 30, 2007 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2007	$79,360	$17,096
Goodwill and intangible assets acquired	6,128	624
Amortization expense	—	(1,982)
Currency translation and other	1,179	64

Net balances at September 30, 2007	86,667	15,802

At September 30, 2007, goodwill of approximately $64.8 million, $18.0 million, and $3.9 million related to the North American, European, and International operating segments, respectively.

(8) Inventories

(In thousands)	September 30 2007	December 31 2006
Finished products	$67,565	$55,764
Work in process	27,667	24,203
Raw materials and supplies	57,909	57,263

Total inventories	153,141	137,230

(9) Stock-Based Compensation

The 1998 Management Share Incentive Plan, as amended March 10, 1999, provides for grants of restricted stock awards and stock options to eligible key employees through March 2008. The 1990 Non-Employee Directors’ Stock Option Plan, as amended May 15, 2007, provides for annual grants of stock options and restricted stock awards to eligible directors. Restricted stock awards are granted without payment to the company and generally vest three years after the grant date. Certain restricted stock awards for retention vest in three equal tranches four, five, and six years after the grant date. Stock options are granted at market value exercise prices and expire after ten years (limited instances of exercise prices in excess of market value and expiration after five years). Stock options granted in 2006 and 2007 are exercisable beginning three years after the grant date. Stock options granted in 2005 and earlier years were fully vested as of December 31, 2005. As of September 30, 2007, there were 642,553 shares and 89,599 shares reserved for future grants under the management and directors’ plans, respectively.

Stock-based compensation expense was as follows:

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Restricted stock awards	$477	$401	$2,207	$1,798
Stock option grants	259	163	1,840	1,567

Total compensation expense before income taxes	736	564	4,047	3,365
Income tax benefit	295	204	1,454	1,227

Total compensation expense, net of income tax benefit	441	360	2,593	2,138

A summary of stock option activity for the nine months ended September 30, 2007 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,531,359	$20.95
Granted	199,292	40.32
Exercised	(108,126)	18.01
Forfeited	(44,372)	42.00

Outstanding at September 30, 2007	1,578,153	23.00

Exercisable at September 30, 2007	1,226,494	18.05

A summary of restricted stock award activity for the nine months ended September 30, 2007 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	138,470	$37.26
Granted	96,300	41.62
Vested	(50,583)	28.29

Unvested at September 30, 2007	184,187	41.97

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

The fair value of the interest rate swap at September 30, 2007 and December 31, 2006 has been recorded as a liability of $0.6 million and $0.9 million, respectively, that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference resulted in an increase in interest expense of $0.3 million and $0.2 million during the nine month periods ended September 30, 2007 and 2006, respectively.

(11) Acquisitions

In March 2007, we acquired the assets and intellectual properties of Acceleron Technologies, LLC (Acceleron), a San Francisco-based developer of advanced technology suitable for personal locator devices. We believe that the acquisition of this technology significantly expedites the development of reliable systems for first responder and soldier location applications. We are currently estimating the fair value of Acceleron’s assets. Our preliminary allocation of the $5.7 million purchase price includes intangible assets of $4.4 million and goodwill of $1.3 million. The acquisition agreement provides for additional consideration of up to $4.9 million to be paid to the former owners of Acceleron based on the achievement of specific technology development milestones by September 28, 2008.

In March 2007, we acquired the outstanding shares of MSA (India) Limited that were previously held by our joint venture partner. As a wholly-owned subsidiary under MSA management, we believe that we are better positioned to take advantage of opportunities in the large and growing Indian market. Preliminarily, we have allocated $0.6 million of the $1.1 million purchase price to goodwill.

In September 2006, we acquired Paraclete Armor and Equipment, Inc. (Paraclete) of St. Pauls, North Carolina. The final allocation of the $31.0 million purchase price includes intangible assets of $2.7 million and goodwill of $22.7 million. Under the terms of the asset purchase agreement, we issued a $10.0 million note to satisfy a portion of the purchase price. The note is non-interest bearing and is payable in five annual installments of $2.0 million beginning September 1, 2007. We recorded the note at a fair value of $8.5 million at the time of issuance. The note discount is being recognized as interest expense over its term.

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

As a result of the adoption of FIN 48, we recognized a gross increase in the liability for unrecognized tax benefits of $5.7 million. This gross increase in the tax liability created additional tax benefits of $1.8 million, resulting in a net increase in the liability for unrecognized tax benefits of $3.9 million, which was accounted for as a reduction in retained earnings at January 1, 2007. These adjustments, if recognized in the provision for income taxes, would have increased our effective income tax rate. Prior to the adoption of FIN 48, we had recognized approximately $1.5 million in unrecognized tax benefits. We did not make any significant adjustments to these amounts during the nine months ended September 30, 2007.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of the implementation of FIN 48, we recognized a $0.9 million increase in the liability for accrued interest and penalties related to uncertain tax positions, which was also accounted for as a reduction to the January 1, 2007 retained earnings. We did not make any significant adjustments to these amounts during the nine months ended September 30, 2007.

We will begin to voluntarily file income tax returns in certain taxing jurisdictions where we previously believed none were due. As a result of these voluntary filings, we expect that our gross liability for unrecognized tax benefits and accrued penalties associated with this liability will be reduced by approximately $2.0 million and $0.6 million, respectively by the end of 2007. We do not expect that the resolution of these matters will have a significant effect on our results of operations.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal return have been completed through 2002. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2001.

(13) Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,600 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 16,500 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

In the normal course of business, we make payments to settle product liability claims and related legal fees and record receivables for the amounts covered by insurance. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage, and the extent to which insurers may become insolvent in the future.

We are currently involved in coverage litigation with Century Indemnity Company (Century). Century filed a lawsuit in the Superior Court of New Jersey seeking a declaration of Century’s obligations with respect to certain asbestos, silica and other claims under five insurance policies issued to us by Century. The New Jersey Superior Court issued an order granting our motion to dismiss this case. Century has appealed that order. We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached the five insurance policies by failing to pay amounts owing to us. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit in favor of the New Jersey action and the Pennsylvania action is proceeding. We believe that Century’s refusal to indemnify us under the policies is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

The net balance of receivables from insurance carriers was $35.3 million and $18.4 million at September 30, 2007 and December 31, 2006, respectively. We regularly evaluate the collectibility of these receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims.

(14) Other Income

On August 1, 2007, we sold 83 acres of land in our Cranberry Woods office park to Wells Real Estate Investment Trust II – Cranberry Woods Development, Inc. for $14.6 million. This sale resulted in a pre-tax gain of approximately $10.6 million ($6.5 million after-tax).

Approximately 85 acres remain available for sale in the Cranberry Woods development.

(15) Recently Issued Accounting Standards

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

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, spending patterns of government agencies, competitive pressures, product liability claims, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

BUSINESS OVERVIEW

We are a global leader in the development, manufacture, and supply of sophisticated products that protect people’s health and safety. Sophisticated safety products typically integrate any combination of electronics, mechanical systems, and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive line of safety products is used by workers around the world in the fire service, homeland security, construction, and other industries, as well as the military.

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

International. Our International segment includes companies in Abu Dhabi, Argentina, Australia, Brazil, Chile, China, Hong Kong, India, Indonesia, Japan, Malaysia, Peru, Singapore, South Africa, Thailand, and Zimbabwe, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany, and France, or are purchased from third party vendors.

We believe that our financial performance in recent years is the result of initiatives that have allowed us to anticipate and respond quickly to market requirements, particularly in the fire service, homeland security, construction, and general industries, as well as the military, and reflects our ability to quickly bring to market products that comply with changing industry standards and to create new market demand with innovative products.

PROJECT MAGELLAN

In January 2007, we announced Project Magellan, a multi-year strategic plan to improve the efficiency of our North American manufacturing operations by more effectively using available factory space. Project Magellan is expected to result in the relocation of certain manufacturing activities and the closure of certain facilities. We expect that Project Magellan will reduce operating expenses by as much as $10.0 million a year once completed.

In the first stage of Project Magellan, we are moving fire helmet manufacturing from our Clifton, New Jersey plant to our Jacksonville, North Carolina plant. The Clifton plant, which employed about 60 associates, is expected to be closed during the fourth quarter of 2007.

In addition, we are moving our manufacturing operations in Mexico from Mexico City and Torreon to a new factory in Queretaro, a city approximately 130 miles northwest of Mexico City. The plant consolidation in Mexico is expected to be completed in 2008. We employ about 100 associates in Mexico. Many MSA Mexico personnel are being provided with an opportunity to relocate to the new Queretaro plant.

Finally, we expect to vacate our plant in Evans City, Pennsylvania by August 2009, when our lease on the property expires. Beginning in late 2007 and continuing into 2008, we expect to transfer certain production activities from our Evans City plant to other MSA plants in the United States. We intend to maintain employment for as many affected associates as possible by offering opportunities at other MSA locations. The Evans City facility employs approximately 100 associates.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net sales. Net sales for the three months ended September 30, 2007 were $247.7 million, an increase of $37.9 million, or 18%, compared with $209.8 million for the three months ended September 30, 2006.

(In millions)	Three Months Ended September 30
	2007	2006	Dollar Increase	Percent Increase
North America	$129.7	$113.2	$16.5	15%
Europe	58.8	48.1	10.7	22
International	59.1	48.5	10.6	22

Net sales by the North American segment were $129.7 million for the third quarter of 2007, an increase of $16.5 million, or 15%, compared to $113.2 million for the third quarter of 2006. The sales improvement reflects higher shipments in most product groups. Our shipments of Advanced Combat Helmets and related communications systems to the military were $5.6 million and $2.3 million higher, respectively, in the current quarter. Shipments of gas masks, primarily to the military, were up $2.4 million in the current quarter. During the third quarter of 2007, sales of thermal imaging cameras to the fire service market increased $1.6 million, reflecting improved availability of funding under the Federal Assistance to Firefighters Grant Program. Our sales of self-contained breathing apparatus were flat quarter-to-quarter, primarily due to lower demand from the U.S. fire service market as customers waited for the implementation of the new National Fire Protection Association (NFPA) standards that all manufacturers had to meet by August 31, 2007. In early September, our next-generation breathing apparatus for firefighters, the FireHawk® M7 Air Mask, was the first device to be certified by the Safety Equipment Institute as compliant to both the new NFPA standards covering breathing apparatus performance and Personal Alert Systems (PASS) performance. Sales of ballistic protection products, including those made by Paraclete Armor and Equipment, were up $1.3 million. Continued strength in North American construction and industrial markets was reflected in our sales of fall protection and head protection products, which improved $2.5 million in the current quarter.

In Europe, net sales for the third quarter of 2007 were $58.8 million, an increase of $10.7 million, or 22%, compared to $48.1 million for the third quarter of 2006. Local currency sales improved $5.6 million, reflecting higher shipments in most markets, but particularly Eastern Europe. The increase in European segment sales, when stated in U.S. dollars, includes favorable currency translation effects of $5.1 million.

Net sales for the International segment were $59.1 million in the third quarter of 2007, an increase of $10.6 million, or 22%, compared to $48.5 million for the third quarter of 2006. Local currency sales increased $4.0 million in South Africa, primarily due to strong growth in shipments to the mining industry, and in Latin America, where sales were up $2.7 million. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $2.5 million.

Cost of products sold. Cost of products sold was $157.4 million in the third quarter of 2007, compared to $131.7 million in the third quarter of 2006. Cost of products sold, selling, general and administrative expenses, and research and development expenses included net periodic pension credits during the third quarters of 2007 and 2006 of $1.3 million and $1.2 million, respectively.

Gross profit. Gross profit for the third quarter of 2007 was $90.3 million, which was $12.1 million, or 16%, higher than gross profit of $78.2 million in the third quarter of 2006. The increase in gross profit, when stated in U.S. dollars, includes favorable currency translation effects of $2.5 million. The ratio of gross profit to net sales was 36.4% in the third quarter of 2007 compared to 37.2% in the same quarter last year. The decrease in the gross profit ratio in the third quarter of 2007 reflects proportionately higher sales of Advanced Combat Helmets, ballistic protection and gas masks to the military at gross margins that are generally lower than our margins on commercial sales, as well as proportionately higher sales in International segment markets, where gross margins are generally lower than our margins in North America.

Research and development. Research and development expense was $7.6 million for the third quarter of 2007, an increase of $1.0 million, or 14%, compared to $6.6 million in the third quarter of 2006. The increase occurred primarily in North America and reflects our continuing commitment to developing innovative new products.

Selling, general and administrative expenses. Selling, general and administrative expenses were $62.4 million during the third quarter of 2007, an increase of $10.0 million, or 19%, compared to $52.4 million in the third quarter of 2006. Selling, general and administrative expenses were 25.2% of net sales in the third quarter of 2007, compared to 25.0% of net sales in the third quarter of 2006. Local currency selling, general and administrative expenses in the European and International segments were up $4.3 million, primarily to support our continued expansion in Eastern Europe, China, Southeast Asia, and South Africa. North American segment selling, general and administrative expenses increased $3.7 million in the current quarter. The increase in North American segment expenses includes a $2.4 million increase in insurance and product liability expense, reflecting the results of our annual actuarial study. In addition, 2006 insurance and product liability expense benefited from a refund of $0.6 million that we received in settlements associated with two insurance brokerage antitrust cases. Currency exchange effects increased third quarter 2007 selling, general and administrative expenses, when stated in U.S. dollars, by $1.8 million, primarily related to a stronger euro.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $5.5 million for the third quarter of 2007 compared to $5.4 million for the third quarter of 2006.

Restructuring and other charges. During the third quarter of 2007, we recorded charges of $0.7 million, primarily severance costs and moving expenses associated with our North American segment Project Magellan plan to move fire helmet manufacturing from Clifton, New Jersey plant to Jacksonville, North Carolina plant and to move our Mexican manufacturing operations to a new factory in Queretaro, Mexico. We expect to close the Clifton plant, which employed about 60 associates, during the fourth quarter of 2007 and to complete the Mexican manufacturing operations move during 2008.

During the third quarter of 2006, we recorded charges of $0.3 million, primarily related to the relocation of various employee workgroups as part of our Project Outlook reorganization effort in North America.

Interest expense. Interest expense was $2.7 million during the third quarter of 2007, an increase of $1.2 million, or 79%, compared to $1.5 million in the same quarter last year. The increase in interest expense was primarily due to higher short-term debt.

Currency exchange (gains) losses. Currency exchange gains were not significant in the third quarter of 2007. Currency exchange losses of $0.5 million in the third quarter of 2006 were primarily related to the weakening of the South African rand.

Other income. Other income was $11.2 million for the third quarter of 2007 compared to $1.7 million in the third quarter of 2006. During the current quarter, we sold 83 acres of property in our Cranberry Woods office park to Wells Real Estate Investment Trust II – Cranberry Woods Development, Inc. for $14.6 million. This sale resulted in a pretax gain of $10.6 million ($6.5 million after-tax).

Income taxes. The third quarter 2007 provision for income taxes included a one-time charge of $1.6 million to adjust our net deferred tax assets in Germany as a result of a reduction in the German statutory income tax rate of approximately 9% that was enacted in August. The lower rate becomes effective January 1, 2008. The third quarter 2006 provision for income taxes included a one-time benefit of $0.8 million related to adjustments to research and development credits claimed in prior years. Excluding these one-time adjustments, the effective tax rate for the third quarter of 2007 was 35.0% compared to 36.2% for the same quarter last year. The lower rate in the current quarter is primarily related to the reinstatement of the research and development credit and more favorable state and non-U.S. tax profiles.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal return have been completed through 2002. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2001.

Net income. Net income for the third quarter of 2007 was $16.7 million, or $0.47 per basic share, compared to $12.6 million, or $0.35 per basic share, for the same quarter last year.

North American segment net income for the third quarter of 2007 was $13.8 million, an increase of $6.9 million, or 100%, compared to net income of $6.9 million in the third quarter of 2006. The increase was primarily related to the previously-discussed gain on the sale of Cranberry Woods property.

The European segment reported a loss of $0.4 million during the third quarter of 2007 compared to income of $1.0 million during the third quarter of 2006. The decrease was primarily due to the previously-discussed one-time income tax adjustment that was made to reflect the enacting of a lower statutory income tax rate in Germany.

International segment net income for the third quarter of 2007 was $3.9 million, a decrease of $0.6 million, or 14%, compared to $4.5 million in the same quarter last year. The decrease reflects higher selling, general and administrative expenses associated with the previously-mentioned expansion of activities in South Africa, China and Southeast Asia, partially offset by higher sales and gross margin dollars.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net sales. Net sales for the nine months ended September 30, 2007 were $722.7 million, an increase of $65.9 million, or 10%, compared with $656.8 million in the same period in 2006.

(In millions)	Nine Months Ended September 30		Dollar Increase	Percent Increase
	2007	2006
North America	$384.5	$371.1	$13.4	4%
Europe	167.9	146.2	21.7	15
International	170.3	139.5	30.8	22

Net sales of the North America segment were $384.5 million for the nine months ended September 30, 2007, an increase of $13.4 million, or 4%, compared to $371.1 million for the same period in 2006. North American sales of ballistic vests, including those made by Paraclete, improved $6.7 million in the first nine months of 2007. Shipments of Advanced Combat Helmets and gas masks to the military were up $8.6 million and $3.3 million, respectively. Our sales of fall protection and head protection improved approximately $3.9 million and $3.1 million, respectively, on increased demand in construction and industrial markets. These sales improvements were partially offset by a $16.0 million decrease in SCBA shipments to the fire service industry, primarily due to lower demand from the U.S. fire service market as customers waited for the implementation of the new NFPA standards that all manufacturers had to meet by August 31, 2007. In early September, our next-generation breathing apparatus for firefighters, the FireHawk® M7 Air Mask, was the first device to be certified by the Safety Equipment Institute as compliant to both the new NFPA standards covering breathing apparatus performance and Personal Alert Systems (PASS) performance.

In Europe, net sales for the nine months ended September 30, 2007 were $167.9 million, an increase of $21.7 million, or 15%, compared to $146.2 million in the same period in 2006. The increase in European sales, when stated in U.S. dollars, includes favorable currency translation effects of $17.5 million, primarily due to a stronger euro in the current period. Local currency sales in Europe for the nine months ended September 30, 2007 were $4.2 million higher than in the same period last year, reflecting higher shipments in most markets, but particularly Eastern Europe.

Net sales for the International segment were $170.3 million for the nine months ended September 30, 2007, an increase of $30.8 million, or 22%, compared to $139.5 million in the same period in 2006. The increase reflects local currency sales growth in nearly all International segment markets. In South Africa, local currency sales were up $9.9 million, primarily due to growth in Select PPE’s business with the mining industry. Sales in China were up $4.5 million, including a large shipment of breathing apparatus to the Beijing Fire Bureau. Local currency sales in Latin America improved $6.1 million, with strong growth in all markets. The International segment sales increase includes a $4.8 million shipment of ballistic vests to the Iraq Joint Contracting Command. The increase in International segment sales, when stated in U.S. dollars, includes favorable currency translation effects of $2.9 million, primarily due to a stronger Australian dollar and Brazilian real, partially offset by a weaker South African rand.

Cost of products sold. Cost of products sold was $449.5 million for the nine months ended September 30, 2007 compared to $398.8 million in the same period in 2006.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits during the nine month periods ended September 30, 2007 and 2006 of $3.5 million and $3.7 million, respectively.

Gross profit. Gross profit for the nine months ended September 30, 2007 was $273.2 million, which was $15.2 million, or 6%, higher than gross profit of $258.0 million in the same period in 2006. The increase in gross profit, when stated in U.S. dollars, includes favorable currency translation effects of $6.5 million. The ratio of gross profit to net sales was 37.8% in the nine months ended September 30, 2007 compared to 39.3% in the same period last year. The decrease in the gross profit ratio in the nine months ended September 30, 2007 reflects proportionately higher sales of Advanced Combat Helmets, ballistic protection, and gas masks to the military at gross margins that are generally lower than our margins on commercial sales, as well as proportionately higher sales in International segment markets, where gross margins are generally lower than our margins in North America.

Research and development. Research and development expense was $20.3 million for the nine months ended September 30, 2007, an increase of $1.2 million, or 6%, compared to $19.1 million in the same period last year. The increase occurred primarily in North America and reflects our continuing commitment to developing innovative new products.

Selling, general and administrative expenses. Selling, general and administrative expenses were $177.7 million during the nine months ended September 30, 2007, an increase of $17.9 million, or 11%, compared to $159.8 million in the same period in 2006. Selling, general and administrative expenses were 24.6% of net sales in the nine months ended September 30, 2007 compared to 24.3% of net sales in the same period last year. Local currency selling, general and administrative expenses in the European and International segments were up $9.8 million, primarily reflecting our continued expansion in Eastern Europe, China, Southeast Asia, and South Africa. North American segment selling, general and administrative expenses increased $3.3 million, including a $2.4 million increase in insurance and product liability expense, reflecting the results of our annual actuarial study. Currency exchange effects increased selling, general and administrative expenses, when stated in U.S. dollars, by $4.4 million, primarily due to a stronger euro.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $17.6 million for the nine months ended September 30, 2007, an increase of $1.8 million, or 11%, compared to $15.8 million for the same period in 2006. The increase was primarily related to higher amortization of intangible assets.

Restructuring and other charges. During the nine months ended September 30, 2007, we recorded charges of $3.2 million, primarily related to reorganization activities. In Europe, charges of $1.0 million relate to severance costs associated with the reorganization of our management team. North American charges of $1.7 million were primarily severance costs and moving expenses associated with our Project Magellan initiative to move fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and to move our Mexican manufacturing operations to a new factory in Queretaro, Mexico. We expect to close the Clifton plant, which employed about 60 associates, during the fourth quarter of 2007 and to complete the Mexican manufacturing operations move during 2008. International charges of $0.5 million related to severance costs associated with workforce reductions in Brazil and Australia.

During the nine months ended September 30, 2006, we recorded charges of $6.8 million related to our Project Outlook reorganization effort in North America. The 2006 charges included $5.3 million for a focused voluntary retirement incentive program (VRIP) that was accepted by approximately 60 employees, $0.7 million in severance costs related to additional staffing reductions, and $0.8 million to relocate various employee workgroups.

Interest expense. Interest expense was $6.9 million during the nine months ended September 30, 2007 compared to $3.9 million in the same period last year. The increase in interest expense reflects higher debt levels.

Currency exchange (gains) losses. Currency exchange gains were $1.3 million during the nine months ended September 30, 2007, compared to currency exchange losses of $2.5 million during the same period last year. The currency exchange gains during the current period were primarily related to the strengthening of the Canadian dollar. The currency exchange losses during the nine months of 2006 were primarily due to a weakening of the South African rand.

Other income. Other income was $12.7 million for the nine months ended September 30, 2007 compared to $3.4 million in the same period last year. During the current period, we sold 83 acres of property in our Cranberry Woods office park to Wells Real Estate Investment Trust II – Cranberry Woods Development, Inc. for $14.6 million. This sale resulted in a pretax gain of $10.6 million ($6.5 million after-tax).

Income taxes. The provision for income taxes for the nine months ended September 30, 2007 includes a one-time charge of $1.6 million to adjust our net deferred tax assets in Germany as a result of a reduction in the German statutory income tax rate of approximately 9% that was enacted in August. The lower rate becomes effective January 1, 2008. The provision for income taxes for the same period in 2006 included a one-time benefit of $0.8 million related to adjustments to research and development credits claimed in prior years. Excluding these one-time adjustments, the effective tax rate for the nine months ended September 30, 2007 was 34.6% compared to 37.1% for the same period last year. The lower rate in the current quarter is primarily related to the reinstatement of the research and development credit and more favorable state and non-U.S. tax profiles.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). As a result of the adoption of the Interpretation, we recognized a gross increase in the liability for unrecognized tax benefits of $5.7 million. This gross increase in the tax liability created additional tax benefits of $1.8 million, resulting in a net increase in the liability for unrecognized tax benefits of $3.9 million, which was accounted for as a reduction in retained earnings at January 1, 2007. These adjustments, if recognized in the provision for income taxes, would have increased our effective income tax rate.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of the implementation of FIN 48, we recognized a $0.9 million increase in the liability for accrued interest and penalties related to uncertain tax positions which was also accounted for as a reduction to the January 1, 2007 retained earnings. We did not make any significant adjustments to these amounts during the nine months ended September 30, 2007.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal return have been completed through 2002. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2001.

Net income. Net income for the nine months ended September 30, 2007 was $50.1 million, or $1.40 per basic share, compared to $44.4 million, or $1.22 per basic share, for the same period last year.

North American segment net income for the nine months ended September 30, 2007 was $34.9 million, an increase of $4.9 million, or 16%, compared to $30.0 million in the same period last year. The increase was primarily related to the previously-discussed gain on the sale of Cranberry Woods property.

European segment net income for the nine months ended September 30, 2007 was $4.1 million, a decrease of $0.7 million, or 15%, compared to $4.8 million for same period last year. The decrease was primarily due to the previously-discussed one-time income tax adjustment that was made to reflect the enacting of a lower income tax rate in Germany. Excluding this tax adjustment, European segment net income for the nine months ended September 30, 2007 would have been $5.7, an increase of $0.9 million, or 18%, compared to the prior year.

International segment net income for the nine months ended September 30, 2007 was $11.5 million, an increase of $0.9 million, or 8%, compared to $10.6 million for the same period last year. The increase was primarily due to the previously-discussed increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, acquisitions, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents increased $22.6 million during the nine months ended September 30, 2007, compared to a decrease of $5.1 million during the nine months ended September 30, 2006.

Operating activities provided cash of $34.5 million during the nine months ended September 30, 2007, compared to providing $21.9 million during the nine months ended September 30, 2006. The improvement in cash flow from operating activities was due to working capital changes. Cash flow from operations during the nine months ended September 30, 2006 included $4.8 million in non-cash restructuring and other charges related to special termination benefit costs that were paid by our pension plan. Trade receivables were $194.8 million at September 30, 2007 and $174.6 million at December 31, 2006. LIFO inventories were $153.1 million at September 30, 2007 and $137.2 million at December 31, 2006. The increases in trade receivables and inventories include currency translation effects of $5.4 million and $6.9 million, respectively. The increases in other non-current assets and liabilities during the nine months ended September 30, 2007 and 2006 of $19.8 million and $8.4 million, respectively, were due primarily to increases in receivables due from insurance carriers.

Investing activities used cash of $14.8 million during the nine months ended September 30, 2007, compared to using $43.9 million in the same period last year. During the nine months ended September 30, 2007 and 2006, we used cash of $22.5 million and $15.1 million, respectively, for property additions. The increase in property additions during the current year related primarily to production equipment. During the nine months ended September 30, 2007, we received net cash of $13.9 million related to our sale of Cranberry Woods property. During the nine months ended September 30, 2007, we used cash of $5.7 million to acquire Acceleron. During the same period in 2006, we used cash of $7.9 million and $20.9 million to acquire Select PPE and Paraclete, respectively.

Cash flow from financing activities was insignificant during the nine months ended September 30, 2007, compared to providing $15.5 million of cash in the same period last year. During the first nine months of 2007, we used $22.3 million of cash to pay dividends compared to paying dividends of $18.2 million in the same period last year. During the nine months ended September 30, 2007 and 2006, we used cash of $25.6 million and $22.6 million, respectively, to purchase treasury shares. During the nine months ended September 30, 2007 and 2006, our short-term borrowings, increased $46.7 million and $51.9 million, respectively. Proceeds from short-term borrowings were used primarily to finance treasury share purchases and acquisitions.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at September 30, 2007 resulted in a translation gain of $10.7 million being credited to the cumulative translation adjustments shareholders’ equity account in the nine months ended September 30, 2007, compared to a gain of $4.6 million in the nine months ended September 30, 2006. Translation gains during the nine months ended September 30, 2007 were primarily related to the strengthening of the euro and the Brazilian real. Translation gains during the same period in 2006 were primarily due to the strengthening of the euro and the Brazilian real, partially offset by a weakening of the South African rand.

COMMITMENTS AND CONTINGENCIES

We have purchase commitments for materials, supplies, services, property, plant and equipment as part of our ordinary conduct of business.

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

In 2003, we entered into a lease agreement with BASF pertaining to that portion of the Callery Chemical site that is occupied by our Evans City, Pennsylvania manufacturing operations. The initial term of the lease was one year, with a renewal option for five successive one year periods. In September 2007, we exercised our fourth one year renewal option.

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,600 lawsuits primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 16,500 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

In the normal course of business, we make payments to settle product liability claims and related legal fees and record receivables for the amounts covered by insurance. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage, and the extent to which insurers may become insolvent in the future.

We are currently involved in coverage litigation with Century Indemnity Company (Century). Century filed a lawsuit in the Superior Court of New Jersey seeking a declaration of Century’s obligations with respect to certain asbestos, silica and other claims under five insurance policies issued to us by Century. The New Jersey Superior Court issued an order granting our motion to dismiss this case. Century has appealed that order. We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached the five insurance policies by failing to pay amounts owing to us. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit in favor of the New Jersey action and the Pennsylvania action is proceeding. We believe that Century’s refusal to indemnify us under the policies is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

The net balance of receivables from insurance carriers was $35.3 million and $18.4 million at September 30, 2007 and December 31, 2006, respectively. We regularly evaluate the collectibility of these receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims.

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

Stock-based compensation grants to management and key employees are generally made during the second quarter of each year. Under the terms of our stock-based compensation plans, there is no requisite service period for individuals who are retirement-eligible. Therefore, beginning in 2006, a larger portion of stock-based compensation expense is recognized in the second quarter for retirement-eligible employees.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the nine months ended September 30, 2007 by approximately $33.8 million and $1.6 million, respectively. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2007, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At September 30, 2007, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $0.6 million. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.3 million in the fair value of the interest rate swap.

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

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2007	—	—	—	1,258,882
August 1 – August 31, 2007	130,428	$50.36	110,000	1,085,726
September 1 – September 30, 2007	70,000	47.54	70,000	1,033,755

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

The total number of shares purchased during August 2007 includes 20,428 related to stock compensation transactions.

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

MINE SAFETY APPLIANCES COMPANY

November 2, 2007	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President; Duly Authorized Officer and Principal Financial Officer