Form 10-K
period 2007-12-31
MINE SAFETY APPLIANCES CO
filed 2008-02-29
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Gamma Drive RIDC Industrial Park O’Hara Township Pittsburgh, Pennsylvania	15238
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 412-967-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 15, 2008, there were outstanding 35,672,042 shares of common stock, no par value, not including 2,519,940 shares held by the Mine Safety Appliances Company Stock Compensation Trust. The aggregate market value of voting stock held by non-affiliates as of June 30, 2007 was approximately $1.3 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the May 13, 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

PART I

Item 1. Business

Overview—Mine Safety Appliances Company was incorporated in Pennsylvania in 1914. We are a global leader in the development, manufacture and supply of sophisticated products that protect people’s health and safety. Sophisticated safety products typically integrate any combination of electronics, mechanical systems, and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive line of safety products is used by workers around the world in the fire service, homeland security, construction, and other industries, as well as the military. Our broad product offering includes self-contained breathing apparatus, or SCBAs, gas masks, gas detection instruments, head protection, respirators, thermal imaging cameras, fall protection, and ballistic helmets and body armor. We also provide a broad offering of consumer and contractor safety products through retail channels.

We dedicate significant resources to research and development, which allows us to produce innovative, sophisticated safety products that are often first to market and exceed industry standards. Our global product development teams include cross-geographic and cross-functional members from various functional areas throughout the company, including research and development, marketing, sales, operations, and quality management. Our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations, such as the National Institute for Occupational Safety and Health, or NIOSH, and the National Fire Protection Association, or NFPA, to develop industry product requirements and standards and to anticipate their impact on our product lines.

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

Respiratory protection. Respiratory protection products are used to protect against the harmful effects of contamination caused by dust, gases, fumes, volatile chemicals, sprays, micro-organisms, fibers, and other contaminants. We offer a broad and comprehensive line of respiratory protection products.

•

Self Contained Breathing Apparatus. SCBAs are used by first responders, petrochemical plant workers, and anyone entering an environment deemed immediately dangerous to life and health. SCBAs are also used by first responders to protect against exposure to chemical, biological, radiological, and nuclear, or CBRN, agents. In September 2007, our latest generation SCBA, the FireHawk M7, was certified as meeting new rigorous performance requirements adopted by the NFPA. The FireHawk M7 Air Mask was the first device of its kind to be certified by the Safety Equipment Institute, or SEI, as NFPA compliant for both its breathing apparatus and Personal Alert Safety System, or PASS. The PASS device is an SCBA component that sounds a loud, piercing alarm when a firefighter becomes disabled or lies motionless for 30 seconds. The new NFPA standards also established higher benchmarks for electronics durability.

•	Air-purifying respirators. Air-purifying respirators range from the simple, filtering types to powered full-facepiece versions for many hazardous applications, including:

•	full face gas masks for military personnel and first responders exposed to known and unknown concentrations of hazardous gases, chemicals, vapors, and particulates;

•	half-mask respirators for industrial workers, painters, and construction workers exposed to known concentrations of gases, vapors, and particulates;

•	powered-air purifying respirators for industrial, hazmat, and remediation workers who have longer term exposures to hazards in their work environment; and

•	dust and pollen masks for maintenance workers, contractors, and at-home consumers exposed to nuisance dusts, allergens, and other particulates.

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

Portable and permanent gas detection instruments. Our hand-held and permanent instruments are used to detect the presence or absence of various gases in the air. These instruments can be either hand-held or permanently installed. Typical applications of these instruments include the detection of the lack of oxygen in confined spaces or the presence of combustible or toxic gases.

•

Single- and multi-gas hand-held detectors. Our single- and multi-gas detectors provide portable solutions for detecting the presence of oxygen, hydrogen sulfide, carbon monoxide, and combustible gas, either singularly or all four gases at once. Our hand-held portable instruments are used by chemical workers, oil and gas workers, utility workers entering confined spaces, or anywhere a user needs protection to continuously monitor the quality of the atmosphere they are working in and around.

•

Multi-point permanently installed gas detection systems. Our comprehensive line of gas monitoring systems is used to continuously monitor for combustible and toxic gases and oxygen deficiency in virtually any gas detection application where continuous monitoring is required. Our systems are used for gas detection in pulp and paper, refrigerant monitoring, petrochemical, and general industrial applications. One of our newest lines, the SafeSite® Multi-Threat Wireless Detection System, designed and developed for homeland security applications, combines the technologies and features from our line of permanent and portable gas detection offerings. The SafeSite System detects and communicates the presence of toxic industrial chemicals and chemical warfare agents. With up to 16 monitoring stations, wirelessly connected to a base station, the SafeSite System allows law enforcement officials to rapidly deploy and set up perimeter gas sensing sentinels that continuously monitor the air for toxic gases at large public events, in subways or at federal facilities, and continuously report their status to incident command.

•

Flame detectors and open-path infrared gas detectors. Our line of flame and combustible gas detectors is used for plant-wide monitoring of toxic gas concentrations and for detecting the presence of flames. These systems use infrared optics to detect potentially hazardous conditions across distances as far as 120 meters, making them suitable for use in such places as offshore oil rigs, storage vessels, refineries, pipelines, and ventilation ducts. First used in the oil and gas industry, our systems currently have broad applications in petrochemical facilities, the transportation industry, and in pharmaceutical production.

Thermal imaging cameras. Our hand-held infrared thermal imaging cameras, or TICs, are used in the global fire service market. TICs detect sources of heat in order to locate downed firefighters and other people trapped inside burning or smoke-filled structures. TICs can also be used to identify “hot spots.” Our Evolution® 5200 and Evolution 5200 HD2 Thermal Imaging Cameras, combine the functionality and durability required by the fire service with features and performance capabilities not found in other small format TICs. The recently-introduced Evolution 5600 Thermal Imaging Camera provides high resolution and an extended high sensitivity operating range in a rugged, user-friendly and affordable design.

Head, eye, face, and hearing protection. Head, eye, face, and hearing protection is used in work environments where hazards present dangers such as dust, flying particles, metal fragments, chemicals, extreme glare, optical radiation, and items dropped from above.

•

Industrial hard hats. Our broad line of hard hats include full-brim hats and traditional hard hats, available in custom colors and with custom logos. These hard hats are used by plant, steel and construction workers, miners and welders.

•

Fire helmets. Our fire service products include leather, traditional, modern, and specialty helmets designed to satisfy the preferences of firefighters across geographic regions. Our CairnsHELMET is the number one helmet in the North American fire service market based on 2007 sales. Similarly, our Gallet firefighting helmet has a number one market position in Europe based on 2007 sales.

•

Military helmets and communication systems. The Advanced Combat Helmet, or ACH, is used by the military for ballistic head protection. The ACH was originally designed for the Special Forces of the U.S. military and has now been designated as the “basis of issue” by the U.S. Army. In recent years military forces in Iraq and Afghanistan have trusted MSA’s battle-tested ACH and related Modular Integrated Communication Headset, or MICH™. MICH is a light weight and comfortable communication system that provides superior hearing protection as well as clear radio/intercom communications.

•	Eye, face, and hearing protection. We manufacture and sell a broad line of hearing protection products, non-prescription protective eyewear, and face shields, used in a variety of industries.

Body protection.

•	Fall protection. Our broad line of fall protection equipment includes confined space equipment, harnesses/fall arrest equipment, lanyards, and lifelines.

•

Ballistic body armor. Our MSA Paraclete Releasable Assault Vest and Releasable Modular Vest are used primarily by the U.S. military, including Special Forces Units. Our ForceField™ Body Armor line features concealable ballistic vests and over-the-uniform tactical vests designed primarily for law enforcement applications.

Customers—Our customers generally fall into three categories: industrial and military end-users, distributors, and retail consumers. In North America, we make nearly all of our non-military sales through our distributors. In our European and International segments, we make our sales through both indirect and direct sales channels. Our U.S. military customers, which are comprised of multiple U.S. government entities, including the Department of Defense, accounted for approximately 8% of our 2007 sales. The year-end backlog of orders under contracts with U.S. government agencies was $35.1 million in 2007, $33.1 million in 2006, and $57.9 million in 2005.

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

In areas where we use indirect selling, we promote, distribute, and service our products to general industry through select authorized national, regional, and local distributors. Some of our key distributors include Airgas, W.W. Grainger Inc., Fisher Safety, and Hagemeyer. In North America, we distribute fire service products primarily through specially trained local and regional distributors who provide advanced training and service capabilities to volunteer and paid municipal fire departments. In our European and International segments, we primarily sell to and service the fire service market directly. Because of our broad and diverse product line and our desire to reach as many markets and market segments as possible, we have over 4,000 authorized distributor locations worldwide.

We market consumer products under the MSA Safety Works brand through a dedicated sales and marketing force. We serve the retail consumer through various channels, including distributors, such as Orgill Bros., hardware and equipment rental outlets, such as United Rentals, and retail chains, such as The Home Depot and TrueValue.

Competition—We believe the worldwide personal protection equipment market, including the sophisticated safety products market in which we compete, generates annual sales in excess of $13 billion. The industry supplying this market is broad and highly fragmented with few participants able to offer a comprehensive line of safety products. Generally, global demand for safety products has been stable or growing because purchases of these products are non-discretionary since they protect workers in hazardous and life-threatening work environments and because their use is often mandated by government and industry regulations. Moreover, safety products industry revenues reflect the need to consistently replace many safety products that have limited life spans due to normal wear-and-tear or because they are one-time use products by design.

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

Research and Development—To maintain our position at the forefront of safety equipment technology, we operate three sophisticated research and development facilities. We believe our dedication and commitment to innovation and research and development allow us to produce innovative sophisticated safety products that are often first to market and exceed industry standards. In 2007, 2006, and 2005, on a global basis, we spent approximately $30.2 million, $26.0 million, and $21.9 million, respectively, on research and development. Our engineering groups operate primarily in the United States and Germany, and to a lesser extent in France and Sweden. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the company, including research and development, marketing, sales, operations, and quality management. These teams are responsible for setting product line strategy based on their understanding of the markets and the technologies, opportunities and challenges they foresee in each product area. We believe our team-based, cross-geographic and cross-functional approach to new product development is a source of competitive advantage. Our approach to the new product development process allows us to tailor our product offerings and product line strategies to satisfy distinct customer preferences and industry regulations that vary across our three geographic segments.

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

Associates—At December 31, 2007, we had approximately 5,100 associates, approximately 2,800 of whom were employed by our European and International segments. None of our U.S. associates are subject to the provisions of a collective bargaining agreement. Some of our associates outside the United States are members of unions. We have not experienced a work stoppage in over 10 years and believe our relations with our associates are good.

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

The demand for our products sold to the fire service market, the homeland security market, and to U.S. government agencies, including the Department of Defense, is, in large part, driven by available government funding. For example, the level of government funding in these areas increased significantly after the attacks of September 11, 2001, fueling the demand for many of our products such as SCBAs, gas masks, and Advanced Combat Helmets, and declined in 2005 and 2006, as government funding priorities changed. Approximately 8% of our net sales for the year ended December 31, 2007 were made directly to U.S. military customers. Government budgets are set annually and we cannot assure you that government funding will be sustained at the same level in the future. A significant reduction in available government funding in the future could materially and adversely affect our net sales, earnings and cash flow.

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

Product liability claims and our ability to collect related insurance receivables could have a materially adverse effect on our business, operating results, and financial condition.

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

In the normal course of business, we make payments to settle product liability claims and for related legal fees and record receivables for the amounts covered by insurance. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage, and the extent to which insurers may become insolvent in the future. Failure to recover amounts due from our insurance carriers could have a materially adverse effect on our business, operating results, and financial condition.

Our ability to market and sell our products is subject to existing regulations and standards. Changes in such regulations and standards or our failure to comply with them could materially and adversely affect our results of operations.

Most of our products are required to meet performance and test standards designed to protect the health and safety of people around the world. Our inability to comply with these standards may materially and adversely affect our results of operations. Changes in regulations could reduce the demand for our products or require us to reengineer our products, thereby creating opportunities for our competitors. Regulatory approvals for our products may be delayed or denied for a variety of reasons that are outside of our control. Additionally, market anticipation of significant new standards, such as the National Fire Protection Association (NFPA) standard for breathing apparatus which was recently promulgated and became effective August 31, 2007, can cause customers to accelerate or delay buying decisions.

We have significant international operations, and we are subject to the risks of doing business in foreign countries.

We have business operations in over 30 foreign countries. In 2007, approximately 50% of our net sales were made by operations located outside the United States. Our international operations are subject to various political, economic, and other risks and uncertainties, which could adversely affect our business. These risks include the following:

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

For the year ended December 31, 2007, our operations in our European and International segments each accounted for approximately 24% of our net sales. The results of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years, and may continue to do so in the future. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position, and may affect the comparability of our results between financial periods. We cannot assure you that we will be able to effectively manage our exchange rate risks or that any volatility in currency exchange rates will not have a materially adverse effect on our results of operations and financial condition.

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

The following table sets forth a list of our primary facilities:

Location	Function	Square Feet	Owned or Leased
North America
Murrysville, PA	Manufacturing	295,000	Owned
Cranberry Twp., PA	Office, Research and Development, and Manufacturing	212,000	Owned
Evans City, PA	Manufacturing	194,000	Leased
St. Pauls, NC	Manufacturing	144,000	Leased
Jacksonville, NC	Manufacturing	107,000	Owned
Pittsburgh, PA	Office	93,000	Owned
Pittsburgh, PA	Distribution	81,000	Leased
Queretaro, Mexico	Office, Manufacturing and Distribution	77,000	Leased
Cranberry Twp., PA	Research and Development	68,000	Owned
Englewood, CO	Manufacturing	41,000	Leased
Englewood, CO	Distribution	15,000	Leased
Newport, VT	Manufacturing	12,000	Leased
Bowling Green, KY	Office, Research and Development, and Manufacturing	7,000	Leased
Toronto, Canada	Distribution	5,000	Leased

Europe
Berlin, Germany	Office, Research and Development, Manufacturing, and Distribution	340,000	Leased
Chatillon sur Chalaronne, France	Office, Research and Development, Manufacturing, and Distribution	94,000	Owned
Glasgow, Scotland	Office and Manufacturing	25,000	Leased
Milan, Italy	Office, Research and Development, and Distribution	25,000	Owned
Mohammedia, Morocco	Manufacturing	24,000	Owned
Vernamo, Sweden	Office, Research and Development, Manufacturing, and Distribution	17,000	Leased
Glasgow, Scotland	Office and Distribution	6,000	Leased

International
Wuxi, China	Office, Research and Development, Manufacturing, and Distribution	92,000	Owned
Johannesburg, South Africa	Office, Manufacturing, and Distribution	89,000	Leased
Sao Paulo, Brazil	Office, Research and Development, Manufacturing, and Distribution	60,000	Owned
Sydney, Australia	Office, Research and Development, Manufacturing, and Distribution	57,000	Owned
Lima, Peru	Office and Distribution	34,000	Owned
Rajarhat, India	Office and Distribution	10,000	Leased
Buenos Aires, Argentina	Office and Distribution	9,000	Owned

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

In the normal course of business, we make payments to settle product liability claims and for related legal fees and record receivables for the amounts covered by insurance. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage, and the extent to which insurers may become insolvent in the future.

We are currently involved in coverage litigation with Century Indemnity Company (Century). Century filed a lawsuit in the Superior Court of New Jersey seeking a declaration of Century’s obligations with respect to certain asbestos, silica and other claims under five insurance policies issued to us by Century. The New Jersey Superior Court issued an order granting our motion to dismiss this case on jurisdictional grounds. Century appealed that order and on February 26, 2008, the Appellate Division of the Superior Court of New Jersey affirmed the decision of the trial court dismissing the case. It is unknown whether Century will seek to appeal that decision. We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached the five insurance policies by failing to pay amounts owing to us. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit in favor of the New Jersey action and the Pennsylvania action is proceeding. We believe that Century’s refusal to indemnify us under the policies is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts. The case is currently in discovery.

We regularly evaluate the collectibility of these receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. The net balance of receivables from insurance carriers was $39.1 million and $18.4 million at December 31, 2007 and 2006, respectively.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers as of February 29, 2008, indicating all positions held during the past five years:

Name	Age	Title

John T. Ryan III	64	Chairman of the Board of Directors and Chief Executive Officer since October 1991.

William M. Lambert(a)	49	President and Chief Operating Officer since March 2007.

Joseph A. Bigler(b)	58	Vice President and President, MSA North America since May 2007.

Kerry M. Bove(c)	49	Vice President, Global Operational Excellence since May 2007.

Rob Cañizares(d)	58	Executive Vice President and President, MSA International since May 2007.

Ronald N. Herring, Jr.(e)	47	Vice President, Global Product Leadership since May 2007.

Douglas K. McClaine(f)	50	Vice President, Secretary and General Counsel since May 2005.

Stephen C. Plut(g)	48	Vice President and Chief Information Officer since May 2005.

Paul R. Uhler(h)	49	Vice President, Global Human Resources since May 2007.

Dennis L. Zeitler(i)	59	Senior Vice President, Chief Financial Officer and Treasurer since June 2007.

(a)	Prior to his present position, Mr. Lambert held the positions of Vice President and President, MSA North America; and Vice President and General Manager of the Safety Products Division.
(b)	Prior to his present position, Mr. Bigler was Vice President, primarily responsible for North American Sales and Distribution.
(c)	Prior to his present position, Mr. Bove was Vice President, primarily responsible for Global Manufacturing Operations and Materials Management.
(d)	Prior to his present position, Mr. Cañizares was Vice President and President, MSA International.
(e)	Prior to his present position, Mr. Herring held the positions of Vice President, primarily responsible for Global Marketing, Research and Engineering and Quality Assurance; and General Manager, Safety Products Division.
(f)	Prior to his present position, Mr. McClaine was Secretary and General Counsel.
(g)	Prior to his present position, Mr. Plut was Chief Information Officer.
(h)	Prior to his present position, Mr. Uhler held the positions of Vice President, primarily responsible for North American Human Resources and Corporate Communications; Director of Human Resources and Corporate Communications; and Manager of the Murrysville, PA plant.
(i)	Prior to his present position, Mr. Zeitler was Vice President, Chief Financial Officer and Treasurer.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “MSA”. Stock price ranges and dividends declared were as follows:

	Price Range of Our Common Stock
	High	Low	Dividends
Year ended December 31, 2006
First Quarter	$44.16	$36.18	$0.14
Second Quarter	44.00	38.62	0.18
Third Quarter	41.19	34.05	0.18
Fourth Quarter	39.09	34.98	0.18

Year ended December 31, 2007
First Quarter	$43.71	$35.98	$0.18
Second Quarter	44.49	39.67	0.22
Third Quarter	60.64	41.13	0.22
Fourth Quarter	56.94	42.84	0.22

On February 15, 2008, there were 428 registered holders of our shares of common stock.

The information appearing in Part III below regarding common stock issuable under our equity compensation plans is incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2007	—	—	—	1,063,556
November 1 - November 30, 2007	343	$46.46	—	993,679
December 1 - December 31, 2007	—	—	—	938,890

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

The November 2007 shares purchases related to stock compensation transactions.

Comparison of Five-Year Cumulative Total Return

Set forth below is a line graph and table comparing the cumulative total returns (assuming reinvestment of dividends) for the five years ended December 31, 2007 of $100 invested on December 31, 2002 in each of Mine Safety Appliances Company’s common stock, the Standard & Poor’s 500 Composite Index, and the Russell 2000 Index. Because our competitors are principally privately held concerns or subsidiaries or divisions of corporations engaged in multiple lines of business, we do not believe it feasible to construct a peer group comparison on an industry or line-of-business basis. The Russell 2000 Index, while including corporations both larger and smaller than MSA in terms of market capitalization, is composed of corporations with an average market capitalization similar to us.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Mine Safety Appliances Company, The S&P 500 Index

And The Russell 2000 Index

	Value at December 31
	2002	2003	2004	2005	2006	2007
MSA	$100.00	$268.22	$518.92	$375.10	$386.39	$557.23
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements, including the respective notes thereto, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report on Form 10-K.

	2007	2006	2005	2004	2003
	(In thousands, except as noted)
Statement of Income Data:
Net sales	$990,252	$913,714	$907,912	$852,509	$696,473
Other income	17,396	5,384	4,058	5,004	1,724
Cost of products sold	616,203	568,410	558,921	518,174	427,632
Selling, general and administrative	241,138	215,663	201,367	198,714	174,701
Research and development	30,196	26,037	21,928	22,648	20,897
Restructuring and other charges	4,142	6,981	—	—	—
Interest	9,913	6,228	5,484	3,845	4,564
Currency exchange (gains) losses	(132)	3,139	474	264	(3,356)
Provision for income taxes	38,600	28,722	42,013	42,821	24,835
Net income from continuing operations	67,588	63,918	81,783	71,047	48,924
Net income from discontinued operations	—	—	—	—	2,685
Gain on sale of discontinued operations—after tax	—	—	—	—	13,658
Net income	67,588	63,918	81,783	71,047	65,267

Earnings per Share Data:
Basic per common share continuing operations (in dollars)	$1.89	$1.76	$2.24	$1.91	$1.33
Diluted per common share continuing operations (in dollars)	1.86	1.73	2.19	1.86	1.31
Dividends paid per common share (in dollars)	.84	.68	.52	.37	.26
Weighted average common shares outstanding—basic	35,651	36,366	36,560	37,111	36,730

Balance Sheet Data:
Working capital	$287,861	$289,424	$246,367	$270,593	$207,216
Working capital ratio	2.4	3.3	2.9	3.1	2.8
Net property	130,445	120,651	116,209	123,716	120,560
Total assets	1,016,306	898,620	725,357	734,110	643,885
Long-term debt	103,726	112,541	45,834	54,463	59,915
Common shareholders’ equity	460,604	436,926	381,470	376,679	306,867
Equity per common share (in dollars)	12.92	12.13	10.44	10.09	8.31

Note:
Cost of products sold, selling, general and administrative expenses, and research and development expenses include noncash pension income.
Noncash pension income, pre-tax	$4,535	$4,147	$6,104	$7,188	$8,845

Working capital at December 31, 2003 excludes assets held for sale.

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

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2007, approximately 52%, 24%, and 24% of our net sales were made by our North American, European, and International segments, respectively.

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

International. Our International segment includes operating entities located in Abu Dhabi, Argentina, Australia, Brazil, Chile, China, Hong Kong, India, Indonesia, Japan, Malaysia, Peru, Singapore, South Africa, and Thailand, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany, and France, or are purchased from third party vendors.

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

ACQUISITIONS

In December 2007, we acquired TecBOS GmbH of Halstenbek, Germany. TecBOS is a leading developer of software solutions for the fire service and other emergency planning organizations. We believe that this acquisition will strengthen our presence in the European fire service and emergency responder market by adding complementary software solutions used for on-site management and reporting of major incidents such as fires, traffic accidents, industrial plant emergencies and public events.

In March 2007, we acquired Acceleron Technologies, LLC, a San Francisco-based developer of advanced technology suitable for personal locator devices. Acceleron has key patents and know-how in the area of compensated inertial navigation sensing as applied to personnel tracking. We believe that this technology is particularly well-suited for personal locator applications inside buildings where GPS is denied. The patented technology and know-how significantly increases data accuracy and minimizes the drift that can occur in conventional systems. We believe that the acquisition of this technology expedites the development of much needed and more reliable systems for use in first responder and soldier location applications.

In March 2007, we acquired the outstanding shares of MSA (India) Limited that were previously held by our joint venture partner. As a wholly-owned subsidiary under MSA management, we believe that we are better positioned to take advantage of opportunities in the large and growing Indian market.

In September 2006, we acquired Paraclete Armor and Equipment, Inc. of St. Pauls, North Carolina. Paraclete is an innovator and developer of advanced ballistic body armor used by military personnel, including Special Forces units of the U.S. military. We believe that the acquisition of Paraclete strategically positions us to provide a broad range of ballistic protective equipment to both the military and law enforcement markets.

In January 2006, we took steps to ensure our compliance with South African Black Economic Empowerment (BEE) requirements by forming a new South African holding company in which Mineworkers Investment Company of Johannesburg, South Africa holds a 25.1% ownership interest. Compliance with BEE, a South African government program similar to Affirmative Action in the United States, is key to achieving meaningful growth in South Africa, particularly in the mining industry. At the same time, we acquired Select Personal Protective Equipment (Select PPE) of South Africa, an established supplier of multi-brand safety equipment and solutions to the South African mining industry. Our existing South African company, MSA Africa, and Select PPE are operating independently under the newly-established South African holding company. We believe that our new South African operating structure significantly improves our market presence and expertise in serving the mining industry and provides significant growth opportunities in the region.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net sales. Net sales for the year ended December 31, 2007 were $990.3 million, an increase of $76.6 million, or 8%, from $913.7 million for the year ended December 31, 2006.

	2007	2006	Dollar Increase	Percent Increase
	(In millions)
North America	$515.1	$503.4	$11.7	2%
Europe	238.3	219.2	19.1	9
International	236.8	191.1	45.7	24

Net sales of our North American segment were $515.1 million for the year ended December 31, 2007, an increase of $11.7 million, or 2%, compared to $503.4 million for the year ended December 31, 2006. North American sales of ballistic vests, including those made by Paraclete, improved $7.1 million in 2007. Shipments of Advanced Combat Helmets and gas masks to the military were up $6.8 million and $6.1 million, respectively. Our sales of fall protection and head protection improved approximately $4.3 million and $6.5 million, respectively, on increased demand in construction and industrial markets. These sales improvements were partially offset by a $4.5 million decrease in instrument shipments, primarily due to lower sales of the SAFESITE monitoring system for the homeland security market, and a $15.7 million decrease in SCBA shipments, primarily due to lower demand from the U.S. fire service market as customers waited for the implementation of the new NFPA standards that all manufacturers had to meet by August 31, 2007. In early September, our next-generation breathing apparatus for firefighters, the FireHawk® M7 Air Mask, was the first device to be certified by the Safety Equipment Institute as compliant to both the new NFPA standards covering breathing apparatus performance and Personal Alert Systems (PASS) performance.

Net sales by European operations were $238.3 million for the year ended December 31, 2007, an increase of $19.1 million, or 9%, from $219.2 million for the year ended December 31, 2006. The increase in European sales, when stated in U.S. dollars, includes favorable currency translation effects of $20.7 million, primarily due to a stronger euro in the current year. Local currency sales in Europe for the year ended December 31, 2007 were $1.6 million lower than in the prior year, primarily due to lower fourth quarter shipments in Eastern Europe. In 2006, European segment sales benefited from $8.8 million in shipments of chemical suits to the Slovakian Army and strong shipments of gas masks and self-rescuer canisters to the German Army. The absence of similar orders in 2007 was largely offset by sales improvements in most Western European markets.

Net sales by International operations were $236.8 million for the year ended December 31, 2007, an increase of $45.7 million, or 24%, compared to $191.1 million for the year ended December 31, 2006. The increase reflects local currency sales growth in nearly all International segment markets. In South Africa, local currency sales were up $11.4 million, primarily due to growth in business with the mining industry. Local currency sales in China were up $5.9 million, including a large shipment of breathing apparatus to the Beijing Fire Bureau. Local currency sales in Latin America improved $8.5 million, with strong growth in all markets. The International segment sales increase includes a $4.8 million shipment of ballistic vests to the Iraq Joint Contracting Command. The increase in International segment sales, when stated in U.S. dollars, includes favorable currency translation effects of $7.5 million, primarily due to a stronger Australian dollar and Brazilian real, partially offset by a weaker South African rand.

Cost of products sold. Cost of products sold was $616.2 million for the year ended December 31, 2007, an increase of $47.8 million, or 8%, from $568.4 million for the year ended December 31, 2006.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2007 of $4.5 million, of which credits of approximately $5.4 million and $0.8 million were included in cost of products sold and research and development expenses, respectively, and charges of $1.7 million in selling, general and administrative expenses. Excluding $4.8 million in special termination benefits, which were reported in restructuring and other charges, net pension credits for the year ended December 31, 2006 were $4.1 million, of which credits of approximately $4.6 million and $0.7 million were included in cost of products sold and research and development expenses, respectively, and charges of $1.2 million in selling, general and administrative expenses. The recognition of pension income in the years ended December 31, 2007 and 2006 is primarily the result of the exceptional investment performance of the MSA Non-Contributory Pension Plan for the Employees, or the MSA Pension Plan, over the past ten years. During that period, the investment performance of the MSA Pension Plan has ranked among the top 5% of all U.S. pension funds according to a comparison of fund performance as computed by Yanni Partners, an independent investment consulting firm. Future net pension credits can be volatile depending on the future performance of plan assets, changes in actuarial assumptions regarding such factors as the selection of discount rates and rates of return on plan assets, changes in the amortization levels of actuarial gains and losses, plan amendments affecting benefit pay-out levels, and profile changes in the participant populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, our net income would be adversely affected.

Gross profit. Gross profit for the year ended December 31, 2007 was $374.0 million, an increase of $28.7 million, or 8%, from $345.3 million for the year ended December 31, 2006. The ratio of gross profit to sales was steady at 37.8% in both 2007 and 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2007 were $241.1 million, an increase of $25.4 million, or 12%, from $215.7 million for the year ended December 31, 2006. Selling, general and administrative expenses were 24.4% of sales in 2007 compared to 23.6% of sales in 2006. Local currency selling, general and administrative expenses in the European and International segments were up $2.5 million and $9.9 million, respectively. These increases reflect our ongoing efforts to increase sales in European markets, as well as our continued expansion in China, Southeast Asia, and South Africa. North American segment selling, general and administrative expenses increased $3.8 million, including an increase of $2.4 million in insurance and product liability expense, which was based on the results of our annual actuarial study. Currency exchange effects increased selling, general and administrative expenses, when stated in U.S. dollars, by $7.5 million, primarily due to a stronger euro.

Research and development expenses. Research and development expenses were $30.2 million for the year ended December 31, 2007, an increase of $4.2 million, or 16%, from $26.0 million for the year ended December 31, 2006. Research and development expenses were up $3.3 million in North America, reflecting our continued focus on developing innovative new products. The remainder of the increase occurred in the European segment and was primarily related to the translation effects of a stronger euro.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $24.4 million for the year ended December 31, 2007, an increase of $2.3 million, or 10%, from $22.1 million for the year ended December 31, 2006. Amortization of intangible assets increased $0.9 million in the current year. Currency exchange effects increased depreciation and amortization expense, when stated in U.S. dollars, by $0.6 million, primarily due to a stronger euro.

Restructuring and other charges. Restructuring and other charges were $4.1 million for the year ended December 31, 2007, compared to $7.0 million for the year ended December 31, 2006.

For the year ended December 31, 2007, these charges were primarily related to reorganization activities. North American segment charges of $2.5 million were primarily severance costs and moving expenses associated with our Project Magellan initiative to move fire helmet manufacturing from Clifton, New Jersey to Jacksonville,

North Carolina and to move our Mexican manufacturing operations to a new factory in Queretaro, Mexico. The Clifton plant, which employed about 60 associates, was closed during the fourth quarter of 2007. We expect to complete the move to the new factory in Mexico during 2008. European segment charges of $1.1 million were primarily severance costs associated with the reorganization of our management team. International segment charges of $0.5 million relate to severance costs associated with the workforce reductions in Brazil and Australia.

Charges during the year ended December 31, 2006 were primarily related to the North American segment Project Outlook reorganization plan that was completed that year. A significant portion of the charges were for a focused voluntary retirement incentive program (VRIP). In 2006 approximately 60 associates retired under the terms of the VRIP. Project Outlook charges for the year ended December 31, 2006, included $5.3 million for VRIP retirees, primarily non-cash special termination benefits, $0.7 million in severance costs related to other staff reductions, and $0.5 million to relocate various employee work groups within the new organizational structure. The remaining $0.5 million of charges in 2006 were for severance costs related to discontinuing manufacturing operations in Britain.

Interest expense. Interest expense for the year ended December 31, 2007 was $9.9 million, an increase of $3.7 million, or 59%, from $6.2 million for the year ended December 31, 2006. The increase was primarily due to higher short-term debt during the current year.

Currency exchange adjustments. During the year ended December 31, 2007, we recorded currency exchange gains of $0.1 million compared to losses of $3.1 million for the year ended December 31, 2006. Currency exchange losses during 2006 were primarily due to the weakening of the South African rand.

Other income. Other income for the year ended December 31, 2007 was $17.4 million, an increase of $12.0 million, from $5.4 million in 2006. The increase was primarily due to the gains on two property sales that we made in 2007. In July 2007, we sold 83 acres of land in our Cranberry Woods office park to Wells Real Estate Investment Trust II—Cranberry Woods Development, Inc. for $14.6 million. This sale resulted in a pretax gain of $10.6 million ($6.5 million after-tax). In December 2007, we sold property in Clifton, New Jersey for a pretax gain of $1.9 million. We vacated the Clifton property during the fourth quarter as a result of the previously-discussed Project Magellan initiative that moved fire helmet manufacturing to Jacksonville, North Carolina.

Income tax provision. Our effective tax rate for the year ended December 31, 2007 was 36.4% compared to 31.0% for the year end December 31, 2006. The provision for income taxes for the year ended December 31, 2007 includes one-time charges of $1.6 million to adjust our net deferred tax assets in Germany due to a reduction in the German statutory income tax rate and $1.3 million for valuation allowances on net operating loss carry-forward deferred tax assets recorded in prior years. In August 2007, the German statutory tax rate was reduced by approximately 9%. The lower rate became effective January 1, 2008. Our European segment results in 2008 and future years should benefit from this rate reduction. The provision for income taxes for the year ended December 31, 2006 included one-time benefits $1.2 million and of $0.8 million related to adjustments to prior year extra-territorial income exclusions and research and development credits, respectively. Excluding these one-time adjustments, the effective tax rate for the year ended December 31, 2007 was 33.6% compared to 33.2% for 2006. The effective tax rate, excluding the one-time adjustments discussed above, was lower than the statutory rate primarily due to the manufacturing deduction, research and development credits, and non-US income.

We have not provided deferred U.S. income taxes on undistributed earnings of non-U.S. subsidiaries, which amounted to $156.4 million as of December 31, 2007. These earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these undistributed earnings.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN48). As a result of the adoption of the FIN 48, we recognized a gross increase in the tax liability for unrecognized tax benefits of $5.7 million. Prior to the adoption of FIN 48, we had recognized $1.4 million in unrecognized tax benefits. The gross increase in the tax liability upon the adoption of FIN 48 created additional tax benefits of $1.8 million, resulting in a net increase in the liability for unrecognized tax benefits of $3.9 million, which was accounted for as a reduction in retained earnings at January 1, 2007. These adjustments, if recognized in the provision for income taxes, would have increased our effective income tax rate.

A reconciliation of the change in the tax liability for unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows:

(In thousands)
Balance at January 1, 2007	$7,083
Additions for tax positions related to the current year	470
Additions for tax positions related to prior years	582
Settlements	(2,407)

Balance at December 31, 2007	5,728

The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have recognized tax benefits associated with these liabilities in the amount of $2.2 million and $1.8 million at December 31, 2007 and January 1, 2007, respectively.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of the adoption of FIN 48, we recognized a $0.9 million increase in the liability for accrued interest and penalties related to uncertain tax positions which were also accounted for as a reduction of retained earnings at January 1, 2007. As a result of the settlements in the table above, we reversed $0.5 million of accrued interest and penalties related to uncertain tax positions during 2007. Our liability for accrued interest and penalties related to uncertain tax positions was $0.4 million at December 31, 2007.

We do not expect that the total amount of the unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal returns have been completed through 2002. The Internal Revenue Service has notified us that an examination of our U.S. federal income tax returns for the years 2003 through 2006 will be conducted during 2008. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2002.

Net income. Net income for the year ended December 31, 2007 was $67.6 million, an increase of $3.7 million, or 6%, from net income for the year ended December 31, 2006 of $63.9 million. Basic earnings per share of common stock was $1.89 in 2007 compared to $1.76 in 2006.

North American segment net income for the year ended December 31, 2007 was $48.1 million, an increase of $5.4 million, or 13%, from $42.7 million for the year ended December 31, 2006. The increase was primarily related to the previously-discussed gain on the sale of Cranberry Woods property.

European segment net income for the year ended December 31, 2007 was $6.8 million, a decrease of $2.1 million, or 23%, from $8.9 million for the year ended December 31, 2006. The decrease was primarily related to the previously-discussed one-time charge of $1.6 million to adjust our net deferred tax assets in Germany due to a reduction in the German statutory income tax rate and severance costs of $0.8 million after-tax associated with the reorganization of our European management team.

International segment net income for the year ended December 31, 2007 was $14.4 million, an increase of $1.3 million, or 10%, from $13.1 million for the year ended December 31, 2006. The improvement in International segment net income was primarily related to the previously-discussed sales growth, partially offset by $1.3 million in income tax valuation allowances.

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

Net sales of the North American segment were $503.4 million for the year ended December 31, 2006, a decrease of $63.1 million, or 11%, compared to $566.5 million for the year ended December 31, 2005. Our shipments of Advanced Combat Helmets and communications systems to the military were approximately $48.3 million lower than in 2005, reflecting the completion of certain contracts. Gas mask sales were approximately $28.8 million lower in the year ended December 31, 2006, on lower shipments of military masks, as well as commercial masks to the homeland security market. Our 2006 sales of self-contained breathing apparatus and thermal imaging cameras were $11.1 million and $6.6 million lower, respectively, than in 2005 reflecting delays in the release of fire department funding made available through the U.S. Assistance to Firefighters Grant (AFG) program. The first grants under the 2006 AFG program were not announced until early October and less than half of the expected funds were released by year-end. In 2005, AFG grants were announced in August and were mostly completed by the end of the year. Our sales of instruments and head protection improved approximately $18.4 million and $7.5 million, respectively, on increased demand in construction and industrial markets. Sales of ballistic protection products, including those made by Paraclete, which we acquired in September 2006, were $7.0 million higher than in the year ended December 31, 2005.

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

Net sales by International operations were $191.1 million for the year ended December 31, 2006, an increase of $30.2 million, or 19%, compared to $160.9 million for the year ended December 31, 2005. The sales increase was primarily in South Africa, where local currency sales were up $27.2 million, primarily from Select PPE, which we acquired in January 2006. Local currency sales were up approximately $5.8 million in our South American companies, reflecting improved economic conditions and focused sales initiatives. Our sales in the Middle East were approximately $3.6 million lower than in the year ended December 31, 2005. In 2005, our Middle East sales benefited from a large one-time breathing apparatus order. Currency exchange effects on International segment sales when stated in U.S. dollars were not significant.

Cost of products sold. Cost of products sold was $568.4 million for the year ended December 31, 2006, an increase of $9.5 million, or 2%, from $558.9 million for the year ended December 31, 2005.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Excluding $4.8 million in special termination benefits, which is reported in restructuring and other charges, net pension credits for the year ended December 31, 2006 were $4.1 million, of which credits of approximately $4.6 million and $0.7 million were included in cost of products sold and research and development expenses, respectively, and charges of $1.2 million in selling, general and administrative expenses. Net pension credits for the year ended December 31, 2005 were $6.1 million, of which credits of approximately $5.1 million, $0.1 million, and $0.9 million were included in cost of products sold, selling, general and administrative expenses, and research and development expenses, respectively.

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

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2006 were $215.7 million, an increase of $14.3 million, or 7%, from $201.4 million for the year ended December 31, 2005. Selling, general and administrative expenses were 23.6% of sales in 2006 compared to 22.2% of sales in 2005. The increase in selling, general and administrative expenses includes $2.3 million of incremental stock compensation expense in the North American segment, related to our adoption of FAS No. 123R, Share Based Payment, on January 1, 2006. FAS No. 123R requires the recognition of compensation expense for the estimated fair value of stock option grants and immediate expense recognition for restricted stock awards and stock options that are granted to participants who are eligible for retirement. The incremental stock compensation expense related to restricted stock awards and stock option grants made to officers, key management employees, and non-employee directors in 2006. The fair value of the 2006 stock option grants and restricted stock awards was $4.9 million, of which $2.8 million was expensed during the year ended December 31, 2006. Excluding the incremental stock compensation expense, selling, general and administrative expenses in North America were down $0.8 million, reflecting the absence of depreciation expense in 2006 on computer systems that were fully depreciated during the fourth quarter of 2005, partially offset by higher selling and administrative expenses. Local currency selling, general and administrative expenses in the European and International segments were up $12.2 million, including a $4.9 million increase in South Africa, related to the January 2006 acquisition of Select PPE. The remainder of the selling, general and administrative expense increase in the European and International segments was primarily due to additional selling expenses associated with generating and supporting higher sales and currency exchange rate effects, when stated in U.S. dollars.

Research and development expenses. Research and development expenses were $26.0 million for the year ended December 31, 2006, an increase of $4.1 million, or 19%, from $21.9 million for the year ended December 31, 2005. Higher research and development expenses during the year ended December 31, 2006 occurred in North America.

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

Restructuring and other charges. During the year ended December 31, 2006, we recorded charges of $7.0 million, primarily related to our Project Outlook reorganization in North America. Project Outlook was designed to ensure that our North American management teams, employees, product design processes, and operational functions are fully aligned with our strategic goals and the needs of our customers. The plan, which was completed during 2006, included the reorganization of business and support functions in our North American operations. A significant portion of the Project Outlook cost reductions were realized through a focused voluntary retirement incentive program (VRIP). In February 2006, approximately 60 employees retired under the terms of the VRIP. Project Outlook charges included $5.3 million for VRIP retirees (including $4.8 million in non-cash special termination benefits), $0.7 million in severance costs related to additional staffing reductions, and $0.5 million related to the relocation of various employee work groups within the new organizational structure. The remaining $0.5 million of charges in 2006 was severance costs related to the discontinuation of manufacturing operations in Britain.

Interest expense. Interest expense for the year ended December 31, 2006 was $6.2 million, an increase of $0.7 million, or 14%, from $5.5 million for the year ended December 31, 2005. The increase reflects higher borrowings during 2006.

Currency exchange adjustments. During the year ended December 31, 2006, we recorded currency exchange losses of $3.1 million compared to losses of $0.5 million for the year ended December 31, 2005. The currency exchange losses during 2006 were primarily related to the South African rand. Currency exchange losses during the year ended December 31, 2005 were primarily due to the weakening of the euro.

Other income. Other income for the year ended December 31, 2006 was $5.4 million, an increase of $1.3 million, or 33%, from $4.1 million in 2005. The increase was primarily due to gains on the sale of real property and higher interest income.

Income tax provision. Our effective tax rate was 31.0% for the year ended December 31, 2006 compared to 33.9% for the year ended December 31, 2005. Our provision for income taxes for the year ended December 31, 2006 included one-time benefits of $1.2 million and $0.8 million related to adjustments to prior year extra-territorial income exclusions and research and development credits, respectively. Our 2005 provision for income taxes included a one-time benefit of approximately $2.0 million, primarily related to the release of previously-established reserves taken on research and development credits claimed for the years 1995 through 2001. Excluding these one-time adjustments, our effective tax rates for the years ended December 31, 2006 and 2005 were 33.2% and 35.6%, respectively. The effective tax rate in both years was lower than the statutory rate primarily due to research and development credits, extra-territorial income exclusions, and non-U.S. income. Compared to prior years, the 2006 effective tax rate also benefited from a more favorable state income tax apportionment.

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

Cash and cash equivalents increased $13.7 million during 2007 compared to increasing $16.5 million during 2006.

Operating activities provided cash of $41.3 million in 2007 compared to providing $62.8 million in 2006. Lower cash provided by operations in 2007 was primarily due to working capital increases. Cash flow from operations during 2006 included $4.8 million in non-cash restructuring and other charges related to special termination benefit costs that were paid by our pension plan. Trade receivables were $205.7 million at December 31, 2007 compared to $174.6 million at December 31, 2006. LIFO inventories were $155.3 million at December 31, 2007 compared to $137.2 million at December 31, 2006. On a FIFO basis, inventories measured against cost of products sold turned 3.1 times in 2007 and 3.2 times in 2006. The increase in trade receivables reflects a higher proportion of government receivables. Higher inventory levels were mainly related to planned increases in conjunction with the move of Clifton, New Jersey manufacturing to Jacksonville, North Carolina. The increases in trade receivables and inventories also include currency translation effects of $7.3 million and $9.5 million, respectively. The $12.2 million increase in prepaids and other current assets during 2007 was primarily due to an increase in income taxes receivable. The increases in other non-current assets and liabilities during 2007 and 2006 of $21.6 million and $17.9 million, respectively, were due primarily to increases in receivables due from insurance carriers.

Our investing activities used cash of $22.0 million in 2007, compared with using $50.1 million in 2006. During 2007 and 2006, we used cash of $32.9 million and $22.7 million, respectively, for property additions, primarily for production equipment. Property disposals provided cash of $18.4 million and $3.9 million during 2007 and 2006, respectively. During 2007, we received net cash of $13.9 million related to our sale of Cranberry Woods property. Acquisitions and other investing activities during 2007 and 2006 used cash of $7.5 million and $31.3 million, respectively. In 2007, we used cash of $5.7 million for the acquisition of Acceleron Technologies LLC, $1.1 million to acquire the outstanding shares of MSA (India) Limited that were previously held by our joint venture partner, and $0.7 million to acquire TecBOS GmbH. During 2006, we used cash of $7.9 million and $21.9 million to acquire Select PPE and Paraclete, respectively.

Financing activities used cash of $9.8 million in 2007 compared to providing cash of $1.4 million in 2006. During 2007, we made dividend payments of $30.1 million compared to $24.8 million in 2006. Dividends paid on our common stock during 2007 (our 90th consecutive year of dividend payment) were $0.84 per share. Dividends paid on our common stock in 2006 and 2005 were $0.68 and $0.52, per share, respectively. During 2007 and 2006, we used cash of $25.5 million and $29.9 million, respectively, to purchase treasury shares. Our short-term borrowings increased $44.2 million during 2007. Proceeds from short-term borrowings were used primarily to finance treasury share purchases and acquisitions. In 2006, we borrowed $60.0 million in private placement debt, primarily to replace short-term borrowings.

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

The fair value of the interest rate swap at December 31, 2007, has been recorded as a liability of $0.2 million that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of the long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amount paid are recognized in interest expense on an ongoing basis. This rate difference resulted in an increase in interest expense of approximately $0.4 million and $0.3 million during 2007 and 2006, respectively, and a reduction in interest expense of $0.1 million during 2005.

Long-term debt, including the current portion at December 31, 2007 was $113.7 million, or 20% of total capital. For purposes of this calculation, total capital is defined as long-term debt plus the current portion of long-term debt and shareholders’ equity.

Our long-term debt obligations at December 31, 2007 and 2006 were as follows:

	2007	2006
	(In thousands)
U.S.
Industrial development debt issues payable through 2022, 3.94%	$6,750	$6,750
Senior Notes payable through 2012, 8.39%	39,826	39,089
Senior Notes payable through 2022, 5.41%	60,000	60,000
Notes payable through 2011, net of unamortized discount of $850	7,150	8,694
International
Various notes payable through 2008, 5.80%	8	38

Total	113,734	114,571
Amounts due within one year	10,008	2,030

Long-term debt	103,726	112,541

Approximate maturities of these obligations are $10.0 million in 2008, $10.8 million in 2009, $12.0 million in 2010, $9.2 million in 2011, $7.8 million in 2012, and $63.9 million thereafter. Some debt agreements require us to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants as of December 31, 2007.

Short-term bank lines of credit amounted to $82.9 million of which $38.2 million was unused at December 31, 2007. Generally, these short-term lines of credit are renewable annually. There are no significant commitment fees or compensating balance requirements. Short-term borrowings with banks, which exclude the current portion of long-term debt, were $44.7 million and $0.3 million at December 31, 2007 and 2006, respectively. The average month-end balance of total short-term borrowings during 2007 was $24.4 million. The maximum month-end balance of $46.9 million occurred at September 30, 2007. The weighted average interest rates of short-term borrowings at December 31, 2007 and 2006 were 6% and 5%, respectively.

We believe our sources of liquidity currently available from our cash reserves on hand, cash flow from operations, and borrowing capacity are sufficient to meet our principal liquidity requirements for at least the next 12 months.

CUMULATIVE TRANSLATION ADJUSTMENTS

The year-end position of the U.S. dollar relative to international currencies resulted in a translation gain of $16.5 million being credited to the cumulative translation adjustments shareholders’ equity account in 2007, compared to a gain of $10.1 million in 2006 and a loss of $11.1 million in 2005. Translation gains in 2007 and 2006 were primarily related to the strengthening of the euro. Translation losses in 2005 were primarily due to a weakening of the euro.

COMMITMENTS AND CONTINGENCIES

We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2007 were as follows:

	Total	2008	2009	2010	2011	2012	Thereafter
	(In millions)
Long-term debt*	$113.7	$10.0	$10.8	$12.0	$9.2	$7.8	$63.9
Operating leases	30.7	8.8	7.2	6.2	4.3	2.3	1.9
Totals	144.4	18.8	18.0	18.2	13.5	10.1	65.8

*	Future interest payments are not included in the table.

The significant obligations table does not include obligations to taxing authorities due to uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

We expect to make net contributions of $2.4 million to our pension plans in 2008.

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

In September 2006, we acquired Paraclete Armor and Equipment, Inc. Under the terms of the asset purchase agreement, we issued a $10.0 million note payable to the former owners of Paraclete. The note is non-interest bearing and is payable in five annual installments of $2.0 million beginning September 1, 2007. We recorded the note at a fair value of $8.5 million at the time of issuance. The discount of $1.5 million is being amortized over the term of the note.

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

In the normal course of business, we make payments to settle product liability claims and for related legal fees and record receivables for the amounts covered by insurance. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage, and the extent to which insurers may become insolvent in the future.

We are currently involved in coverage litigation with Century Indemnity Company (Century). Century filed a lawsuit in the Superior Court of New Jersey seeking a declaration of Century’s obligations with respect to certain asbestos, silica and other claims under five insurance policies issued to us by Century. The New Jersey Superior Court issued an order granting our motion to dismiss this case on jurisdictional grounds. Century appealed that order and on February 26, 2008, the Appellate Division of the Superior Court of New Jersey affirmed the decision of the trial court dismissing the case. It is unknown whether Century will seek to appeal that decision. We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached the five insurance policies by failing to pay amounts owing to us. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit in favor of the New Jersey action and the Pennsylvania action is proceeding. We believe that Century’s refusal to indemnify us under the policies is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts. The case is currently in discovery.

We regularly evaluate the collectibility of these receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. The net balance of receivables from insurance carriers was $39.1 million and $18.4 million at December 31, 2007 and 2006, respectively.

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

Product liability. We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. We accrue for our estimates of the probable costs to be incurred in the resolution of product liability claims. These estimates are based on actuarial valuations, past experience, and our judgments regarding the probable outcome of pending and threatened claims. Due to uncertainty as to the ultimate outcome of pending and threatened claims, as well as the incidence of future claims, it is possible that future results could be materially affected by changes in our assumptions and estimates related to product liability matters, including our estimates of amounts receivable from insurance carriers. Our product liability expense averaged less than 1% of net sales during the three years ended December 31, 2007.

Product warranties. We accrue for the estimated probable cost of product warranties at the time that sales are recognized. Our estimates are principally based on historical experience. We also accrue for our estimates of the probable costs of corrective action when significant product quality issues are identified. These estimates are principally based on our assumptions regarding the cost of corrective action and the probable number of units to be repaired or replaced. Our product warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Due to the uncertainty and potential volatility of these factors, it is possible that future results could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these matters. Our product warranty expense averaged approximately 1% of net sales during the three years ended December 31, 2007.

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

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. We had valuation allowances of $1.8 million at December 31, 2007. There were no valuation allowances at December 31, 2006.

We record an estimated income tax liability based on our best judgment of the amounts likely to be paid in the various tax jurisdictions in which we operate. We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more likely than not threshold. We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The tax liabilities ultimately paid are dependent on a number of factors, including the resolution of tax audits, and may differ from the amounts recorded. Tax liabilities are adjusted through income when it becomes probable that the actual liability differs from the amount recorded.

Pensions and other postretirement benefits. We account for our pension and postretirement benefit plans as required under FAS No. 87, Employers’ Accounting for Pensions, FAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, and FAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R). Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates, and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year. The discount rate assumptions used in determining projected benefit obligations are based on published long-term bond indices. We decreased the assumed discount rates in 2007, reflecting a decrease in long-term bond rates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective on January 1, 2008. Upon adoption, the provisions of FAS No. 157 are to be applied prospectively with limited exceptions. Relative to FAS No. 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2 and proposed 157-c. FSP 157-1 amends FAS No. 157 to exclude FAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. FSP 157-2 delays the effective date of FAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in FAS No. 157 on the fair value measurement of liabilities. Based upon pronouncements issued to date, we do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. FAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS No. 159 is effective January 1, 2008. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, which replaces FAS No. 141, Business Combinations. FAS No. 141(R) changes a number of significant aspects of the application the acquisition method of accounting for business combinations. Under FAS No. 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will generally affect income tax expense. FAS No. 141(R) is effective on a prospective basis for business combinations with acquisition dates on or after the January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). We do not expect that the adoption of this statement, as it relates to past acquisitions, will have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. FAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain ARB No. 51 consolidation procedures for consistency with the requirements of FAS No. 141(R) and expands disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS No. 160 is effective January 1, 2009. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2007 by approximately $47.5 million and $2.1 million, respectively. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2007, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At December 31, 2007, the swap agreement had a notional amount of $20.0 million and a fair market value in favor of the bank of $0.2 million. The swap will expire in 2012. The notional amount of the swap declines $4.0 million per year beginning in 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.3 million in the fair value of the interest rate swap.

We have $100.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.9 million, excluding the impact of outstanding hedge instruments. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ JOHN T. RYAN III
John T. Ryan III
Chairman of the Board Chief Executive Officer

/s/ DENNIS L. ZEITLER
Dennis L. Zeitler
Senior Vice President and Treasurer Chief Financial Officer

February 29, 2008

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mine Safety Appliances Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of income, cash flows and changes in retained earnings and other comprehensive income present fairly, in all material respects, the financial position of Mine Safety Appliances Company and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 in Note 7, stock-based compensation in 2006 in Note 8 and defined benefit pension and postretirement benefit plans in 2006 in Note 11.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania

February 29, 2008

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Year Ended December 31	2007	2006	2005
Net sales	$990,252	$913,714	$907,912
Other income	17,396	5,384	4,058

	1,007,648	919,098	911,970

Costs and expenses
Cost of products sold	616,203	568,410	558,921
Selling, general and administrative	241,138	215,663	201,367
Research and development	30,196	26,037	21,928
Restructuring and other charges	4,142	6,981	—
Interest	9,913	6,228	5,484
Currency exchange (gains) losses	(132)	3,139	474

	901,460	826,458	788,174

Income before income taxes	106,188	92,640	123,796
Provision for income taxes	38,600	28,722	42,013

Net income	67,588	63,918	81,783

Basic earnings per common share	$1.89	$1.76	$2.24

Diluted earnings per common share	$1.86	$1.73	$2.19

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

December 31		2007	2006
Assets
Current Assets	Cash and cash equivalents	$74,981	$61,296
	Trade receivables, less allowance for doubtful accounts of $6,558 and $5,574	205,737	174,569
	Inventories	155,332	137,230
	Deferred tax assets	21,821	18,577
	Income taxes receivable	17,669	6,395
	Prepaid expenses and other current assets	21,510	18,792

	Total current assets	497,050	416,859

Property	Land	3,361	4,448
	Buildings	87,979	85,269
	Machinery and equipment	306,455	281,965
	Construction in progress	9,233	7,279

	Total	407,028	378,961
	Less accumulated depreciation	(276,583)	(258,310)

	Net property	130,445	120,651
Other Assets	Prepaid pension cost	212,304	211,018
	Deferred tax assets	24,125	29,676
	Goodwill	87,011	79,360
	Other noncurrent assets	65,371	41,056

	Total	1,016,306	898,620

Liabilities
Current Liabilities	Notes payable and current portion of long-term debt	$54,676	$2,340
	Accounts payable	50,648	39,441
	Employees’ compensation	24,920	20,931
	Insurance and product liability	15,192	15,588
	Taxes on income	7,199	8,654
	Other current liabilities	56,554	40,481

	Total current liabilities	209,189	127,435

Long-Term Debt		103,726	112,541

Other Liabilities	Pensions and other employee benefits	126,790	110,966
	Deferred tax liabilities	100,934	100,969
	Other noncurrent liabilities	13,129	7,956
	Minority interests	1,007	900

	Total liabilities and minority interests	554,775	460,767

Shareholders’ Equity
	Preferred stock, 4 1/2% cumulative, $50 par value (callable at $52.50)	3,569	3,569
	Common stock, no par value (shares outstanding:
	2007—35,661,776 and 2006—36,015,416)	63,303	55,990
	Stock compensation trust	(13,208)	(14,350)
	Treasury shares, at cost	(256,846)	(231,299)
	Accumulated other comprehensive income	36,233	28,090
	Earnings retained in the business	628,480	595,853

	Total shareholders’ equity	461,531	437,853

	Total	1,016,306	898,620

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Year Ended December 31	2007	2006	2005
Operating Activities
Net income	$67,588	$63,918	$81,783
Depreciation and amortization	24,363	22,147	24,345
Pensions	(4,535)	696	(6,104)
Net gain on sale of investments and assets	(13,008)	(2,081)	(408)
Stock-based compensation	4,791	3,934	1,356
Deferred income taxes	5,661	(1,932)	2,294
Other noncurrent assets and liabilities	(21,623)	(17,883)	(1,674)
Other, net	(4)	898	3,973

Operating cash flow before changes in working capital	63,233	69,697	105,565

Trade receivables	(22,965)	4,176	(17,080)
Inventories	(8,285)	(5,374)	(1,348)
Accounts payable and accrued liabilities	21,593	(6,362)	5,057
Prepaid expenses and other current assets	(12,231)	699	(6,190)

Increase in working capital	(21,888)	(6,861)	(19,561)

Cash Flow From Operating Activities	41,345	62,836	86,004

Investing Activities
Property additions	(32,884)	(22,734)	(21,664)
Property disposals	18,412	3,887	1,320
Acquisitions, net of cash acquired and other investing	(7,492)	(31,301)	(16,955)

Cash Flow From Investing Activities	(21,964)	(50,148)	(37,299)

Financing Activities
Proceeds from (payments on) short-term debt, net	44,233	(230)	(1,473)
Payments on long-term debt	(2,000)	(8,134)	(4,120)
Proceeds from long-term debt	—	59,819	—
Cash dividends paid	(30,139)	(24,774)	(19,053)
Company stock purchases	(25,547)	(29,893)	(58,012)
Exercise of stock options	2,134	1,900	4,707
Tax benefit related to stock plans	1,530	2,710	—

Cash Flow From Financing Activities	(9,789)	1,398	(77,951)

Effect of exchange rate changes on cash	4,093	2,413	(2,502)

Increase (decrease) in cash and cash equivalents	13,685	16,499	(31,748)
Beginning cash and cash equivalents	61,296	44,797	76,545

Ending cash and cash equivalents	74,981	61,296	44,797

Supplemental cash flow information:
Interest payments	$10,130	$5,684	$5,315
Income tax payments	42,344	27,809	34,060

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND

OTHER COMPREHENSIVE INCOME

(In thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balances January 1, 2005	$493,979	$1,793
Net income	81,783	—	$81,783
Cumulative translation adjustments	—	(11,070)	(11,070)
Minimum pension liability adjustments, net of tax of $189	—	(294)	(294)

Comprehensive income	—	—	70,419

Common dividends	(19,011)	—
Preferred dividends	(42)	—

Balances December 31, 2005	556,709	(9,571)
Net income	63,918	—	$63,918
Cumulative translation adjustments	—	10,083	10,083
Minimum pension liability adjustments, net of tax of $260	—	1,027	1,027

Comprehensive income	—	—	75,028

Adoption of FAS No. 158, net of tax of $16,932	—	26,551
Common dividends	(24,732)	—
Preferred dividends	(42)	—

Balances December 31, 2006	595,853	28,090
Net income	67,588	—	$67,588
Cumulative translation adjustments	—	16,463	16,463
Pension and post-retirement plan adjustments, net of tax of $4,836	—	(8,320)	(8,320)

Comprehensive income	—	—	75,731

Adoption of FASB Interpretation No. 48	(4,822)	—
Common dividends	(30,097)	—
Preferred dividends	(42)	—

Balances December 31, 2007	628,480	36,233

Components of accumulated other comprehensive income are as follows:

	2007	2006	2005
Cumulative translation adjustments	$19,486	$3,023	$(7,060)
Minimum pension liability adjustments	—	—	(2,511)
Pension and post-retirement plan adjustments	16,747	25,067	—

Accumulated other comprehensive income	36,233	28,090	(9,571)

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

Minority Interests—Minority interests reflect minority shareholders’ original investments in certain consolidated subsidiaries and their proportional share of the income of those subsidiaries. Minority interest expense is reported in other income.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes—Deferred income taxes are provided for temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more likely than not threshold. We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. No provision is made for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.

Stock-Based Compensation Plans—On January 1, 2006, we adopted Statement of FAS No. 123R, Share-Based Payment, which requires that we recognize compensation expense for employee and non-employee director stock-based compensation based on the grant date fair value. Except for retirement-eligible participants, for whom there is no requisite service period, this expense is recognized ratably over the requisite service periods following the date of grant. For retirement-eligible participants, this expense is recognized at the grant date. We elected the modified prospective application method for adoption and prior period financial statements have not been restated. Prior to January 1, 2006, we accounted for stock-based compensation in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method, which resulted in no compensation expense for stock options.

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

Note 2—Restructuring and Other Charges

During the year ended December 31, 2007, we recorded charges of $4.1 million ($2.6 million after tax), primarily related to reorganization activities. North American charges of $2.5 million were primarily stay bonuses and severance costs associated with our Project Magellan initiative to move fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and to move our Mexican manufacturing operations to a new factory in Queretaro, Mexico. The Clifton plant, which employed about 60 associates, was closed during the fourth quarter of 2007. We expect to complete the move to the new factory in Mexico during 2008.

European charges of $1.1 million were primarily severance costs associated with the reorganization of our management team. International charges of $0.5 million relate to severance costs associated with the workforce reductions in Brazil and Australia.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2006, we recorded charges of $7.0 million ($4.4 million after tax), primarily related to the Project Outlook reorganization plan in North America. In 2006, approximately 60 employees elected to retire under the terms of a focused voluntary retirement incentive program (VRIP). Project Outlook charges during 2006 included $5.3 million for VRIP retirees, $0.7 million in severance costs related to additional staffing reductions, and $0.5 million to relocate various work groups within the new organizational structure. The remaining $0.5 million of charges in 2006 were for severance costs related to discontinuing manufacturing operations in Britain.

Note 3—Inventories

	December 31
	2007	2006
	(In thousands)
Finished products	$64,513	$55,764
Work in process	28,582	24,203
Raw materials and supplies	62,237	57,263

Total LIFO inventories	155,332	137,230
Excess of FIFO costs over LIFO costs	42,431	42,514

Total FIFO inventories	197,763	179,744

Inventories stated on the LIFO basis represent 35% and 36% of the total inventories at December 31, 2007 and 2006, respectively.

Reductions in certain inventory quantities during 2007 and 2006 resulted in liquidations of LIFO inventories carried at lower costs prevailing in prior years. The effect of these liquidations on cost of sales and net income was not significant in either year.

Note 4—Capital Stock

•	Common stock, no par value—180,000,000 shares authorized.

•	Second cumulative preferred voting stock, $10 par value—1,000,000 shares authorized; none issued.

•

4 1/2% cumulative preferred nonvoting stock, $50 par value—100,000 shares authorized; 71,373 shares issued and 52,841 shares ($1.8 million) held in treasury. There were no treasury share purchases in 2007 or 2006. Treasury share purchases in 2005 of 105 shares, $5 (share purchase dollars in thousands).

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock activity is summarized as follows:

	Shares			Dollars (In thousands)
	Issued	Stock Compensation Trust	Treasury	Common Stock	Stock Compensation Trust	Treasury Cost
Balances January 1, 2005	61,740,327	(3,146,222)	(21,252,719)	$38,001	$(16,436)	$(141,549)
Restricted stock awards	42,440	10,438	—	(54)	54	—
Restricted stock expense	—	—	—	1,356	—	—
Restricted stock forfeitures	—	—	(161)	6	—	(6)
Stock options exercised	298,624	134,659	—	3,992	715	—
Tax benefit related to stock plans	—	—	—	5,368	—	—
Treasury shares purchased	—	—	(1,281,402)	—	—	(58,007)

Balances December 31, 2005	62,081,391	(3,001,125)	(22,534,282)	48,669	(15,667)	(199,562)
Restricted stock awards	—	47,738	—	(249)	249	—
Restricted stock expense	—	—	—	2,204	—	—
Restricted stock forfeitures	—	—	(2,346)	94	—	(94)
Stock options exercised	—	204,375	—	832	1,068	—
Stock option expense	—	—	—	1,730	—	—
Tax benefit related to stock plans	—	—	—	2,710	—	—
Treasury shares purchased	—	—	(780,335)	—	—	(29,893)

Balances December 31, 2006	62,081,391	(2,749,012)	(23,316,963)	55,990	(14,350)	(229,549)
Restricted stock awards	—	94,932	—	(495)	495	—
Restricted stock expense	—	—	—	2,691	—	—
Stock options exercised	—	123,874	—	1,487	647	—
Stock option expense	—	—	—	2,100	—	—
Tax benefit related to stock plans	—	—	—	1,530	—	—
Treasury shares purchased	—	—	(572,446)	—	—	(25,547)

Balances December 31, 2007	62,081,391	(2,530,206)	(23,889,409)	63,303	(13,208)	(255,096)

The Mine Safety Appliances Company Stock Compensation Trust was established to fund certain benefit plans, including employee and non-employee directors stock options and restricted stock awards. Shares held by the Stock Compensation Trust, and the corresponding cost of those shares, are reported as a reduction of common shares issued. Differences between the cost of the shares held by the Stock Compensation Trust and the market value of shares released for stock-related benefits are reflected in shares issued.

In 2007, we changed our presentation of the nonvested value of restricted stock awards. Prior to 2007, we credited common stock for the fair value of the awards on the grant date, with a corresponding charge to deferred stock compensation. At December 31, 2007, we eliminated the deferred stock compensation balance against common stock as required by FAS 123(R), Share—Based Payment. We have reclassified prior year balances to conform with the current year presentation. This change in presentation had no impact on total shareholders’ equity.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. We are engaged in the manufacture and sale of safety equipment, including respiratory protective equipment, head protection, eye and face protection, hearing protection, fall protection, ballistic body armor, thermal imaging cameras, and monitoring instruments. Reportable segment information is presented in the following table:

	North America	Europe	International	Reconciling Items	Consolidated Totals
	(In thousands)
2007
Sales to external customers	$515,142	$238,294	$236,816	$—	$990,252
Intercompany sales	44,471	87,496	7,361	(139,328)	—
Net income	48,104	6,829	14,444	(1,789)	67,588
Total assets	669,113	282,538	141,273	(76,618)	1,016,306
Interest income	1,961	651	1,061	573	4,246
Interest expense	9,154	202	87	470	9,913
Noncash items:
Depreciation and amortization	15,294	5,995	3,074	—	24,363
Pension income (expense)	10,675	(5,199)	(941)	—	4,535
Equity in earnings of affiliates	—	—	(39)	—	(39)
Income tax provision	24,367	6,127	8,170	(64)	38,600
Property additions	19,257	6,365	7,262	—	32,884
Net property	84,287	27,937	18,221	—	130,445
2006
Sales to external customers	503,357	219,241	191,116	—	913,714
Intercompany sales	39,888	82,936	5,676	(128,500)	—
Net income	42,658	8,851	13,087	(678)	63,918
Total assets	609,913	249,073	109,027	(69,393)	898,620
Interest income	1,436	458	937	231	3,062
Interest expense	5,998	88	141	1	6,228
Noncash items:
Depreciation and amortization	14,200	5,456	2,491	—	22,147
Pension income (expense)	4,697	(4,569)	(824)	—	(696)
Equity in earnings of affiliates	(277)	—	109	—	168
Income tax provision	17,844	4,908	5,111	859	28,722
Investments in affiliates	221	—	410	—	631
Property additions	11,734	6,791	4,209	—	22,734
Net property	83,540	24,358	12,753	—	120,651
2005
Sales to external customers	566,501	180,493	160,918	—	907,912
Intercompany sales	39,083	70,099	4,831	(114,013)	—
Net income	64,149	6,321	11,659	(346)	81,783
Total assets	492,964	200,611	87,513	(55,731)	725,357
Interest income	1,067	301	526	566	2,460
Interest expense	5,295	74	115	—	5,484
Noncash items:
Depreciation and amortization	17,138	5,286	1,921	—	24,345
Pension income (expense)	10,542	(3,762)	(676)	—	6,104
Equity in earnings of affiliates	(210)	—	78	—	(132)
Income tax provision	30,578	7,138	4,663	(366)	42,013
Investments in affiliates	344	—	301	—	645
Property additions	12,764	5,924	2,976	—	21,664
Net property	85,236	20,464	10,509	—	116,209

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

Geographic information for sales to external customers, based on country of origin:

	2007	2006	2005
	(In thousands)
United States	$507,520	$500,398	$560,107
Germany	96,535	99,955	73,903
Other	386,197	313,361	273,902

Total	990,252	913,714	907,912

Note 6—Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	2007	2006	2005
	(In thousands, except per share amounts)
Net income	$67,588	$63,918	$81,783
Preferred stock dividends	(42)	(42)	(42)

Income available to common shareholders	67,546	63,876	81,741

Basic earnings per common share	$1.89	$1.76	$2.24

Diluted earnings per common share	$1.86	$1.73	$2.19

Basic shares outstanding	35,651	36,366	36,560
Stock options	589	562	741

Diluted shares outstanding	36,240	36,928	37,301

Antidilutive stock options	2	376	195

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes

	2007	2006	2005
	(In thousands)
Components of income before income taxes
U.S. income	$63,275	$53,488	$112,731
Non-U.S. income	55,495	42,527	40,764
Currency translation gains	487	2,880	106
Eliminations	(13,069)	(6,255)	(29,805)

Income before income taxes	106,188	92,640	123,796

Provision for income taxes
Current
Federal	19,357	13,653	23,259
State	1,607	2,663	6,352
Non-U.S.	11,975	14,338	10,108

Total current provision	32,939	30,654	39,719

Deferred
Federal	(482)	391	461
State	850	(1,161)	219
Non-U.S.	5,293	(1,162)	1,614

Total deferred provision.	5,661	(1,932)	2,294

Provision for income taxes	38,600	28,722	42,013

Reconciliation of the U.S. federal income tax rates to our effective tax rate.

	2007	2006	2005
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—U.S.	1.7	1.3	3.4
Taxes on non-U.S. income	(0.6)	(0.5)	(1.0)
Research and development credits	(0.7)	(1.0)	(0.9)
Adjustment of prior years income taxes	(0.3)	(2.2)	(1.6)
Manufacturing deduction	(0.8)	(0.5)	(0.6)
Extra-territorial income exclusions	—	(0.6)	(0.4)
Valuation allowances	1.2	—	—
Statutory rate changes	1.5	—	—
Other	(0.6)	(0.5)	—

Effective income tax rate	36.4%	31.0%	33.9%

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31
	2007	2006
	(In thousands)
Components of deferred tax assets and liabilities
Deferred tax assets
Postretirement benefits	$15,325	$17,112
Inventory reserves	7,332	8,180
Vacation allowances	1,840	1,408
Net operating losses and tax credit carryforwards	2,161	1,154
Post employment benefits	682	2,150
Foreign tax credit carryforwards (expiring between 2009 and 2017)	3,717	2,789
Liability insurance	4,344	4,318
Basis of capital assets	3,453	4,197
Intangibles	1,819	1,424
Warranties	2,852	2,607
Other	5,657	3,968

Total deferred tax assets	49,182	49,307
Valuation allowances	(1,846)	—

Net deferred tax assets	47,336	49,307

Deferred tax liabilities
Property, plant and equipment	(21,152)	(20,229)
Pension	(78,939)	(80,365)
Other	(2,612)	(1,946)

Total deferred tax liabilities	(102,703)	(102,540)

Net deferred taxes	(55,367)	(53,233)

At December 31, 2007, we had net operating loss carryforwards of approximately $5.3 million, all in non-U.S. tax jurisdictions and substantially all expiring in 2013.

No deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which amounted to $156.4 million as of December 31, 2007. These earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these undistributed earnings.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The application of income tax law is inherently complex. Tax statutes and regulations are often ambiguous and subject to various interpretations. As a result, we are required to evaluate all relevant facts and make subjective judgments regarding our tax positions.

As a result of the adoption of the FIN 48, we recognized a gross increase in the tax liability for unrecognized tax benefits of $5.7 million. Prior to the adoption of FIN 48, we had recognized $1.4 million in unrecognized tax benefits. The gross increase in the tax liability upon the adoption of FIN 48 created additional tax benefits of $1.8 million, resulting in a net increase in the liability for unrecognized tax benefits of $3.9 million, which was accounted for as a reduction in retained earnings at January 1, 2007. These adjustments, if recognized in the provision for income taxes, would have increased our effective income tax rate.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the change in the tax liability for unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows:

(In thousands)
Balance at January 1, 2007	$7,083
Additions for tax positions related to the current year	470
Additions for tax positions related to prior years	582
Settlements	(2,407)

Balance at December 31, 2007	5,728

The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have recognized tax benefits associated with these liabilities in the amount of $2.2 million and $1.8 million at December 31, 2007 and January 1, 2007, respectively.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of the adoption of FIN 48, we recognized a $0.9 million increase in the liability for accrued interest and penalties related to uncertain tax positions, which were also accounted for as a reduction of retained earnings at January 1, 2007. As a result of the settlements in the table above, we reversed $0.5 million of accrued interest and penalties related to uncertain tax positions during 2007. Our liability for accrued interest and penalties related to uncertain tax positions was $0.4 million at December 31, 2007.

We do not expect that the total amount of the unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal returns have been completed through 2002. The Internal Revenue Service has notified us that an examination of our U.S. federal income tax returns for the years 2003 through 2006 will be conducted during 2008. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2002.

Note 8—Stock Plans

The 1998 Management Share Incentive Plan provides for grants of stock options and restricted stock awards to eligible key employees through March 2008. The 1990 Non-Employee Directors’ Stock Option Plan, as amended April 29, 2004, provides for annual grants of stock options and restricted stock awards to eligible non-employee directors. Stock options are granted at market value option prices and expire after ten years (limited instances of option prices in excess of market value and expiration after five years). Stock options granted in 2007 and 2006 are exercisable beginning three years after the grant date. Stock options granted in 2005 and earlier years were fully vested as of December 31, 2005. Restricted stock awards are granted without payment to the company and generally vest three years after the grant date. Certain restricted stock awards for management retention vest in three equal tranches four, five, and six years after the grant date. Unvested restricted stock awards for management retention are forfeited if the grantee’s employment with the company terminates for any reason other than death or disability. Restricted stock awards are valued at the market value of the stock on the award date. As of December 31, 2007, there were 642,877 shares and 89,599 shares, respectively, reserved for future grants under the management and non-employee directors’ plans. We issue Stock Compensation Trust shares or new shares for stock option exercises and restricted stock awards.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2006, we adopted Statement of FAS No. 123R, Share-Based Payment, which requires that we recognize compensation expense for stock-based compensation based on the grant date fair value. Except for retirement-eligible employees and non-employee directors, for whom there is no requisite service period, this expense is recognized ratably over the requisite service periods following the date of grant. For retirement-eligible employees and non-employee directors, this expense is recognized at the grant date. We elected the modified prospective application method for adoption and prior periods financial statements have not been restated. Prior to January 1, 2006, we accounted for stock-based compensation in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method, which resulted in no compensation expense for stock options.

Stock-based compensation expense was as follows:

	2007	2006	2005
	(In thousands)
Restricted stock awards	$2,691	$2,204	$1,356
Stock option grants	2,100	1,730	—

Total compensation expense before income taxes	4,791	3,934	1,356
Income tax benefit	1,711	1,434	529

Total compensation expense, net of income tax benefit	3,080	2,500	827

We did not capitalize any stock-based compensation expense in 2007, 2006, or 2005.

Prior to January 1, 2006, we did not recognize stock-based compensation expense for stock options. If we had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by FAS No. 123, Accounting for Stock-Based Compensation, net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown below.

2005
(In thousands)
Net income as reported	$81,783
Fair value of stock options granted, net of tax	(2,565)

Pro forma net income	79,218

Basic earnings per share:
As reported	$2.24
Pro forma	2.17
Diluted earnings per share:
As reported	$2.19
Pro forma	2.12

Stock option expense for 2007 and 2006 and the pro forma effect as if FAS No. 123 had been applied for 2005 are based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2007, 2006, and 2005.

	2007	2006	2005
Fair value per option	$15.46	$16.38	$16.58
Risk-free interest rate	4.6%	4.6%	4.3%
Expected dividend yield	1.9%	1.4%	2.0%
Expected volatility	40%	41%	34%
Expected life (years)	6.0	5.7	9.9

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date converted into an implied spot rate yield curve. Expected dividend yield is based on the most recent annualized dividend divided by the one year average closing share price. Expected volatility is based on the ten year historical volatility using daily stock prices. Expected life in years for 2007 and 2006 is based on historical stock option exercise data. Prior to 2006, expected life approximated contractual life.

A summary of option activity under the two plans follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding at January 1, 2005	1,792,704	$12.55
Granted	194,786	45.68
Exercised	(433,283)	10.86

Outstanding December 31, 2005	1,554,207	17.17	1,554,207
Granted	181,527	40.20
Exercised	(204,375)	9.29

Outstanding December 31, 2006	1,531,359	20.95	1,349,832
Granted	199,292	40.32
Exercised	(123,874)	17.22
Forfeited	(44,372)	42.00

Outstanding December 31, 2007	1,562,405	23.12	1,210,746

For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2007 were as follows:

	Stock Options Outstanding
		Weighted-Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life
$ 7.07 – $ 9.03	261,713	$7.83	3.1 years
$10.65 – $13.57	553,701	11.32	4.8
$25.07 – $28.06	215,758	25.19	6.2
$40.08 – $50.25	531,233	42.11	8.2

$ 7.07 – $50.25	1,562,405	23.12	5.9

	Stock Options Exercisable
		Weighted-Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life
$ 7.07 – $ 9.03	261,713	$7.83	3.1 years
$10.65 – $13.57	553,701	11.32	4.8
$25.07 – $28.06	215,758	25.19	6.2
$40.08 – $50.25	179,574	45.68	6.9

$ 7.07 – $50.25	1,210,746	18.13	5.0

The aggregate intrinsic values of stock options outstanding and stock options exercisable at December 31, 2007 were $44.9 million and $40.8 million, respectively.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of restricted stock award activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2005	179,183	$15.57
Granted	52,878	44.27
Vested	(62,009)	13.83
Forfeited	(161)	39.16

Unvested at December 31, 2005	169,891	25.10
Granted	47,738	40.29
Vested	(76,813)	12.18
Forfeited	(2,346)	40.08

Unvested at December 31, 2006	138,470	37.26
Granted	95,976	41.60
Vested	(51,113)	28.44

Unvested at December 31, 2007	183,333	42.00

During the years ended December 31, 2007, 2006, and 2005, the total intrinsic value of stock options exercised (i.e. the difference between the market price at exercise and the option price paid to exercise the option) was $3.8 million, $6.3 million, and $14.5 million, respectively. The fair values of restricted stock awards vested during the years ended December 31, 2007, 2006, and 2005 were $2.1 million, $2.9 million, and $2.1 million, respectively.

As of December 31, 2007, there was $4.9 million of total future unvested stock-based compensation expense, and the weighted average period over which this expense is expected to be recognized was approximately 2.0 years.

Note 9—Long-Term Debt

	December 31
	2007	2006
	(In thousands)
U.S.
Industrial development debt issues payable through 2022, 3.94%	$6,750	$6,750
Senior Notes payable through 2012, 8.39%	39,826	39,089
Senior Notes payable through 2021, 5.41%	60,000	60,000
Note payable through 2011, net of unamortized discount of $850	7,150	8,694
International
Various notes payable through 2008, 5.80%	8	38

Total	113,734	114,571
Amounts due in one year	10,008	2,030

Long-term debt	103,726	112,541

Approximate maturities of these obligations over the next five years are $10.0 million in 2008, $10.8 million in 2009, $12.0 million in 2010, $9.2 million in 2011, $7.8 million in 2012, and $63.9 million thereafter. Some debt agreements require us to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants as of December 31, 2007.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the year ended December 31, 2007 were as follows:

	Goodwill	Intangibles
	(In thousands)
Net balances at January 1, 2007	$79,360	$17,096
Goodwill and intangibles acquired	2,102	5,130
Adjustments to purchase price allocations	3,984	(3,984)
Amortization expense	—	(2,690)
Currency translation and other	1,565	81

Net balances at December 31, 2007	87,011	15,633

At December 31, 2007, goodwill of approximately $64.8 million, $18.4 million, and $3.8 million related to the North American, European, and International operating segments, respectively. Approximately $1.3 million and $0.6 million of the goodwill acquired during 2007 related to the Acceleron and India acquisitions, respectively.

During 2007, we finalized the allocation of the purchase price related to the September 2006 acquisition of Paraclete Armor and Equipment Inc. The final allocation resulted in a $4.0 million adjustment between intangibles and goodwill.

Intangible assets include patents, license agreements, copyrights, and trademarks. These items are included in other noncurrent assets. At December 31, 2007, intangible assets totaled $15.6 million, net of accumulated amortization of $8.9 million. Intangible asset amortization expense over the next five years is expected to be approximately $2.7 million in 2008, $2.0 million in 2009, $2.0 million in 2010, $1.9 million in 2011, and $0.9 million in 2012.

Note 11—Pensions and Other Postretirement Benefits

We maintain various defined benefit and defined contribution plans covering the majority of our employees. Our principal U.S. plan is funded in compliance with the Employee Retirement Income Security Act (ERISA). It is our general policy to fund current costs for the international plans, except in Germany and Mexico, where it is common practice and permissible under tax laws to accrue book reserves.

We provide health care benefits and limited life insurance for certain retired employees who are covered by our principal U.S. defined benefit pension plan until they become Medicare-eligible.

We adopted FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006. FAS No. 158 requires an employer to recognize the funded status of each of its defined benefit pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status through comprehensive income in the year in which changes occur. Upon the adoption of FAS No. 158, additional minimum pension liabilities and related intangible assets were no longer recognized. The provisions of FAS No. 158 were applied on a prospective basis. The adoption of FAS No. 158 resulted in the following impacts at December 31, 2006: an increase of $67.5 million in prepaid pension costs, an increase of $23.4 million in accrued pension and other postretirement benefit liabilities, and an increase of $43.5 million ($26.6 million after-tax) in accumulated other comprehensive income. Additionally, FAS No. 158 requires that we measure the funded status of each of our plans as of year-end beginning December 31, 2008.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use a January 1 measurement date for our plans. Information pertaining to defined benefit pension plans and other postretirement benefits plans is provided in the following table.

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In thousands)
Change in Benefit Obligations
Benefit obligations at January 1	$315,337	$294,304	$24,906	$28,518
Service cost	10,236	9,940	635	614
Interest cost	17,733	16,437	1,484	1,399
Participant contributions	438	346	—	—
Plan amendments	578	220	—	(1,310)
Actuarial losses (gains)	447	(1,168)	1,526	(1,832)
Benefits paid	(16,362)	(18,360)	(2,497)	(2,483)
Curtailments	—	(22)	—	—
Settlements	—	(393)	—	—
Termination benefits	—	4,843	—	—
Currency translation effects	10,535	9,190	—	—

Benefit obligations at December 31	338,942	315,337	26,054	24,906

Change in Plan Assets
Fair value of plan assets at January 1	442,334	402,745	—	—
Actual return on plan assets	24,522	54,911	—	—
Employer contributions	3,074	2,791	497	583
Participant contributions	438	346	—	—
Benefits paid	(13,807)	(15,790)	(2,497)	(2,483)
Section 420 transfer to retiree medical plan	(2,000)	(1,900)	2,000	1,900
Reimbursement of German benefits	(2,555)	(2,570)	—	—
Settlements	—	(520)	—	—
Currency translation effects	3,590	2,321	—	—

Fair value of plan assets at December 31	455,596	442,334	—	—

Funded Status
Funded status at December 31	116,654	126,997	(26,054)	(24,906)
Unrecognized transition losses	123	264	—	—
Unrecognized prior service cost	1,306	690	(2,169)	(2,527)
Unrecognized net actuarial (gains) losses	(37,585)	(49,160)	10,398	9,650

Net amount recognized	80,498	78,791	(17,825)	(17,783)

Amounts Recognized in the Balance Sheet
Noncurrent assets	212,304	211,018	—	—
Current liabilities	(3,979)	(3,724)	(1,615)	(1,637)
Noncurrent liabilities	(91,671)	(80,297)	(24,439)	(23,269)

Net amount recognized	116,654	126,997	(26,054)	(24,906)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial (gains) losses	(37,585)	(49,160)	10,398	9,650
Prior service cost (credit)	1,306	690	(2,169)	(2,527)
Unrecognized net initial obligation	123	264	—	—

Total (before tax effects)	(36,156)	(48,206)	8,229	7,123

Accumulated Benefit Obligations for all Defined Benefit Plans	282,080	262,678	—	—

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
	(In thousands)
Components of Net Periodic Benefit (Credit) Cost
Service cost	$10,236	$9,597	$7,843	$635	$614	$543
Interest cost	17,733	16,066	14,985	1,484	1,399	1,609
Expected return on plan assets	(33,980)	(31,287)	(30,001)	—	—	—
Amortization of transition amounts	44	44	43	—	—	—
Amortization of prior service cost	190	198	270	(358)	(227)	(227)
Recognized net actuarial losses	1,125	1,089	496	778	820	984
Settlement loss	—	146	260	—	—	—
Curtailment loss	117	—	—	—	—	—
Termination benefits	—	4,843	—	—	—	—

Net periodic benefit (credit) cost	(4,535)	696	(6,104)	2,539	2,606	2,909

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Assumptions used to determine benefit obligations
Discount rate	6.0%	5.7%	6.3%	6.0%
Rate of compensation increase	4.4%	4.4%	—	—
Assumptions used to determine net periodic benefit cost
Discount rate	5.6%	5.5%	6.0%	5.8%
Expected return on plan assets	8.4%	8.4%	—	—
Rate of compensation increases	4.4%	4.4%	—	—

The expected return on assets for the 2007 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on historical returns) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Plan Assets at December 31
	2007	2006
Asset Category
Equity securities	82.9%	78.8%
Debt securities	12.4%	17.9%
Real estate	0.2%	0.3%
Cash/other	4.5%	3.0%

Total	100.0%	100.0%

Investment policies are determined by the plan’s Investment Committee and set forth in the plan’s investment policy. Asset managers are granted discretion for determining sector mix, selecting securities and timing transactions, subject to the guidelines of the investment policy. An aggressive, flexible management of the portfolio is permitted and encouraged, with shifts of emphasis among equities, fixed income securities, and cash equivalents at the discretion of each manager. No target asset allocations are set forth in the investment policy.

We expect to make net contributions of $2.4 million to our pension plans in 2008.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For measurement purposes, a 9.5% increase in the costs of covered health care benefits was assumed for the year 2007, decreasing by 1.0% for each successive year to 4.5% in 2013 and thereafter. A one-percentage-point change in assumed health care cost trend rates would have increased or decreased the other postretirement benefit obligations and current year plan expense by approximately $1.6 million and $0.2 million, respectively.

Expense for defined contribution pension plans was $3.1 million in 2007, $4.0 million in 2006, and $3.9 million in 2005.

Estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $15.5 million in 2008, $15.9 million in 2009, $16.9 million in 2010, $17.6 million in 2011, $19.5 million in 2012 and are expected to aggregate $111.9 million for the five years thereafter. Estimated other postretirement benefits to be paid during the next five years are $1.6 million in 2008, $1.8 million in 2009, $1.9 million in 2010, $2.1 million in 2011, $2.2 million in 2012 and are expected to aggregate $12.4 million for the five years thereafter.

Note 12—Other Income

	2007	2006	2005
	(In thousands)
Interest income	$4,246	$3,062	$2,460
Gain on asset dispositions, net	13,973	2,865	1,604
Minority interest expense	(253)	(32)	(195)
Other, net	(570)	(511)	189

Total	17,396	5,384	4,058

The 2007 gain on asset dispositions includes a $10.6 million gain on the sale of 83 acres of property in our Cranberry Woods office park to Wells Real Estate Investment Trust II—Cranberry Woods Development Inc.

Note 13—Leases

We lease office space, manufacturing and warehouse facilities, automobiles, and other equipment under operating lease arrangements. Rent expense was $12.6 million in 2007, $11.2 million in 2006, and $10.9 million in 2005. Minimum rent commitments under noncancelable leases are $8.8 million in 2008, $7.2 million in 2009, $6.2 million in 2010, $4.3 million in 2011, $2.3 million in 2012, and $1.9 million thereafter.

Note 14—Short-Term Debt

Short-term bank lines of credit amounted to $82.9 million, of which $38.2 million was unused at December 31, 2007. Generally, these short-term lines of credit are renewable annually. There are no significant commitment fees or compensating balance requirements. Short-term borrowings with banks, which exclude the current portion of long-term debt, were $44.7 million and $0.3 million at December 31, 2007 and 2006, respectively. The average month-end balance of total short-term borrowings during 2007 was $24.4 million, while the maximum month-end balance of $46.9 million occurred at September 30, 2007. The weighted average interest rates on short-term borrowings at December 31, 2007 and 2006 were 6% and 5%, respectively.

Note 15—Derivative Financial Instruments

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In order to account for these derivatives as hedges, the interest rate swap must be highly effective at offsetting changes in the fair value of the hedged debt. We have assumed that there is no ineffectiveness in the hedge, since all of the critical terms of the hedge match the underlying terms of the hedged debt.

The fair value of the interest rate swap at December 31, 2007, has been recorded as a liability of $0.2 million that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of the long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amount paid are recognized in interest expense on an ongoing basis. This rate difference resulted in an increase in interest expense of $0.4 million and $0.3 million during the years 2007 and 2006, respectively, and a reduction in interest expense of $0.1 million during 2005.

Note 16—Acquisitions

In December 2007, we acquired TecBOS GmbH of Halstenbek, Germany, a leading developer of software solutions for the fire service and other emergency planning organizations. A purchase price of $0.7 million was paid in cash to the previous owners.

The following table summarizes the estimated fair value of the TecBOS assets acquired and liabilities assumed at the date of acquisition:

December 2007
(In thousands)
Current assets	$441
Property	165
Intangibles	464

Total assets acquired	1,070
Current liabilities	339

Net assets acquired	731

In March 2007, we acquired Acceleron Technologies, LLC, a San Francisco-based developer of advanced technology suitable for personal locator devices. We believe that the acquisition of this technology significantly expedites the development of reliable systems for first responder and soldier location applications. The purchase price of $5.7 million included amounts paid to the previous owners and other direct costs associated with the acquisition. The acquisition agreement provides for additional consideration of up to $4.9 million to be paid to the former owners of Acceleron based on the achievement of specific technology development milestones by September 28, 2008.

The following table summarizes the estimated fair value of the Acceleron assets acquired at the date of acquisition:

March 2007
(In thousands)
Intangibles	$4,413
Goodwill	1,289

Total assets acquired	5,702

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2007, we acquired the outstanding shares of MSA (India) Limited that were previously held by our joint venture partner. As a wholly-owned subsidiary under MSA management, we believe that we are better positioned to take advantage of opportunities in the large and growing Indian market. We allocated $0.6 million of the $1.1 million purchase price to goodwill.

In September 2006, we acquired Paraclete Armor and Equipment, Inc. of St. Pauls, North Carolina. Paraclete is an innovator and developer of advanced ballistic body armor used by military personnel, including Special Forces units of the U.S. military. The purchase price of $30.4 million included a note payable and cash paid to the previous owners and other direct external costs associated with the acquisition. The note is non-interest bearing and is payable in five annual installments of $2.0 million beginning September 1, 2007. We recorded the note at a fair value of $8.5 million at the time of issuance. The note discount of $1.5 million is being recognized as interest expense over its term. Goodwill related to the Paraclete acquisition, which is included in the North American segment, is expected to be deductible for tax purposes.

During 2007, we finalized the allocation of the Paraclete purchase price, resulting in a $4.0 million adjustment between intangibles and goodwill. The following table summarizes the final estimated fair values of the Paraclete assets acquired and liabilities assumed at the date of acquisition:

September 2006
(In thousands)
Current assets	$2,640
Property	2,414
Intangibles	2,696
Goodwill	22,675

Total assets acquired	30,425

In January 2006, we acquired Select Personal Protective Equipment (Select PPE) of South Africa, an established supplier of multi-brand safety equipment and solutions to the South African mining industry. The purchase price of $7.9 million in cash included amounts paid to the previous owners and other direct costs associated with the acquisition. Goodwill related to Select PPE, which is included in the International segment, is not expected to be deductible for tax purposes. At the same time, we took steps to ensure our compliance with South African Black Economic Empowerment (BEE) requirements by contributing our existing South African company, MSA Africa, and Select PPE to a newly-formed South African holding company in exchange for 74.9% common ownership interest in the holding company, preferred stock and interest bearing notes receivable. The new South African holding company issued 37,650 common shares, the remaining 25.1% ownership interest, to Mineworkers Investment Company of Johannesburg, South Africa at a price of $0.7 million. The carrying value of these shares was $0.8 million on the transaction date. Accordingly, we recognized a loss of $0.1 million, net of tax benefit, in connection with this transaction. We elected to account for the $0.1 million loss on the sale of stock by a subsidiary in net income and have applied this method consistently.

In September 2005, we acquired Microsensor Systems, Inc. of Bowling Green, Kentucky. Microsensor Systems is a world leader in surface acoustic wave based chemical sensing technology used to detect chemical warfare agents. The initial purchase price of $12.8 million in cash included amounts paid to the previous owners and other direct external costs associated with the acquisition. Goodwill related to the Microsensor Systems acquisition, which is included in the North American segment, is expected to be deductible for tax purposes. The acquisition agreement provides for additional consideration of up to $2.3 million to be paid to the former owners based on sales of certain Microsensor Systems products during the five year period from September 1, 2005 through August 31, 2010. Additional consideration will be charged to goodwill. Through December 31, 2007, no additional consideration has been paid under the terms of Microsensor Systems acquisition agreement.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating results of all acquisitions have been included in our consolidated financial statements from their respective acquisition dates. Pro forma consolidated results, as if the acquisitions had occurred at the beginning of 2005, would not be materially different from the results reported.

Note 17—Contingencies

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

In the normal course of business, we make payments to settle product liability claims and for related legal fees and record receivables for the amounts covered by insurance. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage, and the extent to which insurers may become insolvent in the future.

We are currently involved in coverage litigation with Century Indemnity Company (Century). Century filed a lawsuit in the Superior Court of New Jersey seeking a declaration of Century’s obligations with respect to certain asbestos, silica and other claims under five insurance policies issued to us by Century. The New Jersey Superior Court issued an order granting our motion to dismiss this case on jurisdictional grounds. Century appealed that order and on February 26, 2008, the Appellate Division of the Superior Court of New Jersey affirmed the decision of the trial court dismissing the case. It is unknown whether Century will seek to appeal that decision. We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached the five insurance policies by failing to pay amounts owing to us. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit in favor of the New Jersey action and the Pennsylvania action is proceeding. We believe that Century’s refusal to indemnify us under the policies is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts. The case is currently in discovery.

We regularly evaluate the collectibility of these receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. The net balance of receivables from insurance carriers was $39.1 million and $18.4 million at December 31, 2007 and 2006, respectively.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Recently Issued Accounting Standards

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective on January 1, 2008. Upon adoption, the provisions of FAS No. 157 are to be applied prospectively with limited exceptions. Relative to FAS No. 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2, and proposed 157-c. FSP 157-1 amends FAS No. 157 to exclude FAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. FSP 157-2 delays the effective date of FAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in FAS No. 157 on the fair value measurement of liabilities. Based upon pronouncements issued to date, we do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. FAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS No. 159 is effective January 1, 2008. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, which replaces FAS No. 141, Business Combinations. FAS No. 141(R) changes a number of significant aspects of the application the acquisition method of accounting for business combinations. Under FAS No. 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will generally affect income tax expense. FAS No. 141(R) is effective on a prospective basis for business combinations with acquisition dates on or after the January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). We do not expect that the adoption of this statement, as it relates to past acquisitions, will have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. FAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain ARB No. 51 consolidation procedures for consistency with the requirements of FAS No. 141(R) and expands disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS No. 160 is effective January 1, 2009. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

Note 19—Quarterly Financial Information (Unaudited)

	2007
	Quarters				Year
	1st	2nd	3rd	4th
	(In thousands, except earnings per share)
Net sales	$225,939	$249,099	$247,675	$267,539	$990,252
Gross profit	89,169	93,796	90,268	100,816	374,049
Net income	16,068	17,328	16,735	17,457	67,588

Basic earnings per share	.45	.49	.47	.49	1.89

Diluted earnings per share	.44	.48	.46	.48	1.86

	2006
	Quarters				Year
	1st	2nd	3rd	4th
	(In thousands, except earnings per share)
Net sales	$228,350	$218,623	$209,802	$256,939	$913,714
Gross profit	92,574	87,289	78,150	87,291	345,304
Net income	15,738	16,081	12,601	19,498	63,918

Basic earnings per share	.43	.44	.35	.54	1.76

Diluted earnings per share	.42	.43	.34	.53	1.73

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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

Incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Executive Compensation,” (3) “Other Information Concerning the Board of Directors,” (4) “Stock Ownership,” and (5) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 13, 2008. The information appearing in such Proxy Statement under the caption “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. As to Item 10 above, also see the information reported in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant,” which is incorporated herein by reference. As to Item 10 above, the Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s Internet site at www.MSANet.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.

As to Item 12 above, following table sets forth information as of December 31, 2007 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,562,405	$23.12	732,476	*
Equity compensation plans not approved by security holders	None	—	None
Total	1,562,405	$23.12	732,476

*	Includes 642,877 shares available for issuance under the Company’s 1998 Management Share Incentive Plan (MSIP) and 89,599 shares available for issuance under the Company’s 1990 Non-Employee Directors’ Stock Option Plan (DSOP). In addition to stock options, the DSOP authorizes the issuance of restricted stock awards, and the MSIP authorizes the issuance of stock appreciation rights, restricted stock, performance awards and other stock and stock-based awards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K.

(a) 2. The following additional financial information for the three years ended December 31, 2007 is filed with the report and should be read in conjunction with the above financial statements:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements and consolidated notes to the financial statements listed above.

(a) 3. Exhibits

(3	)(i)	Restated Articles of Incorporation as amended to January 16, 2004, filed as Exhibit 3(i) to Form 10-K on March 15, 2004, is incorporated herein by reference.

(3	)(ii)	By-laws of the registrant, as amended on October 26, 2004, filed as Exhibit 3.1 to Form 8-K on October 27, 2004, is incorporated herein by reference.

(10	)(a)*	1998 Management Share Incentive Plan, as amended March 10, 1999, filed as Exhibit 10(a) to Form 10-Q on May 9, 2007, is incorporated herein by reference.

(10	)(b)*	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(a) to Form 10-Q on May 10, 2006, is incorporated herein by reference.

(10	)(c)*	Supplemental Pension Plan as of May 5, 1998, filed as Exhibit 10(d) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(d)*	1990 Non-Employee Directors’ Stock Option Plan as amended May 15, 2007, filed as Exhibit 10(b) to Form 10-Q on August 7, 2007, is incorporated herein by reference.

(10	)(e)*	Executive Insurance Program as Amended and Restated as of January 1, 2006, filed as Exhibit 10(a) to Form 10-Q on August 7, 2007, is incorporated herein by reference.

(10	)(f)*	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(g)*	Form of Severance Agreement as of May 20, 1998 between the registrant and John T. Ryan III, filed as Exhibit 10(h) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(h)*	Form of Severance Agreement between the registrant and the other executive officers filed as Exhibit 10(i) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(i)*	First Amendment to the 1998 Management Share Incentive Plan as of March 10, 1999, filed as Exhibit 10(i) to Form 10-Q on August 6, 2004, is incorporated herein by reference.

(10	)(j)	Trust Agreement as of June 1, 1996 between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust filed as Exhibit 10(k) to Form 10-K on March 28, 2003, is incorporated herein by reference.

(10	)(k)*	MSA Supplemental Savings Plan, as amended and restated effective January 1, 2003, filed as Exhibit 10(l) to Form 10-K on March 28, 2003, is incorporated herein by reference.

(10	)(l)*	CEO Annual Incentive Award Plan filed as Appendix A to the registrant’s definitive proxy statement dated March 29, 2005, is incorporated herein by reference.

(21)		Affiliates of the registrant is filed herewith.

(23)		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm is filed herewith.

(31	)(1)	Certification of J. T. Ryan III pursuant to Rule 13a-14(a) is filed herewith.

(31	)(2)	Certification of D. L. Zeitler pursuant to Rule 13a-14(a) is filed herewith.

(32)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.(S)1350 is filed herewith.

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

The registrant agrees to furnish to the Commission upon request copies of all instruments with respect to long-term debt referred to in Note 9 of the Notes to Consolidated Financial Statements filed as part of Item 8 of this annual report which have not been previously filed or are not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

February 29, 2008	By	/s/ JOHN T. RYAN III
(Date)		John T. Ryan III
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. RYAN III John T. Ryan III	Director; Chairman of the Board and Chief Executive Officer	February 29, 2008

/s/ WILLIAM M. LAMBERT William M. Lambert	Director; President and Chief Operating Officer	February 29, 2008

/s/ DENNIS L. ZEITLER Dennis L. Zeitler	Senior Vice President—Finance; Principal Financial and Accounting Officer	February 29, 2008

/s/ ROBERT A. BRUGGEWORTH Robert A. Bruggeworth	Director	February 29, 2008

/s/ JAMES A. CEDERNA James A. Cederna	Director	February 29, 2008

/s/ THOMAS B. HOTOPP Thomas B. Hotopp	Director	February 29, 2008

/s/ DIANE M. PEARSE Diane M. Pearse	Director	February 29, 2008

/s/ L. EDWARD SHAW, JR. L. Edward Shaw, Jr.	Director	February 29, 2008

/s/ JOHN C. UNKOVIC John C. Unkovic	Director	February 29, 2008

/s/ THOMAS H. WITMER Thomas H. Witmer	Director	February 29, 2008

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Shareholders and Board of Directors

of Mine Safety Appliances Company:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 29, 2008 appearing in the 2007 Annual Report to Shareholders of Mine Safety Appliances Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania

February 29, 2008

F-1

SCHEDULE II

MINE SAFETY APPLIANCES COMPANY AND AFFILIATES

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$5,574	$6,041	$7,548
Additions—
Charged to costs and expenses	1,673	1,063	474
Deductions—
Deductions from reserves (1)	689	1,530	1,981

Balance at end of year	6,558	5,574	6,041

Income tax valuation allowance:
Balance at beginning of year	—	—	—
Additions—
Charged to costs and expenses	1,846	—	—
Deductions—
Deductions from reserves	—	—	—

Balance at end of year	1,846	—	—

(1)	Bad debts written off, net of recoveries.

F-2