Form 10-Q
period 2008-03-31
MINE SAFETY APPLIANCES CO
filed 2008-05-01
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

At April 30, 2008, there were 35,723,211 shares of common stock outstanding, not including 2,459,051 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended March 31
	2008	2007
Net sales	$266,344	$225,939
Other income	916	401

	267,260	226,340

Costs and expenses
Cost of products sold	159,992	136,770
Selling, general and administrative	66,094	56,572
Research and development	7,352	5,927
Restructuring and other charges	1,106	234
Interest	2,494	1,993
Currency exchange losses	4,094	233

	241,132	201,729

Income before income taxes	26,128	24,611
Provision for income taxes	10,101	8,543

Net income	16,027	16,068

Basic earnings per common share	$0.45	$0.45

Diluted earnings per common share	$0.44	$0.44

Dividends per common share	$0.22	$0.18

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	March 31 2008	December 31 2007
Assets
Current assets
Cash and cash equivalents	$67,218	$74,981
Trade receivables, less allowance for doubtful accounts of $6,330 and $6,558	217,899	205,737
Inventories	178,320	155,332
Deferred tax assets	22,071	21,821
Prepaid expenses and other current assets	38,683	39,179

Total current assets	524,191	497,050

Property, less accumulated depreciation of $287,162 and $276,583	136,833	130,445
Prepaid pension cost	216,325	212,304
Deferred tax assets	25,476	24,125
Goodwill	86,865	87,011
Other noncurrent assets	73,161	65,371

Total	1,062,851	1,016,306

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$69,187	$54,676
Accounts payable	55,953	50,648
Employees’ compensation	23,642	24,920
Insurance and product liability	17,587	15,192
Taxes on income	10,335	7,199
Other current liabilities	51,775	56,554

Total current liabilities	228,479	209,189

Long-term debt	103,611	103,726
Pensions and other employee benefits	133,084	126,790
Deferred tax liabilities	101,058	100,934
Other noncurrent liabilities	12,843	13,129

Total liabilities	579,075	553,768

Minority interests	758	1,007

Shareholders’ equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 35,723,211 and 35,661,776 shares)	65,345	63,303
Stock compensation trust — 2,459,051 and 2,530,206 shares	(12,837)	(13,208)
Treasury shares, at cost:
Preferred — 52,841 and 52,841 shares	(1,750)	(1,750)
Common — 23,899,129 and 23,889,409 shares	(255,477)	(255,096)
Accumulated other comprehensive income	47,518	36,233
Retained earnings	636,650	628,480

Total shareholders’ equity	483,018	461,531

Total	1,062,851	1,016,306

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Three Months Ended March 31
	2008	2007
Operating Activities
Net income	$16,027	$16,068
Depreciation and amortization	6,769	5,955
Pensions	(2,160)	(1,162)
Stock-based compensation	2,218	2,377
Deferred income taxes	(242)	180
Other noncurrent assets and liabilities	(8,470)	(1,357)
Currency exchange losses	4,094	233
Other, net	397	626

Operating cash flow before changes in working capital	18,633	22,920

Trade receivables	(8,643)	(4,046)
Inventories	(18,648)	(7,099)
Accounts payable and accrued liabilities	1,283	5,920
Prepaids and other current assets	1,298	(495)

Increase in working capital	(24,710)	(5,720)

Cash flow from operating activities	(6,077)	17,200

Investing Activities
Property additions	(10,091)	(4,717)
Acquisitions, net of cash acquired and other investing	(228)	(6,808)

Cash flow from investing activities	(10,319)	(11,525)

Financing Activities
Proceeds from (payments on) short-term debt, net	13,951	7,736
Cash dividends	(7,857)	(6,493)
Company stock purchases	(381)	(7,039)
Exercise of stock options	111	712
Excess tax benefit related to stock plans	83	366

Cash flow from financing activities	5,907	(4,718)

Effect of exchange rate changes on cash	2,726	289

(Decrease) increase in cash and cash equivalents	(7,763)	1,246
Beginning cash and cash equivalents	74,981	61,296

Ending cash and cash equivalents	67,218	62,542

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

(2) Restructuring and Other Charges

During the three months ended March 31, 2008, we recorded charges of $1.1 million ($0.7 million after tax). These charges included $0.6 million in North America, primarily related to stay bonuses and other costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.5 million were severance costs related to staff reductions associated with our strategic initiative to improve our business in Japan.

During the three months ended March 31, 2007, we recorded charges of $0.2 million ($0.1 million after tax). These charges were primarily stay bonuses related to moving fire helmet manufacturing from the Clifton, New Jersey plant to our Jacksonville, North Carolina plant. The Clifton plant was closed during 2007.

(3) Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended March 31
(In thousands)	2008	2007
Net income	$16,027	$16,068
Cumulative translation adjustments	11,285	907
Pension and post-retirement benefit plan adjustments, net of tax	—	284

Comprehensive income	27,312	17,259

Components of accumulated other comprehensive income are as follows:

(In thousands)	March 31 2008	December 31 2007
Cumulative translation adjustments	$30,771	$19,486
Pension and post-retirement plan adjustments	16,747	16,747

Accumulated other comprehensive income	47,518	36,233

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended March 31
(In thousands, except per share amounts)	2008	2007
Net income	$16,027	$16,068
Preferred stock dividends	10	10

Income available to common shareholders	16,017	16,058

Basic earnings per common share	$0.45	$0.45

Diluted earnings per common share	$0.44	$0.44

Basic shares outstanding	35,540	36,013
Stock options	481	529

Diluted shares outstanding	36,021	36,542

Antidilutive stock options	391	562

(5) Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended March 31, 2008
Sales to external customers	$146,642	$60,405	$59,297	$—	$266,344
Intercompany sales	12,600	26,449	2,053	(41,102)	—
Net income	14,405	251	4,180	(2,809)	16,027

Three Months Ended March 31, 2007
Sales to external customers	$122,901	$53,087	$49,951	$—	$225,939
Intercompany sales	10,148	22,639	1,560	(34,347)	—
Net income	10,601	2,614	3,229	(376)	16,068

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Three months ended March 31
Service cost	$2,387	$2,578	$168	$143
Interest cost	4,770	4,472	394	361
Expected return on plan assets	(9,112)	(8,553)	—	—
Amortization of transition amounts	2	11	—	—
Amortization of prior service cost	47	42	(89)	(90)
Recognized net actuarial (gains) losses	(254)	288	195	179

Net periodic benefit (credit) cost	(2,160)	(1,162)	668	593

We made contributions of $0.6 million to our pension plans in the three months ended March 31, 2008. We expect to make net contributions of approximately $2.4 million to our pension plans in 2008.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the three months ended March 31, 2008 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2008	$87,011	$15,633
Goodwill and intangible assets acquired	—	233
Adjustments to purchase price allocation	(1,289)	1,289
Amortization expense	—	(744)
Currency translation and other	1,143	(165)

Net balances at March 31, 2008	86,865	16,246

At March 31, 2008, goodwill of approximately $63.5 million, $20.0 million, and $3.4 million related to the North American, European, and International operating segments, respectively.

During the three months ended March 31, 2008, we finalized the allocation of the purchase price related to the March 2007 acquisition of Acceleron Technologies, LLC. The final allocation resulted in a $1.3 million adjustment between goodwill and intangibles.

(8) Inventories

(In thousands)	March 31 2008	December 31 2007
Finished products	$ 74,607	$ 64,513
Work in process	34,970	28,582
Raw materials and supplies	68,743	62,237

Total inventories	178,320	155,332

(9) Stock Plans

The 1998 Management Share Incentive Plan provided for grants of stock options and restricted stock awards to eligible key employees through March 2008. The 1990 Non-Employee Directors’ Stock Option Plan, as amended April 29, 2004, provides for annual grants of stock options and restricted stock awards to eligible non-employee directors. Stock options are granted at market value option prices and expire after ten years (limited instances of option prices in excess of market value and expiration after five years). Stock options granted after 2005 are exercisable beginning three years after the grant date. Stock options granted in 2005 and earlier years were fully vested as of December 31, 2005. Restricted stock awards are granted without payment to the company and generally vest three years after the grant date. Certain restricted stock awards for management retention vest in three equal tranches four, five, and six years after the grant date. Unvested restricted stock awards for management retention are forfeited if the grantee’s employment with the company terminates for any reason other than death or disability. Restricted stock awards are valued at the market value of the stock on the award date. We issue Stock Compensation Trust shares or new shares for stock option exercises and restricted stock awards.

Stock-based compensation expense was as follows:

	Three Months Ended March 31
(In thousands)	2008	2007
Restricted stock awards	$1,132	$1,029
Stock option grants	1,086	1,348

Total compensation expense before income taxes	2,218	2,377
Income tax benefit	770	834

Total compensation expense, net of income tax benefit	1,448	1,543

A summary of stock option activity for the three months ended March 31, 2008 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	1,562,405	$23.12
Granted	206,880	45.29
Exercised	(10,266)	10.85

Outstanding at March 31, 2008	1,759,019	25.80

Exercisable at March 31, 2008	1,200,480	18.19

A summary of restricted stock award activity for the three months ended March 31, 2008 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	183,333	$42.00
Granted	62,638	45.24
Vested	(32,769)	45.68
Forfeited	(546)	42.52

Unvested at March 31, 2008	212,656	42.38

(10) Derivative Financial Instruments

In 2004, we entered into an eight year interest rate swap agreement. Under the terms of the agreement, we receive a fixed interest rate of 8.39% and pay a floating interest rate based on LIBOR. The notional amount of the swap was initially $20.0 million and declines $4.0 million per year beginning in August 2008. The interest rate swap has been designated as a fair value hedge of a portion of our fixed rate 8.39% Senior Notes.

In order to account for these derivatives as hedges, the interest rate swap must be highly effective at offsetting changes in the fair value of the hedged debt. We have assumed that there is no ineffectiveness in the hedge, since all of the critical terms of the hedge match the underlying terms of the hedged debt.

The fair value of the interest rate swap at March 31, 2008 has been recorded as an asset of $0.4 million, that is included in other noncurrent assets, with an offsetting increase in the carrying value of long-term debt. The fair value at December 31, 2007 was recorded as a liability of $0.2 million, that was included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference resulted in an increase in interest expense of $0.1 million in each of the three month periods ended March 31, 2008 and 2007.

(11) Acquisitions

In December 2007, we acquired TecBOS GmbH of Halstenbek, Germany. TecBOS is a leading developer of software solutions for the fire service and other emergency planning organizations. We believe that this acquisition strengthens our presence in the European fire service and emergency responder market by adding complementary software solutions used for on-site management and reporting of major incidents such as fires, traffic accidents, industrial plant emergencies and public events. A purchase price of $0.7 million was paid in cash to the previous owners.

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

In March 2007, we acquired the outstanding shares of MSA (India) Limited that were previously held by our joint venture partner for a purchase price of $1.1 million. As a wholly-owned subsidiary under MSA management, we believe that we are better positioned to take advantage of opportunities in the large and growing Indian market.

The operating results of all acquisitions have been included in our consolidated financial statements from their respective acquisition dates. Pro forma consolidated results, as if the acquisitions had occurred at the beginning of 2007, would not be materially different from the results reported.

(12) Income Taxes

At March 31, 2008, we had a gross liability for unrecognized tax benefits of $5.7 million. We have recognized tax benefits associated with these liabilities of $2.2 million at March 31, 2008. These balances are unchanged since December 31, 2007. We do not expect that the total amount of the unrecognized tax benefit will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. At March 31, 2008, we had $0.4 million of accrued interest related to unrecognized tax benefits.

(13) Fair Value Measurements

On January 1, 2008, we adopted FAS No. 157, Fair Value Measurements, as it relates to financial assets and liabilities that are remeasured and reported at least annually. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS No. 157 for all nonfinancial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. Also in February 2008, the FASB issued FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends FAS No. 157 to exclude FAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements.

FAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. Our adoption of FAS No. 157, as it relates to financial assets and liabilities that are remeasured and reported at least annually, had no impact on consolidated results of operations or financial condition. We are currently evaluating the potential impact of FAS No. 157, as it relates to nonfinancial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.

FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source under generally accepted accounting principles for the definition of fair value, except for the fair value of leased property as defined in FAS No. 13. FAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS No. 157 are:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

In 2008, the valuation methodologies we used to measure financial assets and liabilities within the scope of FAS No. 157 were limited to the derivative financial instrument described in Note 10. We estimate the fair value of this financial instrument, consisting solely of an interest rate swap, based upon a valuation model with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair value of this financial instrument is classified within Level 2 of the fair value hierarchy.

(14) Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,600 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 16,500 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

We regularly evaluate the collectibility of these receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $46.5 million and $39.1 million at March 31, 2008 and December 31, 2007, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraph, we believe that the recorded balance is fully recoverable from carriers.

(15) Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, which replaces FAS No. 141, Business Combinations. FAS No. 141(R) changes a number of significant aspects of the application of the acquisition method of accounting for business combinations. Under FAS No. 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will generally affect income tax expense. FAS No. 141(R) is effective on a prospective basis for business combinations with acquisition dates on or after the January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). We do not expect that the adoption of this statement, as it relates to past acquisitions, will have a material effect on our consolidated results of operations or financial condition.

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

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) be reported in the appropriate line item in each company’s financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. We are currently evaluating the impact of adopting this statement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, spending patterns of government agencies, competitive pressures, product liability claims and our ability to collect related insurance receivables, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of sophisticated safety solutions for customers in key global markets. Four strategic imperatives drive us toward our goal of building customer loyalty by delivering exceptional levels of protection, quality, and value:

•	Achieve sustainable growth through product leadership;

•	Expand market penetration through exceptional customer focus;

•	Control costs and increase efficiency in asset utilization; and

•	Build the depth, breadth, and diversity of our global team.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net sales. Net sales for the three months ended March 31, 2008 were $266.3 million, an increase of $40.4 million, or 18%, compared with $225.9 million for the three months ended March 31, 2007.

	Three Months Ended March 31		Dollar Increase	Percent Increase
(In millions)	2008	2007
North America	$ 146.6	$ 122.9	$23.7	19%
Europe	60.4	53.1	7.3	14
International	59.3	50.0	9.3	19

Net sales by the North American segment were $146.6 million for the first quarter of 2008, an increase of $23.7 million, or 19%, compared to $122.9 million for the first quarter of 2007. During the first quarter of 2008, our sales of self-contained breathing apparatus (SCBA) improved $14.8 million, reflecting improved availability of fire department funding under the U.S. Assistance to Firefighters Grant program and an increase in orders that had been delayed during the second half of 2007 as manufacturers and the fire service market made the transition to a new National Fire Protection Association (NFPA) standard for SCBAs. Fire service market sales of thermal imaging cameras and fire helmets were also up $3.9 million in the current quarter. Shipments of Advanced Combat Helmets to the U.S. military and CG634 helmets to the Canadian Forces were $4.1 million and $4.2 million higher, respectively, in the current quarter. Continued strength in North American construction and industrial markets was reflected in sales of head protection, which improved $1.6 million in the current quarter. These sales increases were partially offset by lower shipments of gas masks and closed-circuit breathing apparatus.

Net sales for the European segment were $60.4 million for the first quarter of 2008, an increase of $7.3 million, or 14%, compared to $53.1 million for the first quarter of 2007. The increase in European sales, when stated in U.S. dollars, was due to the favorable currency translation effects of a stronger euro in the current quarter. Local currency sales in Europe were slightly lower than in the same quarter last year.

Net sales for the International segment were $59.3 million in the first quarter of 2008, an increase of $9.3 million, or 19%, compared to $50.0 million for the first quarter of 2007. The sales increase was primarily in South Africa, Latin America, and Australia, where local currency sales were up $2.9 million, $2.2 million, and $1.0 million, respectively. The improvement in South Africa was primarily due to strong growth in Select PPE sales to the mining industry. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $4.2 million, primarily related to a strengthening of the Australian dollar and the Brazilian real.

Cost of products sold. Cost of products sold was $160.0 million in the first quarter of 2008, compared to $136.8 million in the first quarter of 2007. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the first quarters of 2008 and 2007 of $2.2 million and $1.2 million, respectively.

Gross profit. Gross profit for the first quarter of 2008 was $106.4 million, which was $17.2 million, or 19%, higher than gross profit of $89.2 million in the first quarter of 2007. The ratio of gross profit to net sales was 39.9% in the first quarter of 2008 compared to 39.5% in the same quarter last year. The higher gross profit ratio in the first quarter of 2008 was primarily related to sales mix and our efforts to reduce costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $66.1 million during the first quarter of 2008, an increase of $9.5 million, or 17%, compared to $56.6 million in the first quarter of 2007. Selling, general and administrative expenses were 24.8% of net sales in the first quarter of 2008 compared to 25.0% of net sales in the first quarter of 2007. Local currency selling, general and administrative expenses in the European and International segments were up $5.1 million, reflecting our increased focus on global initiatives to expand our business in these markets. North American segment selling, general and administrative expenses were up $1.4 million quarter-to-quarter. Currency exchange effects increased first quarter 2008 administrative expense, when stated in U.S. dollars, by $3.4 million, primarily related to a stronger euro, Australian dollar, and Brazilian real.

Research and development expense. Research and development expense was $7.4 million during the first quarter of 2008, an increase of $1.5 million, or 24%, compared to $5.9 million during the first quarter of 2007. The increase occurred in the United States and Germany and reflects our continued focus on developing innovative new products.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $6.8 million for the first quarter of 2008, an increase of $0.8 million, or 14%, compared to $6.0 million for the first quarter of 2007. The increase in depreciation expense was primarily on production and computer equipment in North America.

Restructuring and other charges. During the first quarter 2008, we recorded charges of $1.1 million. These charges included $0.6 million in North America, primarily related to stay bonuses and other costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.5 million were severance costs related to staff reductions associated with our strategic initiative to improve our business in Japan.

During the first quarter of 2007, we recorded charges of $0.2 million, primarily stay bonuses related to our Project Magellan initiative moving fire helmet manufacturing from the Clifton, New Jersey plant to our Jacksonville, North Carolina plant. We closed the Clifton plant, which employed about 60 associates, during the fourth quarter of 2007.

Interest expense. Interest expense was $2.5 million during the first quarter of 2008, an increase of $0.5 million, or 25%, compared to $2.0 million in the same quarter last year. The increase in interest expense was primarily due to higher short-term debt.

Currency exchange losses. Currency exchange losses were $4.1 million in the first quarter of 2008, an increase of $3.9 million, compared to losses of $0.2 million in the first quarter of 2007. Currency exchange losses during the first quarter of 2008 were primarily unrealized, and related to the effect of a stronger euro and a weaker South African rand on intercompany balances and losses on Canadian dollar trade receivables.

Income taxes. The effective tax rate for the first quarter of 2008 was 38.7% compared to 34.7% for the same quarter last year. The higher effective tax rate in the current quarter reflects a less favorable non-U.S. tax profile and the expiration of the research and development tax credit in the U.S. The current quarter provision for income taxes also includes a one-time charge of $0.4 million in Germany, related to a tax law change that imposed a 3% flat tax on previously untaxed subsidies.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our U.S. federal returns have been completed through 2002. The Internal Revenue Service is currently examining our U.S. federal tax returns for the years 2003 through 2006. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2002.

Net income. Net income for the first quarter of 2008 was $16.0 million, or $0.45 per basic share, compared to $16.1 million, or $0.45 per basic share, for the same quarter last year.

North American segment net income for the first quarter of 2008 was $14.4 million, an increase of $3.8 million, or 36%, compared to $10.6 million in the first quarter of 2007. Higher net income in North America was primarily related to the previously-discussed increase in sales.

European segment net income for the first quarter of 2008 was $0.3 million, a decrease of $2.3 million, or 90%, compared to net income of $2.6 million during the first quarter of 2007. The decrease in European segment net income was primarily related to higher selling and research and development expenses. Current quarter net income was also unfavorably impacted by the previously-discussed one-time income tax charge of $0.4 million in Germany.

International segment net income for the first quarter of 2008 was $4.2 million, an increase of $1.0 million, or 29%, compared to $3.2 million in the same quarter last year. The increase reflects higher sales, partially offset by an increase in selling expenses.

The first quarter 2008 loss of $2.8 million reported in reconciling items was primarily related to the previously-discussed currency exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, acquisitions, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents decreased $7.8 million during the three months ended March 31, 2008, compared to an increase of $1.2 million during the three months ended March 31, 2007.

Operating activities used cash of $6.1 million during the three months ended March 31, 2008, compared to providing cash of $17.2 million in the three months ended March 31, 2007. Lower cash flow from operations in the first quarter of 2007 reflected an increase of $7.4 million in amounts due from insurance carriers, as well as increases in working capital items, particularly inventory. During the current quarter, inventories increased $18.6 million, compared to an inventory increase of $7.1 million in the same quarter last year. LIFO inventories were $178.3 million at March 31, 2008 and $155.3 million at December 31, 2007. Trade receivables were $217.9 million at March 31, 2008 and $205.7 million at December 31, 2007. The increase in inventories occurred primarily in North America, due to a ramp-up in SCBA and Thermal Imaging Camera production to meet fire service market demand, and in Europe, related to large government orders for gas masks and police helmets. The increase in trade receivables was primarily in North America, and reflects the previously-discussed increase in sales. The increases in trade receivables and inventories, as reported on our balance sheet, include currency exchange effects of $3.5 million and $4.3 million, respectively.

Investing activities used cash of $10.3 million during the three months ended March 31, 2008, compared to using $11.5 million in the same quarter last year. During the three months ended March 31, 2008 and 2007, we used cash of $10.1 million and $4.7 million, respectively, for property additions. Higher capital spending in the current quarter includes costs associated with the construction of our new facility in Suzhou, China, as well as building improvement projects in Brazil and Australia. During the first three months of 2007, we used cash of $5.7 million to acquire Acceleron Technologies, LLC.

Financing activities provided cash of $5.9 million during the three months ended March 31, 2008, compared to using $4.7 million during the first quarter of 2007. During the first three months of 2008, we paid cash dividends of $7.9 million compared to paying dividends of $6.5 million in the first quarter of 2007. During the three months ended March 31, 2008 and 2007, we used cash of $0.4 million and $7.0 million, respectively, to purchase treasury shares. During the three months ended March 31, 2008 and 2007, our short term borrowings, increased $14.0 million and $7.7 million, respectively. Proceeds from short term borrowings were used primarily to finance property additions and increases in working capital and insurance receivables.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at March 31, 2008 resulted in a translation gain of $11.3 million being credited to the cumulative translation adjustments shareholders’ equity account during the three months ended March 31, 2008, compared to a gain of $0.9 million during the three months ended March 31, 2007. Translation gains in both quarters were primarily due to the strengthening of the euro, partially offset by a weakening of the South African rand.

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,600 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 16,500 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

We regularly evaluate the collectibility of these receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $46.5 million and $39.1 million at March 31, 2008 and December 31, 2007, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraph, we believe that the recorded balance is fully recoverable from carriers.

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

The more critical judgments and estimates used in the preparation of our financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, which replaces FAS No. 141, Business Combinations. FAS No. 141(R) changes a number of significant aspects of the application of the acquisition method of accounting for business combinations. Under FAS No. 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will generally affect income tax expense. FAS No. 141(R) is effective on a prospective basis for business combinations with acquisition dates on or after the January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). We do not expect that the adoption of this statement, as it relates to past acquisitions, will have a material effect on our consolidated results of operations or financial condition.

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

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) be reported in the appropriate line item in each company’s financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. We are currently evaluating the impact of adopting this statement.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the three months ended March 31, 2008 by approximately $12.5 million and $0.5 million, respectively. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2008, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At March 31, 2008, the swap agreement had a notional amount of $20.0 million and a fair market value of $0.4 million in our favor. The swap will expire in 2012. The notional amount of the swap will decline $4.0 million per year beginning in August 2008. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.3 million in the fair value of the interest rate swap.

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

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2008	—	—	—	1,091,199
February 1 – February 29, 2008	—	—	—	1,214,166
March 1 – March 31, 2008	9,174	$41.58	—	1,182,331

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

Shares purchased during March 2008 related to stock compensation transactions.

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

MINE SAFETY APPLIANCES COMPANY

May 1, 2008	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President — Finance; Duly Authorized Officer and Principal Financial Officer