Form 10-Q
period 2008-06-30
MINE SAFETY APPLIANCES CO
filed 2008-07-28
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

On July 25, 2008, there were 35,782,366 shares of common stock outstanding, not including 2,386,889 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales	$293,162	$249,099	$559,506	$475,038
Other income	1,492	1,063	2,408	1,464

	294,654	250,162	561,914	476,502

Costs and expenses
Cost of products sold	181,573	155,303	341,565	292,073
Selling, general and administrative	68,919	58,777	135,013	115,349
Research and development	9,202	6,787	16,554	12,714
Restructuring and other charges	1,125	2,261	2,231	2,495
Interest	2,281	2,232	4,775	4,225
Currency exchange (gains) losses	(76)	(1,469)	4,018	(1,236)

	263,024	223,891	504,156	425,620

Income before income taxes	31,630	26,271	57,758	50,882
Provision for income taxes	11,676	8,943	21,777	17,486

Net income	19,954	17,328	35,981	33,396

Basic earnings per common share	$0.56	$0.49	$1.01	$0.93

Diluted earnings per common share	$0.55	$0.48	$1.00	$0.92

Dividends per common share	$0.24	$0.22	$0.46	$0.40

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	June 30 2008	December 31 2007
Assets
Current assets
Cash and cash equivalents	$67,009	$74,981
Trade receivables, less allowance for doubtful accounts of $6,219 and $6,558	220,800	205,737
Inventories	183,052	155,332
Deferred tax assets	23,431	21,821
Prepaid expenses and other current assets	43,220	39,179

Total current assets	537,512	497,050

Property, less accumulated depreciation of $290,787 and $276,583	140,267	130,445
Prepaid pension cost	220,309	212,304
Deferred tax assets	25,959	24,125
Goodwill	86,868	87,011
Other noncurrent assets	76,333	65,371

Total	1,087,248	1,016,306

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$70,283	$54,676
Accounts payable	55,861	50,648
Employees’ compensation	28,919	24,920
Insurance and product liability	18,214	15,192
Taxes on income	7,759	7,199
Other current liabilities	56,285	56,554

Total current liabilities	237,321	209,189

Long-term debt	103,289	103,726
Pensions and other employee benefits	134,148	126,790
Deferred tax liabilities	100,899	100,934
Other noncurrent liabilities	12,339	13,129

Total liabilities	587,996	553,768

Minority interests	844	1,007

Shareholders’ equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 35,782,366 and 35,661,776 shares)	67,453	63,303
Stock compensation trust — 2,386,889 and 2,530,206 shares	(12,461)	(13,208)
Treasury shares, at cost:
Preferred — 52,853 and 52,841 shares	(1,751)	(1,750)
Common — 23,912,136 and 23,889,409 shares	(255,971)	(255,096)
Accumulated other comprehensive income	49,564	36,233
Retained earnings	648,005	628,480

Total shareholders’ equity	498,408	461,531

Total	1,087,248	1,016,306

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Six Months Ended June 30
	2008	2007
Operating Activities
Net income	$35,981	$33,396
Depreciation and amortization	13,857	12,085
Pensions	(4,475)	(2,232)
Net gain on sale of investments and assets	(674)	(366)
Stock-based compensation	3,444	3,311
Deferred income taxes	(1,586)	(153)
Other noncurrent assets and liabilities	(14,189)	(10,616)
Currency exchange losses (gains)	4,018	(1,236)
Other, net	(71)	1,832

Operating cash flow before changes in working capital	36,305	36,021

Trade receivables	(10,743)	(14,380)
Inventories	(22,430)	(6,681)
Accounts payable and accrued liabilities	8,463	6,960
Prepaids and other current assets	(3,103)	(4,337)

Increase in working capital	(27,813)	(18,438)

Cash flow from operating activities	8,492	17,583

Investing Activities
Property additions	(19,582)	(13,488)
Property disposals	1,230	675
Acquisitions, net of cash acquired and other investing	(379)	(6,771)

Cash flow from investing activities	(18,731)	(19,584)

Financing Activities
Proceeds from (payments on) short-term debt, net	15,022	30,002
Cash dividends	(16,456)	(14,395)
Company stock purchases	(875)	(15,591)
Exercise of stock options	601	858
Excess tax benefit related to stock plans	852	574

Cash flow from financing activities	(856)	1,448

Effect of exchange rate changes on cash	3,123	961

(Decrease) increase in cash and cash equivalents	(7,972)	408
Beginning cash and cash equivalents	74,981	61,296

Ending cash and cash equivalents	67,009	61,704

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

(2) Restructuring and Other Charges

During the three and six month periods ended June 30, 2008, we recorded charges of $1.1 million ($0.7 million after tax) and $2.2 million ($1.4 million after tax), respectively. These charges for the six months ended June 30, 2008 included $1.7 million in North America, primarily related to stay bonuses and other costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.5 million were severance costs related to staff reductions associated with our strategic initiative to improve our business in Japan.

During the three and six month periods ended June 30, 2007, we recorded charges of $2.3 million ($1.5 million after tax) and $2.5 million ($1.6 million after tax), respectively. The charges for the six months ended June 30, 2007 were primarily related to reorganization activities. In Europe, charges of $1.0 million related to the reorganization of our management team. North American charges of $1.0 million were primarily stay bonuses related to moving fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and moving our Mexican manufacturing operations to a new factory in Queretaro, Mexico. The Clifton Plant closed during 2007. International charges of $0.5 million related to severance costs associated with workforce reductions in Brazil and Australia.

(3) Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2008	2007	2008	2007
Net income	$19,954	$17,328	$35,981	$33,396
Cumulative translation adjustments	2,046	2,364	13,331	3,271
Pension and other benefit plan adjustments, net of tax	—	(96)	—	188

Comprehensive income	22,000	19,596	49,312	36,855

Components of accumulated other comprehensive income are as follows:

(In thousands)	June 30 2008	December 31 2007
Cumulative translation adjustments	$32,817	$19,486
Pension and post-retirement plan adjustments	16,747	16,747

Accumulated other comprehensive income	49,564	36,233

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2008	2007	2008	2007
Net income	$19,954	$17,328	$35,981	$33,396
Preferred stock dividends	10	10	20	20

Income available to common shareholders	19,944	17,318	35,961	33,376

Basic earnings per common share	$0.56	$0.49	$1.01	$0.93

Diluted earnings per common share	$0.55	$0.48	$1.00	$0.92

Basic shares outstanding	35,594	35,689	35,567	35,777
Stock options	393	574	437	572

Diluted shares outstanding	35,987	36,263	36,004	36,349

Antidilutive stock options	434	185	434	185

(5) Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended June 30, 2008
Sales to external customers	$148,682	$76,853	$67,627	$—	$293,162
Intercompany sales	14,660	29,964	4,842	(49,466)	—
Net income	11,514	4,118	4,346	(24)	19,954

Six Months Ended June 30, 2008
Sales to external customers	$295,324	$137,258	$126,924	$—	$559,506
Intercompany sales	27,260	56,413	6,895	(90,568)	—
Net income	25,919	4,369	8,526	(2,833)	35,981

Three Months Ended June 30, 2007
Sales to external customers	$131,818	$56,026	$61,255	$—	$249,099
Intercompany sales	11,496	23,075	1,676	(36,247)	—
Net income	10,532	1,830	4,405	561	17,328

Six Months Ended June 30, 2007
Sales to external customers	$254,719	$109,113	$111,206	$—	$475,038
Intercompany sales	21,644	45,714	3,236	(70,594)	—
Net income	21,133	4,444	7,634	185	33,396

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Three months ended June 30
Service cost	$2,408	$2,686	$179	$175
Interest cost	4,809	4,286	534	381
Expected return on plan assets	(9,330)	(8,333)	—	—
Amortization of transition amounts	3	11	—	—
Amortization of prior service cost	45	43	(90)	(90)
Recognized net actuarial (gains) losses	(250)	237	412	211

Net periodic benefit (credit) cost	(2,315)	(1,070)	1,035	677

Six months ended June 30
Service cost	$4,795	$5,264	$347	$318
Interest cost	9,579	8,758	928	742
Expected return on plan assets	(18,442)	(16,886)	—	—
Amortization of transition amounts	5	22	—	—
Amortization of prior service cost	92	85	(179)	(180)
Recognized net actuarial (gains) losses	(504)	525	607	390

Net periodic benefit (credit) cost	(4,475)	(2,232)	1,703	1,270

We made net contributions of $1.2 million to our pension plans during the six months ended June 30, 2008. We expect to make net contributions of approximately $2.4 million to our pension plans in 2008.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the six months ended June 30, 2008 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2008	$87,011	$15,633
Goodwill and intangible assets acquired	—	233
Adjustments to purchase price allocation	(1,289)	1,289
Amortization expense	—	(1,600)
Currency translation and other	1,146	(118)

Net balances at June 30, 2008	86,868	15,437

At June 30, 2008, goodwill of approximately $63.5 million, $19.9 million, and $3.5 million related to the North American, European, and International operating segments, respectively.

In March 2008, we finalized the allocation of the purchase price related to the March 2007 acquisition of Acceleron Technologies, LLC. The final allocation resulted in a $1.3 million adjustment between goodwill and intangibles.

(8) Inventories

(In thousands)	June 30 2008	December 31 2007
Finished products	$76,654	$64,513
Work in process	36,772	28,582
Raw materials and supplies	69,626	62,237

Total inventories	183,052	155,332

(9) Stock Plans

On May 13, 2008, the shareholders approved the 2008 Management Equity Incentive Plan and the 2008 Non-Employee Directors’ Equity Incentive Plan. The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2018. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock awards to non-employee directors through May 2018. These plans replace the 1998 Management Share Incentive Plan and the 1990 Non-Employee Directors’ Stock Option Plan. Our stock-based compensation includes stock options and restricted stock awards. Stock options are granted at market value option prices and expire after ten years, with limited instances of option prices in excess of market value and expiration after five years. Stock options granted after 2005 are exercisable beginning three years after the grant date. Stock options granted in 2005 and earlier years were fully vested as of December 31, 2005. Restricted stock awards are granted without payment to the company and generally vest three years after the grant date. Certain restricted stock awards for management retention vest in three equal tranches four, five, and six years after the grant date. Unvested restricted stock awards for management retention are forfeited if the grantee’s employment with the company terminates for any reason other than death or disability. Restricted stock awards are valued at the market value of the stock on the award date. We issue Stock Compensation Trust shares or new shares for stock option exercises and restricted stock awards.

Stock-based compensation expense was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2008	2007	2008	2007
Restricted stock awards	$650	$701	$1,782	$1,730
Stock option grants	576	233	1,662	1,581

Total compensation expense before income taxes	1,226	934	3,444	3,311
Income tax benefit	432	325	1,202	1,159

Total compensation expense, net of income tax benefit	794	609	2,242	2,152

A summary of stock option activity for the six months ended June 30, 2008 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	1,562,405	$23.12
Granted	224,961	44.93
Exercised	(73,166)	8.22

Outstanding at June 30, 2008	1,714,200	26.62

Exercisable at June 30, 2008	1,237,668	20.53

A summary of restricted stock award activity for the six months ended June 30, 2008 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	183,333	$42.00
Granted	71,900	44.68
Vested	(53,999)	43.97
Forfeited	(1,080)	43.25

Unvested at June 30, 2008	200,154	42.42

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

The fair value of the interest rate swap at June 30, 2008 has been recorded as a liability of $0.1 million, that is included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt. The fair value of the interest rate swap at December 31, 2007 was recorded as a liability of $0.2 million, that was included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference resulted in no change in interest expense during the six months ended June 30, 2008 and an increase in interest expense of $0.2 million during the six months ended June 30, 2007.

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

(12) Income Taxes

At June 30, 2008, we had a gross liability for unrecognized tax benefits of $5.7 million. We have recognized tax benefits associated with these liabilities of $2.2 million at June 30, 2008. These balances are unchanged since December 31, 2007. We do not expect that the total amount of the unrecognized tax benefit will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. At June 30, 2008, we had $0.5 million of accrued interest related to unrecognized tax benefits.

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

(14) Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,600 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 16,600 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

We are currently involved in coverage litigation with Century Indemnity Company (Century). Century filed a lawsuit in the Superior Court of New Jersey seeking a declaration of Century’s obligations with respect to certain asbestos, silica and other claims under five insurance policies issued to us by Century. The New Jersey Superior Court issued an order granting our motion to dismiss this case on jurisdictional grounds. Century appealed that order and on February 26, 2008, the Appellate Division of the Superior Court of New Jersey affirmed the decision of the trial court dismissing the case. The decision of the appellate court was not appealed and the New Jersey action is concluded. We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached the five insurance policies by failing to pay amounts owing to us. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit in favor of the New Jersey action. The court also denied certain preliminary motions filed by both parties to narrow the issues in dispute. It is expected that additional motions will be filed during discovery. We believe that Century’s refusal to indemnify us under the policies is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $51.2 million and $39.1 million at June 30, 2008 and December 31, 2007, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraph, we believe that the recorded balance is fully recoverable from carriers.

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

International. Our International segment includes operating entities located in Abu Dhabi, Argentina, Australia, Brazil, Chile, China, Hong Kong, India, Indonesia, Japan, Malaysia, Peru, Singapore, South Africa,

Thailand, and Zambia, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany, and France, or are purchased from third party vendors.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net sales. Net sales for the three months ended June 30, 2008 were $293.2 million, an increase of $44.1 million, or 18%, compared with $249.1 million for the three months ended June 30, 2007.

	Three Months Ended June 30		Dollar Increase	Percent Increase
(In millions)	2008	2007
North America	$148.7	$131.8	$16.9	13%
Europe	76.9	56.0	20.9	37
International	67.6	61.3	6.3	10

Net sales by the North American segment were $148.7 million for the second quarter of 2008, an increase of $16.9 million, or 13%, compared to $131.8 million for the second quarter of 2007. During the second quarter of 2008, our sales of self-contained breathing apparatus (SCBA) improved $9.6 million. Higher SCBA sales reflect $12.6 million in shipments of our Firehawk ® M7 Responder to the U.S. Air Force. Instrument sales were $3.4 million higher in the current quarter, primarily due to strong shipments of our new Altair® multigas detectors to the oil and gas industry. Sales of head protection, primarily to the construction industry, improved $2.0 million in the current quarter. Higher sales of Advanced Combat Helmets to the U.S. Army and CG634 helmets to the Canadian Forces, up $3.9 million and $4.9 million, respectively, in the current quarter, were somewhat offset by a $2.9 million decrease in shipments of other ballistic protection.

Net sales for the European segment were $76.9 million for the second quarter of 2008, an increase of $20.9 million, or 37%, compared to $56.0 million for the second quarter of 2007. Local currency sales in Europe were $8.6 million higher than in the same quarter last year. The increase reflects strong sales of SCBAs and air purifying respirators in Eastern Europe and higher shipments of helmets to the fire service and law enforcement agencies in France. Currency translation effects increased European segment sales, when stated in U.S. dollars, by $12.3 million, reflecting the stronger euro.

Net sales for the International segment were $67.6 million in the second quarter of 2008, an increase of $6.3 million, or 10%, compared to $61.3 million for the second quarter of 2007. The sales increase was primarily in Africa and Latin America, where local currency sales were up $3.9 million and $4.1 million, respectively. The improvement in Africa was primarily due to strong growth in sales to the mining industry. These increases were partially offset by lower sales in the Middle East, where second quarter 2007 sales included a $4.8 million shipment of ballistic vests to the Iraq Joint Contracting Command. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $3.6 million, primarily related to a strengthening of the Australian dollar and the Brazilian real.

Cost of products sold. Cost of products sold was $181.6 million in the second quarter of 2008, compared to $155.3 million in the second quarter of 2007. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the second quarters of 2008 and 2007 of $2.3 million and $1.1 million, respectively.

Gross profit. Gross profit for the second quarter of 2008 was $111.6 million, which was $17.8 million, or 19%, higher than gross profit of $93.8 million in the second quarter of 2007. The ratio of gross profit to net sales was 38.1% in the second quarter of 2008 compared to 37.7% in the same quarter last year. The higher gross profit ratio in the second quarter of 2008 was primarily related to sales mix and our ongoing efforts to reduce costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $68.9 million during the second quarter of 2008, an increase of $10.1 million, or 17%, compared to $58.8 million in the second quarter of 2007. Selling, general and administrative expenses were 23.5% of net sales in the second quarter of 2008 compared to 23.6% of net sales in the second quarter of 2007. Local currency selling, general and administrative expenses in the European and International segments were up $3.4 million, reflecting our increased focus on global initiatives and the higher selling and marketing expenses required to sustain sales growth in these markets. North American segment selling, general and administrative expenses were up $3.3 million quarter-to-quarter, primarily due to the increased selling and marketing expenses required to support higher sales levels. Currency exchange effects increased second quarter 2008 administrative expense, when stated in U.S. dollars, by $3.7 million, primarily related to a stronger euro, Australian dollar, and Brazilian real.

Research and development expense. Research and development expense was $9.2 million during the second quarter of 2008, an increase of $2.4 million, or 36%, compared to $6.8 million during the second quarter of 2007. The increase occurred in the United States and Germany and reflects our continued focus on developing innovative new products.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $7.1 million for the second quarter of 2008, an increase of $1.0 million, or 16%, compared to $6.1 million for the second quarter of 2007. The increase in depreciation expense was primarily on production and computer equipment in North America.

Restructuring and other charges. During the second quarter 2008, we recorded charges of $1.1 million. These charges were primarily related to stay bonuses and other costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant.

During the second quarter of 2007, we recorded charges of $2.3 million, primarily related to reorganization activities. In Europe, charges of $1.0 million related to the reorganization of our management team. North American charges of $0.8 million were primarily stay bonuses related to moving fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and moving our Mexican manufacturing operations to a new factory in Queretaro, Mexico. The Clifton plant, which employed about 70 associates, was closed during 2007. International charges of $0.5 million related to severance costs associated with workforce reductions in Brazil and Australia.

Currency exchange (gains) losses. Currency exchange gains were insignificant in the second quarter of 2008. Currency exchange gains of $1.5 million in the second quarter of 2007 were primarily related to the Canadian dollar and the Australian dollar.

Income taxes. The effective tax rate for the second quarter of 2008 was 36.9% compared to 34.0% for the same quarter last year. The higher effective tax rate in the current quarter reflects a less favorable non-U.S. tax profile and the expiration of the research and development tax credit in the U.S.

We file a U.S. federal income tax return and various state and foreign income tax returns. Examinations of our U.S. federal returns have been completed through 2002. The Internal Revenue Service is currently examining our U.S. federal tax returns for the years 2003 through 2006. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2002.

Net income. Net income for the three months ended June 30, 2008 was $20.0 million, an increase of $2.7 million, or 15%, compared to $17.3 million for the same quarter last year. Basic earnings per share of common stock was $0.56 for the second quarter of 2008, compared to $0.49 for the second quarter of 2007.

North American segment net income for the second quarter of 2008 was $11.5 million, an increase of $1.0 million, or 9%, compared to $10.5 million in the second quarter of 2007. Higher net income in North America was primarily related to the previously-discussed increase in sales.

European segment net income for the second quarter of 2008 was $4.1 million, an increase of $2.3 million, or 125%, compared to net income of $1.8 million during the second quarter of 2007. Current quarter net income for the European segment includes a $0.5 million after-tax gain on the sale of property in France. Currency translation effects increased European segment net income, when stated in U.S. dollars, by approximately $0.5 million, reflecting the stronger euro. The remainder of the increase in European segment net income was primarily related to the previously-discussed increase in local currency sales.

International segment net income for the second quarter of 2008 was $4.3 million, compared to $4.4 million in the same quarter last year. Currency translation effects were not significant.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net sales. Net sales for the six months ended June 30, 2008 were $559.5 million, an increase of $84.5 million, or 18%, compared with $475.0 million in the same period in 2007.

	Six Months Ended June 30		Dollar Increase	Percent Increase
(In millions)	2008	2007
North America	$295.3	$254.7	$40.6	16%
Europe	137.3	109.1	28.2	26
International	126.9	111.2	15.7	14

Net sales in the North America segment were $295.3 million for the six months ended June 30, 2008, an increase of $40.6 million, or 16%, compared to $254.7 million for the same period in 2007. SCBA sales during the six months ended June 30, 2008 were $24.4 million higher than in the same period last year. The increase reflects improved availability of fire department funding under the U.S. Assistance to Firefighters Grant program and the release of customer orders that had been delayed during the second half of 2007 as manufacturers and the fire service market made the transition to a new National Fire Protection Association (NFPA) standard for SCBAs. SCBA sales during the first half of 2008 also include $12.6 million in shipments of our Firehawk ® M7 Responder to the U.S. Air Force. Fire service market sales of thermal imaging cameras and fire helmets were up $2.7 million in the first half of 2008. Sales of head protection, primarily to the construction industry, improved $3.6 million in the current period. Higher sales of Advanced Combat Helmets to the U.S. Army and CG634 helmets to the Canadian Forces, up $8.3 million and $9.1 million, respectively, in the current period, were partially offset by a $2.5 million decrease in shipments of other ballistic protection.

In Europe, net sales for the six months ended June 30, 2008 were $137.3 million, an increase of $28.2 million, or 26%, compared to $109.1 million in the same period in 2007. The increase in European sales, when stated in U.S. dollars, includes favorable currency translation effects of $23.1 million, primarily due to a stronger euro in the current period. Local currency sales in Europe for the six months ended June 30, 2008 were $5.1 million higher than in the same period last year. The increase reflects improved sales of SCBAs and air purifying respirators in Eastern Europe and higher shipments of helmets to the fire service and law enforcement agencies in France.

Net sales for the International segment were $126.9 million for the six months ended June 30, 2008, an increase of $15.7 million, or 14%, compared to $111.2 million in the same period in 2007. Local currency sales in the International segment for the six months ended June 30, 2008 were $7.9 million higher than in the same period last year. The sales increase was primarily in Latin America and Africa where local currency sales were up $6.3 million and $6.8 million, respectively. The improvement in Africa was primarily due to strong growth in sales to the mining industry. These increases were partially offset by lower sales in the Middle East, where sales for the six months ended June 30, 2007 included a $4.8 million shipment of ballistic vests to the Iraq Joint Contracting Command. The increase in International segment sales, when stated in U.S. dollars, includes favorable currency translation effects of $7.8 million, primarily due to a stronger Brazilian real and Australian dollar in the current period.

Cost of products sold. Cost of products sold was $341.6 million for the six months ended June 30, 2008 compared to $292.1 million in the same period in 2007.

Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits during the six month periods ended June 30, 2008 and 2007 of $4.5 million and $2.2 million, respectively.

Gross profit. Gross profit for the six months ended June 30, 2008 was $217.9 million, which was $34.9 million, or 19%, higher than gross profit of $183.0 million in the same period in 2007. The ratio of gross profit to net sales was 39.0% in the six months ended June 30, 2008 compared to 38.5% in the same period last year. The higher gross profit ratio in the first half of 2008 was primarily related to sales mix and our ongoing efforts to reduce costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $135.0 million during the six months ended June 30, 2008, an increase of $19.7 million, or 17%, compared to $115.3 million in the same period in 2007. Selling, general and administrative expenses were 24.1% of net sales in the six months ended June 30, 2008 compared to 24.3% of net sales in the first half of 2007. Local currency selling, general and administrative expenses in the European and International segments were up $8.5 million in the six months ended June 30, 2008, reflecting our increased focus on global initiatives and the higher selling and marketing expenses required to sustain our sales growth in these markets. North American segment selling, general and administrative expenses were up $4.7 million, primarily due to the increased selling and marketing expenses required to support higher sales levels. Currency exchange effects increased selling, general and administrative expenses, when stated in U.S. dollars, by $7.1 million, primarily due to a stronger euro, Brazilian real, and Australian dollar.

Research and development expense. Research and development expense was $16.6 million during the six months ended June 30, 2008, an increase of $3.9 million, or 30%, compared to $12.7 million during the first half of 2007. The increase occurred in the United States and Germany and reflects our continued focus on developing innovative new products.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $13.9 million for the six months ended June 30, 2008, an increase of $1.8 million, or 15%, compared to $12.1 million for the same period in 2007. The increase in depreciation expense was primarily on production and computer equipment in North America.

Restructuring and other charges. During the six months ended June 30, 2008, we recorded charges of $2.2 million. These charges were primarily related to stay bonuses and other costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant.

During the six months ended June 30, 2007, we recorded charges of $2.5 million, primarily related to reorganization activities. In Europe, charges of $1.0 million related to the reorganization of our management team. North American charges of $1.0 million were primarily stay bonuses related to moving fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and moving our Mexican manufacturing operations to a new factory in Queretaro, Mexico. The Clifton Plant, which employed about 70 associates, was closed during 2007. International charges of $0.5 million related to severance costs associated with workforce reductions in Brazil and Australia.

Interest expense. Interest expense was $4.8 million during the six months ended June 30, 2008 compared to $4.2 million in the same period last year. The increase in interest expense was primarily due to higher short term debt.

Currency exchange (gains) losses. Currency exchange losses were $4.0 million during the six months ended June 30, 2008, compared to currency exchange gains of $1.2 million during the same period last year. Currency exchange losses during the first half of 2008 were primarily unrealized, and related to the effect of a stronger euro and a weaker South African rand on intercompany balances and losses on Canadian dollar trade receivables. The currency exchange gains during the first half of 2007 were primarily related to the strengthening of the Canadian dollar and Australian dollar.

Income taxes. The effective tax rate for the six months ended June 30, 2008 was 37.7% compared to 34.4% for the same period last year. The higher effective tax rate in the current period reflects a less favorable non-U.S. tax profile and the expiration of the research and development tax credit in the U.S. The income tax provision for the six months ended June 30, 2008 also includes a one-time charge of $0.4 million in Germany, related to a tax law change that imposed a 3% flat tax on previously untaxed subsidies.

We file a U.S. federal income tax return and various state and foreign income tax returns. Examinations of our federal return have been completed through 2002. The Internal Revenue Service is currently examining our U.S. federal income tax returns for the years 2003 through 2006. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2002.

Net income. Net income for the six months ended June 30, 2008 was $36.0 million, an increase of $2.6 million, or 8%, compared to $33.4 million for the six months ended June 30, 2007. Basic earnings per share of common stock was $1.01 for the six months ended June 30, 2008, compared to $0.93 for the same period last year.

North American segment net income for the six months ended June 30, 2008 was $25.9 million, an increase of $4.8 million, or 23%, compared to $21.1 million in the same period last year. The increase in North American net income was primarily due to the previously-discussed increase in sales.

European segment net income for the six months ended June 30, 2008 was $4.4 million, unchanged from $4.4 million for the first half of 2007. As previously noted, the income tax provision for the six months ended June 30, 2008 included a one-time charge of $0.4 million in Germany, related to a tax law change that imposed a 3% flat tax on previously untaxed subsidies and a $0.5 million after-tax gain on the sale of property in France. Currency translation effects increased European segment net income, when stated in U.S. dollars, by approximately $1.0 million, reflecting the stronger euro.

International segment net income for the six months ended June 30, 2008 was $8.5 million, an increase of $0.9 million, or 12%, compared to $7.6 million in the same period last year. Currency translation effects increased International segment net income, when stated in U.S. dollars, by approximately $0.3 million. The remainder of the increase was primarily due to the previously-discussed increase in local currency sales.

The loss of $2.8 million for the six months ended June 30, 2008 reported in reconciling items was primarily related to the previously-discussed currency exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, acquisitions, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents decreased $8.0 million during the six months ended June 30, 2008, compared to an increase of $0.4 million during the six months ended June 30, 2007.

Operating activities provided cash of $8.5 million during the six months ended June 30, 2008, compared to providing cash of $17.6 million during the six months ended June 30, 2007. Lower cash flow from operations in the six months ended June 30, 2008 reflected an increase of $12.1 million in amounts due from insurance carriers, as well as increases in working capital items, particularly inventory. During the six months ended June 30, 2008, inventories increased $22.4 million, compared to an increase of $6.7 million in the same period last year. LIFO inventories were $183.1 million at June 30, 2008 and $155.3 million at December 31, 2007. Trade receivables were $220.8 million at June 30, 2008 and $205.7 million at December 31, 2007. The increase in inventories occurred primarily in North America and was largely due to a ramp-up in SCBA and Thermal Imaging Camera production to meet an expected increase in fire service market demand. The increase in trade receivables was primarily in North America, and reflects the previously-discussed increase in sales. The increases in trade receivables and inventories, as reported on our balance sheet, include currency exchange effects of $4.3 million and $5.3 million, respectively.

Investing activities used cash of $18.7 million during the six months ended June 30, 2008, compared to using $19.6 million in the same period last year. During the six months ended June 30, 2008 and 2007, we used cash of $19.6 million and $13.5 million, respectively, for property additions. Higher capital spending in the current period includes costs associated with the construction of our new facility in Suzhou, China, as well as major building improvement projects in Brazil and Australia. During the first six months of 2007, we used cash of $5.7 million to acquire Acceleron Technologies, LLC.

Financing activities used cash of $0.9 million during the six months ended June 30, 2008, compared to providing cash of $1.4 million in the first half of 2007. During the first six months of 2008, we paid cash dividends of $16.5 million compared to paying dividends of $14.4 million in the first half of 2007. During the six months ended June 30, 2008 and 2007, we used cash of $0.9 million and $15.6 million, respectively, to purchase treasury shares. During the six months ended June 30, 2008 and 2007, our short-term borrowings, increased $15.0 million and $30.0 million, respectively. Proceeds from short-term borrowings were used primarily to finance property additions and increases in working capital and insurance receivables.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at June 30, 2008 resulted in a translation gain of $13.3 million being credited to the cumulative translation adjustments shareholders’ equity account during the six months ended June 30, 2008, compared to a gain of $3.3 million during the six months ended June 30, 2007. Translation gains in both periods were primarily due to the strengthening of the euro.

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,600 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 16,600 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

We are currently involved in coverage litigation with Century Indemnity Company (Century). Century filed a lawsuit in the Superior Court of New Jersey seeking a declaration of Century’s obligations with respect to certain asbestos, silica and other claims under five insurance policies issued to us by Century. The New Jersey Superior Court issued an order granting our motion to dismiss this case on jurisdictional grounds. Century appealed that order and on February 26, 2008, the Appellate Division of the Superior Court of New Jersey affirmed the decision of the trial court dismissing the case. The decision of the appellate court was not appealed and the New Jersey action is concluded. We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached the five insurance policies by failing to pay amounts owing to us. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit in favor of the New Jersey action. The court also denied certain preliminary motions filed by both parties to narrow the issues in dispute. It is expected that additional motions will be filed during discovery. We believe that Century’s refusal to indemnify us under the policies is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $51.2 million and $39.1 million at June 30, 2008 and December 31, 2007, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraph, we believe that the recorded balance is fully recoverable from carriers.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the six months ended June 30, 2008 by approximately $26.4 million and $1.3 million, respectively. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2008, contracts for the purpose of hedging cash flows were not significant.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At June 30, 2008, the swap agreement had a notional amount of $20.0 million and a fair market value of $0.1 million in favor of the bank. The swap will expire in 2012. The notional amount of the swap will decline $4.0 million per year beginning in August 2008. A hypothetical increase of 10% in market interest rates would not have a significant effect on the fair value of the interest rate swap.

We have $100.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.8 million, excluding the impact of outstanding hedge instruments. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2008	—	—	—	1,310,202
May 1 – May 31, 2008	12,473	$39.55	—	1,180,898
June 1 – June 30, 2008	—	—	—	1,217,810

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

Shares purchased during May 2008 related to stock compensation transactions.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 13, 2008. The following matters were acted upon:

Election of Directors

William M. Lambert, Diane M. Pearse, and L. Edward Shaw, Jr. were elected to serve until the annual meeting in 2011 by the following votes:

	Votes For	Votes Withheld
William M. Lambert	31,975,512	4,298,227
Diane M. Pearse	36,032,481	241,258
L. Edward Shaw, Jr.	29,500,048	6,773,691

Thomas H. Witmer was elected to serve until the annual meeting in 2009 by the following votes:

	Votes For	Votes Withheld
Thomas H. Witmer	35,858,329	415,410

Directors whose term of office continued after the meeting are Robert A. Bruggeworth, James A. Cederna, Thomas B. Hotopp, John T. Ryan III, and John C. Unkovic.

Adoption of the 2008 Management Equity Incentive Plan

The 2008 Management Equity Incentive Plan was adopted by the following votes:

Votes For	Votes Against	Abstentions/Broker Nonvotes
30,064,674	1,251,485	4,957,580

Adoption of the 2008 Non-Employee Directors’ Equity Incentive Plan

The 2008 Non-Employee Directors’ Equity Incentive Plan was adopted by the following votes:

Votes For	Votes Against	Abstentions/Broker Nonvotes
28,858,049	2,453,622	4,962,068

Selection of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP was selected as the independent registered public accounting firm for the year ending December 31, 2008 by the following votes:

Votes For	Votes Against	Abstentions/Broker Nonvotes
33,372,353	368,646	2,532,740

Item 6.	EXHIBITS

(a) Exhibits

10.1*	2008 Management Equity Incentive Plan, filed as Exhibit 10.1 to Form 8-K dated May 13, 2008, is incorporated herein by reference

10.2*	2008 Non-Employee Directors’ Equity Incentive Plan

10.3	Trust Agreement, effective June 1, 1996, as amended through May 13, 2008, between the registrant and PNC Bank, N.A. regarding the Mine Safety Appliances Company Stock Compensation Trust

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. (S)1350

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

July 28, 2008	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President — Finance; Duly Authorized Officer and Principal Financial Officer