Form 10-Q
period 2008-09-30
MINE SAFETY APPLIANCES CO
filed 2008-10-27
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

On October 24, 2008, there were 35,786,621 shares of common stock outstanding, not including 2,378,462 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net sales	$285,941	$247,675	$845,447	$722,713
Other income	1,426	11,249	3,834	12,713

	287,367	258,924	849,281	735,426

Costs and expenses
Cost of products sold	177,203	157,407	518,768	449,480
Selling, general and administrative	67,921	62,362	202,934	177,711
Research and development	9,485	7,560	26,039	20,274
Restructuring and other charges	1,045	707	3,276	3,202
Interest	2,307	2,653	7,082	6,878
Currency exchange (gains) losses	(879)	(23)	3,139	(1,259)

	257,082	230,666	761,238	656,286

Income before income taxes	30,285	28,258	88,043	79,140
Provision for income taxes	12,342	11,523	34,119	29,009

Net income	17,943	16,735	53,924	50,131

Basic earnings per common share	$0.50	$0.47	$1.51	$1.40

Diluted earnings per common share	$0.50	$0.46	$1.50	$1.38

Dividends per common share	$0.24	$0.22	$0.70	$0.62

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	September 30 2008	December 31 2007
Assets
Current assets
Cash and cash equivalents	$49,877	$74,981
Trade receivables, less allowance for doubtful accounts of $6,085 and $6,558	206,088	205,737
Inventories	177,778	155,332
Deferred tax assets	23,153	21,821
Prepaid expenses and other current assets	55,494	39,179

Total current assets	512,390	497,050

Property, less accumulated depreciation of $282,209 and $276,583	137,907	130,445
Prepaid pension cost	224,419	212,304
Deferred tax assets	25,253	24,125
Goodwill	84,327	87,011
Other noncurrent assets	77,934	65,371

Total	1,062,230	1,016,306

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$74,580	$54,676
Accounts payable	54,587	50,648
Employees’ compensation	28,492	24,920
Insurance and product liability	24,917	15,192
Taxes on income	7,395	7,199
Other current liabilities	54,909	56,554

Total current liabilities	244,880	209,189

Long-term debt	93,448	103,726
Pensions and other employee benefits	126,234	126,790
Deferred tax liabilities	100,686	100,934
Other noncurrent liabilities	11,247	13,129

Total liabilities	576,495	553,768

Minority interests	909	1,007

Shareholders’ equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 35,786,942 and 35,661,776 shares)	68,603	63,303
Stock compensation trust — 2,378,462 and 2,530,206 shares	(12,417)	(13,208)
Treasury shares, at cost:
Preferred — 52,878 and 52,841 shares	(1,752)	(1,750)
Common — 23,915,987 and 23,889,409 shares	(256,065)	(255,096)
Accumulated other comprehensive income	25,539	36,233
Retained earnings	657,349	628,480

Total shareholders’ equity	484,826	461,531

Total	1,062,230	1,016,306

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Nine Months Ended September 30
	2008	2007
Operating Activities
Net income	$53,924	$50,131
Depreciation and amortization	21,108	17,613
Pensions	(6,768)	(3,507)
Net gain on sale of investments and assets	(628)	(11,001)
Stock-based compensation	4,444	4,047
Deferred income taxes	(2,795)	1,257
Other noncurrent assets and liabilities	(16,135)	(19,810)
Currency exchange losses (gains)	3,139	(1,259)
Other, net	(1,812)	2,738

Operating cash flow before changes in working capital	54,477	40,209

Trade receivables	(6,756)	(13,944)
Inventories	(30,097)	(8,658)
Accounts payable and accrued liabilities	20,686	21,968
Prepaids and other current assets	(17,056)	(5,115)

Increase in working capital	(33,223)	(5,749)

Cash flow from operating activities	21,254	34,460

Investing Activities
Property additions	(30,931)	(22,469)
Property disposals	1,845	14,596
Acquisitions, net of cash acquired and other investing	(2,247)	(6,953)

Cash flow from investing activities	(31,333)	(14,826)

Financing Activities
Proceeds from (payments on) short-term debt, net	19,820	46,659
Payments on long-term debt	(10,000)	(2,000)
Cash dividends	(25,055)	(22,285)
Company stock purchases	(970)	(25,561)
Exercise of stock options	754	1,947
Excess tax benefit related to stock plans	894	1,334

Cash flow from financing activities	(14,557)	94

Effect of exchange rate changes on cash	(468)	2,851

(Decrease) increase in cash and cash equivalents	(25,104)	22,579
Beginning cash and cash equivalents	74,981	61,296

Ending cash and cash equivalents	49,877	83,875

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

(2) Restructuring and Other Charges

During the three and nine month periods ended September 30, 2008, we recorded charges of $1.0 million ($0.7 million after tax) and $3.3 million ($2.1 million after tax), respectively. For the nine months ended September 30, 2008, these charges included $2.8 million in North America, primarily related to stay bonuses and other costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.5 million for the nine months ended September 30, 2008 were severance costs related to workforce reductions associated with our strategic initiative to improve our business in Japan.

During the three and nine month periods ended September 30, 2007, we recorded charges of $0.7 million ($0.4 million after tax) and $3.2 million ($2.0 million after tax), respectively. These charges for the nine months ended September 30, 2007 were primarily related to reorganization activities. North American charges of $1.7 million were primarily stay bonuses and severance costs associated with our Project Magellan initiative to move fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and to move our Mexican manufacturing operations to a new factory in Queretaro, Mexico. European charges of $1.0 million related to severance costs associated with the reorganization of our management team. International charges of $0.5 million related to severance costs associated with the workforce reductions in Brazil and Australia.

(3) Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2008	2007	2008	2007
Net income	$17,943	$16,735	$53,924	$50,131
Cumulative translation adjustments	(24,025)	7,404	(10,694)	10,675
Pension and other benefit plan adjustments, net of tax	—	(667)	—	(479)

Comprehensive income	(6,082)	23,472	43,230	60,327

Components of accumulated other comprehensive income are as follows:

(In thousands)	September 30 2008	December 31 2007
Cumulative translation adjustments	$8,792	$19,486
Pension and post-retirement plan adjustments	16,747	16,747

Accumulated other comprehensive income	25,539	36,233

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2008	2007	2008	2007
Net income	$17,943	$16,735	$53,924	$50,131
Preferred stock dividends	10	10	30	30

Income available to common shareholders	17,933	16,725	53,894	50,101

Basic earnings per common share	$0.50	$0.47	$1.51	$1.40

Diluted earnings per common share	$0.50	$0.46	$1.50	$1.38

Basic shares outstanding	35,617	35,559	35,584	35,713
Stock options	344	600	406	581

Diluted shares outstanding	35,961	36,159	35,990	36,294

Antidilutive stock options	756	2	756	2

(5) Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended September 30, 2008
Sales to external customers	$140,819	$72,796	$72,326	$—	$285,941
Intercompany sales	16,556	29,965	3,761	(50,282)	—
Net income	10,914	1,672	4,170	1,187	17,943

Nine Months Ended September 30, 2008
Sales to external customers	$436,143	$210,054	$199,250	$—	$845,447
Intercompany sales	43,816	86,378	10,656	(140,850)	—
Net income	36,833	6,041	12,696	(1,646)	53,924

Three Months Ended September 30, 2007
Sales to external customers	$129,737	$58,800	$59,138	$—	$247,675
Intercompany sales	10,942	20,577	1,950	(33,469)	—
Net income	13,797	(379)	3,878	(561)	16,735

Nine Months Ended September 30, 2007
Sales to external customers	$384,456	$167,913	$170,344	$—	$722,713
Intercompany sales	32,586	66,291	5,186	(104,063)	—
Net income	34,930	4,065	11,512	(376)	50,131

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Three months ended September 30
Service cost	$2,585	$2,371	$173	$159
Interest cost	4,797	4,455	463	371
Expected return on plan assets	(9,267)	(8,467)	—	—
Amortization of transition amounts	7	10	—	—
Amortization of prior service cost	46	43	(89)	(87)
Recognized net actuarial (gains) losses	(461)	313	304	192

Net periodic benefit (credit) cost	(2,293)	(1,275)	851	635

Nine months ended September 30
Service cost	$7,380	$7,635	$520	$477
Interest cost	14,376	13,213	1,391	1,113
Expected return on plan assets	(27,709)	(25,353)	—	—
Amortization of transition amounts	12	32	—	—
Amortization of prior service cost	138	128	(268)	(267)
Recognized net actuarial (gains) losses	(965)	838	911	582

Net periodic benefit (credit) cost	(6,768)	(3,507)	2,554	1,905

We made contributions of $1.8 million to our pension plans during the nine months ended September 30, 2008.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the nine months ended September 30, 2008 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2008	$87,011	$15,633
Goodwill and intangible assets acquired	—	2,158
Adjustments to purchase price allocation	(1,289)	1,289
Amortization expense	—	(2,542)
Currency translation and other	(1,395)	(246)

Net balances at September 30, 2008	84,327	16,292

At September 30, 2008, goodwill of approximately $63.5 million, $17.5 million, and $3.3 million related to the North American, European, and International operating segments, respectively.

In March 2008, we finalized the allocation of the purchase price related to the March 2007 acquisition of Acceleron Technologies, LLC. The final allocation resulted in a $1.3 million adjustment between goodwill and intangibles.

Intangible assets acquired include additional consideration of $1.9 million payable to the former owners of Acceleron based on the achievement of specific technology milestones by September 28, 2008.

(8) Inventories

(In thousands)	September 30 2008	December 31 2007
Finished products	$73,077	$64,513
Work in process	32,790	28,582
Raw materials and supplies	71,911	62,237

Total inventories	177,778	155,332

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

Stock-based compensation expense was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2008	2007	2008	2007
Restricted stock awards	$499	$477	$2,281	$2,207
Stock option grants	501	259	2,163	1,840

Total compensation expense before income taxes	1,000	736	4,444	4,047
Income tax benefit	344	295	1,546	1,454

Total compensation expense, net of income tax benefit	656	441	2,898	2,593

A summary of stock option activity for the nine months ended September 30, 2008 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	1,562,405	$23.12
Granted	224,961	44.93
Exercised	(80,927)	9.32

Outstanding at September 30, 2008	1,706,439	26.65

Exercisable at September 30, 2008	1,229,907	19.07

A summary of restricted stock award activity for the nine months ended September 30, 2008 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	183,333	$42.00
Granted	71,900	44.68
Vested	(62,788)	43.35
Forfeited	(2,341)	41.74

Unvested at September 30, 2008	190,104	42.57

(10) Derivative Financial Instruments

In 2004, we entered into an eight year interest rate swap agreement. Under the terms of the agreement, we receive a fixed interest rate of 8.39% and pay a floating interest rate based on LIBOR. The notional amount of the swap was initially $20.0 million. The notional amount of the swap was $16.0 million as of September 30, 2008. The notional amount of the swap declines $4.0 million each August through August 2012. The interest rate swap has been designated as a fair value hedge of a portion of our fixed rate 8.39% Senior Notes.

In order to account for these derivatives as hedges, the interest rate swap must be highly effective at offsetting changes in the fair value of the hedged debt. We have assumed that there is no ineffectiveness in the hedge, since all of the critical terms of the hedge match the underlying terms of the hedged debt.

The fair value of the interest rate swap at September 30, 2008 was insignificant. The fair value of the interest rate swap at December 31, 2007 was recorded as a liability of $0.2 million, that was included in other noncurrent liabilities, with an offsetting reduction in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference resulted in no change in interest expense during the nine months ended September 30, 2008 and an increase in interest expense of $0.3 million during the nine months ended September 30, 2007.

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the criteria for hedge accounting under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At September 30, 2008, we maintained foreign currency forward contracts with a total notional amount of $27.4 million that do not qualify as hedges, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis through current earnings. Net unrealized losses related to these contracts totaled $0.7 million at September 30, 2008. These losses are reported in currency exchange gains and losses, with a corresponding liability reported in other current liabilities. These contracts are scheduled to mature prior to December 31, 2008.

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

In March 2007, we acquired Acceleron Technologies, LLC, a San Francisco-based developer of advanced technology suitable for personal locator devices. We believe that the acquisition of this technology significantly expedites the development of reliable systems for first responder and soldier location applications. The initial purchase price of $5.7 million included amounts paid to the previous owners and other direct costs associated with the acquisition. In accordance with the terms of the acquisition agreement, additional cash consideration of $1.9 million, which was charged to intangible assets, was payable to the former owners of Acceleron based on the achievement of specific technology development milestones by September 28, 2008. Under the terms of the acquisition agreement, we have no further obligations to the former owners of Acceleron.

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

(12) Income Taxes

At September 30, 2008, we had a gross liability for unrecognized tax benefits of $5.7 million. We have recognized tax benefits associated with these liabilities of $2.2 million at September 30, 2008. These balances are unchanged since December 31, 2007. We do not expect that the total amount of the unrecognized tax benefit will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. At September 30, 2008, we had $0.5 million of accrued interest related to unrecognized tax benefits.

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

In 2008, the valuation methodologies we used to measure financial assets and liabilities within the scope of FAS No. 157 were limited to the derivative financial instruments described in Note 10. We estimate the fair value of these financial instruments, consisting of an interest rate swap and foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of these financial instruments are classified within Level 2 of the fair value hierarchy.

(14) Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,700 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 13,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

We are currently involved in coverage litigation with Century Indemnity Company (Century). Century filed a lawsuit in the Superior Court of New Jersey seeking a declaration of Century’s obligations with respect to certain asbestos, silica and other claims under five insurance policies issued to us by Century. The New Jersey Superior Court issued an order granting our motion to dismiss this case on jurisdictional grounds. Century appealed that order and on February 26, 2008, the Appellate Division of the Superior Court of New Jersey affirmed the decision of the trial court dismissing the case. The decision of the appellate court was not appealed and the New Jersey action is concluded. We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached the five insurance policies by failing to pay amounts owing to us. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit in favor of the New Jersey action. The court also denied certain preliminary motions filed by both parties to narrow the issues in dispute. We filed a motion to compel discovery, which was granted by the court in October 2008, and Century has begun to comply with that order. It is expected that additional motions will be filed during discovery. We believe that Century’s refusal to indemnify us under the policies is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $64.2 million and $39.1 million at September 30, 2008 and December 31, 2007, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraph, we believe that the recorded balance is fully recoverable from carriers.

(15) Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, which replaces FAS No. 141, Business Combinations. FAS No. 141(R) changes a number of significant aspects of the application of the acquisition method of accounting for business combinations. Under FAS No. 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will generally affect income tax expense. FAS No. 141(R) is effective on a prospective basis for business combinations with acquisition dates on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). We do not expect that the adoption of this statement, as it relates to past acquisitions, will have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain ARB No. 51 consolidation procedures for consistency with the requirements of FAS No. 141(R) and expands disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS No. 160 is effective January 1, 2009. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

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

BUSINESS OVERVIEW

We are a global leader in the development, manufacture, and supply of products that protect people’s health and safety. Our safety products typically integrate any combination of electronics, mechanical systems, and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive lines of safety products are used by workers around the world in the fire service, homeland security, construction, and other industries, as well as the military.

We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of safety solutions for customers in key global markets. Four strategic imperatives drive us toward our goal of building customer loyalty by delivering exceptional levels of protection, quality, and value:

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net sales. Net sales for the three months ended September 30, 2008 were $285.9 million, an increase of $38.2 million, or 15%, compared with $247.7 million for the three months ended September 30, 2007.

	Three Months Ended September 30		Dollar Increase	Percent Increase
(In millions)	2008	2007
North America	$140.8	$129.7	$11.1	9%
Europe	72.8	58.8	14.0	24
International	72.3	59.1	13.2	22

Net sales by the North American segment were $140.8 million for the third quarter of 2008, an increase of $11.1 million, or 9%, compared to $129.7 million for the third quarter of 2007. During the third quarter of 2008, our sales of self-contained breathing apparatus (SCBA) improved $15.3 million. SCBA sales for the third quarter of 2008 include $13.2 million in shipments of our Firehawk®M7 Responder to the U.S. Air Force. Sales of Advanced Combat Helmets to the U.S. Army and CG634 helmets to the Canadian Forces were up $2.3 million and $2.1 million, respectively, in the current quarter. Shipments of gas masks and communication devices were down $4.1 million and $2.5 million, respectively, reflecting the completion of certain military orders.

Net sales for the European segment were $72.8 million for the third quarter of 2008, an increase of $14.0 million, or 24%, compared to $58.8 million for the third quarter of 2007. Local currency sales in Europe were $8.2 million higher than in the same quarter last year. The increase was primarily due to strong sales of SCBAs to the government in Germany and ballistic vests to the military in France. Currency translation effects increased European segment sales, when stated in U.S. dollars, by $5.8 million, reflecting the stronger euro.

Net sales for the International segment were $72.3 million in the third quarter of 2008, an increase of $13.2 million, or 22%, compared to $59.1 million for the third quarter of 2007. The sales increase was primarily in South Africa and Latin America, where local currency sales were up $4.8 million and $4.1 million, respectively. The improvement in South Africa was primarily due to strong growth in sales to the mining industry. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $2.0 million.

Cost of products sold. Cost of products sold was $177.2 million in the third quarter of 2008, compared to $157.4 million in the third quarter of 2007. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the third quarters of 2008 and 2007 of $2.3 million and $1.3 million, respectively.

Gross profit. Gross profit for the third quarter of 2008 was $108.7 million, which was $18.4 million, or 20%, higher than gross profit of $90.3 million in the third quarter of 2007. The ratio of gross profit to net sales was 38.0% in the third quarter of 2008 compared to 36.4% in the same quarter last year. The higher gross profit ratio in the third quarter of 2008 was primarily related to sales mix and our ongoing efforts to reduce costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $67.9 million during the third quarter of 2008, an increase of $5.5 million, or 9%, compared to $62.4 million in the third quarter of 2007. Selling, general and administrative expenses were 23.8% of net sales in the third quarter of 2008 compared to 25.2% of net sales in the third quarter of 2007. Local currency selling, general and administrative expenses in the European and International segments were up $5.5 million, reflecting our increased focus on global initiatives and the higher selling and marketing expenses required to sustain sales growth in these markets. North American segment selling, general and administrative expenses were $2.4 million lower quarter-to-quarter, primarily due to ongoing cost control efforts. Currency exchange effects increased third quarter 2008 administrative expense, when stated in U.S. dollars, by $2.4 million, primarily related to a stronger euro and Brazilian real.

Research and development expense. Research and development expense was $9.5 million during the third quarter of 2008, an increase of $1.9 million, or 25%, compared to $7.6 million during the third quarter of 2007. The increase occurred in the United States and Germany and reflects our continued focus on developing innovative new products.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $7.3 million for the third quarter of 2008, an increase of $1.8 million, or 31%, compared to $5.5 million for the third quarter of 2007. The increase was primarily related to depreciation on production and computer equipment and amortization of intangible assets in North America.

Restructuring and other charges. During the third quarter 2008, we recorded charges of $1.0 million. These charges were primarily related to stay bonuses and other costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant.

During the third quarter of 2007, we recorded charges of $0.7 million, primarily severance costs and moving expenses associated with our North American segment Project Magellan move of fire helmet manufacturing from Clifton, New Jersey to our Jacksonville, North Carolina plant and the move of our Mexican manufacturing operations to a new factory in Queretaro, Mexico.

Interest expense. Interest expense was $2.3 million during the third quarter of 2008, a decrease of $0.4 million, or 13%, compared to $2.7 million in the third quarter of 2007. The decrease in interest expense was primarily due to reductions in long-term debt and lower interest rates on short-term debt.

Currency exchange (gains) losses. Currency exchange gains of $0.9 million in the third quarter of 2008 were primarily related to the effect of a weaker euro on inter-company balances. Currency exchange gains were insignificant in the third quarter of 2007.

Other income. Other income was $1.4 million for the third quarter of 2008 compared to $11.2 million in the third quarter of 2007. During the third quarter of 2007, we sold 83 acres of property in our Cranberry Woods office park to Wells Real Estate Investment Trust II — Cranberry Woods Development, Inc. for $14.6 million. This sale resulted in a pretax gain of $10.6 million ($6.5 million after-tax).

Income taxes. The effective tax rate was 40.8% in both the third quarter of 2008 and the third quarter of 2007. The third quarter 2008 provision for income taxes includes a one-time charge of $0.5 million related to the settlement of a tax audit in Germany.

The third quarter 2007 provision for income taxes included a one-time charge of $1.6 million to adjust our net deferred tax assets in Germany as a result of a reduction in the German statutory income tax rate of approximately 9% that was enacted during that quarter. The lower rate became effective January 1, 2008.

We file a U.S. federal income tax return and various state and foreign income tax returns. Examinations of our U.S. federal returns have been completed through 2002. The Internal Revenue Service is currently examining our U.S. federal tax returns for the years 2003 through 2006. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2002.

Net income. Net income for the three months ended September 30, 2008 was $17.9 million, an increase of $1.2 million, or 7%, compared to $16.7 million for the same quarter last year. Net income for the third quarter of 2007 included an after-tax gain of $6.5 million on the sale of Cranberry Woods property. Excluding this gain, net income increased $7.7 million, or 75%. Basic earnings per share of common stock were $0.50 for the third quarter of 2008, compared to $0.47 for the third quarter of 2007.

North American segment net income for the third quarter of 2008 was $10.9 million, a decrease of $2.9 million, or 21%, compared to $13.8 million in the third quarter of 2007. As previously-noted, North American segment net income for the three months ended September 30, 2007 included an after-tax gain of $6.5 million on the sale of Cranberry Woods property. Excluding this gain, net income for the North American segment increased $3.6 million, or 50%, primarily due to the previously-discussed increase in sales and reductions in operating costs.

European segment net income for the third quarter of 2008 was $1.7 million, an increase of $2.1 million compared to a net loss of $0.4 million during the third quarter of 2007. As previously noted, European segment net income for the third quarter of 2008 and 2007 include one-time income tax charges of $0.5 million and $1.6 million, respectively. Excluding these charges, European segment net income improved $1.0 million the current quarter, reflecting the previously-discussed increase in local currency sales.

International segment net income for the third quarter of 2008 was $4.2 million, an increase of $0.3 million, or 8%, compared to $3.9 million in the same quarter last year.

Income of $1.2 million reported in reconciling items for the third quarter of 2008 was primarily related to the previously-discussed currency exchange gains.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net sales. Net sales for the nine months ended September 30, 2008 were $845.4 million, an increase of $122.7 million, or 17%, compared with $722.7 million for the same period in 2007.

	Nine Months Ended September 30		Dollar Increase	Percent Increase
(In millions)	2008	2007
North America	$436.1	$384.5	$51.6	13%
Europe	210.1	167.9	42.2	25
International	199.3	170.3	29.0	17

Net sales in the North America segment were $436.1 million for the nine months ended September 30, 2008, an increase of $51.6 million, or 13%, compared to $384.5 million for the same period in 2007. SCBA sales during the nine months ended September 30, 2008 were $39.7 million higher than in the same period last year. SCBA sales during the nine months ended 2008 include $25.8 million in shipments of our Firehawk®M7 Responder to the U.S. Air Force. The remainder of the increase in SCBA sales reflects higher first quarter 2008 shipments on customer orders that had been delayed during the second half of 2007 as manufacturers and the fire service market made the transition to a new National Fire Protection Association (NFPA) standard for SCBAs. Sales of head protection, primarily to the construction industry, improved $5.5 million in the current period. Higher sales of Advanced Combat Helmets to the U.S. Army and CG634 helmets to the Canadian Forces, up $10.7 million and $11.2 million, respectively, in the current period, were partially offset by a $3.8 million decrease in shipments of other ballistic protection. Shipments of gas masks and communication devices were down $5.6 million and $3.8 million, respectively, reflecting the completion of certain military orders.

Net sales in Europe were $210.1 million for the nine months ended September 30, 2008, an increase of $42.2 million, or 25%, compared to $167.9 million for the same period in 2007. The increase in European sales, when stated in U.S. dollars, includes favorable currency translation effects of $28.9 million, primarily due to a stronger euro in the current period. Local currency sales in Europe for the nine months ended September 30, 2008 were $13.3 million higher than in the same period last year. The increase reflects improved sales of helmets and ballistic vests to the fire service, law enforcement agencies and the military in France, strong shipments of SCBAs to the government in Germany, and higher sales of SCBAs and air purifying respirators in Eastern Europe.

Net sales for the International segment were $199.3 million for the nine months ended September 30, 2008, an increase of $29.0 million, or 17%, compared to $170.3 million for the same period in 2007. Local currency sales in the International segment for the nine months ended September 30, 2008 were $19.2 million higher than in the same period last year. The sales increase was primarily in South Africa and Latin America where local currency sales were up $12.8 million and $10.4 million, respectively. The improvement in South Africa was primarily due to strong growth in sales to the mining industry. The increase in International segment sales, when stated in U.S. dollars, includes favorable currency translation effects of $9.8 million, primarily due to a stronger Brazilian real and Australian dollar in the current period.

Cost of products sold. Cost of products sold was $518.8 million for the nine months ended September 30, 2008 compared to $449.5 million in the same period in 2007. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension benefit credits during the nine month periods ended September 30, 2008 and 2007 of $6.8 million and $3.5 million, respectively.

Gross profit. Gross profit for the nine months ended September 30, 2008 was $326.7 million, which was $53.5 million, or 20%, higher than gross profit of $273.2 million in the same period in 2007. The ratio of gross profit to net sales was 38.6% in the nine months ended September 30, 2008 compared to 37.8% in the same period last year. The higher gross profit ratio during the nine months ended 2008 was primarily related to sales mix and our ongoing efforts to reduce costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $202.9 million during the nine months ended September 30, 2008, an increase of $25.2 million, or 14%, compared to $177.7 million for the same period in 2007. Selling, general and administrative expenses were 24.0% of net sales in the nine months ended September 30, 2008 compared to 24.6% of net sales in the same period last year. Local currency selling, general and administrative expenses in the European and International segments were up $14.1 million in the nine months ended September 30, 2008, reflecting our increased focus on global initiatives and the higher selling and marketing expenses required to sustain our growth in these markets. North American segment selling, general and administrative expenses were up $2.3 million, primarily due to the increased selling and marketing expenses required to support higher sales levels. Currency exchange effects increased selling, general and administrative expenses, when stated in U.S. dollars, by $9.4 million, primarily due to a stronger euro, Brazilian real, and Australian dollar.

Research and development expense. Research and development expense was $26.0 million for the nine months ended September 30, 2008, an increase of $5.7 million, or 28%, compared to $20.3 million during the same period last year. The increase occurred in the United States and Germany and reflects our continued focus on developing innovative new products.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $21.1 million for the nine months ended September 30, 2008, an increase of $3.5 million, or 20%, compared to $17.6 million for the same period in 2007. The increase was primarily related to depreciation on production and computer equipment and amortization of intangible assets in North America.

Restructuring and other charges. During the nine months ended September 30, 2008, we recorded charges of $3.3 million. These charges were primarily in the North American segment, and related to costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant.

During the nine months ended September 30, 2007, we recorded charges of $3.2 million, primarily related to reorganization activities. North American charges of $1.7 million were primarily severance costs and moving expenses associated with our Project Magellan initiative to move fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and to move our Mexican manufacturing operations to a new factory in Queretaro, Mexico. The remainder of the charges were for severance costs associated with the reorganization of our management team and workforce reductions in the European and International segments.

Currency exchange (gains) losses. Currency exchange losses were $3.1 million during the nine months ended September 30, 2008, compared to currency exchange gains of $1.3 million during the same period last year. Currency exchange losses during the first nine months of 2008 were primarily unrealized, and related mainly to the effects of a stronger euro and a weaker South African rand on inter-company balances and losses on Canadian dollar trade receivables. The currency exchange gains during the first nine months of 2007 were primarily related to the strengthening of the Canadian dollar and Australian dollar.

Other income. Other income was $3.8 million for the nine months ended September 30, 2008 compared to $12.7 million in the same period last year. During the nine months ended September 30, 2007, we sold 83 acres of property in our Cranberry Woods office park to Wells Real Estate Investment Trust II — Cranberry Woods Development, Inc. for $14.6 million. This sale resulted in a pretax gain of $10.6 million ($6.5 million after-tax).

Income taxes. The effective tax rate for the nine months ended September 30, 2008 was 38.8% compared to 36.7% for the same period last year. The provision for income taxes for the nine months ended September 30, 2008 includes one-time charges in Germany totaling $0.9 million related to a tax law change that imposed a 3% flat tax on previously untaxed subsidies and the settlement of a tax audit.

The provision for income taxes for the nine months ended September 30, 2007 included a one-time charge of $1.6 million to adjust our net deferred tax assets in Germany as a result of a reduction in the German statutory income tax rate of approximately 9% that was enacted during the third quarter of that year. The lower rate was effective January 1, 2008.

We file a U.S. federal income tax return and various state and foreign income tax returns. Examinations of our U.S. federal returns have been completed through 2002. The Internal Revenue Service is currently examining our U.S. federal tax returns for the years 2003 through 2006. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2002.

Net income. Net income for the nine months ended September 30, 2008 was $53.9 million, an increase of $3.8 million, or 8%, compared to $50.1 million for the nine months ended September 30, 2007. Net income for the nine months ended September 30, 2007 included an after-tax gain of $6.5 million on the sale of Cranberry Woods property. Excluding this gain, net income increased $10.3 million, or 24%. Basic earnings per share of common stock was $1.51 for the nine months ended September 30, 2008, compared to $1.40 for the same period last year.

North American segment net income for the nine months ended September 30, 2008 was $36.8 million, an increase of $1.9 million, or 5%, compared to $34.9 million in the same period last year. As previously-noted, net income for the nine months ended September 30, 2007 included an after-tax gain of $6.5 million on the sale of Cranberry Woods property. Excluding this gain, net income for the North American segment increased $8.4 million, or 30%, primarily due to the previously-discussed increase in sales and reduction in operating costs.

European segment net income for the nine months ended September 30, 2008 was $6.0 million, an increase of $1.9 million, or 49%, from $4.1 million for the same period last year. As previously noted, European segment net income for the nine months ended September 30, 2008 and 2007 included one-time income tax charges of $0.9 million and $1.6 million, respectively. Excluding these charges, European segment net income improved $1.2 million in the current period, reflecting the previously-discussed increase in sales.

International segment net income for the nine months ended September 30, 2008 was $12.7 million, an increase of $1.2 million, or 10%, compared to $11.5 million in the same period last year. The increase was primarily due to the previously-discussed increase in local currency sales.

The loss of $1.6 million reported in reconciling items for the nine months ended September 30, 2008 was primarily related to the previously-discussed unrealized currency exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity are cash generated from operations and borrowing capacity. Our principal liquidity requirements are for working capital, capital expenditures, acquisitions, and principal and interest payments on outstanding indebtedness.

Cash and cash equivalents decreased $25.1 million during the nine months ended September 30, 2008, compared to an increase of $22.6 million during the nine months ended September 30, 2007.

Operating activities provided cash of $21.3 million during the nine months ended September 30, 2008, compared to providing cash of $34.5 million during the nine months ended September 30, 2007. Lower cash flow from operations in the nine months ended September 30, 2008 reflected higher use of cash for working capital items, particularly inventory. During the nine months ended September 30, 2008, local currency inventories increased $30.1 million, compared to an increase of $8.7 million in the same period last year. LIFO inventories were $177.8 million at September 30, 2008 and $155.3 million at December 31, 2007. Trade receivables were $206.1 million at September 30, 2008 and $205.7 million at December 31, 2007. The increase in inventories occurred primarily in North America and was largely due to a ramp-up in SCBA production related to the previously-mentioned U.S. Air Force contract. Currency exchange effects reduced trade receivables and inventories, when stated in U.S. dollars, by $6.4 million and $7.7 million, respectively.

Investing activities used cash of $31.3 million during the nine months ended September 30, 2008, compared to using cash of $14.8 million in the same period last year. During the nine months ended September 30, 2008 and 2007, we used cash of $30.9 million and $22.5 million, respectively, for property additions. Higher capital spending in the current period includes costs associated with the construction of our new facility in Suzhou, China, as well as major building improvement projects in Brazil and Australia. During the nine months ended September 30, 2007, we received net cash of $13.9 million related to our sale of Cranberry Woods property and used cash of $5.7 million to acquire Acceleron Technologies, LLC.

Financing activities used cash of $14.6 million during the nine months ended September 30, 2008, compared to providing cash of $0.1 million in the same period last year. Our short-term borrowings, increased $19.8 million and $46.7 million, respectively, during the nine months ended September 30, 2008 and 2007. Proceeds from short-term borrowings were used primarily to finance property additions and increases in working capital and insurance receivables. During the nine months ended September 30, 2008 and 2007, we paid cash dividends of $25.1 million and $22.3 million, respectively, and made treasury share purchases of $1.0 million and $25.6 million, respectively.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at September 30, 2008 resulted in a translation loss of $10.7 million being charged to the cumulative translation adjustments shareholders’ equity account during the nine months ended September 30, 2008, compared to a gain of $10.7 million being credited to the cumulative translation adjustments shareholders’ equity account during the nine months ended September 30, 2007. The translation loss during the nine months ended September 30, 2008 was primarily due to a weakening of the euro, the Brazilian real and the Australian dollar. The translation gain during the nine months ended September 30, 2007 was primarily due to the strengthening of the euro and the Brazilian real.

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,700 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 13,000 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

We are currently involved in coverage litigation with Century Indemnity Company (Century). Century filed a lawsuit in the Superior Court of New Jersey seeking a declaration of Century’s obligations with respect to certain asbestos, silica and other claims under five insurance policies issued to us by Century. The New Jersey Superior Court issued an order granting our motion to dismiss this case on jurisdictional grounds. Century appealed that order and on February 26, 2008, the Appellate Division of the Superior Court of New Jersey affirmed the decision of the trial court dismissing the case. The decision of the appellate court was not appealed and the New Jersey action is concluded. We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached the five insurance policies by failing to pay amounts owing to us. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit in favor of the New Jersey action. The court also denied certain preliminary motions filed by both parties to narrow the issues in dispute. We filed a motion to compel discovery, which was granted by the court in October 2008, and Century has begun to comply with that order. It is expected that additional motions will be filed during discovery. We believe that Century’s refusal to indemnify us under the policies is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $64.2 million and $39.1 million at September 30, 2008 and December 31, 2007, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraph, we believe that the recorded balance is fully recoverable from carriers.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, which replaces FAS No. 141, Business Combinations. FAS No. 141(R) changes a number of significant aspects of the application of the acquisition method of accounting for business combinations. Under FAS No. 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will generally affect income tax expense. FAS No. 141(R) is effective on a prospective basis for business combinations with acquisition dates on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). We do not expect that the adoption of this statement, as it relates to past acquisitions, will have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain ARB No. 51 consolidation procedures for consistency with the requirements of FAS No. 141(R) and expands disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS No. 160 is effective January 1, 2009. We do not expect that the adoption of this statement will have a material effect on our consolidated results of operations or financial condition.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the nine months ended September 30, 2008 by approximately $40.9 million and $1.9 million, respectively. When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures.

At September 30, 2008, we maintained foreign currency forward contracts with a total notional amount of $27.4 million that do not meet the criteria for hedge accounting under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis through current earnings. Net unrealized losses related to these contracts totaled $0.7 million at September 30, 2008. These contracts are scheduled to mature prior to December 31, 2008.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value on a portion of our 8.39% fixed rate long-term debt. At September 30, 2008, the swap agreement had a notional amount of $16.0 million. The fair market value of the interest rate swap was insignificant at September 30, 2008. The swap will expire in 2012. The notional amount of the swap declines $4.0 million each August. A hypothetical increase of 10% in market interest rates would not have a significant effect on the fair value of the interest rate swap.

We have $92.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.8 million, excluding the impact of outstanding hedge instruments. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2008	—	—	—	1,473,978
August 1 – August 31, 2008	2,590	$36.33	—	1,340,496
September 1 – September 30, 2008	—	—	—	1,277,550

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

Shares purchased during August 2008 related to stock compensation transactions.

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

MINE SAFETY APPLIANCES COMPANY

October 27, 2008	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President — Finance; Duly Authorized Officer and Principal Financial Officer