Form 10-K
period 2008-12-31
MINE SAFETY APPLIANCES CO
filed 2009-02-26
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Gamma Drive RIDC Industrial Park O’Hara Township Pittsburgh, Pennsylvania	15238
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 412-967-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 13, 2009, there were outstanding 35,784,480 shares of common stock, no par value, not including 2,378,462 shares held by the Mine Safety Appliances Company Stock Compensation Trust. The aggregate market value of voting stock held by non-affiliates as of June 30, 2008 was approximately $1.2 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the May 12, 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, but are not limited to, those listed in this report under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable words. These statements are only predictions and are not guarantees of future performance. Therefore, actual events or results may differ materially from those expressed or forecasted in these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update publicly any of the forward-looking statements after the date of this report whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview—Mine Safety Appliances Company was incorporated in Pennsylvania in 1914. We are a global leader in the development, manufacture and supply of products that protect people’s health and safety. Our safety products typically integrate any combination of electronics, mechanical systems, and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive line of safety products is used by workers around the world in the fire service, homeland security, construction, and other industries, as well as the military. Our broad product offering includes self-contained breathing apparatus, or SCBAs, gas masks, gas detection instruments, head protection, respirators, thermal imaging cameras, fall protection, and ballistic helmets and body armor. We also provide a broad offering of consumer and contractor safety products through retail channels.

We dedicate significant resources to research and development, which allows us to produce innovative safety products that are often first to market and exceed industry standards. Our global product development teams include cross-geographic and cross-functional members from various functional areas throughout the company, including research and development, marketing, sales, operations, and quality management. Our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations, such as the National Institute for Occupational Safety and Health, or NIOSH, and the National Fire Protection Association, or NFPA, to develop industry product requirements and standards and to anticipate their impact on our product lines.

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

Principal Products—We manufacture and sell a comprehensive line of safety products to protect workers around the world in the fire service, homeland security, construction, and other industries, as well as the military. We also provide a broad offering of consumer and contractor safety products through retail channels. Our products protect people against a wide variety of hazardous or life-threatening situations. The following is a brief description of each of our principal product categories:

Respiratory protection. Respiratory protection products are used to protect against the harmful effects of contamination caused by dust, gases, fumes, volatile chemicals, sprays, micro-organisms, fibers, and other contaminants. We offer a broad and comprehensive line of respiratory protection products.

•

Self Contained Breathing Apparatus. SCBAs are used by first responders, petrochemical plant workers, and anyone entering an environment deemed immediately dangerous to life and health. SCBAs are also used by first responders to protect against exposure to chemical, biological, radiological, and nuclear, or CBRN, agents. In September 2007, our latest generation SCBA, the FireHawk®M7, was certified as meeting new rigorous performance requirements adopted by the NFPA. The FireHawk M7 Air Mask was the first device of its kind to be certified by the Safety Equipment Institute, or SEI, as NFPA compliant for both its breathing apparatus and Personal Alert Safety System, or PASS. The PASS device is an SCBA component that sounds a loud, piercing alarm when a firefighter becomes disabled or lies motionless for 30 seconds. The new NFPA standards also established higher benchmarks for electronics durability.

•	Air-purifying respirators. Air-purifying respirators range from the simple, filtering types to powered full-facepiece versions for many hazardous applications, including:

•	full-face gas masks for military personnel and first responders exposed to known and unknown concentrations of hazardous gases, chemicals, vapors, and particulates;

•	half-mask respirators for industrial workers, painters, and construction workers exposed to known concentrations of gases, vapors, and particulates;

•	powered-air purifying respirators for industrial, hazmat, and remediation workers who have longer term exposures to hazards in their work environment; and

•	dust and pollen masks for maintenance workers, contractors, and at-home consumers exposed to nuisance dusts, allergens, and other particulates.

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

Thermal imaging cameras. Our hand-held infrared thermal imaging cameras, or TICs, are used in the global fire service market. TICs detect sources of heat in order to locate downed firefighters and other people trapped inside burning or smoke-filled structures. TICs can also be used to identify “hot spots.” Our Evolution® 5200 and Evolution 5200 HD2 Thermal Imaging Cameras, combine the functionality and durability required by the fire service with features and performance capabilities not found in other small format TICs. The Evolution 5600 Thermal Imaging Camera provides high resolution and an extended high sensitivity operating range in a rugged, user-friendly and affordable design.

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

•

Fire helmets. Our fire service products include leather, traditional, modern, and specialty helmets designed to satisfy the preferences of firefighters across geographic regions. Our CairnsHELMET is the number one helmet in the North American fire service market based on 2008 sales. Similarly, our Gallet firefighting helmet has a number one market position in Europe based on 2008 sales.

•

Military helmets and communication systems. The Advanced Combat Helmet, or ACH, is used by the military for ballistic head protection. The ACH was originally designed for the Special Forces of the U.S. military and has now been designated as the “basis of issue” by the U.S. Army. In recent years, military forces in Iraq and Afghanistan have trusted MSA’s battle-tested ACH and related Modular Integrated Communication Headset, or MICH™. MICH is a light weight and comfortable communication system that provides superior hearing protection as well as clear radio/intercom communications.

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

Customers—Our customers generally fall into three categories: industrial and military end-users, distributors, and retail consumers. In North America, we make nearly all of our non-military sales through our distributors. In our European and International segments, we make our sales through both indirect and direct sales channels. Our U.S. military customers, which are comprised of multiple U.S. government entities, including the Department of Defense, accounted for approximately 11% of our 2008 sales. The year-end backlog of orders under contracts with U.S. government agencies was $23.4 million in 2008, $35.1 million in 2007, and $33.1 million in 2006.

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

The in-depth customer training and education provided by our sales associates to our customers are critical to ensure proper use of many of our products, such as SCBAs and gas detection instruments. As a result of our sales associates working closely with end-users, they gain valuable insight into customer preferences and needs. To better serve our customers and to ensure that our sales associates are among the most knowledgeable and professional in the industry, we place significant emphasis on training our sales associates with respect to product application, industry standards and regulations, sales skills and sales force automation.

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

Competition—We believe the worldwide personal protection equipment market, including the sophisticated safety products market in which we compete, generates annual sales in excess of $13.0 billion. The industry supplying this market is broad and highly fragmented with few participants able to offer a comprehensive line of safety products. Generally, global demand for safety products has been stable or growing because purchases of these products are non-discretionary since they protect workers in hazardous and life-threatening work environments and because their use is often mandated by government and industry regulations. Moreover, safety products industry revenues reflect the need to consistently replace many safety products that have limited life spans due to normal wear-and-tear or because they are one-time use products by design.

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

We believe we compete favorably within each of our operating segments as a result of our high quality and cost-efficient product offerings and strong brand trust and recognition.

Research and Development—To maintain our position at the forefront of safety equipment technology, we operate three sophisticated research and development facilities. We believe our dedication and commitment to innovation and research and development allow us to produce innovative safety products that are often first to market and exceed industry standards. In 2008, 2007, and 2006, on a global basis, we spent $35.0 million, $30.2 million, and $26.0 million, respectively, on research and development. Our engineering groups operate primarily in the United States and Germany, and to a lesser extent in France and Sweden. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the company, including research and development, marketing, sales, operations, and quality management. These teams are responsible for setting product line strategy based on their understanding of the markets and the technologies, opportunities and challenges they foresee in each product area. We believe our team-based, cross-geographic and cross-functional approach to new product development is a source of competitive advantage. Our approach to the new product development process allows us to tailor our product offerings and product line strategies to satisfy distinct customer preferences and industry regulations that vary across our three geographic segments.

We believe another important aspect of our approach to new product development is that our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations, such as the National Institute for Occupational Safety and Health, or NIOSH, and the National Fire Protection Association, or NFPA, to develop industry product requirements and standards and anticipate their impact on our product lines. For example, nearly every consensus standard-setting body around the world that impacts our product lines has one of our key managers as a voting member. Key members of our management team understand the impact that these standard-setting organizations have on our new product development pipeline and devote time and attention to anticipating a new standard’s impact on our sales and operating results. Because of our technological sophistication, commitment to and membership on global standard-setting bodies, resource dedication to research and development and unique approach to the new product development process, we believe we are well-positioned to anticipate and adapt to the needs of changing product standards and gain the approvals and certifications necessary to meet new government and multinational product regulations.

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

Raw Materials and Suppliers—Many of the components of our products are formulated, machined, tooled, or molded in-house from raw materials. For example, we rely on integrated manufacturing capabilities for breathing apparatus, gas masks, ballistic helmets, hard hats, and circuit boards. The primary raw materials that we source from third parties include rubber, chemical filter media, eye and face protective lenses, air cylinders, certain metals, electronic components, and ballistic resistant and non-ballistic fabrics. We purchase these materials both domestically and internationally, and we believe our supply sources are both well established and reliable. We have close vendor relationship programs with the majority of our key raw material suppliers. Although we generally do not have long-term supply contracts, we have not experienced any significant problems in obtaining adequate raw materials.

Associates—At December 31, 2008, we had approximately 5,100 associates, approximately 2,800 of whom were employed by our European and International segments. None of our U.S. associates are subject to the provisions of a collective bargaining agreement. Some of our associates outside the United States are members of unions. We have not experienced a work stoppage in over 10 years and believe our relations with our associates are good.

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

Item 1A. Risk Factors

The duration and severity of the current global economic downturn and disruptions in financial markets could materially and adversely affect our business, results of operations, and financial condition.

The recent deterioration of the general economic environment, distress in the financial markets and general uncertainty about the economy are having a significant negative impact on governments, businesses and consumers around the world. In addition, the impact of current economic conditions on the operations or liquidity of any party with whom we conduct business could adversely affect our business. If these conditions continue or worsen, we could experience declines in revenue, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by the economic challenges faced by our customers and suppliers. We are unsure of the duration and severity of this economic crisis. However, a protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, results of operations and financial condition.

A reduction in the spending patterns of government agencies could materially and adversely affect our net sales, earnings and cash flow.

The demand for our products sold to the fire service market, the homeland security market, and to U.S. government agencies, including the Department of Defense, is, in large part, driven by available government funding. For example, the level of government funding in these markets increased significantly after the attacks of September 11, 2001, fueling the demand for many of our products such as SCBAs, gas masks, and Advanced Combat Helmets, and declined in 2005 and 2006, as government funding priorities changed. Approximately 11% of our net sales for the year ended December 31, 2008 were made directly to U.S. military customers. Government budgets are set annually and we cannot assure you that government funding will be sustained at the same level in the future. A significant reduction in available government funding in the future could materially and adversely affect our net sales, earnings and cash flow.

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

We have business operations in over 30 foreign countries. In 2008, approximately 50% of our net sales were made by operations located outside the United States. Our international operations are subject to various political, economic, and other risks and uncertainties, which could adversely affect our business. These risks include the following:

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements;

•	changes in trade policy or tariff regulations;

•	changes in tax laws and regulations;

•	intellectual property protection difficulties;

•	difficulty in collecting accounts receivable;

•	complications in complying with a variety of foreign laws and regulations, some of which conflict with U.S. laws;

•	trade protection measures and price controls;

•	trade sanctions and embargos;

•	nationalization and expropriation;

•	increased international instability or potential instability of foreign governments;

•	the need to take extra security precautions for our international operations; and

•	costs and difficulties in managing culturally and geographically diverse international operations.

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

One of our operating strategies is to selectively pursue acquisitions. Any future acquisitions will depend on our ability to identify suitable acquisition candidates and successfully consummate such acquisitions. Acquisitions involve a number of risks including:

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

If we are unable to integrate or successfully manage businesses that we may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and increased revenue, which may result in materially adverse short- and long-term effects on our operating results, financial condition and liquidity. Even if we are able to integrate the operations of our acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame, and such benefits may be offset by costs incurred in integrating the acquired companies and increases in other expenses.

Because we derive a significant portion of our sales from the operations of our foreign subsidiaries, future currency exchange rate fluctuations may adversely affect our results of operations and financial condition, and may affect the comparability of our results between financial periods.

For the year ended December 31, 2008, the operations in our European and International segments accounted for approximately 47% of our net sales. The results of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years, and may continue to do so in the future. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position, and may affect the comparability of our results between financial periods. We cannot assure you that we will be able to effectively manage our exchange rate risks or that any volatility in currency exchange rates will not have a materially adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 121 Gamma Drive, RIDC Industrial Park, O’Hara Township, Pittsburgh, Pennsylvania 15238 in a 93,000 square-foot building owned by us. We own or lease our primary facilities located in five states in the United States and in a number of other countries. We believe that all of our facilities, including the manufacturing facilities, are in good repair and in suitable condition for the purposes for which they are used.

The following table sets forth a list of our primary facilities:

Location	Function	Square Feet	Owned or Leased
North America
Murrysville, PA	Manufacturing	295,000	Owned
Cranberry Twp., PA	Office, Research and Development, and Manufacturing	212,000	Owned
St. Pauls, NC	Manufacturing	144,000	Leased
Jacksonville, NC	Manufacturing	107,000	Owned
Pittsburgh, PA	Office	93,000	Owned
Evans City, PA	Manufacturing	87,000	Leased
Pittsburgh, PA	Distribution	81,000	Leased
Queretaro, Mexico	Office, Manufacturing and Distribution	77,000	Leased
Cranberry Twp., PA	Research and Development	68,000	Owned
Englewood, CO	Manufacturing	41,000	Leased
Englewood, CO	Distribution	15,000	Leased
Newport, VT	Manufacturing	12,000	Leased
Bowling Green, KY	Office, Research and Development, and Manufacturing	7,000	Leased
Toronto, Canada	Distribution	5,000	Leased

Europe
Berlin, Germany	Office, Research and Development, Manufacturing, and Distribution	340,000	Leased
Chatillon sur Chalaronne, France	Office, Research and Development, Manufacturing, and Distribution	94,000	Owned
Glasgow, Scotland	Office and Distribution	25,000	Leased
Milan, Italy	Office and Distribution	25,000	Owned
Mohammedia, Morocco	Manufacturing	24,000	Owned
Vernamo, Sweden	Office, Research and Development, Manufacturing, and Distribution	17,000	Leased

International
Suzhou, China	Office, Research and Development, Manufacturing, and Distribution	168,000	Owned
Johannesburg, South Africa	Office, Manufacturing, and Distribution	89,000	Leased
Sydney, Australia	Office, Manufacturing, and Distribution	84,000	Owned
Sao Paulo, Brazil	Office, Manufacturing, and Distribution	74,000	Owned
Wuxi, China	Office, Manufacturing, and Distribution	38,000	Owned
Lima, Peru	Office and Distribution	34,000	Owned
Rajarhat, India	Office and Distribution	10,000	Leased
Buenos Aires, Argentina	Office and Distribution	9,000	Owned

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,600 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 12,600 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $60.6 million and $39.1 million at December 31, 2008 and 2007, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraph, we believe that the recorded balance is fully recoverable from carriers.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers as of February 26, 2009, indicating all positions held during the past five years:

Name	Age	Title
William M. Lambert(a)	50	President and Chief Executive Officer since May 2008.

Joseph A. Bigler(b)	59	Vice President and President, MSA North America since May 2007.

Kerry M. Bove(c)	50	Vice President, Global Operational Excellence since May 2007.

Rob Cañizares(d)	59	Executive Vice President and President, MSA International since May 2007.

Ronald N. Herring, Jr.(e)	48	Vice President, Global Product Leadership since May 2007.

Douglas K. McClaine(f)	51	Vice President, Secretary and General Counsel since May 2005.

Stephen C. Plut(g)	49	Vice President and Chief Information Officer since May 2005.

Paul R. Uhler(h)	50	Vice President, Global Human Resources since May 2007.

Dennis L. Zeitler(i)	60	Senior Vice President, Chief Financial Officer and Treasurer since June 2007.

(a)	Prior to his present position, Mr. Lambert held the positions of President and Chief Operating Officer; Vice President and President, MSA North America; and Vice President and General Manager of the Safety Products Division.
(b)	Prior to his present position, Mr. Bigler was Vice President, primarily responsible for North American Sales and Distribution.
(c)	Prior to his present position, Mr. Bove was Vice President, primarily responsible for Global Manufacturing Operations and Materials Management.
(d)	Prior to his present position, Mr. Cañizares was Vice President and President, MSA International.
(e)	Prior to his present position, Mr. Herring held the positions of Vice President, primarily responsible for Global Marketing, Research and Engineering and Quality Assurance; and General Manager, Safety Products Division.
(f)	Prior to his present position, Mr. McClaine was Secretary and General Counsel.
(g)	Prior to his present position, Mr. Plut was Chief Information Officer.
(h)	Prior to his present position, Mr. Uhler held the positions of Vice President, primarily responsible for North American Human Resources and Corporate Communications; Director of Human Resources and Corporate Communications; and Director of Operations, Safety Products Division.
(i)	Prior to his present position, Mr. Zeitler was Vice President, Chief Financial Officer and Treasurer.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “MSA”. Stock price ranges and dividends declared were as follows:

	Price Range of Our Common Stock		Dividends
	High	Low
Year ended December 31, 2007
First Quarter	$43.71	$35.98	$0.18
Second Quarter	44.49	39.67	0.22
Third Quarter	60.64	41.13	0.22
Fourth Quarter	56.94	42.84	0.22

Year ended December 31, 2008
First Quarter	$52.37	$38.66	$0.22
Second Quarter	42.50	35.20	0.24
Third Quarter	41.61	30.47	0.24
Fourth Quarter	38.84	18.86	0.24

On February 13, 2009, there were 409 registered holders of our shares of common stock.

The information appearing in Part III below regarding common stock issuable under our equity compensation plans is incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2008	321	$38.12	—	1,803,712
November 1 - November 30, 2008	—	—	—	1,991,829
December 1 - December 31, 2008	—	—	—	2,036,814

On November 2, 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time-to-time in private transactions and on the open market. The share purchase program has no expiration date. The maximum shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.

We do not have any other share purchase programs.

The October 2008 share purchases related to stock compensation transactions.

Comparison of Five-Year Cumulative Total Return

Set forth below is a line graph and table comparing the cumulative total returns (assuming reinvestment of dividends) for the five years ended December 31, 2008 of $100 invested on December 31, 2003 in each of Mine Safety Appliances Company’s common stock, the Standard & Poor’s 500 Composite Index, and the Russell 2000 Index. Because our competitors are principally privately held concerns or subsidiaries or divisions of corporations engaged in multiple lines of business, we do not believe it feasible to construct a peer group comparison on an industry or line-of-business basis. The Russell 2000 Index, while including corporations both larger and smaller than MSA in terms of market capitalization, is composed of corporations with an average market capitalization similar to us.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Mine Safety Appliances Company, The S&P 500 Index

And The Russell 2000 Index

	Value at December 31
	2003	2004	2005	2006	2007	2008
MSA	$100.00	$193.47	$139.85	$144.06	$207.75	$98.34
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements, including the respective notes thereto, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report on Form 10-K.

	2008	2007	2006	2005	2004
	(In thousands, except as noted)
Statement of Income Data:
Net sales	$1,134,282	$990,252	$913,714	$907,912	$852,509
Other income	5,261	17,396	5,384	4,058	5,004
Cost of products sold	701,679	616,203	568,410	558,921	518,174
Selling, general and administrative	270,584	241,138	215,663	201,367	198,714
Research and development	35,020	30,196	26,037	21,928	22,648
Restructuring and other charges	3,936	4,142	6,981	—	—
Interest	8,923	9,913	6,228	5,484	3,845
Currency exchange losses (gains)	6,943	(132)	3,139	474	264
Provision for income taxes	42,036	38,600	28,722	42,013	42,821
Net income	70,422	67,588	63,918	81,783	71,047

Earnings per Share Data:
Basic per common share (in dollars)	$1.98	$1.89	$1.76	$2.24	$1.91
Diluted per common share (in dollars)	1.96	1.86	1.73	2.19	1.86
Dividends paid per common share (in dollars)	.94	.84	.68	.52	.37
Weighted average common shares outstanding—basic	35,593	35,651	36,366	36,560	37,111

Balance Sheet Data:
Working capital	$258,088	$287,861	$289,424	$246,367	$270,593
Working capital ratio	2.2	2.4	3.3	2.9	3.1
Net property	141,409	130,445	120,651	116,209	123,716
Total assets	875,810	1,016,306	898,620	725,357	734,110
Long-term debt	94,082	103,726	112,541	45,834	54,463
Common shareholders’ equity	392,841	460,604	436,926	381,470	376,679
Equity per common share (in dollars)	10.98	12.92	12.13	10.44	10.09

Note:
Cost of products sold, selling, general and administrative expenses, and research and development expenses include noncash pension income.
Noncash pension income, pre-tax	$9,848	$4,535	$4,147	$6,104	$7,188

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

BUSINESS OVERVIEW

We are a global leader in the development, manufacture and supply of products that protect people’s health and safety. Our safety products typically integrate any combination of electronics, mechanical systems, and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive lines of safety products are used by workers around the world in the fire service, homeland security, construction, and other industries, as well as the military.

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

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2008, approximately 52%, 25%, and 23% of our net sales were made by our North American, European, and International segments, respectively.

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

International. Our International segment includes operating entities located in Abu Dhabi, Argentina, Australia, Brazil, Columbia, Chile, China, Egypt, Hong Kong, India, Indonesia, Japan, Malaysia, Peru, Singapore, South Africa, Thailand, and Zambia, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany, and France, or are purchased from third party vendors.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net sales. Net sales for the year ended December 31, 2008 were $1,134.3 million, an increase of $144.0 million, or 15%, from $990.3 million for the year ended December 31, 2007.

	2008	2007	Dollar Increase	Percent Increase
	(In millions)
North America	$596.3	$515.1	$81.2	16%
Europe	280.6	238.3	42.3	18
International	257.4	236.8	20.6	9

Net sales of our North American segment were $596.3 million for the year ended December 31, 2008, an increase of $81.2 million, or 16%, compared to $515.1 million for the year ended December 31, 2007. Shipments of Self-Contained Breathing Apparatus (SCBA) improved $68.8 million during the current year. Higher SCBA sales during 2008 included $54.1 million in shipments of our Firehawk®M7 Responder to the U.S. Air Force.

The remainder of the increase in SCBA sales was largely due to higher first quarter 2008 shipments on customer orders that had been delayed during the second half of 2007 as manufacturers and the fire service market made the transition to a new National Fire Protection Association (NFPA) standard for SCBAs. Higher sales of Advanced Combat Helmets to the U.S. Army and CG634 helmets to the Canadian Forces, up $11.8 million and $14.2 million, respectively, in the current year, were partially offset by a $4.4 million decrease in shipments of other ballistic protection. Instrument sales were $6.2 million higher in the current year, primarily due to strong shipments of our new Altair® multigas detectors to the oil and gas industry. Sales of head protection, primarily to the construction industry, improved $3.3 million in the current year. Shipments of gas masks, Chemox breathing apparatus, and communication devices were down $9.6 million, $7.2 million, and $4.2 million, respectively, reflecting the completion of certain U.S. and Canadian military orders.

Net sales of our European segment were $280.6 million for the year ended December 31, 2008, an increase of $42.3 million, or 18%, from $238.3 million for the year ended December 31, 2007. Approximately half of the increase in European sales, when stated in U.S. dollars, was due to the favorable currency translation effects of the stronger euro. Higher local currency sales in Europe during 2008 reflect a $13.6 million increase in shipments of ballistic helmets and vests to law enforcement agencies and the military in France. The remainder of the improvement in European segment sales was primarily due to stronger shipments of SCBAs in Germany and Eastern Europe.

Net sales of our International segment were $257.4 million for the year ended December 31, 2008, an increase of $20.6 million, or 9%, compared to $236.8 million for the year ended December 31, 2007. The sales increase was primarily in Africa and Latin America, where local currency sales were up $12.1 million and $12.7 million, respectively. Higher sales in Africa and Latin America reflect our strategic focus on these markets, particularly with customers in the mining industry. International segment sales for the year ended December 31, 2007 benefited from a one-time $4.8 million shipment of ballistic vests to the Iraq Joint Contracting Command. Currency translation effects on 2008 International segment sales, when stated in U.S. dollars, were not significant.

Cost of products sold. Cost of products sold was $701.7 million for the year ended December 31, 2008, an increase of $85.5 million, or 14%, from $616.2 million for the year ended December 31, 2007.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2008 of $9.8 million, of which credits of approximately $7.2 million, $1.4 million, and $1.2 million were included in cost of products sold, selling, general and administrative expenses, and research and development expenses, respectively. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2007 of $4.5 million, of which credits of approximately $5.4 million and $0.8 million were included in cost of products sold and research and development expenses, respectively, and charges of $1.7 million in selling, general and administrative expenses. Future net pension credits can be volatile depending on the future performance of plan assets, changes in actuarial assumptions regarding such factors as the selection of discount rates and rates of return on plan assets, changes in the amortization levels of actuarial gains and losses, plan amendments affecting benefit pay-out levels, and profile changes in the participant populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, our net income would be adversely affected.

Gross profit. Gross profit for the year ended December 31, 2008 was $432.6 million, an increase of $58.6 million, or 16%, from $374.0 million for the year ended December 31, 2007. The ratio of gross profit to sales was 38.1% in 2008 compared to 37.8% in 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2008 were $270.6 million, an increase of $29.5 million, or 12%, from $241.1 million for the year ended December 31, 2007. Selling, general and administrative expenses were 23.9% of sales in 2008 compared to 24.4% of sales in 2007. Local currency selling, general and administrative expenses in the European and International segments were up $21.7 million during the year ended December 31, 2008, reflecting our increased focus on global initiatives and the higher selling and marketing expenses required to sustain our growth in these markets. North American segment selling, general and administrative expenses were up $2.0 million, primarily due to the increased selling and marketing expenses required to support higher sales levels. Currency exchange effects increased selling, general and administrative expenses, when stated in U.S. dollars, by $5.3 million, primarily due to the stronger euro.

Research and development expenses. Research and development expenses were $35.0 million for the year ended December 31, 2008, an increase of $4.8 million, or 16%, from $30.2 million for the year ended December 31, 2007. The increase occurred in the United States and Germany and reflects our continued focus on developing innovative new products.

Depreciation and amortization expense. Depreciation and amortization expense, which is reported in cost of sales, selling, general and administrative expenses, and research and development expenses, was $27.6 million for the year ended December 31, 2008, an increase of $3.2 million, or 13%, from $24.4 million for the year ended December 31, 2007. The increase was primarily related to depreciation on production and computer equipment and amortization of intangible assets in North America.

Restructuring and other charges. Restructuring and other charges were $3.9 million for the year ended December 31, 2008, compared to $4.1 million for the year ended December 31, 2007.

For the year ended December 31, 2008, North American segment charges of $3.2 million were primarily stay bonuses and other costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.7 million were for severance costs related to staff reductions in Japan and India.

For the year ended December 31, 2007, North American segment charges of $2.5 million were primarily severance costs and moving expenses associated with our Project Magellan initiative to move fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and to move our Mexican manufacturing operations to Queretaro, Mexico. Charges of $1.6 million were for severance costs associated with the reorganization of our management team and workforce reductions in the European and International segments.

Interest expense. Interest expense for the year ended December 31, 2008 was $8.9 million, a decrease of $1.0 million, or 10%, from $9.9 million for the year ended December 31, 2007. The decrease was primarily due to lower interest rates in the current year and a scheduled reduction in long-term debt.

Currency exchange adjustments. During the year ended December 31, 2008, we recorded currency exchange losses of $6.9 million compared to gains of $0.1 million for the year ended December 31, 2007. Currency exchange losses during 2008 were primarily unrealized, and related mainly to the effects of a weaker Australian dollar and Mexican peso on inter-company balances and losses on Canadian dollar trade receivables.

Other income. Other income for the year ended December 31, 2008 was $5.3 million, a decrease of $12.1 million, from $17.4 million in 2007. Other income for the year ended December 31, 2007 included gains of $10.6 million on the sale of 83 acres of land in our Cranberry Woods office park and $1.9 million on the sale of property in Clifton, New Jersey.

Income tax provision. Our effective tax rate for the year ended December 31, 2008 was 37.4% compared to 36.4% for the year ended December 31, 2007. The higher effective tax rate in 2008 was primarily due to proportionately higher earnings in high tax jurisdictions.

We have not provided deferred U.S. income taxes on undistributed earnings of non-U.S. subsidiaries, which amounted to $184.2 million as of December 31, 2008. These earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these undistributed earnings.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). Upon the adoption of FIN 48, we recognized a gross increase in the tax liability for unrecognized tax benefits of $5.7 million. Prior to the adoption of FIN 48, we had recognized $1.4 million in unrecognized tax benefits. The gross increase in the tax liability upon the adoption of FIN 48 created additional tax benefits of $1.8 million, resulting in a net increase in the liability for unrecognized tax benefits of $3.9 million, which was accounted for as a reduction in retained earnings at January 1, 2007. These adjustments, if recognized in the provision for income taxes, would have increased our effective income tax rate.

A reconciliation of the change in the tax liability for unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
	(In thousands)
Beginning balance	$5,728	$7,083
Additions for tax positions related to the current year	317	470
Additions (subtractions) for tax positions related to prior years	(211)	582
Statute expiration	(645)	—
Settlements	(189)	(2,407)

Ending balance	5,000	5,728

The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have recognized tax benefits associated with these liabilities of $3.5 million and $2.2 million at December 31, 2008 and December 31, 2007, respectively.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of the adoption of FIN 48, we recognized a $0.9 million increase in the liability for accrued interest and penalties related to uncertain tax positions, which were also accounted for as a reduction of retained earnings at January 1, 2007. As a result of settlements, we reversed $0.2 million and $0.5 million of accrued interest and penalties related to uncertain tax positions during 2008 and 2007, respectively. Our liability for accrued interest and penalties related to uncertain tax positions was $0.2 million at December 31, 2008.

We do not expect that the total amount of the unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal returns have been completed through 2004. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2003.

Net income. Net income for the year ended December 31, 2008 was $70.4 million, an increase of $2.8 million, or 4%, from net income for the year ended December 31, 2007 of $67.6 million. Net income for the year ended December 31, 2007 included after-tax gains totaling $7.7 million on the sale of Cranberry Woods and Clifton, New Jersey property. Excluding these gains, net income increased $10.5 million, or 18%. Basic earnings per share of common stock was $1.98 in 2008 compared to $1.89 in 2007.

North American segment net income for the year ended December 31, 2008 was $51.9 million, an increase of $3.8 million, or 8%, from $48.1 million for the year ended December 31, 2007. North American segment net income for the year ended December 31, 2007 included the previously-discussed after-tax gain of $7.7 million on the sales of Cranberry Woods and Clifton, New Jersey property. Excluding these gains, North American segment net income improved $11.5 million, or 28%, primarily due to the previously-discussed increase in sales.

European segment net income for the year ended December 31, 2008 was $7.3 million, an increase of $0.5 million, or 6%, from $6.8 million for the year ended December 31, 2007. The improvement reflects the previously-discussed increase in sales, substantially offset by higher selling and research and development expenses.

International segment net income for the year ended December 31, 2008 was $14.8 million, an increase of $0.4 million, or 2%, from $14.4 million for the year ended December 31, 2007. The increase in International segment net income was primarily related to the previously-discussed sales growth, substantially offset by higher selling expenses.

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

Other income. Other income for the year ended December 31, 2007 was $17.4 million, an increase of $12.0 million, from $5.4 million in 2006. The increase was primarily due to the gains on two property sales that we made in 2007. In July 2007, we sold 83 acres of land in our Cranberry Woods office park to Wells Real Estate Investment Trust II—Cranberry Woods Development, Inc. for $14.6 million. This sale resulted in a gain of $10.6 million. In December 2007, we sold property in Clifton, New Jersey for a gain of $1.9 million.

Income tax provision. Our effective tax rate for the year ended December 31, 2007 was 36.4% compared to 31.0% for the year end December 31, 2006. The provision for income taxes for the year ended December 31, 2007 includes one-time charges of $1.6 million to adjust our net deferred tax assets in Germany due to a reduction in the German statutory income tax rate and $1.3 million for valuation allowances on net operating loss carry-forward deferred tax assets recorded in prior years. In August 2007, the German statutory tax rate was reduced by approximately 9%. The lower rate became effective January 1, 2008. The provision for income taxes for the year ended December 31, 2006 included one-time benefits $1.2 million and of $0.8 million related to adjustments to prior year extra-territorial income exclusions and research and development credits, respectively. Excluding these one-time adjustments, the effective tax rate for the year ended December 31, 2007 was 33.6% compared to 33.2% for 2006. The effective tax rate, excluding the one-time adjustments discussed above, was lower than the statutory rate primarily due to the manufacturing deduction, research and development credits, and non-U.S. income.

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

LIQUIDITY AND CAPITAL RESOURCES

Our main source of liquidity is operating cash flows, supplemented by borrowings to fund significant transactions. Our principal liquidity requirements are for working capital, capital expenditures, acquisitions, and principal and interest payments on debt. We believe that our financial strength has been evident during the growing crisis in the financial markets and the global economy. Our long-term debt is primarily at fixed interest rates with manageable repayment schedules through 2022. We have approximately $50.0 million in unused short-term bank lines of credit at competitive interest rates. All of our long-term borrowings and substantially all of our short-term borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations. In addition, we are pursuing actions to increase our available credit and to improve our cash flow during this period of economic uncertainty. These actions include a focus on reducing our working capital investment, selective staffing reductions, a salary and hiring freeze in the U.S and Canada, lower salary increases than in prior years for international employees, and numerous cost reduction measures. We have significantly reduced our capital expenditure plans, but will continue to invest in critical capital projects, such as our new Chinese and Mexican factories.

Cash and cash equivalents decreased $24.1 million during 2008 compared to increasing $13.7 million during 2007.

Operating activities provided cash of $59.8 million in 2008, an increase of $18.5 million, or 45%, compared to providing $41.3 million in 2007. Higher cash provided by operations in 2008 was primarily due to a significant improvement in non-cash adjustments, largely related to gains on the sale of property. This favorable impact was partially offset by a $2.2 million unfavorable change associated with working capital. Trade receivables were $198.6 million at December 31, 2008 compared to $205.7 million at December 31, 2007. LIFO inventories were $159.4 million at December 31, 2008 compared to $155.3 million at December 31, 2007. On a FIFO basis, inventories measured against cost of products sold turned 3.4 times in 2008 and 3.1 times in 2007. The $7.1 million decrease in trade receivables reflects a $14.0 million reduction due to currency translation effects, partially offset by a $6.9 million increase in local currency receivables. The $4.1 million increase in inventories reflects a $19.5 million increase in local currency inventories, substantially offset by a $15.4 million reduction due to currency translation effects. The $10.7 million increase in prepaids and other current assets during 2008 was primarily due to an increase in income taxes receivable. The increase in other non-current assets and liabilities during 2008 of $25.4 million was due primarily to an increase in receivables due from insurance carriers.

Our investing activities used cash of $44.4 million in 2008, compared with using $22.0 million in 2007. During 2008 and 2007, we used cash of $44.5 million and $32.9 million, respectively, for property additions. Higher capital spending in 2008 includes costs associated with the construction of our new facility in Suzhou, China, as well as major building improvement projects in Brazil and Australia. Property disposals provided cash of $2.2 million and $18.4 million during 2008 and 2007, respectively. During 2007, we received net cash of $13.9 million related to our sale of Cranberry Woods property. Acquisitions and other investing activities during 2008 and 2007 used cash of $2.1 million and $7.5 million, respectively. Cash used for acquisitions and other investing activities in 2008 was primarily for additional consideration related to the acquisition of Acceleron Technologies LLC. In 2007, we used cash of $5.7 million for the acquisition of Acceleron, $1.1 million to acquire the outstanding shares of MSA (India) Limited that were previously held by our joint venture partner, and $0.7 million to acquire TecBOS GmbH.

Financing activities used cash of $36.6 million in 2008 compared to using cash of $9.8 million in 2007. During 2008, we made dividend payments of $33.7 million compared to $30.1 million in 2007. Dividends paid on our common stock during 2008 (our 91st consecutive year of dividend payment) were $0.94 per share. Dividends paid on our common stock in 2007 and 2006 were $0.84 and $0.68, per share, respectively. During 2008 and 2007, we used cash of $1.0 million and $25.5 million, respectively, to purchase treasury shares. Our short-term borrowings increased $6.4 million during 2008 compared to increasing $44.2 million in 2007. Proceeds from short-term borrowings in 2007 were used primarily to finance treasury share purchases and acquisitions.

In 2004, we entered into an eight year interest rate swap agreement. The notional amount of the swap was $20.0 million at December 31, 2007 and $16.0 million at December 31, 2008. Under the terms of the agreement, we receive a fixed interest rate of 8.39% and pay a floating interest rate based on LIBOR. The interest rate swap has been designated as a fair value hedge of a portion of our fixed rate 8.39% Senior Notes. The fair value of the interest rate swap at December 31, 2008, has been recorded as an asset of $0.6 million that is included in other noncurrent assets, with an offsetting increase in the carrying value of the long-term debt.

The difference between the fixed rate amounts received and the variable rate amount did not have a significant effect on interest expense during 2008 and increased interest expense by $0.4 million during 2007.

Long-term debt, including the current portion at December 31, 2008 was $104.8 million, or 21% of total capital. For purposes of this calculation, total capital is defined as long-term debt plus the current portion of long-term debt and shareholders’ equity.

Our long-term debt obligations at December 31, 2008 and 2007 were as follows:

	2008	2007
	(In thousands)
U.S.
Industrial development debt issues payable through 2022, 2.12%	$6,750	$6,750
Senior Notes payable through 2012, 8.39%	32,574	39,826
Senior Notes payable through 2021, 5.41%	60,000	60,000
Notes payable through 2011, net of unamortized discount of $492 and $850	5,508	7,150
International
Various notes payable through 2008, 5.80%	—	8

Total	104,832	113,734
Amounts due within one year	10,750	10,008

Long-term debt	94,082	103,726

Approximate maturities of these obligations are $10.8 million in 2009, $12.0 million in 2010, $9.5 million in 2011, $8.6 million in 2012, $6.7 million in 2013 and $57.2 million thereafter. Some debt agreements require us to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants as of December 31, 2008.

Short-term bank lines of credit amounted to $101.6 million of which $51.5 million was unused at December 31, 2008. Generally, these short-term lines of credit are renewable annually. There are no significant commitment fees or compensating balance requirements. Short-term borrowings with banks, which exclude the current portion of long-term debt, were $50.1 million and $44.7 million at December 31, 2008 and 2007, respectively. The average month-end balance of total short-term borrowings during 2008 was $54.8 million. The maximum month-end balance of $75.5 million occurred at October 31, 2008. The weighted average interest rates of short-term borrowings at December 31, 2008 and 2007 were 4% and 6%, respectively.

We believe our sources of liquidity currently available from our cash reserves on hand, cash flow from operations, and borrowing capacity are sufficient to meet our principal liquidity requirements for at least the next 12 months.

CUMULATIVE TRANSLATION ADJUSTMENTS

The year-end position of the U.S. dollar relative to international currencies resulted in a translation loss of $23.2 million being charged to the cumulative translation adjustments shareholders’ equity account in 2008, compared to gains of $16.5 million and $10.1 million in 2007 and 2006, respectively. The translation loss in 2008 reflects the strengthening of the U.S. dollar against most currencies, but particularly the euro, the Brazilian real, the Australian dollar, and the South African rand. The translation gains in 2007 and 2006 were primarily related to the strengthening of the euro.

COMMITMENTS AND CONTINGENCIES

We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2008 were as follows:

	Total	2009	2010	2011	2012	2013	Thereafter
	(In millions)
Long-term debt*	$104.8	$10.8	$12.0	$9.5	$8.6	$6.7	$57.2
Operating leases	27.4	9.1	7.4	5.3	2.0	1.7	1.9
Totals	132.2	19.9	19.4	14.8	10.6	8.4	59.1

*	Future interest payments are not included in the table.

The significant obligations table does not include obligations to taxing authorities due to uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

We expect to make net contributions of $2.5 million to our pension plans in 2009.

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,600 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 12,600 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $60.6 million and $39.1 million at December 31, 2008 and 2007, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraph, we believe that the recorded balance is fully recoverable from carriers.

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

Product liability. We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. We accrue for our estimates of the probable costs to be incurred in the resolution of product liability claims. These estimates are based on actuarial valuations, past experience, and our judgments regarding the probable outcome of pending and threatened claims. Due to uncertainty as to the ultimate outcome of pending and threatened claims, as well as the incidence of future claims, it is possible that future results could be materially affected by changes in our assumptions and estimates related to product liability matters, including our estimates of amounts receivable from insurance carriers. Our product liability expense averaged less than 1% of net sales during the three years ended December 31, 2008.

Product warranties. We accrue for the estimated probable cost of product warranties at the time that sales are recognized. Our estimates are principally based on historical experience. We also accrue for our estimates of the probable costs of corrective action when significant product quality issues are identified. These estimates are principally based on our assumptions regarding the cost of corrective action and the probable number of units to be repaired or replaced. Our product warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Due to the uncertainty and potential volatility of these factors, it is possible that future results could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these matters. Our product warranty expense averaged approximately 1% of net sales during the three years ended December 31, 2008.

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

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. We had valuation allowances of $3.0 million and $1.8 million at December 31, 2008 and 2007, respectively.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 161 requires companies to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. We are currently evaluating the disclosure requirements of this statement.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141(R), Business Combinations. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. We do not expect that the adoption of this FSP will have a material effect on our consolidated results of operations or financial condition.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about defined benefit pension or other postretirement plan assets, including investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. This FSP is effective on December 31, 2009. We are currently evaluating the disclosure requirements of this statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2008 by approximately $53.8 million and $2.2 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2008, we had open foreign currency forward contracts with a U.S. Dollar notional value of $9.5 million. A hypothetical 10% increase in December 31, 2008 forward exchange rates would result in a $0.9 million increase in the fair value of these contracts.

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

We hold one interest rate swap agreement, which is used to hedge the fair market value of a portion of our 8.39% fixed rate long-term debt. At December 31, 2008, the swap agreement had a notional amount of $16.0 million and a fair market value in our favor of $0.6 million. A hypothetical increase of 10% in market interest rates would result in a decrease of approximately $0.2 million in the fair value of the interest rate swap.

We have $92.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.7 million, excluding the impact of outstanding hedge instruments. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ WILLIAM M. LAMBERT
William M. Lambert
Chief Executive Officer

/s/ DENNIS L. ZEITLER
Dennis L. Zeitler
Senior Vice President and Treasurer Chief Financial Officer

February 26, 2009

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mine Safety Appliances Company:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, cash flows and changes in retained earnings and other comprehensive income present fairly, in all material respects, the financial position of Mine Safety Appliances Company and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 in Note 7, stock based compensation in 2006 in Note 8, and defined benefit pension and postretirement benefit plans in 2006 in Note 11.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania

February 26, 2009

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Year Ended December 31	2008	2007	2006
Net sales	$1,134,282	$990,252	$913,714
Other income	5,261	17,396	5,384

	1,139,543	1,007,648	919,098

Costs and expenses
Cost of products sold	701,679	616,203	568,410
Selling, general and administrative	270,584	241,138	215,663
Research and development	35,020	30,196	26,037
Restructuring and other charges	3,936	4,142	6,981
Interest	8,923	9,913	6,228
Currency exchange losses (gains)	6,943	(132)	3,139

	1,027,085	901,460	826,458

Income before income taxes	112,458	106,188	92,640
Provision for income taxes	42,036	38,600	28,722

Net income	70,422	67,588	63,918

Basic earnings per common share	$1.98	$1.89	$1.76

Diluted earnings per common share	$1.96	$1.86	$1.73

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

December 31		2008	2007
Assets
Current Assets	Cash and cash equivalents	$50,894	$74,981
	Trade receivables, less allowance for doubtful accounts of $6,050 and $6,558	198,622	205,737
	Inventories	159,428	155,332
	Deferred tax assets	23,023	21,821
	Income taxes receivable	21,362	17,669
	Prepaid expenses and other current assets	24,446	21,510

	Total current assets	477,775	497,050

Property	Land	2,993	3,361
	Buildings	100,848	87,979
	Machinery and equipment	310,889	306,455
	Construction in progress	10,281	9,233

	Total	425,011	407,028
	Less accumulated depreciation	(283,602)	(276,583)

	Net property	141,409	130,445
Other Assets	Prepaid pension cost	78,037	212,304
	Deferred tax assets	7,651	24,125
	Goodwill	83,211	87,011
	Other noncurrent assets	87,727	65,371

	Total	875,810	1,016,306

Liabilities
Current Liabilities	Notes payable and current portion of long-term debt	$60,849	$54,676
	Accounts payable	50,126	50,648
	Employees’ compensation	30,368	24,920
	Insurance and product liability	20,487	15,192
	Taxes on income	6,083	7,199
	Other current liabilities	51,774	56,554

	Total current liabilities	219,687	209,189

Long-Term Debt		94,082	103,726

Other Liabilities	Pensions and other employee benefits	120,494	126,790
	Deferred tax liabilities	36,491	100,934
	Other noncurrent liabilities	9,931	13,129

	Total liabilities	480,685	553,768

	Minority interests	1,359	1,007

Shareholders’ Equity
	Preferred stock, 4 1/2% cumulative, $50 par value (callable at $52.50)	3,569	3,569
	Common stock, no par value (shares outstanding:
	2008—35,786,290 and 2007—35,661,776)	69,607	63,303
	Stock compensation trust	(12,416)	(13,208)
	Treasury shares, at cost	(257,830)	(256,846)
	Accumulated other comprehensive (loss) income	(74,412)	36,233
	Earnings retained in the business	665,248	628,480

	Total shareholders’ equity	393,766	461,531

	Total	875,810	1,016,306

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Year Ended December 31	2008	2007	2006
Operating Activities
Net income	$70,422	$67,588	$63,918
Depreciation and amortization	27,647	24,363	22,147
Pensions	(9,848)	(4,535)	696
Net gain from investing activities—property disposals	(543)	(13,008)	(2,081)
Stock-based compensation	5,456	4,791	3,934
Deferred income tax provision (benefit)	9,645	5,661	(1,932)
Other noncurrent assets and liabilities	(25,424)	(21,623)	(17,883)
Currency exchange loss (gain)	6,943	(132)	3,139
Other, net	205	128	(2,241)

Operating cash flow before changes in working capital	84,503	63,233	69,697

Trade receivables	(6,907)	(22,965)	4,176
Inventories	(19,482)	(8,285)	(5,374)
Accounts payable and accrued liabilities	12,416	21,593	(6,362)
Prepaid expenses and other current assets	(10,745)	(12,231)	699

Increase in working capital	(24,718)	(21,888)	(6,861)

Cash Flow From Operating Activities	59,785	41,345	62,836

Investing Activities
Property additions	(44,450)	(32,884)	(22,734)
Property disposals	2,161	18,412	3,887
Acquisitions, net of cash acquired, and other investing	(2,084)	(7,492)	(31,301)

Cash Flow From Investing Activities	(44,373)	(21,964)	(50,148)

Financing Activities
Proceeds from (payments on) short-term debt, net	6,369	44,233	(230)
Payments on long-term debt	(10,000)	(2,000)	(8,134)
Proceeds from long-term debt	—	—	59,819
Cash dividends paid	(33,654)	(30,139)	(24,774)
Company stock purchases	(983)	(25,547)	(29,893)
Exercise of stock options	755	2,134	1,900
Excess tax benefit related to stock plans	885	1,530	2,710

Cash Flow From Financing Activities	(36,628)	(9,789)	1,398

Effect of exchange rate changes on cash and cash equivalents	(2,871)	4,093	2,413

(Decrease) increase in cash and cash equivalents	(24,087)	13,685	16,499
Beginning cash and cash equivalents	74,981	61,296	44,797

Ending cash and cash equivalents	50,894	74,981	61,296

Supplemental cash flow information:
Interest payments	$7,895	$10,130	$5,684
Income tax payments	37,352	42,344	27,809

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND

OTHER COMPREHENSIVE INCOME

(In thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balances January 1, 2006	$556,709	$(9,571)
Net income	63,918	—	$63,918
Cumulative translation adjustments	—	10,083	10,083
Minimum pension liability adjustments, net of tax of $260	—	1,027	1,027

Comprehensive income	—	—	75,028

Adoption of FAS No. 158, net of tax of $16,932	—	26,551
Common dividends	(24,732)	—
Preferred dividends	(42)	—

Balances December 31, 2006	595,853	28,090
Net income	67,588	—	$67,588
Cumulative translation adjustments	—	16,463	16,463
Pension and post-retirement plan adjustments, net of tax of $4,836	—	(8,320)	(8,320)

Comprehensive income	—	—	75,731

Adoption of FASB Interpretation No. 48	(4,822)	—
Common dividends	(30,097)	—
Preferred dividends	(42)	—

Balances December 31, 2007	628,480	36,233
Net income	70,422		$70,422
Cumulative translation adjustments	—	(23,236)	(23,236)
Pension and post-retirement plan adjustments, net of tax of $53,256	—	(87,409)	(87,409)

Comprehensive income	—	—	(40,223)

Common dividends	(33,612)	—
Preferred dividends	(42)	—

Balances December 31, 2008	665,248	(74,412)

Components of accumulated other comprehensive (loss) income are as follows:

	2008	2007	2006
Cumulative translation adjustments	$(3,750)	$19,486	$3,023
Pension and post-retirement plan adjustments	(70,662)	16,747	25,067

Accumulated other comprehensive (loss) income	(74,412)	36,233	28,090

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

Currency Translation—The functional currency of all significant non-U.S. subsidiaries is the local currency. Assets and liabilities of these operations are translated at year-end exchange rates. Income statement accounts are translated using the average exchange rates for the reporting period. Translation adjustments for these companies are reported as a component of shareholders’ equity and are not included in income. Foreign currency transaction gains and losses are included in net income for the reporting period.

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

Property and Depreciation—Property is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, generally as follows: buildings 20 to 40 years and machinery and equipment 3 to 10 years. Expenditures for significant renewals and improvements are capitalized. Ordinary repairs and maintenance are expensed as incurred. Gains or losses on property dispositions are included in income and the cost and related depreciation are removed from the accounts.

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

Stock-Based Compensation—We account for stock-based compensation in accordance with FAS No. 123R, Share-Based Payment, which requires that we recognize compensation expense for employee and non-employee director stock-based compensation based on the grant date fair value. Except for retirement-eligible participants, for whom there is no requisite service period, this expense is recognized ratably over the requisite service periods following the date of grant. For retirement-eligible participants, this expense is recognized at the grant date.

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

Note 2—Restructuring and Other Charges

During the years ended December 31, 2008 and 2007, we recorded charges of $3.9 million and $4.1 million, respectively. These charges were primarily related to reorganization activities.

For the year ended December 31, 2008, North American segment charges of $3.2 million were primarily stay bonuses and other costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.7 million were for severance costs related to staff reductions in Japan and India.

For the year ended December 31, 2007, North American segment charges of $2.5 million were primarily severance costs and moving expenses associated with our Project Magellan initiative to move fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and to move our Mexican manufacturing operations to Queretaro, Mexico. The remaining $1.6 million of charges related primarily to severance costs associated with the reorganization of our management team and workforce reductions in the European and International segments.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Inventories

	December 31
	2008	2007
	(In thousands)
Finished products	$66,445	$64,513
Work in process	29,224	28,582
Raw materials and supplies	63,759	62,237

Total LIFO inventories	159,428	155,332
Excess of FIFO costs over LIFO costs	45,747	42,431

Total FIFO inventories	205,175	197,763

Inventories stated on the LIFO basis represent 30% and 35% of the total inventories at December 31, 2008 and 2007, respectively.

Reductions in certain inventory quantities during 2008 and 2007 resulted in liquidations of LIFO inventories carried at lower costs prevailing in prior years. The effect of these liquidations on cost of sales and net income was not significant in either year.

Note 4—Capital Stock

•	Common stock, no par value—180,000,000 shares authorized.

•	Second cumulative preferred voting stock, $10 par value—1,000,000 shares authorized; none issued.

•

4 1/2% cumulative preferred nonvoting stock, $50 par value—100,000 shares authorized; 71,373 shares issued and 52,878 shares ($1.8 million) held in treasury. There were treasury share purchases in 2008 of 37 shares for $2 (share purchase dollars in thousands). There were no treasury share purchases in 2007 or 2006.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock activity is summarized as follows:

	Shares			Dollars (In thousands)
	Issued	Stock Compensation Trust	Treasury	Common Stock	Stock Compensation Trust	Treasury Cost
Balances January 1, 2006	62,081,391	(3,001,125)	(22,534,282)	$48,669	$(15,667)	$(199,562)
Restricted stock awards	—	47,738	—	(249)	249	—
Restricted stock expense	—	—	—	2,204	—	—
Restricted stock forfeitures	—	—	(2,346)	94	—	(94)
Stock options exercised	—	204,375	—	832	1,068	—
Stock option expense	—	—	—	1,730	—	—
Tax benefit related to stock plans	—	—	—	2,710	—	—
Treasury shares purchased	—	—	(780,335)	—	—	(29,893)

Balances December 31, 2006	62,081,391	(2,749,012)	(23,316,963)	55,990	(14,350)	(229,549)
Restricted stock awards	—	94,932	—	(495)	495	—
Restricted stock expense	—	—	—	2,691	—	—
Stock options exercised	—	123,874	—	1,487	647	—
Stock option expense	—	—	—	2,100	—	—
Tax benefit related to stock plans	—	—	—	1,530	—	—
Treasury shares purchased	—	—	(572,446)	—	—	(25,547)

Balances December 31, 2007	62,081,391	(2,530,206)	(23,889,409)	63,303	(13,208)	(255,096)
Restricted stock awards	—	70,817	—	(369)	369	—
Restricted stock expense	—	—	—	2,860	—	—
Restricted stock forfeitures	—	—	(2,672)	(69)	—	—
Stock options exercised	—	80,927	—	332	423	—
Stock option expense	—	—	—	2,665	—	—
Tax benefit related to stock plans	—	—	—	885	—	—
Treasury shares purchased	—	—	(24,558)	—	—	(981)

Balances December 31, 2008	62,081,391	(2,378,462)	(23,916,639)	69,607	(12,416)	(256,077)

The Mine Safety Appliances Company Stock Compensation Trust was established to provide shares for certain benefit plans, including the management and non-employee directors’ equity incentive plans. Shares held by the Stock Compensation Trust, and the corresponding cost of those shares, are reported as a reduction of common shares issued. Differences between the cost of the shares held by the Stock Compensation Trust and the market value of shares released for stock-related benefits are reflected in common stock issued.

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

	North America	Europe	International	Reconciling Items	Consolidated Totals
	(In thousands)
2008
Sales to external customers	$596,277	$280,588	$257,417	$—	$1,134,282
Intercompany sales	59,497	109,983	12,837	(182,317)	—
Net income	51,889	7,255	14,794	(3,516)	70,422
Total assets	544,130	269,123	162,044	(99,487)	875,810
Interest income	679	628	961	182	2,450
Interest expense	8,486	226	194	17	8,923
Noncash items:
Depreciation and amortization	17,323	6,865	3,459	—	27,647
Pension income (expense)	16,716	(5,988)	(880)	—	9,848
Income tax provision	29,878	4,455	7,086	617	42,036
Property additions	17,862	7,880	18,708	—	44,450
Net property	85,172	27,685	28,552	—	141,409
2007
Sales to external customers	515,142	238,294	236,816	—	990,252
Intercompany sales	44,471	87,496	7,361	(139,328)	—
Net income	48,104	6,829	14,444	(1,789)	67,588
Total assets	669,113	282,538	141,273	(76,618)	1,016,306
Interest income	1,961	651	1,061	573	4,246
Interest expense	9,154	202	87	470	9,913
Noncash items:
Depreciation and amortization	15,294	5,995	3,074	—	24,363
Pension income (expense)	10,675	(5,199)	(941)	—	4,535
Equity in earnings of affiliates	—	—	(39)	—	(39)
Income tax provision	24,367	6,127	8,170	(64)	38,600
Property additions	19,257	6,365	7,262	—	32,884
Net property	84,287	27,937	18,221	—	130,445
2006
Sales to external customers	503,357	219,241	191,116	—	913,714
Intercompany sales	39,888	82,936	5,676	(128,500)	—
Net income	42,658	8,851	13,087	(678)	63,918
Total assets	609,913	249,073	109,027	(69,393)	898,620
Interest income	1,436	458	937	231	3,062
Interest expense	5,998	88	141	1	6,228
Noncash items:
Depreciation and amortization	14,200	5,456	2,491	—	22,147
Pension income (expense)	4,697	(4,569)	(824)	—	(696)
Equity in earnings of affiliates	(277)	—	109	—	(168)
Income tax provision	17,844	4,908	5,111	859	28,722
Investments in affiliates	221	—	410	—	631
Property additions	11,734	6,791	4,209	—	22,734
Net property	83,540	24,358	12,753	—	120,651

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

Geographic information for sales to external customers, based on country of origin:

	2008	2007	2006
	(In thousands)
United States	$573,943	$507,520	$500,398
Germany	95,828	96,535	99,955
Other	464,511	386,197	313,361

Total	1,134,282	990,252	913,714

In 2008, the North American segment reported sales to U.S. military customers of $127.1 million, or 11% of consolidated sales.

Note 6—Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	2008	2007	2006
	(In thousands, except per share amounts)
Net income	$70,422	$67,588	$63,918
Preferred stock dividends	(42)	(42)	(42)

Income available to common shareholders	70,380	67,546	63,876

Basic earnings per common share	$1.98	$1.89	$1.76

Diluted earnings per common share	$1.96	$1.86	$1.73

Basic shares outstanding	35,593	35,651	36,366
Stock options	356	589	562

Diluted shares outstanding	35,949	36,240	36,928

Antidilutive stock options	765	2	376

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes

	2008	2007	2006
	(In thousands)
Components of income before income taxes
U.S. income	$61,485	$61,527	$53,167
Non-U.S. income	50,973	44,661	39,473

Income before income taxes	112,458	106,188	92,640

Provision for income taxes
Current
Federal	11,518	19,357	13,653
State	4,655	1,607	2,663
Non-U.S.	16,218	11,975	14,338

Total current provision	32,391	32,939	30,654

Deferred
Federal	7,287	(482)	391
State	1,350	850	(1,161)
Non-U.S.	1,008	5,293	(1,162)

Total deferred provision.	9,645	5,661	(1,932)

Provision for income taxes	42,036	38,600	28,722

Reconciliation of the U.S. federal income tax rates to our effective tax rate

	2008	2007	2006
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—U.S.	2.4	1.7	1.3
Taxes on non-U.S. income	0.9	(0.6)	(0.5)
Research and development credits	(1.4)	(0.7)	(1.0)
Adjustment of prior years income taxes	1.2	(0.3)	(2.2)
Manufacturing deduction	(0.7)	(0.8)	(0.5)
Extra-territorial income exclusions	—	—	(0.6)
Valuation allowances	0.5	1.2	—
Statutory rate changes	—	1.5	—
Other	(0.5)	(0.6)	(0.5)

Effective income tax rate	37.4%	36.4%	31.0%

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31
	2008	2007
	(In thousands)
Components of deferred tax assets and liabilities
Deferred tax assets
Postretirement benefits	$16,296	$15,325
Inventory reserves	8,382	7,332
Vacation allowances	1,944	1,840
Net operating losses and tax credit carryforwards	2,962	2,161
Post employment benefits	962	682
Foreign tax credit carryforwards (expiring between 2012 and 2017)	2,297	3,717
Liability insurance	4,493	4,344
Basis of capital assets	3,043	3,453
Intangibles	1,535	1,819
Warranties	2,933	2,852
Other	6,572	5,657

Total deferred tax assets	51,419	49,182
Valuation allowances	(2,973)	(1,846)

Net deferred tax assets	48,446	47,336

Deferred tax liabilities
Property, plant and equipment	(21,094)	(21,152)
Pension	(32,785)	(78,939)
Other	(1,149)	(2,612)

Total deferred tax liabilities	(55,028)	(102,703)

Net deferred taxes	(6,582)	(55,367)

At December 31, 2008, we had net operating loss carryforwards of approximately $10.4 million, all in non-U.S. tax jurisdictions. A portion will expire in 2013 and a portion has an indefinite carryforward.

No deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which amounted to $184.2 million as of December 31, 2008. These earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these undistributed earnings.

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

Upon the adoption of FIN 48, we recognized a gross increase in the tax liability for unrecognized tax benefits of $5.7 million. Prior to the adoption of FIN 48, we had recognized $1.4 million in unrecognized tax benefits. The gross increase in the tax liability upon the adoption of FIN 48 created additional tax benefits of $1.8 million, resulting in a net increase in the liability for unrecognized tax benefits of $3.9 million, which was accounted for as a reduction in retained earnings at January 1, 2007. These adjustments, if recognized in the provision for income taxes, would have increased our effective income tax rate.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the change in the tax liability for unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
	(In thousands)
Beginning balance	$5,728	$7,083
Additions for tax positions related to the current year	317	470
Additions (subtractions) for tax positions related to prior years	(211)	582
Statute expiration	(645)	—
Settlements	(189)	(2,407)

Ending balance	5,000	5,728

The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have recognized tax benefits associated with these liabilities in the amount of $3.5 million and $2.2 million at December 31, 2008 and December 31, 2007 respectively.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of the adoption of FIN 48, we recognized a $0.9 million increase in the liability for accrued interest and penalties related to uncertain tax positions, which were also accounted for as a reduction of retained earnings at January 1, 2007. As a result of settlements, we reversed $0.2 million and $0.5 million of accrued interest and penalties related to uncertain tax positions during 2008 and 2007, respectively. Our liability for accrued interest and penalties related to uncertain tax positions was $0.2 million at December 31, 2008.

We do not expect that the total amount of the unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal returns have been completed through 2004. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2003.

Note 8—Stock Plans

On May 13, 2008, the shareholders approved the 2008 Management Equity Incentive Plan and the 2008 Non-Employee Directors’ Equity Incentive Plan. The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2018. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. These plans replace the 1998 Management Share Incentive Plan and the 1990 Non-Employee Directors’ Stock Option Plan. Our stock-based compensation includes stock options and restricted stock. Stock options are granted at market value option prices and expire after ten years, with limited instances of option prices in excess of market value and expiration after five years. Stock options granted after 2005 are exercisable beginning three years after the grant date. Stock options granted in 2005 and earlier years were fully vested as of December 31, 2005. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Certain restricted stock for management retention vests in three equal tranches four, five, and six years after the grant date. Unvested restricted stock for management retention is forfeited if the grantee’s employment with the company terminates for any reason other than death or disability. Restricted stock is valued at the market value of the stock on the grant date. We issue Stock Compensation Trust shares or new shares for stock option exercises and restricted stock grants. As of December 31, 2008, there were 1,800,000 shares and 373,057 shares, respectively, reserved for future grants under the management and non-employee directors’ equity incentive plans.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense was as follows:

	2008	2007	2006
	(In thousands)
Restricted stock	$2,791	$2,691	$2,204
Stock options	2,665	2,100	1,730

Total compensation expense before income taxes	5,456	4,791	3,934
Income tax benefit	1,896	1,711	1,434

Total compensation expense, net of income tax benefit	3,560	3,080	2,500

We did not capitalize any stock-based compensation expense in 2008, 2007, or 2006.

Stock option expense is based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2008, 2007, and 2006.

	2008	2007	2006
Fair value per option	$16.10	$15.46	$16.38
Risk-free interest rate	3.3%	4.6%	4.6%
Expected dividend yield	1.9%	1.9%	1.4%
Expected volatility	40%	40%	41%
Expected life (years)	6.1	6.0	5.7

The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date converted into an implied spot rate yield curve. Expected dividend yield is based on the most recent annualized dividend divided by the one year average closing share price. Expected volatility is based on the ten year historical volatility using daily stock prices. Expected life is based on historical stock option exercise data.

A summary of option activity follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding at January 1, 2006	1,554,207	$17.17
Granted	181,527	40.20
Exercised	(204,375)	9.29

Outstanding December 31, 2006	1,531,359	20.95	1,349,832
Granted	199,292	40.32
Exercised	(123,874)	17.22
Forfeited	(44,372)	42.00

Outstanding December 31, 2007	1,562,405	23.12	1,210,746
Granted	224,961	44.93
Exercised	(80,927)	9.32

Outstanding December 31, 2008	1,706,439	26.65	1,229,907

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2008 were as follows:

	Stock Options Outstanding
		Weighted-Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life
$ 7.07 – $13.57	739,248	$10.39	3.4 Years
$25.07 – $28.06	210,997	25.20	5.0
$40.08 – $50.25	756,194	42.95	7.2

$ 7.07 – $50.25	1,706,439	26.65	5.3

	Stock Options Exercisable
		Weighted-Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life
$ 7.07 – $13.57	739,248	$10.39	3.4 Years
$25.07 – $28.06	210,997	25.20	5.0
$40.08 – $50.25	279,662	43.84	5.1

$ 7.07 – $50.25	1,229,907	20.54	4.0

The aggregate intrinsic value of stock options exercisable at December 31, 2008 was $4.1 million. The aggregate intrinsic value of stock options outstanding at December 31, 2008 was a negative $4.7 million.

A summary of restricted stock activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	169,891	$25.10
Granted	47,738	40.29
Vested	(76,813)	12.18
Forfeited	(2,346)	40.08

Unvested at December 31, 2006	138,470	37.26
Granted	95,976	41.60
Vested	(51,113)	28.44

Unvested at December 31, 2007	183,333	42.00
Granted	71,900	44.68
Vested	(62,716)	43.35
Forfeited	(3,455)	42.26

Unvested at December 31, 2008	189,062	42.56

During the years ended December 31, 2008, 2007, and 2006, the total intrinsic value of stock options exercised (i.e. the difference between the market price at exercise and the option price paid to exercise the option) was $2.5 million, $3.8 million, and $6.3 million, respectively. The fair values of restricted stock vested during the years ended December 31, 2008, 2007, and 2006 were $2.5 million, $2.1 million, and $2.9 million, respectively.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 31, 2008, there was $6.1 million of unrecognized stock-based compensation expense. The weighted average period over which this expense is expected to be recognized was approximately 2 years.

Note 9—Long-Term Debt

	December 31
	2008	2007
	(In thousands)
U.S.
Industrial development debt issues payable through 2022, 2.12%	$6,750	$6,750
Senior Notes payable through 2012, 8.39%	32,574	39,826
Senior Notes payable through 2021, 5.41%	60,000	60,000
Note payable through 2011, net of unamortized discount of $492 and $850	5,508	7,150
International
Various notes payable through 2008, 5.80%	—	8

Total	104,832	113,734
Amounts due in one year	10,750	10,008

Long-term debt	94,082	103,726

Approximate maturities of these obligations over the next five years are $10.8 million in 2009, $12.0 million in 2010, $9.5 million in 2011, $8.6 million in 2012, $6.7 million 2013, and $57.2 million thereafter. Some debt agreements require us to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants as of December 31, 2008.

Note 10—Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the year ended December 31, 2008 were as follows:

	Goodwill	Intangibles
	(In thousands)
Net balances at January 1, 2008	$87,011	$15,633
Goodwill and intangibles acquired	—	2,192
Adjustments to purchase price allocations	(1,289)	1,289
Amortization expense	—	(3,214)
Currency translation and other	(2,511)	(399)

Net balances at December 31, 2008	83,211	15,501

At December 31, 2008, goodwill of approximately $63.5 million, $16.6 million, and $3.1 million related to the North American, European, and International operating segments, respectively.

In March 2008, we finalized the allocation of the purchase price related to the March 2007 acquisition of Acceleron Technologies, LLC. The final allocation resulted in a $1.3 million adjustment between goodwill and intangibles.

Intangible assets acquired includes additional consideration of $1.9 million paid to the former owners of Acceleron based on the achievement of specific technology milestones during 2008.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets include patents, license agreements, copyrights, and trademarks. These items are included in other noncurrent assets. At December 31, 2008, intangible assets totaled $15.5 million, net of accumulated amortization of $12.1 million. Intangible asset amortization expense over the next five years is expected to be approximately $2.0 million in 2009, $2.0 million in 2010, $1.8 million in 2011, $0.8 million in 2012, and $0.8 million in 2013.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to defined benefit pension plans and other postretirement benefits plans is provided in the following table.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In thousands)
Change in Benefit Obligations
Benefit obligations at January 1	$338,942	$315,337	$26,054	$24,906
Service cost	9,306	10,236	693	635
Interest cost	18,888	17,733	1,855	1,484
Participant contributions	314	438	—	—
Plan amendments	122	578	—	—
Actuarial (gains) losses	(43,752)	447	7,093	1,526
Benefits paid	(16,707)	(16,362)	(2,222)	(2,497)
Curtailments	(252)	—	—	—
Settlements	(131)	—	—	—
Currency translation effects	(7,258)	10,535	—	—

Benefit obligations at December 31	299,472	338,942	33,473	26,054

Change in Plan Assets
Fair value of plan assets at January 1	455,596	442,334	—	—
Actual return on plan assets	(143,326)	24,522	—	—
Employer contributions	3,333	3,074	1,081	497
Participant contributions	314	438	182	—
Benefits paid	(13,939)	(13,807)	(2,405)	(2,497)
Section 420 transfer to retiree medical plan	(1,142)	(2,000)	1,142	2,000
Reimbursement of German benefits	(2,768)	(2,555)	—	—
Settlements	(131)	—	—	—
Currency translation effects	(4,296)	3,590	—	—

Fair value of plan assets at December 31	293,641	455,596	—	—

Funded Status
Funded status at December 31	(5,831)	116,654	(33,473)	(26,054)
Unrecognized transition losses	64	123	—	—
Unrecognized prior service cost	1,225	1,306	(1,811)	(2,169)
Unrecognized net actuarial losses (gains)	96,984	(37,585)	16,276	10,398

Net amount recognized	92,442	80,498	(19,008)	(17,825)

Amounts Recognized in the Balance Sheet
Noncurrent assets	78,037	212,304	—	—
Current liabilities	(4,485)	(3,979)	(2,638)	(1,615)
Noncurrent liabilities	(79,383)	(91,671)	(30,835)	(24,439)

Net amount recognized	(5,831)	116,654	(33,473)	(26,054)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial losses (gains)	96,984	(37,585)	16,276	10,398
Prior service cost (credit)	1,225	1,306	(1,811)	(2,169)
Unrecognized net initial obligation	64	123	—	—

Total (before tax effects)	98,273	(36,156)	14,465	8,229

Accumulated Benefit Obligations for all Defined Benefit Plans	269,108	282,080	—	—

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
	(In thousands)
Components of Net Periodic Benefit (Credit) Cost
Service cost	$9,306	$10,236	$9,597	$693	$635	$614
Interest cost	18,888	17,733	16,066	1,855	1,484	1,399
Expected return on plan assets	(36,819)	(33,980)	(31,287)	—	—	—
Amortization of transition amounts	20	44	44	—	—	—
Amortization of prior service cost	176	190	198	1,215	(358)	(227)
Recognized net actuarial (gains) losses	(1,453)	1,125	1,089	(358)	778	820
Settlement loss	—	—	146	—	—	—
Curtailment loss	34	117	—	—	—	—
Termination benefits	—	—	4,843	—	—	—

Net periodic benefit (credit) cost	(9,848)	(4,535)	696	3,405	2,539	2,606

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Assumptions used to determine benefit obligations
Discount rate	6.2%	6.0%	6.3%	6.3%
Rate of compensation increase	3.7%	4.4%	—	—
Assumptions used to determine net periodic benefit cost
Discount rate	6.0%	5.6%	6.3%	6.0%
Expected return on plan assets	8.4%	8.4%	—	—
Rate of compensation increases	4.4%	4.4%	—	—

The expected return on assets for the 2008 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on historical returns) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Plan Assets at December 31
	2008	2007
Asset Category
Equity securities	64.9%	82.9%
Debt securities	28.9%	12.4%
Real estate	0.2%	0.2%
Cash/other	6.0%	4.5%

Total	100.0%	100.0%

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

We expect to make net contributions of $2.5 million to our pension plans in 2009.

For measurement purposes, a 9.5% increase in the costs of covered health care benefits was assumed for the year 2008, decreasing by 1.0% for each successive year to 4.5% in 2013 and thereafter. A one-percentage-point

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change in assumed health care cost trend rates would have increased or decreased the other postretirement benefit obligations and current year plan expense by approximately $1.9 million and $0.2 million, respectively.

Expense for defined contribution pension plans was $4.1 million in 2008, $3.7 million in 2007, and $4.0 million in 2006.

Estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $16.1 million in 2009, $16.7 million in 2010, $17.0 million in 2011, $18.0 million in 2012, $18.5 million in 2013 and are expected to aggregate $105.2 million for the five years thereafter. Estimated other postretirement benefits to be paid during the next five years are $2.6 million in 2009, $2.6 million in 2010, $2.8 million in 2011, $2.7 million in 2012, $2.8 million in 2013, and are expected to aggregate $14.7 million for the five years thereafter.

Note 12—Other Income

	2008	2007	2006
	(In thousands)
Interest income	$2,450	$4,246	$3,062
Gain on asset dispositions, net	2,157	13,973	2,865
Minority interests	96	(253)	(32)
Other, net	558	(570)	(511)

Total	5,261	17,396	5,384

The 2007 gain on asset dispositions includes a $10.6 million gain on the sale of 83 acres of property in our Cranberry Woods office park to Wells Real Estate Investment Trust II—Cranberry Woods Development Inc.

Note 13—Leases

We lease office space, manufacturing and warehouse facilities, automobiles, and other equipment under operating lease arrangements. Rent expense was $12.9 million in 2008, $12.6 million in 2007, and $11.2 million in 2006. Minimum rent commitments under noncancelable leases are $9.1 million in 2009, $7.4 million in 2010, $5.3 million in 2011, $2.0 million in 2012, $1.7 million in 2013, and $1.9 million thereafter.

Note 14—Short-Term Debt

Short-term bank lines of credit amounted to $101.6 million, of which $51.5 million was unused at December 31, 2008. Generally, these short-term lines of credit are renewable annually. There are no significant commitment fees or compensating balance requirements. Short-term borrowings with banks, which exclude the current portion of long-term debt, were $50.1 million and $44.7 million at December 31, 2008 and 2007, respectively. The average month-end balance of total short-term borrowings during 2008 was $54.8 million, while the maximum month-end balance of $75.5 million occurred at October 31, 2008. The weighted average interest rates on short-term borrowings at December 31, 2008 and 2007 were 4% and 6%, respectively.

Note 15—Derivative Financial Instruments

In 2004, we entered into an eight year interest rate swap agreement. Under the terms of the agreement, we receive a fixed interest rate of 8.39% and pay a floating interest rate based on LIBOR. The notional amount of

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the swap was $20.0 million at December 31, 2007 and was $16.0 million at December 31, 2008. The interest rate swap has been designated as a fair value hedge of a portion of our fixed rate 8.39% Senior Notes.

In order to account for these derivatives as hedges, the interest rate swap must be highly effective at offsetting changes in the fair value of the hedged debt. We have assumed that there is no ineffectiveness in the hedge, since all of the critical terms of the hedge match the underlying terms of the hedged debt.

The fair value of the interest rate swap at December 31, 2008 has been recorded as an asset of $0.6 million that is included in other noncurrent assets, with an offsetting increase in the carrying value of long-term debt.

As a result of entering into the interest rate swap, we have increased our exposure to interest rate fluctuations. Differences between the fixed rate amounts received and the variable rate amounts paid are recognized in interest expense on an ongoing basis. This rate difference did not have a significant effect on interest expense during the year ended December 31, 2008 and increased interest expense by $0.4 million during the year ended December 31, 2007.

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the criteria for hedge accounting under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related losses or gains in currency exchange losses (gains). At December 31, 2008, the notional amount of open forward contracts was $9.5 million. The unrealized loss on these contracts was $0.5 million at December 31, 2008. Substantially all of these contracts will mature during the first quarter of 2009

Note 16—Acquisitions

In December 2007, we acquired TecBOS GmbH of Halstenbek, Germany, a leading developer of software solutions for the fire service and other emergency planning organizations. A purchase price of $0.7 million was paid in cash to the previous owners. We allocated $0.5 million of the purchase price to intangible assets.

In March 2007, we acquired Acceleron Technologies, LLC, a San Francisco-based developer of advanced technology suitable for personal locator devices. We believe that the acquisition of this technology significantly expedites the development of reliable systems for first responder and soldier location applications. The initial purchase price of $5.7 million included amounts paid to the previous owners and other direct costs associated with the acquisition. In accordance with the terms of the acquisition agreement, additional cash consideration of $1.9 million was paid to the former owners of Acceleron based on the achievement of specific technology development milestones during 2008. Under the terms of the acquisition agreement, we have no further obligations to the former owners of Acceleron. The total acquisition price of $7.6 million has been allocated to intangible assets.

In March 2007, we acquired the outstanding shares of MSA (India) Limited that were previously held by our joint venture partner. As a wholly-owned subsidiary under MSA management, we believe that we are better positioned to take advantage of opportunities in the large and growing Indian market. We allocated $0.6 million of the $1.1 million purchase price to goodwill.

In September 2006, we acquired Paraclete Armor and Equipment, Inc. of St. Pauls, North Carolina. Paraclete is an innovator and developer of advanced ballistic body armor used by military personnel, including Special Forces units of the U.S. military. The purchase price of $30.4 million included a note payable and cash

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

paid to the previous owners and other direct external costs associated with the acquisition. The note is non-interest bearing and is payable in five annual installments of $2.0 million beginning September 1, 2007. We recorded the note at a fair value of $8.5 million at the time of issuance. The note discount of $1.5 million is being recognized as interest expense over its term. We allocated $2.7 million of the acquisition price to intangible asset and $22.7 million to goodwill. Goodwill related to Paraclete is deductible for tax purposes.

In January 2006, we acquired Select Personal Protective Equipment (Select PPE) of South Africa, an established supplier of multi-brand safety equipment and solutions to the South African mining industry. The purchase price of $7.9 million in cash included amounts paid to the previous owners and other direct costs associated with the acquisition. We allocated $1.6 million of the purchase price to intangible assets and $3.0 million to goodwill. Goodwill related to Select PPE is not deductible for tax purposes. At the same time, we took steps to ensure our compliance with South African Black Economic Empowerment (BEE) requirements by contributing our existing South African company, MSA Africa, and Select PPE to a newly-formed South African holding company in exchange for 74.9% common ownership interest in the holding company, preferred stock and interest bearing notes receivable. The new South African holding company issued 37,650 common shares, the remaining 25.1% ownership interest, to Mineworkers Investment Company of Johannesburg, South Africa at a price of $0.7 million. The carrying value of these shares was $0.8 million on the transaction date. Accordingly, we recognized a loss of $0.1 million, net of tax benefit, in connection with this transaction. We elected to account for the $0.1 million loss on the sale of stock by a subsidiary in net income and have applied this method consistently.

The operating results of all acquisitions have been included in our consolidated financial statements from their respective acquisition dates. Pro forma consolidated results, as if the acquisitions had occurred at the beginning of 2006, would not be materially different from the results reported.

Note 17—Fair Value Measurements

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

FAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. Our adoption of FAS No. 157, as it relates to financial assets and liabilities that are remeasured and reported at least annually, had no impact on consolidated results of operations or financial condition. We do not believe that the adoption of FAS No. 157, as it relates to nonfinancial assets and liabilities, will have a material impact on our consolidated results of operations or financial condition.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

In 2008, the valuation methodologies we used to measure financial assets and liabilities within the scope of FAS No. 157 were limited to the derivative financial instruments described in Note 15. We estimate the fair value of these financial instruments, consisting of an interest rate swap and foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of these financial instruments are classified within Level 2 of the fair value hierarchy.

Note 18—Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,600 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 12,600 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $60.6 million and $39.1 million at December 31, 2008 and 2007, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraph, we believe that the recorded balance is fully recoverable from carriers.

Note 19—Recently Issued Accounting Standards

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 161 requires companies to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. We are currently evaluating the disclosure requirements of this statement.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141(R), Business Combinations. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. We do not expect that the adoption of this FSP will have a material effect on our consolidated results of operations or financial condition.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about defined benefit pension or other postretirement plan assets, including investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. This FSP is effective on December 31, 2009. We are currently evaluating the disclosure requirements of this statement.

Note 20—Subsequent Event

During January 2009, there were 61 North American segment employees who made irrevocable elections to retire under the terms of a focused voluntary retirement incentive program (VRIP). These employees retired on January 31, 2009. VRIP non-cash special termination benefits expense of $6.3 million was recorded in January 2009. We expect that the staff reductions associated with the VRIP will result in annual pre-tax savings of approximately $5.0 million.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Quarterly Financial Information (Unaudited)

	2008
	Quarters				Year
	1st	2nd	3rd	4th
	(In thousands, except earnings per share)
Net sales	$266,344	$293,162	$285,941	$288,835	$1,134,282
Gross profit	106,352	111,589	108,738	105,924	432,603
Net income	16,027	19,954	17,943	16,498	70,422
Basic earnings per share	.45	.56	.50	.46	1.98
Diluted earnings per share	.44	.55	.50	.46	1.96

	2007
	Quarters				Year
	1st	2nd	3rd	4th
	(In thousands, except earnings per share)
Net sales	$225,939	$249,099	$247,675	$267,539	$990,252
Gross profit	89,169	93,796	90,268	100,816	374,049
Net income	16,068	17,328	16,735	17,457	67,588
Basic earnings per share	.45	.49	.47	.49	1.89
Diluted earnings per share	.44	.48	.46	.48	1.86

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

Incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Executive Compensation,” (3) “Other Information Concerning the Board of Directors,” (4) “Stock Ownership,” and (5) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 12, 2009. The information appearing in such Proxy Statement under the caption “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. As to Item 10 above, also see the information reported in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant,” which is incorporated herein by reference. As to Item 10 above, the Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s Internet site at www.MSANet.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.

As to Item 12 above, the following table sets forth information as of December 31, 2008 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,706,439	$26.65	2,173,057	*
Equity compensation plans not approved by security holders	None	—	None
Total	1,706,439	$26.65	2,173,057

*	Includes 1,800,000 shares available for issuance under the 2008 Management Equity Incentive Plan and 373,057 shares available for issuance under the 2008 Non-Employee Directors’ Equity Incentive Plan.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K.

(a) 2. The following additional financial information for the three years ended December 31, 2008 is filed with the report and should be read in conjunction with the above financial statements:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements and consolidated notes to the financial statements listed above.

(a) 3. Exhibits

(3	)(i)	Restated Articles of Incorporation as amended and restated May 23, 1986 and as further amended through May 2007, filed as Exhibit 3.1 to Form 8-K on May 15, 2007, is incorporated herein by reference.

(3	)(ii)	By-laws of the registrant, as amended to February 28, 2008, filed as Exhibit 3.1 to Form 8-K on March 5, 2008, is incorporated herein by reference.

(10	)(a)*	2008 Management Equity Incentive Plan, filed as Exhibit 10.1 to Form 8-K on May 15, 2008, is incorporated herein by reference.

(10	)(b)*	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(a) to Form 10-Q on May 10, 2006, is incorporated herein by reference.

(10	)(c)*	Supplemental Pension Plan as of May 5, 1998, filed as Exhibit 10(d) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(d)*	2008 Non-Employee Directors’ Equity Incentive Plan, filed as Exhibit 10.2 to Form 10-Q on July 28, 2008, is incorporated herein by reference.

(10	)(e)*	Executive Insurance Program as Amended and Restated as of January 1, 2006, filed as Exhibit 10(a) to Form 10-Q on August 7, 2007, is incorporated herein by reference.

(10	)(f)*	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(g)*	Form of Severance Agreement as of May 20, 1998 between the registrant and John T. Ryan III, filed as Exhibit 10(h) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(h)*	Form of Severance Agreement between the registrant and the other executive officers filed as Exhibit 10(i) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(i)	Trust Agreement, effective June 1, 1996, as amended through May 13, 2008, between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust filed as Exhibit 10.3 to Form 10-Q on July 28, 2008, is incorporated herein by reference.

(10	)(j)*	MSA Supplemental Savings Plan, as amended and restated effective January 1, 2003, filed as Exhibit 10(l) to Form 10-K on March 28, 2003, is incorporated herein by reference.

(10	)(k)*	CEO Annual Incentive Award Plan filed as Appendix A to the registrant’s definitive proxy statement dated March 29, 2005, is incorporated herein by reference.

(21)		Affiliates of the registrant is filed herewith.

(23)		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm is filed herewith.

(31	)(1)	Certification of W. M. Lambert pursuant to Rule 13a-14(a) is filed herewith.

(31	)(2)	Certification of D. L. Zeitler pursuant to Rule 13a-14(a) is filed herewith.

(32)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.(S)1350 is filed herewith.

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

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

MINE SAFETY APPLIANCES COMPANY

February 26, 2009	By	/s/ WILLIAM M. LAMBERT
(Date)		William M. Lambert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. RYAN III John T. Ryan III	Director, Chairman of the Board	February 26, 2009

/s/ WILLIAM M. LAMBERT William M. Lambert	Director; President and Chief Executive Officer	February 26, 2009

/s/ DENNIS L. ZEITLER Dennis L. Zeitler	Senior Vice President—Finance; Principal Financial and Accounting Officer	February 26, 2009

/s/ ROBERT A. BRUGGEWORTH Robert A. Bruggeworth	Director	February 26, 2009

/s/ JAMES A. CEDERNA James A. Cederna	Director	February 26, 2009

/s/ THOMAS B. HOTOPP Thomas B. Hotopp	Director	February 26, 2009

/s/ DIANE M. PEARSE Diane M. Pearse	Director	February 26, 2009

/s/ L. EDWARD SHAW, JR. L. Edward Shaw, Jr.	Director	February 26, 2009

/s/ JOHN C. UNKOVIC John C. Unkovic	Director	February 26, 2009

/s/ THOMAS H. WITMER Thomas H. Witmer	Director	February 26, 2009

SCHEDULE II

MINE SAFETY APPLIANCES COMPANY AND AFFILIATES

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2008

	2008	2007	2006
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$6,558	$5,574	$6,041
Additions—
Charged to costs and expenses	1,727	1,673	1,063
Deductions—
Deductions from reserves (1)	2,235	689	1,530

Balance at end of year	6,050	6,558	5,574

Income tax valuation allowance:
Balance at beginning of year	1,846	—	—
Additions—
Charged to costs and expenses	1,127	1,846	—
Deductions—
Deductions from reserves	—	—	—

Balance at end of year	2,973	1,846	—

(1)	Bad debts written off, net of recoveries.