Form 10-Q
period 2009-03-31
MINE SAFETY APPLIANCES CO
filed 2009-04-30
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On April 30, 2009 there were 35,938,703 shares of common stock outstanding, not including 2,220,084 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended March 31
	2009	2008
Net sales	$218,175	$266,344
Other income	859	1,059

	219,034	267,403

Costs and expenses
Cost of products sold	135,198	159,992
Selling, general and administrative	56,820	66,094
Research and development	7,013	7,352
Restructuring and other charges	8,095	1,106
Interest	1,847	2,494
Currency exchange (gains) losses	(926)	4,094

	208,047	241,132

Income before income taxes	10,987	26,271
Provision for income taxes	3,614	10,101

Net income	7,373	16,170
Less: Net income attributable to the noncontrolling interests	152	143

Net income attributable to Mine Safety Appliances Company	7,221	16,027

Basic earnings per common share	$0.20	$0.45

Diluted earnings per common share	$0.20	$0.44

Dividends per common share	$0.24	$0.22

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	March 31 2009	December 31 2008
Assets
Current assets
Cash and cash equivalents	$49,660	$50,894
Trade receivables, less allowance for doubtful accounts of $6,519 and $6,050	175,231	198,622
Inventories	152,439	159,428
Deferred tax assets	22,929	23,023
Income taxes receivable	14,830	21,362
Prepaid expenses and other current assets	22,985	24,446

Total current assets	438,074	477,775

Property, less accumulated depreciation of $284,755 and $283,602	141,128	141,409
Prepaid pension cost	75,010	78,037
Deferred tax assets	7,262	7,651
Goodwill	82,305	83,211
Other noncurrent assets	95,862	87,727

Total assets	839,641	875,810

Liabilities and Equity
Current liabilities
Notes payable and current portion of long-term debt	$56,325	$60,849
Accounts payable	44,671	50,126
Employees’ compensation	22,897	30,368
Insurance and product liability	21,192	20,487
Taxes on income	4,879	6,083
Other current liabilities	45,103	51,774

Total current liabilities	195,067	219,687

Long-term debt	94,111	94,082
Pensions and other employee benefits	117,618	120,494
Deferred tax liabilities	36,297	36,491
Other noncurrent liabilities	9,008	9,931

Total liabilities	452,101	480,685

Equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 35,938,703 and 35,786,290 shares)	70,480	69,607
Stock compensation trust — 2,220,084 and 2,378,462 shares	(11,589)	(12,416)
Treasury shares, at cost:
Preferred — 52,878 and 52,878 shares	(1,753)	(1,753)
Common — 23,922,604 and 23,916,639 shares	(256,184)	(256,077)
Accumulated other comprehensive loss	(81,165)	(73,233)
Retained earnings	663,872	665,248

Total Mine Safety Appliances Company shareholders’ equity	387,230	394,945
Noncontrolling interests	310	180

Total equity	387,540	395,125

Total liabilities and equity	839,641	875,810

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Three Months Ended March 31
	2009	2008
Operating Activities
Net income attributable to Mine Safety Appliances Company	$7,221	$16,027
Depreciation and amortization	6,754	6,769
Pensions	4,350	(2,160)
Net loss (gain) from investing activities — property disposals	263	(28)
Stock-based compensation	2,142	2,218
Deferred income tax benefit	(251)	(242)
Other noncurrent assets and liabilities	(10,475)	(8,470)
Currency exchange (gains) losses	(926)	4,094
Other, net	(123)	425

Operating cash flow before changes in working capital	8,955	18,633

Trade receivables	20,045	(8,643)
Inventories	2,834	(18,648)
Accounts payable and accrued liabilities	(16,740)	1,283
Prepaid expenses and other current assets	7,402	1,298

Decrease (increase) in working capital	13,541	(24,710)

Cash flow from operating activities	22,496	(6,077)

Investing Activities
Property additions	(8,577)	(10,091)
Property disposals	204	—
Acquisitions, net of cash acquired and other investing	(46)	(228)

Cash flow from investing activities	(8,419)	(10,319)

Financing Activities
(Payments on) proceeds from short-term debt, net	(4,491)	13,951
Cash dividends paid	(8,597)	(7,857)
Company stock purchases	(107)	(381)
Exercise of stock options	—	111
Excess tax (provision) benefit related to stock plans	(441)	83

Cash flow from financing activities	(13,636)	5,907

Effect of exchange rate changes on cash	(1,675)	2,726

Decrease in cash and cash equivalents	(1,234)	(7,763)
Beginning cash and cash equivalents	50,894	74,981

Ending cash and cash equivalents	49,660	67,218

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

(2) Restructuring and Other Charges

During the three months ended March 31, 2009, we recorded charges of $8.1 million ($5.1 million after tax). North American segment charges of $7.6 million related primarily to a focused voluntary retirement incentive program (VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the VRIP. These employees retired on January 31, 2009. VRIP non-cash special termination benefits expense of $6.6 million was recorded in January 2009. We expect that the staff reductions associated with the VRIP will result in annual pre-tax savings of approximately $5.0 million. The remaining $1.0 million of North American segment charges related to costs associated with layoffs and stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.5 million were primarily for severance costs related to staff reductions in Brazil.

During the three months ended March 31, 2008, we recorded charges of $1.1 million ($0.7 million after tax). These charges included $0.6 million in North America, primarily related to stay bonuses and other costs associated with the transfer of certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.5 million were severance costs related to staff reductions in Japan.

(3) Comprehensive (Loss) Income

Components of comprehensive (loss) income are as follows:

	Three Months Ended March 31
(In thousands)	2009	2008
Net income	$7,373	$16,170
Foreign currency translation adjustments	(7,943)	11,285

Comprehensive (loss) income	(570)	27,455
Comprehensive (income) loss attributable to the noncontrolling interests	(141)	249

Comprehensive (loss) income attributable to Mine Safety Appliances Company	(711)	27,704

Components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31 2009	December 31 2008
Cumulative foreign currency translation adjustments	$(10,503)	$(2,571)
Pension and post-retirement plan adjustments	(70,662)	(70,662)

Accumulated other comprehensive loss	(81,165)	(73,233)

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of the weighted average stock options outstanding during the period, using the treasury stock method. Antidilutive options are not considered in computing diluted earnings per share.

	Three Months Ended March 31
(In thousands, except per share amounts)	2009	2008
Net income attributable to Mine Safety Appliances Company	$7,221	$16,027
Preferred stock dividends	10	10

Income available to common shareholders	7,211	16,017

Basic earnings per common share	$0.20	$0.45

Diluted earnings per common share	$0.20	$0.44

Basic shares outstanding	35,633	35,540
Stock options	191	481

Diluted shares outstanding	35,824	36,021

Antidilutive stock options	967	391

(5) Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended March 31, 2009
Sales to external customers	$110,721	$56,917	$50,537	$—	$218,175
Intercompany sales	13,596	24,993	1,430	(40,019)	—
Net income attributable to Mine Safety Appliances Company	3,724	2,069	615	813	7,221

Three Months Ended March 31, 2008
Sales to external customers	$146,642	$60,405	$59,297	$—	$266,344
Intercompany sales	12,600	26,449	2,053	(41,102)	—
Net income attributable to Mine Safety Appliances Company	14,582	688	3,566	(2,809)	16,027

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

In 2009, we changed our method of allocating research and development expenses to each segment. Comparative 2008 net income amounts have been revised to conform to the current year presentation. The effect of the revisions to net income for the three months ended March 31, 2008 increased North American and European segment net income by $0.2 million and $0.4 million, respectively, and decreased International segment net income by $0.6 million.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit cost (credit) consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Three months ended March 31
Service cost	$1,910	$2,387	$181	$168
Interest cost	4,589	4,770	470	394
Expected return on plan assets	(8,631)	(9,112)	—	—
Amortization of transition amounts	1	2	—	—
Amortization of prior service cost	33	47	(88)	(89)
Recognized net actuarial losses (gains)	58	(254)	262	195
Termination benefits	6,390	—	250	—

Net periodic benefit cost (credit)	4,350	(2,160)	1,075	668

We made contributions of $0.6 million to our pension plans during the three month periods ended March 31, 2009 and March 31, 2008.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the three months ended March 31, 2009 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2009	$83,211	$15,501
Goodwill and intangible assets acquired	—	150
Amortization expense	—	(582)
Currency translation and other	(906)	(36)

Net balances at March 31, 2009	82,305	15,033

At March 31, 2009, goodwill of approximately $63.5 million, $15.7 million, and $3.1 million related to the North American, European, and International operating segments, respectively.

(8) Inventories

(In thousands)	March 31 2009	December 31 2008
Finished products	$69,572	$66,445
Work in process	23,712	29,224
Raw materials and supplies	59,155	63,759

Total inventories	152,439	159,428

(9) Stock Plans

On May 13, 2008, the shareholders approved the 2008 Management Equity Incentive Plan and the 2008 Non-Employee Directors’ Equity Incentive Plan. These plans replaced the 1998 Management Share Incentive Plan and the 1990 Non-Employee Directors’ Stock Option Plan. The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2018. Management stock-based compensation includes stock options, restricted stock and, beginning in 2009, performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market value option prices and expire after ten years, with limited instances of option prices in excess of market value and expiration after five years. Stock options are exercisable beginning three years after the grant date. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Certain restricted stock for management retention vests in three equal tranches four, five, and six years after the grant date. Unvested restricted stock for management retention is forfeited if the grantee’s employment with the company terminates for any reason other than death or disability. Restricted stock is valued at the market value of the stock on the grant date. Performance stock units are valued at the market value of the stock on the grant date. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving a targeted return on net assets (RONA) over a three year performance period relative to a pre-determined peer group of companies. We issue Stock Compensation Trust shares or new shares for stock option exercises and restricted stock grants.

Stock-based compensation expense was as follows:

	Three Months Ended March 31
(In thousands)	2009	2008
Stock compensation expense	$2,142	$2,218
Income tax benefit	745	770

Stock compensation expense, net of income tax benefit	1,397	1,448

A summary of stock option activity for the three months ended March 31, 2009 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	1,706,439	$26.65
Granted	399,278	17.83

Outstanding at March 31, 2009	2,105,717	24.98

Exercisable at March 31, 2009	1,349,115	22.27

A summary of restricted stock activity for the three months ended March 31, 2009 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	189,062	$42.56
Granted	177,150	17.83
Vested	(31,897)	40.41
Forfeited	(128)	40.10

Unvested at March 31, 2009	334,187	29.66

During the three months ended March 31, 2009, we granted performance stock units for 64,780 shares with a grant date fair value of $17.83 per share.

(10) Derivative Financial Instruments

In 2004, we entered into an eight year interest rate swap agreement, which was designated as a fair value hedge of a portion of our fixed rate 8.39% Senior Notes. Under the terms of the swap agreement, we received a fixed interest rate of 8.39% and paid a floating interest rate based on LIBOR. At December 31, 2008, the notional amount of the swap was $16.0 million and the fair value was recorded as an asset of $0.6 million that was included in other noncurrent assets, with an offsetting increase in the carrying value of long-term debt.

On January 15, 2009, we terminated the interest rate swap agreement and received a termination payment of $0.6 million, which represented the fair value of the swap on that date. That value has been recorded as an increase in the carrying value of long-term debt and is being recognized as a reduction of interest expense over the original term of the interest rate swap agreement.

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the criteria for hedge accounting under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange (gains) losses. At March 31, 2009, the notional amount of open forward contracts was $9.3 million and the unrealized loss on these contracts was $0.4 million. All of these contracts will mature during the second quarter of 2009.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments.

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2009	Fair Value at December 31, 2008	Fair Value at March 31, 2009	Fair Value at December 31, 2009
Derivatives designated as hedging instruments under FAS No. 133:
Interest rate swap	Other noncurrent assets	$—	$574	$—	$—
Derivatives not designated as hedging instruments under FAS No. 133:
Foreign currency forward contracts	Other current liabilities	—	—	380	526

Totals		—	574	380	526

The following table presents the income statement location and impact of the derivative financial instruments.

		Amount of Loss (Gain) Recognized in Income
		Three Months Ended March 31
	Income Statement Location	2009	2008
Derivatives designated as hedging instruments under FAS No. 133:
Interest rate swap	Interest expense	$—	$72
Derivatives not designated as hedging instruments under FAS No. 133:
Foreign currency forward contracts	Currency exchange (gains) losses	279	(1,172)

Totals		279	(1,100)

(11) Income Taxes

At March 31, 2009, we had a gross liability for unrecognized tax benefits of $5.0 million. We have recognized tax benefits associated with these liabilities of $3.5 million at March 31, 2009. These balances are unchanged since December 31, 2008. We do not expect that the total amount of the unrecognized tax benefit will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. At March 31, 2009, we had $0.2 million of accrued interest related to unrecognized tax benefits.

(12) Fair Value Measurements

On January 1, 2008, we adopted FAS No. 157, Fair Value Measurements, as it relates to financial assets and liabilities that are remeasured and reported at least annually. On January 1, 2009, we adopted FAS No. 157, as it relates to nonfinancial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.

FAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Our adoption of FAS No. 157, as it relates to financial and nonfinancial assets and liabilities, had no impact on consolidated results of operations, financial condition or liquidity.

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

(13) Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,500 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 11,800 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes, and other relevant information. We evaluate our exposures on an ongoing basis and make adjustments to the reserve as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial condition, operations or liquidity.

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

We are currently involved in coverage litigation with Century Indemnity Company (Century). We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached five insurance policies by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit. The court also denied certain preliminary motions filed by both parties to narrow the issues in dispute and matter is currently in discovery. We believe that Century’s refusal to indemnify us under the policies is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We are currently involved in coverage litigation with The North River Insurance Company (North River). On March 23, 2009, we sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution (ADR) program which requires the parties to mediate the dispute within the next few months in an attempt to resolve the dispute. If mediation is unsuccessful the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We are currently involved in coverage litigation with Columbia Casualty Company (CNA). On March 30, 2009, we sued CNA in the United States District Court for the Western District of Pennsylvania, alleging that CNA breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. We expect that this case will also be assigned to the ADR program. We believe that CNA’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $70.2 million and $60.6 million at March 31, 2009 and December 31, 2008, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraphs, we believe that the recorded balance is fully recoverable from carriers.

(14) Recently Adopted and Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. It also amends certain ARB No. 51 consolidation procedures for consistency with the requirements of FAS No. 141(R), Business Combinations, and expands disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of FAS No. 160 on January 1, 2009 is reflected in these financial statements and did not have a material effect on our consolidated results of operations or financial condition.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 161 requires companies to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. We adopted FAS No. 161 on January 1, 2009. See note 10 for disclosures related to derivative instruments and hedging activities.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141(R), Business Combinations. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. We do not expect that the adoption of this FSP will have a material effect on our consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP will be effective for our second quarter 2009 interim reporting period. We are currently evaluating the disclosure requirements of this statement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, spending patterns of government agencies, competitive pressures, product liability claims and our ability to collect related insurance receivables, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

International. Our International segment includes operating entities located in Abu Dhabi, Argentina, Australia, Brazil, Colombia, Chile, China, Egypt, Hong Kong, India, Indonesia, Japan, Malaysia, Peru,

Singapore, South Africa, Thailand, and Zambia, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany, and France, or are purchased from third party vendors.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net sales. Net sales for the three months ended March 31, 2009 were $218.2 million, a decrease of $48.1 million, or 18%, compared with $266.3 million for the three months ended March 31, 2008.

	Three Months Ended March 31		Dollar Decrease	Percent Decrease
(In millions)	2009	2008
North America	$110.7	$146.6	($35.9)	(24%)
Europe	56.9	60.4	(3.5)	(6)
International	50.5	59.3	(8.8)	(15)

Net sales by the North American segment were $110.7 million for the first quarter of 2009, a decrease of $35.9 million, or 24%, compared to $146.6 million for the first quarter of 2008. The decrease generally reflects the effects of the economic slowdown, which has led to reduced end-user demand, especially in construction, oil and gas, and other industrial markets. In addition, many of our distributors worked-off inventory during the quarter, which further reduced the level of orders. Sales of self-contained breathing apparatus (SCBA) were $5.4 million lower during the first quarter of 2009. Shipments of SCBAs were unusually high during the first quarter of 2008 due to an increase in orders that had been delayed during the second half of 2007 as manufacturers and the fire service market made the transition to a new National Fire Protection Association (NFPA) standard for SCBAs. Fire service market sales of thermal imaging cameras and fire helmets were also down $5.1 million in the current quarter. Shipments of Advanced Combat Helmets to the U.S. military and CG634 helmets to the Canadian Forces were $6.5 million and $3.6 million lower, respectively, as current contracts wound down or were completed. Shipments of head protection were down $5.2 million as the effect of the economic recession reduced demand from construction and industrial distributors.

Net sales for the European segment were $56.9 million for the first quarter of 2009, a decrease of $3.5 million, or 6%, compared to $60.4 million for the first quarter of 2008. Local currency sales in Europe increased $7.1 million during the first quarter of 2009. Local currency sales of ballistic helmets and gas masks, up $2.3 million and $1.1 million, respectively, reflect strong shipments to military and law enforcement customers in Germany and France. Local currency sales of fire helmets improved $1.7 million, primarily in France. The remainder of the local currency sales increase occurred primarily in Eastern European markets. Unfavorable translation effects of weaker European currencies, particularly the euro, in the current quarter decreased European segment sales, when stated in U.S. dollars, by approximately $10.6 million.

Net sales for the International segment were $50.5 million in the first quarter of 2009, a decrease of $8.8 million, or 15%, compared to $59.3 million for the first quarter of 2008. Local currency sales of the International segment improved $2.9 million during the current quarter. In China, local currency sales increased $5.1 million, reflecting strong shipments of SCBAs to the Hong Kong Fire Services. Our continued focus on the mining industry in South Africa resulted in a local currency sales increase of $2.5 million. These improvements were partially offset by lower local currency sales in Australia and Latin America, down $3.0 million and $1.9 million, respectively, primarily due to the economic recession. Currency translation effects reduced International segment sales, when stated in U.S. dollars, by $11.7 million, primarily related to a weakening of the Australian dollar, South African rand, and Brazilian real.

Cost of products sold. Cost of products sold was $135.2 million in the first quarter of 2009, compared to $160.0 million in the first quarter of 2008. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the first quarters of 2009 and 2008 of $2.0 million and $2.2 million, respectively.

Gross profit. Gross profit for the first quarter of 2009 was $83.0 million, which was $23.4 million, or 22%, lower than gross profit of $106.4 million in the first quarter of 2008. The ratio of gross profit to net sales was 38.0% in the first quarter of 2009 compared to 39.9% in the same quarter last year. The lower gross profit ratio in the first quarter of 2009 was primarily related to sales mix.

Selling, general and administrative expenses. Selling, general and administrative expenses were $56.8 million during the first quarter of 2009, a decrease of $9.3 million, or 14%, compared to $66.1 million in the first quarter of 2008. Selling, general and administrative expenses were 26.0% of net sales in the first quarter of 2009 compared to 24.8% of net sales in the first quarter of 2008. First quarter selling, general and administrative expenses in the North American segment were $3.8 million, or 13%, lower than in the same quarter last year. The decrease was a direct result of cost-savings initiatives that we took during the current quarter in response to the effects of the global economic crisis. Local currency selling, general and administrative expenses in the European and International segments were flat, with modest expense reductions in Europe being offset by increases in International. Higher local currency selling, general and administrative expenses in the International segment reflect our increased focus on global initiatives to expand our business in these markets. Currency exchange reduced first quarter 2009 administrative expense, when stated in U.S. dollars, by $5.9 million, primarily related to a weaker euro, Australian dollar, and Brazilian real.

Research and development expense. Research and development expense was $7.0 million during the first quarter of 2009, a decrease of $0.4 million, or 5%, compared to $7.4 million during the first quarter of 2008. The decrease was primarily related to the currency translation effect of a weaker euro.

Restructuring and other charges. During the first quarter 2009, we recorded charges of $8.1 million. North American segment charges of $7.6 million related primarily to a voluntary retirement incentive program (VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the VRIP. These employees retired on January 31, 2009. During the current quarter, we recorded VRIP non-cash special termination benefits expense of $6.6 million. We expect that staff reductions associated with the VRIP will result in annual pre-tax savings of approximately $5.0 million. The remaining $1.0 million of North American segment charges related to costs associated with layoffs and stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.5 million were primarily for severance costs related to staff reductions in Brazil.

During the first quarter 2008, we recorded charges of $1.1 million. These charges included $0.6 million in North America, primarily related to stay bonuses and other costs associated with the transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.5 million were severance costs related to staff reductions in Japan.

Interest expense. Interest expense was $1.8 million during the first quarter of 2009, a decrease of $0.7 million, or 26%, compared to $2.5 million in the same quarter last year. The decrease in interest expense was due to reductions in both short and long-term debt and lower short-term interest rates.

Currency exchange (gains) losses. We reported currency exchange gains of $0.9 million in the first quarter of 2009, compared to losses of $4.1 million in the first quarter of 2008. Currency exchange gains during the first quarter of 2009 were mostly unrealized, and related to the favorable effect of a weaker euro on inter-company balances. Currency exchange losses during the first quarter of 2008 were mostly unrealized, and related to the effects of a stronger euro and a weaker South African rand on inter-company balances and losses on Canadian dollar trade receivables.

Income taxes. The effective tax rate for the first quarter of 2009 was 32.9% compared to 38.4% for the same quarter last year. The lower effective tax rate in the current quarter reflects a more favorable non-U.S. tax rate and a lower U.S. rate due to the reinstatement of the research and development tax credit. The first quarter 2008 provision for income taxes also included a one-time charge of $0.4 million in Germany, related to a tax law change that imposed a 3% flat tax on previously untaxed subsidies.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal returns have been completed through 2004. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2003.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the first quarter of 2009 was $7.2 million, or $0.20 per basic share, compared to $16.0 million, or $0.45 per basic share, for the same quarter last year.

North American segment net income for the first quarter of 2009 was $3.7 million, a decrease of $10.9 million, or 75%, compared to $14.6 million in the first quarter of 2008. First quarter 2009 net income in North America includes a $4.4 million after-tax, non-cash charge related to a voluntary retirement incentive program that was completed in January. Excluding this one-time charge, North American segment net income was down $6.5 million in the current quarter. The decrease was primarily related to the previously-discussed decrease in sales, partially offset by reductions in operating expenses.

European segment net income for the first quarter of 2009 was $2.1 million, an increase of $1.4 million, compared to net income of $0.7 million during the first quarter of 2008. The increase in European segment net income was due to a reduction in operating expenses and a lower effective tax rate.

International segment net income for the first quarter of 2009 was $0.6 million, a decrease of $3.0 million, or 83%, compared to $3.6 million in the same quarter last year. The decrease in International segment net income was primarily related to the previously-discussed decrease in sales. Currency translation effects decreased current quarter international segment net income, when stated in U.S. dollars by approximately $1.1 million, largely due to the weakening of the Australian dollar, South African rand, and Brazilian real.

The first quarter 2009 income of $0.8 million and the first quarter 2008 loss of $2.8 million reported in reconciling items were primarily related to unrealized currency exchange gains and losses on inter-company balances.

LIQUIDITY AND CAPITAL RESOURCES

Our main source of liquidity is operating cash flows, supplemented by borrowings to fund significant transactions. Our principal liquidity requirements are for working capital, capital expenditures, acquisitions, and principal and interest payments on debt. We believe that our financial strength has been evident during the growing crisis in the financial markets and the global economy. Our long-term debt is primarily at fixed interest rates with manageable repayment schedules through 2022. We recently increased our available credit and currently have over $60.0 million in unused short-term bank lines of credit at competitive interest rates. All of our long-term borrowings and substantially all of our short-term borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations. In addition, we are pursuing actions to improve our cash flow during this period of economic uncertainty. During the first quarter of 2009, these actions have included a focus on reducing our working capital investment, selective staffing reductions, a salary and hiring freeze in the U.S. and Canada, lower salary increases than in prior years for international employees, and numerous cost reduction measures. We have significantly reduced our capital expenditure plans, but will continue to invest in critical capital projects, such as our new Chinese and Mexican factories.

Cash and cash equivalents decreased $1.2 million during the three months ended March 31, 2009, compared to a decrease of $7.8 million during the three months ended March 31, 2008.

Operating activities provided cash of $22.5 million during the three months ended March 31, 2009, compared to using cash of $6.1 million during the three months ended March 31, 2008. Significantly improved operating cash flow in the first quarter of 2009 was primarily related to a $38.3 million favorable change associated with working capital. This change was partially offset by a $9.7 million decrease in operating cash flow before changes in working capital, primarily due to the previously-discussed decrease in net income. Trade receivables were $175.2 million at March 31, 2009 compared to $198.6 million at December 31, 2008. LIFO inventories were $152.4 million at March 31, 2009 compared to $159.4 million at December 31, 2008. The $23.4 million decrease in trade receivables reflects a $20.0 million decrease in local currency balances, primarily in North America, and a $3.4 million reduction due to currency translation effects. The $7.0 million decrease in inventories reflects a $2.8 million decrease in local currency inventories and a $4.2 million reduction due to currency translation effects. The $8.0 million decrease in prepaids and other current assets during the first quarter of 2009 was primarily related to income taxes receivable and a $0.6 million reduction due to currency translation effects. The increase in other non-current assets $8.1 million was due primarily to an increase in receivables due from insurance carriers.

Investing activities used cash of $8.4 million during the three months ended March 31, 2009, compared to using $10.3 million in the same quarter last year. During the three months ended March 31, 2009 and 2008, we used cash of $8.6 million and $10.1 million, respectively, for property additions. Higher property additions in the first quarter of 2008 were related to the construction of our new facility in Suzhou, China, as well as building improvement projects in Brazil and Australia.

Financing activities used cash of $13.6 million during the three months ended March 31, 2009, compared to providing $5.9 million during the first quarter of 2008. The change was primarily related to borrowing on our short-term line of credit. During the first quarter of 2009, we paid down $4.5 million of short-term debt, compared to borrowing $14.0 million in the first quarter of 2008. During the first three months of 2009, we paid cash dividends of $8.6 million compared to paying dividends of $7.9 million in the first quarter of 2008.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at March 31, 2009 resulted in a translation loss of $7.9 million being charged to the cumulative translation adjustments shareholders’ equity account during the three months ended March 31, 2009, compared to a gain of $11.7 million during the three months ended March 31, 2008. Translation losses in the first quarter of 2009 were primarily related to the weakening of the euro. Translation gains in the first quarter of 2008 were primarily due to the strengthening of the euro, partially offset by a weakening of the South African rand.

COMMITMENTS AND CONTINGENCIES

We expect to make net contributions of $2.5 million to our pension plans during 2009.

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,500 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 11,800 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes, and other relevant information. We evaluate our exposures on an ongoing basis and make adjustments to the reserve as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial condition, operations or liquidity.

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

We are currently involved in coverage litigation with Century Indemnity Company (Century). We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached five insurance policies by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit. The court also denied certain preliminary motions filed by both parties to narrow the issues in dispute and matter is currently in discovery. We believe that Century’s refusal to indemnify us under the policies is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We are currently involved in coverage litigation with The North River Insurance Company (North River). On March 23, 2009, we sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution (ADR) program, which requires the parties to mediate the dispute within the next few months in an attempt to resolve the dispute. If mediation is unsuccessful the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We are currently involved in coverage litigation with Columbia Casualty Company (CNA). On March 30, 2009, we sued CNA in the United States District Court for the Western District of Pennsylvania, alleging that CNA breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. We expect that this case will also be assigned to the ADR program. We believe that CNA’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $70.2 million and $60.6 million at March 31, 2009 and December 31, 2008, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraphs, we believe that the recorded balance is fully recoverable from carriers.

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

The more critical judgments and estimates used in the preparation of our financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. It also amends certain ARB No. 51 consolidation procedures for consistency with the requirements of FAS No. 141(R), Business Combinations, and expands disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of FAS No. 160 on January 1, 2009 is reflected in these financial statements and did not have a material effect on our consolidated results of operations or financial condition.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 161 requires companies to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. We adopted FAS No. 161 on January 1, 2009. See note 10 for disclosures related to derivative instruments and hedging activities.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141(R), Business Combinations. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. We do not expect that the adoption of this FSP will have a material effect on our consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP will be effective for our second quarter 2009 interim reporting period. We are currently evaluating the disclosure requirements of this statement.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the three months ended March 31, 2009 by approximately $10.8 million and $0.3 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2009, we had open foreign currency forward contracts with a U.S. dollar notional value of $9.3 million. A hypothetical 10% increase in March 31, 2009 forward exchange rates would result in a $0.9 million increase in the fair value of these contracts.

Interest rate sensitivity. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of industrial development debt, these financial instruments are reported at carrying values that approximate fair values.

We have $92.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.7 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	1,682	$19.62	—	2,482,172
February 1 – February 28, 2009	—	—	—	2,668,505
March 1 – March 31, 2009	4,155	17.79	—	2,432,578

On November 2, 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time to time in private transactions and on the open market. The share purchase program has no expiration date. The maximum shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.

We do not have any other share repurchase programs.

Shares purchased during January and March 2009 related to stock compensation transactions.

Item 6.	EXHIBITS

(a) Exhibits

10.1*	Form of Change-in-Control Severance Agreements between the registrant and its executive officers

10.2*	Supplemental Executive Retirement Plan, effective January 1, 2008

10.3*	Supplemental Pension Plan, as amended and restated effective January 1, 2005

10.4*	2005 MSA Supplemental Savings Plan, effective January 1, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. (S)1350

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

April 30, 2009	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President — Finance; Duly Authorized Officer and Principal Financial Officer