Form 10-Q
period 2009-06-30
MINE SAFETY APPLIANCES CO
filed 2009-07-28
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

On July 28, 2009 there were 35,962,603 shares of common stock outstanding, not including 2,190,068 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net sales	$227,232	$293,162	$445,407	$559,506
Other income	672	1,464	1,531	2,523

	227,904	294,626	446,938	562,029

Costs and expenses
Cost of products sold	141,917	181,573	277,115	341,565
Selling, general and administrative	56,041	68,919	112,861	135,013
Research and development	7,273	9,202	14,286	16,554
Restructuring and other charges	966	1,125	9,061	2,231
Interest	1,914	2,281	3,761	4,775
Currency exchange losses (gains)	579	(76)	(347)	4,018

	208,690	263,024	416,737	504,156

Income before income taxes	19,214	31,602	30,201	57,873
Provision for income taxes	6,986	11,676	10,600	21,777

Net income	12,228	19,926	19,601	36,096
Net loss (income) attributable to noncontrolling interests	230	28	78	(115)

Net income attributable to Mine Safety Appliances Company	12,458	19,954	19,679	35,981

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.35	$0.56	$0.55	$1.01

Diluted	$0.35	$0.55	$0.55	$1.00

Dividends per common share	$0.24	$0.24	$0.48	$0.46

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	June 30 2009	December 31 2008
Assets
Current assets
Cash and cash equivalents	$62,667	$50,894
Trade receivables, less allowance for doubtful accounts of $6,627 and $6,050	173,978	198,622
Inventories	145,312	159,428
Deferred tax assets	23,658	23,023
Income taxes receivable	12,310	21,362
Prepaid expenses and other current assets	24,548	24,446

Total current assets	442,473	477,775

Property, less accumulated depreciation of $294,716 and $283,602	145,437	141,409
Prepaid pension cost	78,411	78,037
Deferred tax assets	7,526	7,651
Goodwill	83,638	83,211
Other noncurrent assets	102,281	87,727

Total assets	859,766	875,810

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$49,191	$60,849
Accounts payable	45,865	50,126
Employees’ compensation	28,029	30,368
Insurance and product liability	17,782	20,487
Taxes on income	3,571	6,083
Other current liabilities	42,738	51,774

Total current liabilities	187,176	219,687

Long-term debt	94,118	94,082
Pensions and other employee benefits	122,158	120,494
Deferred tax liabilities	36,318	36,491
Other noncurrent liabilities	8,996	9,931

Total liabilities	448,766	480,685

Equity
Mine Safety Appliances Company shareholders’ equity
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 35,962,603 and 35,786,290 shares)	71,571	69,607
Stock compensation trust — 2,190,068 and 2,378,462 shares	(11,432)	(12,416)
Treasury shares, at cost:
Preferred — 52,878 and 52,878 shares	(1,753)	(1,753)
Common — 23,928,720 and 23,916,639 shares	(256,184)	(256,077)
Accumulated other comprehensive loss	(64,893)	(74,412)
Retained earnings	667,687	665,248

Total Mine Safety Appliances Company shareholders’ equity	408,565	393,766
Noncontrolling interests	2,435	1,359

Total equity	411,000	395,125

Total liabilities and equity	859,766	875,810

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Six Months Ended June 30
	2009	2008
Operating Activities
Net income attributable to Mine Safety Appliances Company	$19,679	$35,981
Depreciation and amortization	13,431	13,857
Pensions	2,231	(4,475)
Net loss (gain) from investing activities — property disposals	248	(674)
Stock-based compensation	3,374	3,444
Deferred income tax benefit	(364)	(1,586)
Other noncurrent assets and liabilities	(17,668)	(14,189)
Currency exchange (gains) losses	(347)	4,018
Other, net	(2,193)	(71)

Operating cash flow before changes in working capital	18,391	36,305

Trade receivables	28,962	(10,743)
Inventories	21,145	(22,430)
Accounts payable and accrued liabilities	(23,219)	8,463
Income taxes receivable, prepaid expenses and other current assets	9,486	(3,103)

Decrease (increase) in working capital	36,374	(27,813)

Cash flow from operating activities	54,765	8,492

Investing Activities
Property additions	(14,606)	(19,582)
Property disposals	221	1,230
Other, net	9	(379)

Cash flow from investing activities	(14,376)	(18,731)

Financing Activities
(Payments on) proceeds from short-term debt, net	(12,123)	15,022
Cash dividends paid	(17,240)	(16,456)
Company stock purchases	(107)	(875)
Exercise of stock options	70	601
Excess tax (provision) benefit related to stock plans	(495)	852

Cash flow from financing activities	(29,895)	(856)

Effect of exchange rate changes on cash and cash equivalents	1,279	3,123

Increase (decrease) in cash and cash equivalents	11,773	(7,972)
Beginning cash and cash equivalents	50,894	74,981

Ending cash and cash equivalents	62,667	67,009

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

(2) Restructuring and Other Charges

During the three and six month periods ended June 30, 2009, we recorded charges of $1.0 million ($0.7 million after tax) and $9.1 million ($5.8 million after tax), respectively. North American segment charges of $8.3 million for the six months ended June 30, 2009 related primarily to a focused voluntary retirement incentive program (VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the VRIP. These employees retired on January 31, 2009. VRIP non-cash special termination benefits expense of $6.7 million was recorded in January 2009. We expect that the staff reductions associated with the VRIP will result in annual pre-tax savings of approximately $5.0 million. The remaining $1.6 million of North American segment charges related to costs associated with layoffs and stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. International segment charges of $0.8 million were primarily for severance costs related to staff reductions in Brazil, Australia and South Africa.

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

(3) Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2009	2008	2009	2008
Net income	$12,228	$19,926	$19,601	$36,096
Foreign currency translation adjustments	18,627	2,160	10,673	13,053

Comprehensive income	30,855	22,086	30,274	49,149
Comprehensive (income) loss attributable to noncontrolling interests	(935)	(86)	(1,076)	163

Comprehensive income attributable to Mine Safety Appliances Company	29,920	22,000	29,198	49,312

Components of accumulated other comprehensive loss are as follows:

(In thousands)	June 30 2009	December 31 2008
Cumulative foreign currency translation adjustments	$5,769	$(3,750)
Pension and post-retirement plan adjustments	(70,662)	(70,662)

Accumulated other comprehensive loss	(64,893)	(74,412)

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of stock options and the vesting of restricted stock and performance stock, provided in each case that the effect is dilutive.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2009	2008	2009	2008
Net income attributable to Mine Safety Appliances Company	$12,458	$19,954	$19,679	$35,981
Preferred stock dividends	10	10	20	20

Income available to common shareholders	12,448	19,944	19,659	35,961

Basic earnings per common share	$0.35	$0.56	$0.55	$1.01

Diluted earnings per common share	$0.35	$0.55	$0.55	$1.00

Basic shares outstanding	35,672	35,594	35,652	35,567
Stock options and other stock compensation	146	393	169	437

Diluted shares outstanding	35,818	35,987	35,821	36,004

Antidilutive stock options	951	434	951	434

(5) Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended June 30, 2009
Sales to external customers	$112,358	$55,834	$59,040	$—	$227,232
Intercompany sales	15,270	20,528	4,061	(39,859)	—
Net income attributable to Mine Safety Appliances Company	10,912	428	1,468	(350)	12,458

Six Months Ended June 30, 2009
Sales to external customers	$223,079	$112,751	$109,577	$—	$445,407
Intercompany sales	28,866	45,521	5,491	(79,878)	—
Net income attributable to Mine Safety Appliances Company	14,636	2,497	2,083	463	19,679

Three Months Ended June 30, 2008
Sales to external customers	$148,682	$76,853	$67,627	$—	$293,162
Intercompany sales	14,660	29,964	4,842	(49,466)	—
Net income attributable to Mine Safety Appliances Company	11,612	4,810	3,556	(24)	19,954

Six Months Ended June 30, 2008
Sales to external customers	$295,324	$137,258	$126,924	$—	$559,506
Intercompany sales	27,260	56,413	6,895	(90,568)	—
Net income attributable to Mine Safety Appliances Company	26,194	5,498	7,122	(2,833)	35,981

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

In 2009, we changed our method of allocating research and development expenses to each segment. Comparative 2008 net income amounts have been revised to conform to the current year presentation. The effect of the revisions to net income for the three months ended June 30, 2008 increased North American and European segment net income by $0.1 million and $0.7 million, respectively, and decreased International segment net income by $0.8 million. The effect of the revisions to net income for the six months ended June 30, 2008 increased North American and European segment net income by $0.3 million and $1.1 million, respectively, and decreased International segment net income by $1.4 million.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Three months ended June 30
Service cost	$1,981	$2,408	$181	$179
Interest cost	4,674	4,809	470	534
Expected return on plan assets	(8,892)	(9,330)	—	—
Amortization of transition amounts	2	3	—	—
Amortization of prior service cost	36	45	(88)	(90)
Recognized net actuarial losses (gains)	59	(250)	262	412
Termination benefits	21	—	—	—

Net periodic benefit (credit) cost	(2,119)	(2,315)	825	1,035

Six months ended June 30
Service cost	$3,891	$4,795	$362	$347
Interest cost	9,263	9,579	940	928
Expected return on plan assets	(17,523)	(18,442)	—	—
Amortization of transition amounts	3	5	—	—
Amortization of prior service cost	69	92	(176)	(179)
Recognized net actuarial losses (gains)	117	(504)	524	607
Termination benefits	6,411	—	250	—

Net periodic benefit cost (credit)	2,231	(4,475)	1,900	1,703

We made contributions of $1.3 million to our pension plans during the six month period ended June 30, 2009. We expect to make contributions of approximately $2.5 million to our pension plans in 2009.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the six months ended June 30, 2009 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2009	$83,211	$15,501
Goodwill and intangible assets acquired	—	150
Amortization expense	—	(1,171)
Currency translation	427	202

Net balances at June 30, 2009	83,638	14,682

At June 30, 2009, goodwill of approximately $63.5 million, $16.5 million, and $3.6 million related to the North American, European, and International operating segments, respectively.

(8) Inventories

(In thousands)	June 30 2009	December 31 2008
Finished products	$62,703	$66,445
Work in process	23,605	29,224
Raw materials and supplies	59,004	63,759

Total inventories	145,312	159,428

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

Stock-based compensation expense was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2009	2008	2009	2008
Stock compensation expense	$1,232	$1,226	$3,374	$3,444
Income tax benefit	452	432	1,197	1,202

Stock compensation expense, net of income tax benefit	780	794	2,177	2,242

A summary of stock option activity for the six months ended June 30, 2009 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	1,706,439	$26.65
Granted	438,110	18.17
Exercised	(9,702)	7.19
Forfeited	(33,908)	30.16

Outstanding at June 30, 2009	2,100,939	24.81

Exercisable at June 30, 2009	1,339,413	22.38

A summary of restricted stock activity for the six months ended June 30, 2009 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	189,062	$42.56
Granted	197,464	18.25
Vested	(39,319)	40.57
Forfeited	(6,244)	28.62

Unvested at June 30, 2009	340,963	28.96

On February 23, 2009, we granted performance stock units for 64,780 shares with a grant date fair value of $17.83 per share. During June, performance stock units for 2,806 shares were forfeited. The estimated final number of shares to be issued did not change significantly during the six months ended June 30, 2009.

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

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the criteria for hedge accounting under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange losses (gains). At June 30, 2009, the notional amount of open forward contracts was $9.3 million and the unrealized loss on these contracts was $0.3 million. All open forward contracts will mature during the third quarter of 2009.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments.

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2009	Fair Value at December 31, 2008	Fair Value at June 30, 2009	Fair Value at December 31, 2008
Derivatives designated as hedging instruments under FAS No. 133:
Interest rate swap	Other noncurrent assets	$—	$574	$—	$—
Derivatives not designated as hedging instruments under FAS No. 133:
Foreign currency forward contracts	Other current liabilities	—	—	345	526

Totals		—	574	345	526

The following table presents the income statement location and impact of the derivative financial instruments.

		Amount of Loss (Gain) Recognized in Income
		Six Months Ended June 30
	Income Statement Location	2009	2008
Derivatives designated as hedging instruments under FAS No. 133:
Interest rate swap	Interest expense	$—	$17
Derivatives not designated as hedging instruments under FAS No. 133:
Foreign currency forward contracts	Currency exchange losses (gains)	2,388	(504)

Totals		2,388	(487)

(11) Income Taxes

At June 30, 2009, we had a gross liability for unrecognized tax benefits of $5.0 million. We have recognized tax benefits associated with these liabilities of $3.5 million at June 30, 2009. These balances are unchanged since December 31, 2008. We do not expect that the total amount of the unrecognized tax benefit will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. At June 30, 2009, we had $0.2 million of accrued interest related to unrecognized tax benefits.

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

FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source under generally accepted accounting principles for the definition of fair value, except for the fair value of leased property as defined in FAS No. 13. FAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS No. 157 are:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

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

(13) Fair Value of Financial Instruments

With the exception of long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At June 30, 2009, the reported carrying amount of our long-term debt was $98.0 million and the fair value was $94.4 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of June 30, 2009.

(14) Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,500 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 11,900 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

With some exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes, and other relevant information. We evaluate our exposures on an ongoing basis and make adjustments to the reserve as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial condition, operations or liquidity.

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

We are currently involved in coverage litigation with The North River Insurance Company (North River). On March 23, 2009, we sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program which requires the parties to mediate the dispute within the next few months in an attempt to resolve the dispute. If mediation is unsuccessful the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We are currently involved in coverage litigation with Columbia Casualty Company (CNA). On March 30, 2009, we sued CNA in the United States District Court for the Western District of Pennsylvania, alleging that CNA breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program which requires the parties to mediate the dispute within the next few months in an attempt to resolve the dispute. If mediation is unsuccessful the case will proceed to trial. We believe that CNA’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $77.2 million and $60.6 million at June 30, 2009 and December 31, 2008, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraphs, we believe that the recorded balance is fully recoverable from carriers.

(15) Recently Adopted and Recently Issued Accounting Standards

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

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted this FSP for our second quarter 2009 interim reporting period. See note 13 for disclosures related to the fair value of financial instruments.

In May 2009, the FASB issued FAS No. 165, Subsequent Events. FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of FAS No. 165 on June 30, 2009 had no impact on the financial statements as management already followed a similar approach prior to the adoption of this standard. See note 16 for disclosures related to the subsequent events evaluation period.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. Among other items, FAS No. 166 removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph 9 of FAS No. 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. FAS No. 166 is effective January 1, 2010. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS No. 167 amends the consolidation guidance applicable to variable interest entities and is effective January 1, 2010. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS Statement No. 162. The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, will be effective for our third quarter 2009 financial statements. The Codification is not intended to change or alter existing U.S. GAAP.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141(R), Business Combinations. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. We do not expect that the adoption of this FSP will have a material effect on our consolidated financial statements.

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

(16) Subsequent Events

Management has evaluated all activity of the company through July 28, 2009 (the issue date of the financial statements) and has concluded that all subsequent events that would require recognition or disclosure are appropriately reflected in the financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net sales. Net sales for the three months ended June 30, 2009 were $227.2 million, a decrease of $66.0 million, or 22%, compared with $293.2 million for the three months ended June 30, 2008.

	Three Months Ended June 30		Dollar Decrease	Percent Decrease
(In millions)	2009	2008
North America	$112.4	$148.7	($36.3)	(24%)
Europe	55.8	76.9	(21.1)	(27)
International	59.0	67.6	(8.6)	(13)

Net sales by the North American segment were $112.4 million for the second quarter of 2009, a decrease of $36.3 million, or 24%, compared to $148.7 million for the second quarter of 2008. The decrease continues to reflect the effects of the economic recession, which has led to reduced end-user demand, especially in construction, oil and gas, and other industrial markets. Sales of self-contained breathing apparatus (SCBA) were $12.2 million lower during the second quarter of 2009. Second quarter of 2008 SCBA shipments included $12.6 million of our Firehawk® M7 Responder to the U.S. Air Force. Excluding these shipments, SCBA sales were flat quarter-to-quarter. Shipments of Advanced Combat Helmets to the U.S. military and CG634 helmets to the Canadian Forces were $8.8 million and $3.9 million lower, respectively, as certain contracts wound down or were completed. Shipments of head protection and fall protection were down $6.6 million and $2.4 million, respectively, as the effects of the economic recession reduced demand in construction and industrial markets.

Net sales for the European segment were $55.8 million for the second quarter of 2009, a decrease of $21.1 million, or 27%, compared to $76.9 million for the second quarter of 2008. Local currency sales in Europe decreased $8.8 million during the second quarter of 2009. In France, local currency sales of fire helmets and ballistic helmets were down $2.8 million and $1.4 million, respectively, on lower shipments to military and law enforcement customers. In Germany, local currency sales of gas masks were down $3.1 million, on lower shipments to the military. Local currency sales in Eastern Europe were flat quarter-to-quarter. Unfavorable translation effects of weaker European currencies, particularly the euro, in the current quarter decreased European segment sales, when stated in U.S. dollars, by approximately $12.3 million.

Net sales for the International segment were $59.0 million in the second quarter of 2009, a decrease of $8.6 million, or 13%, compared to $67.6 million for the second quarter of 2008. Local currency sales of the International segment were flat for the current quarter. Lower local currency sales in Latin America, Australia, and Africa, primarily due to the effects of the economic recession on the mining industry, were substantially offset by higher sales in China and the Middle East, reflecting our increased presence in those areas. Currency translation effects reduced International segment sales, when stated in U.S. dollars, by $8.3 million, primarily due to a weakening of the Australian dollar, South African rand, and Brazilian real.

Cost of products sold. Cost of products sold was $141.9 million in the second quarter of 2009, compared to $181.6 million in the second quarter of 2008. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the second quarters of 2009 and 2008 of $2.1 million and $2.3 million, respectively.

Gross profit. Gross profit for the second quarter of 2009 was $85.3 million, which was $26.3 million, or 24%, lower than gross profit of $111.6 million in the second quarter of 2008. The ratio of gross profit to net sales was 37.5% in the second quarter of 2009 compared to 38.1% in the same quarter last year. The lower gross profit ratio in the second quarter of 2009 occurred primarily in the European and International segments and related to sales mix and recessionary pricing pressures.

Selling, general and administrative expenses. Selling, general and administrative expenses were $56.0 million during the second quarter of 2009, a decrease of $12.9 million, or 19%, compared to $68.9 million in the second quarter of 2008. Selling, general and administrative expenses were 24.7% of net sales in the second quarter of 2009 compared to 23.5% of net sales in the second quarter of 2008. Second quarter selling, general and administrative expenses in the North American segment were $21.1 million, a decrease of $7.1 million, or 25%, from $28.2 million in the second quarter of 2008. The decrease was a direct result of cost-savings initiatives that we have taken in response to the effects of the economic recession. Local currency selling, general and administrative expenses in the European and International segments were $0.7 million lower, with expense reductions in the International segment being partially offset by a modest increase in the European segment. Currency exchange effects reduced second quarter 2009 administrative expenses for the European and International segments, when stated in U.S. dollars, by $4.9 million, primarily related to a weaker euro, Australian dollar, and Brazilian real.

Research and development expense. Research and development expense was $7.3 million during the second quarter of 2009, a decrease of $1.9 million, or 21%, compared to $9.2 million during the second quarter of 2008. The decrease reflects cost savings realized by shifting a portion of our research and development efforts to our new China technology center, as well as various other cost reduction initiatives in North America and Europe. Currency exchange effects decreased research and development expense, when stated in U.S. dollars, by $0.5 million.

Restructuring and other charges. During the second quarter 2009, we recorded charges of $1.0 million. Substantially all of these charges were incurred in North America and related to costs associated with layoffs and stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities.

During the second quarter 2008, we recorded charges of $1.1 million. These charges were primarily related to stay bonuses and other costs associated with our initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant.

Interest expense. Interest expense was $1.9 million during the second quarter of 2009, a decrease of $0.4 million, or 16%, compared to $2.3 million in the same quarter last year. The decrease in interest expense was due to reductions in both short and long-term debt and lower short-term interest rates.

Currency exchange losses (gains). We reported currency exchange losses of $0.6 million in the second quarter of 2009, compared to gains of $0.1 million in the second quarter of 2008. Currency exchange losses during the second quarter of 2009 were primarily related to the euro and the Mexican peso.

Other income. Other income for the second quarter of 2009 was $0.7 million, a reduction of $0.8 million, compared to $1.5 million in the second quarter of 2008. Other income for the second quarter of 2008 included a gain of $0.7 million on the sale of property in France.

Income taxes. The effective tax rate for the second quarter of 2009 was 36.4% compared to 36.9% for the same quarter last year.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal returns have been completed through 2004. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2003.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the second quarter of 2009 was $12.5 million, or $0.35 per basic share, compared to $20.0 million, or $0.56 per basic share, for the same quarter last year.

North American segment net income for the second quarter of 2009 was $10.9 million, a decrease of $0.7 million, or 6%, compared to $11.6 million in the second quarter of 2008. The decrease reflects the negative effect of a 24% decrease in sales, which was substantially offset by the positive effect of our ongoing efforts to reduce operating expenses.

European segment net income for the second quarter of 2009 was $0.4 million, a decrease of $4.4 million, or 91%, compared to net income of $4.8 million during the second quarter of 2008. The decrease in European segment net income was primarily related to the previously-discussed decrease in sales. Currency translation effects reduced European segment net income, when stated in U.S. dollars, by approximately $1.1 million.

International segment net income for the second quarter of 2009 was $1.5 million, a decrease of $2.1 million, or 59%, compared to $3.6 million in the same quarter last year. The decrease in International segment net income was primarily related to the previously-discussed decrease in sales. Currency translation effects decreased current quarter international segment net income, when stated in U.S. dollars by approximately $0.9 million.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net sales. Net sales for the six months ended June 30, 2009 were $445.4 million, a decrease of $114.1 million, or 20%, compared with $559.5 million for the six months ended June 30, 2008.

	Six Months Ended June 30		Dollar Decrease	Percent Decrease
(In millions)	2009	2008
North America	$223.1	$295.3	($72.2)	(24%)
Europe	112.8	137.3	(24.5)	(18)
International	109.6	126.9	(17.3)	(14)

Net sales by the North American segment were $223.1 million for the six months ended June 30, 2009, a decrease of $72.2 million, or 24%, compared to $295.3 million for the same period in 2008. The decrease continues to reflect the effects of the economic recession, which has led to reduced end-user demand, especially in construction, oil and gas, and other industrial markets. In addition, many of our distributors worked-off inventory early in the year, which further reduced the level of orders. Sales of self-contained breathing apparatus (SCBA) were $17.6 million lower during the first half of 2009. SCBA sales during the first half of 2008 included $12.6 million in shipments of our Firehawk® M7 Responder to the U.S. Air Force. Excluding these shipments, SCBA sales were $5.0 million lower in the current period. Shipments of SCBAs to the fire service market were unusually high during the first half of 2008 due to an increase in orders that had been delayed in late 2007 as manufacturers and the fire service market made the transition to a new National Fire Protection Association (NFPA) standard for SCBAs. Fire service market sales of thermal imaging cameras and fire helmets were also down $5.0 million in the current period. Shipments of Advanced Combat Helmets to the U.S. military and CG634 helmets to the Canadian Forces were $15.4 million and $7.5 million lower, respectively, as certain contracts wound down or were completed. Shipments of head protection and fall protection were down $11.7 million and $3.9 million, respectively, as the effects of the economic recession reduced demand in construction and industrial markets. Shipments of instruments were $3.3 million lower in the current period, also due to reduced demand in industrial markets.

Net sales for the European segment were $112.8 million for the six months ended June 30, 2009, a decrease of $24.5 million, or 18%, compared to $137.3 million for the same period in 2008. Local currency sales in Europe decreased $1.6 million for the six months ended June 30, 2009. The decrease in local currency sales reflects higher sales in Eastern Europe, substantially offset by lower sales in France and Germany, where shipments of helmets and gas masks to fire service and law enforcement markets were down $2.7 million and $1.8 million, respectively. Unfavorable translation effects of weaker European currencies, particularly the euro, in the current period decreased European segment sales, when stated in U.S. dollars, by approximately $22.9 million.

Net sales for the International segment were $109.6 million for the six months ended June 30, 2009, a decrease of $17.3 million, or 14%, compared to $126.9 million in the same period in 2008. Local currency sales of the International segment improved $2.7 million during the current period. In China, local currency sales increased $10.2 million, reflecting strong shipments of SCBAs to the Hong Kong Fire Service, as well as a continued focus on growing our business in the region. Local currency sales in Australia and Latin America were down $5.9 million and $4.8 million, respectively, primarily due to the economic recession. Currency translation effects reduced International segment sales, when stated in U.S. dollars, by $20.0 million, primarily related to a weakening of the Australian dollar and the Brazilian real.

Cost of products sold. Cost of products sold was $277.1 million for the six months ended June 30, 2009, compared to $341.6 million in the same period in 2008. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the six month periods ended June 30 2009 and 2008 of $4.2 million and $4.5 million, respectively.

Gross profit. Gross profit for the six months ended June 30, 2009 was $168.3 million, which was $49.6 million, or 23%, lower than gross profit of $217.9 million in the same period in 2008. The ratio of gross profit to net sales was 37.8% in the second quarter of 2009 compared to 39.0% in the same period last year. The lower gross profit ratio in the current period occurred primarily in the European and International segments and related to sales mix and recessionary pricing pressures.

Selling, general and administrative expenses. Selling, general and administrative expenses were $112.9 million during the six months ended June 30, 2009, a decrease of $22.1 million, or 16%, compared to $135.0 million in the same period in 2008. Selling, general and administrative expenses were 25.3% of net sales in the first half of 2009 compared to 24.1% of net sales in the same period last year. First half selling, general and administrative expenses in the North American segment were $45.4 million, a decrease of $11.2 million, or 20%, from $56.6 million in the same period last year. The decrease was a direct result of cost-savings initiatives that we have taken in response to the effects of the economic recession. Local currency selling, general and administrative expenses in the European and International segments were $0.8 million lower in the current period. Currency exchange effects reduced European and International segment administrative expenses for the six months ended June 30, 2009, when stated in U.S. dollars, by $10.5 million, primarily related to a weaker euro, Australian dollar, and Brazilian real.

Research and development expense. Research and development expense was $14.3 million during the first half of 2009, a decrease of $2.3 million, or 14%, compared to $16.6 million during the same period last year. The decrease reflects cost savings realized by shifting a portion of our research and development efforts to our new China technology center, as well as, various other cost reduction initiatives in North America and Europe. Currency exchange effects decreased research and development expense, when stated in U.S. dollars, by $0.9 million.

Restructuring and other charges. During the six months ended June 30, 2009, we recorded charges of $9.1 million. North American segment charges of $8.3 million related primarily to a voluntary retirement incentive program (VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the VRIP. These employees retired on January 31, 2009. We recorded VRIP non-cash special termination benefits expense of $6.7 million. We expect that staff reductions associated with the VRIP will result in annual pre-tax savings of approximately $5.0 million. The remaining $1.6 million of North American segment charges related primarily to costs associated with layoffs and stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. International segment charges of $0.8 million were primarily for severance costs related to staff reductions in Brazil, Australia and South Africa.

During the six months ended June 30, 2008, we recorded charges of $2.2 million. These charges were primarily related to stay bonuses and other costs associated with our initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant.

Interest expense. Interest expense was $3.8 million during the six months ended June 30, 2009, a decrease of $1.0 million, or 21%, compared to $4.8 million in the same period last year. The decrease in interest expense was due to reductions in both short and long-term debt and lower short-term interest rates.

Currency exchange losses (gains). Currency exchange gains were $0.3 million during the six months ended June 30, 2009, compared to losses of $4.0 million during the same period last year. Currency exchange losses during the first half of 2008 were mostly unrealized, and related to the effects of a stronger euro and a weaker South African rand on inter-company balances and losses on Canadian dollar trade receivables.

Other income. Other income for the six months ended June 30, 2009 was $1.5 million, a reduction of $1.0 million, compared to $2.5 million in the same period last year. Other income for the first six months of 2008 included a gain of $0.7 million on the sale of property in France.

Income taxes. The effective tax rate for the six months ended June 30, 2009 was 35.1% compared to 37.6% for the same period last year. The lower effective tax rate in the current quarter reflects a more favorable non-U.S. tax rate and a lower U.S. rate due to the reinstatement of the research and development tax credit. The income tax provision for the six months ended June 30, 2008 also included a one-time charge of $0.4 million in Germany, related to a tax law change that imposed a 3% flat tax on previously untaxed subsidies.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal returns have been completed through 2004. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2003.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the six months ended June 30, 2009 was $19.7 million, or $0.55 per basic share, compared to $36.0 million, or $1.01 per basic share, for the same period last year.

North American segment net income for the six months ended June 30, 2009 was $14.6 million, a decrease of $11.6 million, or 44%, compared to $26.2 million in the same period last year. North American segment net income for the six months ended June 30, 2009 includes a $4.4 million after-tax non-cash charge related to the voluntary retirement incentive program that was completed in January. Excluding this one-time charge, North American segment net income was down $7.2 million in the current period. The decrease reflects the negative effect of a 24% decrease in sales, partially offset by the positive effect of our ongoing efforts to reduce operating expenses.

European segment net income for the six months ended June 30, 2009 was $2.5 million, a decrease of $3.0 million, or 55%, compared to net income of $5.5 million during the same period last year. The decrease in European segment net income during the first half of 2009 was primarily due to the previously-discussed decrease in sales. Currency translation effects decreased current period European segment net income, when stated in U.S. dollars, by approximately $1.2 million, largely due to the weakening of the euro.

International segment net income for the six months ended June 30, 2009 was $2.1 million, a decrease of $5.0 million, or 71%, compared to $7.1 million during the same period last year. The decrease in International segment net income was primarily related to the previously-discussed decrease in sales. Currency translation effects decreased current period International segment net income, when stated in U.S. dollars by approximately $2.0 million, largely due to the weakening of the Australian dollar and Brazilian real.

The loss of $2.8 million for the six months ended June 30, 2008 reported in reconciling items was primarily related to unrealized currency exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

Our main source of liquidity is operating cash flows, supplemented by borrowings to fund significant transactions. Our principal liquidity requirements are for working capital, capital expenditures, acquisitions, and principal and interest payments on debt. We believe that our financial strength has been evident during the current recession and the continuing crisis in the financial markets. Our long-term debt is primarily at fixed interest rates with manageable repayment schedules through 2022. We recently increased our available credit and currently have over $70.0 million in unused short-term bank lines of credit at competitive interest rates. All of our long-term borrowings and substantially all of our short-term borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations. In addition, we are pursuing actions to improve our cash flow during this period of economic uncertainty. During the first half of 2009, these actions have included a focus on reducing our working capital investment, selective staffing reductions, a salary and hiring freeze in the U.S. and Canada, lower salary increases than in prior years for international employees, and numerous other cost reduction measures. In June 2009, we suspended company matching contributions to the 401K plan and implemented temporary pay reductions for executive and senior level managers. We have significantly reduced our capital expenditure plans, but continue to invest in critical capital projects, such as our new Chinese and Mexican factories.

Cash and cash equivalents increased $11.8 million during the six months ended June 30, 2009, compared to decrease of $8.0 million during the six months ended June 30, 2008.

Operating activities provided cash of $54.8 million during the six months ended June 30, 2009, compared to providing cash of $8.5 million during the six months ended June 30, 2008. Significantly improved operating cash flow in the six months ended June 30, 2009 was primarily related to a $64.2 million favorable change associated with working capital. This change was partially offset by a $17.9 million decrease in operating cash flow before changes in working capital, primarily due to the previously-discussed decrease in net income. Trade receivables were $174.0 million at June 30, 2009 and $198.6 million at December 31, 2008. LIFO inventories were $145.3 million at June 30, 2009 compared to $159.4 million at December 31, 2008. The $24.6 million decrease in trade receivables reflects a $29.0 million decrease in local currency balances, primarily due to lower sales, partially offset by a $4.4 million increase due to currency translation effects. The $14.1 million decrease in inventories reflects a $21.1 million decrease in local currency inventories, partially offset by a $7.0 million increase due to currency translation effects. The $9.5 million local currency decrease in income taxes receivable, prepaids and other current assets was primarily related to a local currency reduction of $9.2 million in income taxes receivable. The increase in other non-current assets of $14.6 million was due primarily to an increase in receivables due from insurance carriers.

Investing activities used cash of $14.4 million during the six months ended June 30, 2009, compared to using $18.7 million the same period last year. During the six months ended June 30, 2009 and 2008, we used cash of $14.6 million and $19.6 million, respectively, for property additions. Higher property additions in the first half of 2008 were related to the construction of our new facility in Suzhou, China, as well as building improvement projects in Brazil and Australia.

Financing activities used cash of $30.0 million during the six months ended June 30, 2009, compared to using $0.9 million during the same period in 2008. The change was primarily related to borrowing on our short-term line of credit. During the first half of 2009, we paid down $12.1 million of short-term debt, compared to borrowing $15.0 million in the same period last year. During the six months ended June 30, 2009, we paid cash dividends of $17.2 million compared to paying dividends of $16.5 million during the same period in 2008.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at June 30, 2009 resulted in a translation gain of $9.5 million being credited to the cumulative translation adjustments shareholders’ equity account during the six months ended June 30, 2009, compared to a gain of $13.3 million during the six months ended June 30, 2008. Translation gains in the six months ended June 30, 2009 were primarily related to the strengthening of the South African rand, the Brazilian real, and the Australian dollar. Translation gains in the six months ended June 30, 2008 were primarily due to the strengthening of the euro.

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,500 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 11,900 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

With some exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes, and other relevant information. We evaluate our exposures on an ongoing basis and make adjustments to the reserve as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our financial condition, operations or liquidity.

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

We are currently involved in coverage litigation with The North River Insurance Company (North River). On March 23, 2009, we sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, which requires the parties to mediate the dispute within the next few months in an attempt to resolve the dispute. If mediation is unsuccessful the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We are currently involved in coverage litigation with Columbia Casualty Company (CNA). On March 30, 2009, we sued CNA in the United States District Court for the Western District of Pennsylvania, alleging that CNA breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program which requires the parties to mediate the dispute within the next few months in an attempt to resolve the dispute. If mediation is unsuccessful the case will proceed to trial. We believe that CNA’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $77.2 million and $60.6 million at June 30, 2009 and December 31, 2008, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraphs, we believe that the recorded balance is fully recoverable from carriers.

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

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted this FSP for our second quarter 2009 interim reporting period. See note 13 for disclosures related to the fair value of financial instruments.

In May 2009, the FASB issued FAS No. 165, Subsequent Events. FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of FAS No. 165 on June 30, 2009 had no impact on the financial statements as management already followed a similar approach prior to the adoption of this standard. See note 16 for disclosures related to the subsequent events evaluation period.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. Among other items, FAS No. 166 removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph 9 of FAS No. 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. FAS No. 166 is effective January 1, 2010. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS No. 167 amends the consolidation guidance applicable to variable interest entities and is effective January 1, 2010. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS Statement No. 162. The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, will be effective for our third quarter 2009 financial statements. The Codification is not intended to change or alter existing U.S. GAAP.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141(R), Business Combinations. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. We do not expect that the adoption of this FSP will have a material effect on our consolidated financial statements.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the six months ended June 30, 2009 by approximately $22.2 million and $0.5 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2009, we had open foreign currency forward contracts with a U.S. dollar notional value of $9.3 million. A hypothetical 10% increase in June 30, 2009 forward exchange rates would result in a $0.9 million increase in the fair value of these contracts.

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

We have $98.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.6 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2009	—	$—	—	1,975,668
May 1 – May 31, 2009	—	—	—	2,079,429
June 1 – June 30, 2009	—	—	—	2,020,756

On November 2, 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time-to-time in private transactions and on the open market. The share purchase program has no expiration date. The maximum shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.

We do not have any other share repurchase programs.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 12, 2009. The following matters were acted upon:

Election of Directors

Thomas B. Hotopp, John T. Ryan III, Thomas H. Witmer were elected to serve until the annual meeting in 2012 by the following votes:

	Votes For	Votes Withheld
Thomas B. Hotopp	32,523,857	992,820
John T. Ryan III	32,783,269	733,408
Thomas H. Witmer	32,749,082	767,595

Directors whose term of office continued after the meeting are Robert A. Bruggeworth, James A. Cederna, William M. Lambert, Diane M. Pearse, L. Edward Shaw, Jr., and John C. Unkovic.

Selection of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP was selected as the independent registered public accounting firm for the year ending December 31, 2009 by the following votes:

Votes For	Votes Against	Abstentions/Broker Nonvotes
33,206,178	297,570	12,929

Item 6.	EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. (S)1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

July 28, 2009	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President — Finance; Duly Authorized Officer and Principal Financial Officer