Form 10-Q
period 2009-09-30
MINE SAFETY APPLIANCES CO
filed 2009-10-29
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

On October 29, 2009 there were 35,963,503 shares of common stock outstanding, not including 2,188,221 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net sales	$228,486	$285,941	$673,893	$845,447
Other income	150	1,607	1,681	4,130

	228,636	287,548	675,574	849,577

Costs and expenses
Cost of products sold	145,354	177,203	422,469	518,768
Selling, general and administrative	57,313	67,921	170,174	202,934
Research and development	7,119	9,485	21,405	26,039
Restructuring and other charges	840	1,045	9,901	3,276
Interest	1,681	2,307	5,442	7,082
Currency exchange losses (gains)	42	(879)	(305)	3,139

	212,349	257,082	629,086	761,238

Income before income taxes	16,287	30,466	46,488	88,339
Provision for income taxes	5,154	12,342	15,754	34,119

Net income	11,133	18,124	30,734	54,220
Net income attributable to noncontrolling interests	(179)	(181)	(101)	(296)

Net income attributable to Mine Safety Appliances Company	10,954	17,943	30,633	53,924

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.31	$0.50	$0.86	$1.51

Diluted	$0.30	$0.50	$0.85	$1.50

Dividends per common share	$0.24	$0.24	$0.72	$0.70

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	September 30 2009	December 31 2008
Assets
Current assets
Cash and cash equivalents	$58,581	$50,894
Trade receivables, less allowance for doubtful accounts of $6,767 and $6,050	182,632	198,622
Inventories	140,697	159,428
Deferred tax assets	23,865	23,023
Income taxes receivable	5,455	21,362
Prepaid expenses and other current assets	23,448	24,446

Total current assets	434,678	477,775

Property, less accumulated depreciation of $304,272 and $283,602	147,733	141,409
Prepaid pension cost	81,901	78,037
Deferred tax assets	8,947	7,651
Goodwill	85,134	83,211
Other noncurrent assets	107,687	87,727

Total assets	866,080	875,810

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$38,232	$60,849
Accounts payable	49,150	50,126
Employees’ compensation	30,755	30,368
Insurance and product liability	16,383	20,487
Taxes on income	5,294	6,083
Other current liabilities	46,663	51,774

Total current liabilities	186,477	219,687

Long-term debt	82,120	94,082
Pensions and other employee benefits	125,793	120,494
Deferred tax liabilities	36,393	36,491
Other noncurrent liabilities	11,524	9,931

Total liabilities	442,307	480,685

Shareholders’ equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4 1/ 2% cumulative — authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 35,963,503 and 35,786,290 shares)	72,825	69,607
Stock compensation trust — 2,188,221 and 2,378,462 shares	(11,423)	(12,416)
Treasury shares, at cost:
Preferred — 52,878 and 52,878 shares	(1,753)	(1,753)
Common — 23,929,667 and 23,916,639 shares	(256,184)	(256,077)
Accumulated other comprehensive loss	(56,020)	(74,412)
Retained earnings	670,000	665,248

Total Mine Safety Appliances Company shareholders’ equity	421,014	393,766
Noncontrolling interests	2,759	1,359

Total shareholders’ equity	423,773	395,125

Total liabilities and shareholders’ equity	866,080	875,810

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Nine Months Ended September 30
	2009	2008
Operating Activities
Net income attributable to Mine Safety Appliances Company	$30,633	$53,924
Depreciation and amortization	20,282	21,108
Pensions	184	(6,768)
Net loss (gain) from investing activities — property disposals	261	(628)
Stock-based compensation	4,622	4,444
Deferred income tax benefit	(1,271)	(2,795)
Other noncurrent assets and liabilities	(21,763)	(15,741)
Currency exchange (gains) losses	(305)	3,139
Other, net	(2,674)	(2,206)

Operating cash flow before changes in working capital	29,969	54,477

Trade receivables	23,869	(6,756)
Inventories	30,672	(30,097)
Accounts payable and accrued liabilities	(15,450)	20,686
Income taxes receivable, prepaid expenses and other current assets	18,081	(17,056)

Decrease (increase) in working capital	57,172	(33,223)

Cash flow from operating activities	87,141	21,254

Investing Activities
Property additions	(20,729)	(30,931)
Property disposals	244	1,845
Other, net	(134)	(2,247)

Cash flow from investing activities	(20,619)	(31,333)

Financing Activities
(Payments on) proceeds from short-term debt, net	(23,185)	19,820
Payments on long-term debt	(12,000)	(10,000)
Cash dividends paid	(25,881)	(25,055)
Company stock purchases	(107)	(970)
Exercise of stock options	84	754
Excess tax (provision) benefit related to stock plans	(495)	894

Cash flow from financing activities	(61,584)	(14,557)

Effect of exchange rate changes on cash and cash equivalents	2,749	(468)

Increase (decrease) in cash and cash equivalents	7,687	(25,104)
Beginning cash and cash equivalents	50,894	74,981

Ending cash and cash equivalents	58,581	49,877

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(1) Basis of Presentation

We have prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The other information in these financial statements is unaudited; however, we believe that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

(2) Restructuring and Other Charges

During the three and nine month periods ended September 30, 2009, we recorded charges of $0.8 million ($0.5 million after tax) and $9.9 million ($6.3 million after tax), respectively. North American segment charges of $8.7 million for the nine months ended September 30, 2009 related primarily to a focused voluntary retirement incentive program (VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the VRIP. These employees retired on January 31, 2009. VRIP non-cash special termination benefits expense of $6.7 million was recorded in January 2009. We expect that the staff reductions associated with the VRIP will result in annual pre-tax savings of approximately $5.0 million. The remaining $2.0 million of North American segment charges related to costs associated with layoffs and stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. European and International segment charges for the nine months ended September 30, 2009 of $0.4 million and $0.8 million, respectively, were primarily for severance costs related to staff reductions in Germany, Brazil, Australia and South Africa.

During the three and nine month periods ended September 30, 2008, we recorded charges of $1.0 million ($0.7 million after tax) and $3.3 million ($2.1 million after tax), respectively. These charges for the nine months ended September 30, 2008 included $2.8 million in North America, primarily related to stay bonuses and other costs associated with our initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.5 million were severance costs related to staff reductions associated with our strategic initiative to improve our business in Japan.

(3) Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2009	2008	2009	2008
Net income	$11,133	$18,124	$30,734	$54,220
Foreign currency translation adjustments	9,018	(24,142)	19,691	(11,089)

Comprehensive income (loss)	20,151	(6,018)	50,425	43,131
Comprehensive (income) loss attributable to noncontrolling interests	(324)	(64)	(1,400)	99

Comprehensive income (loss) attributable to Mine Safety Appliances Company	19,827	(6,082)	49,025	43,230

Components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30 2009	December 31 2008
Cumulative foreign currency translation adjustments	$14,642	$(3,750)
Pension and post-retirement plan adjustments	(70,662)	(70,662)

Accumulated other comprehensive loss	(56,020)	(74,412)

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of stock options and the vesting of restricted stock and performance stock, provided in each case that the effect is dilutive.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2009	2008	2009	2008
Net income attributable to Mine Safety Appliances Company	$10,954	$17,943	$30,633	$53,924
Preferred stock dividends	10	10	30	30

Income available to common shareholders	10,944	17,933	30,603	53,894

Basic earnings per common share	$0.31	$0.50	$0.86	$1.51

Diluted earnings per common share	$0.30	$0.50	$0.85	$1.50

Basic shares outstanding	35,680	35,617	35,662	35,584
Stock options and other stock compensation	258	344	198	406

Diluted shares outstanding	35,938	35,961	35,860	35,990

Antidilutive stock options	749	756	749	756

(5) Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended September 30, 2009
Sales to external customers	$107,054	$59,361	$62,071	$—	$228,486
Intercompany sales	13,771	17,773	5,094	(36,638)	—
Net income (loss) attributable to Mine Safety Appliances Company	10,767	(1,660)	2,266	(419)	10,954

Nine Months Ended September 30, 2009
Sales to external customers	$330,133	$172,112	$171,648	$—	$673,893
Intercompany sales	42,637	63,294	10,585	(116,516)	—
Net income attributable to Mine Safety Appliances Company	25,403	837	4,349	44	30,633

Three Months Ended September 30, 2008
Sales to external customers	$140,819	$72,796	$72,326	$—	$285,941
Intercompany sales	16,556	29,965	3,761	(50,282)	—
Net income attributable to Mine Safety Appliances Company	10,972	2,430	3,354	1,187	17,943

Nine Months Ended September 30, 2008
Sales to external customers	$436,143	$210,054	$199,250	$—	$845,447
Intercompany sales	43,816	86,378	10,656	(140,850)	—
Net income (loss) attributable to Mine Safety Appliances Company	37,166	7,928	10,476	(1,646)	53,924

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

In 2009, we changed our method of allocating research and development expenses to each segment. Comparative 2008 net income amounts have been revised to conform to the current year presentation. The effect of the revisions to net income for the three months ended September 30, 2008 increased North American and European segment net income by $0.1 million and $0.7 million, respectively, and decreased International segment net income by $0.8 million. The effect of the revisions to net income for the nine months ended September 30, 2008 increased North American and European segment net income by $0.3 million and $1.9 million, respectively, and decreased International segment net income by $2.2 million.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Three months ended September 30
Service cost	$2,016	$2,585	$181	$173
Interest cost	4,742	4,797	469	463
Expected return on plan assets	(8,905)	(9,267)	—	—
Amortization of transition amounts	1	7	—	—
Amortization of prior service cost	34	46	(87)	(89)
Recognized net actuarial losses (gains)	65	(461)	263	304

Net periodic benefit (credit) cost	(2,047)	(2,293)	826	851

Nine months ended September 30
Service cost	$5,907	$7,380	$543	$520
Interest cost	14,005	14,376	1,409	1,391
Expected return on plan assets	(26,428)	(27,709)	—	—
Amortization of transition amounts	4	12	—	—
Amortization of prior service cost	103	138	(263)	(268)
Recognized net actuarial losses (gains)	182	(965)	787	911
Termination benefits	6,411	—	250	—

Net periodic benefit cost (credit)	184	(6,768)	2,726	2,554

We made contributions of $1.9 million to our pension plans during the nine month period ended September 30, 2009. We expect to make total contributions of approximately $2.5 million to our pension plans in 2009.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the nine months ended September 30, 2009 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2009	$83,211	$15,501
Goodwill and intangible assets acquired	—	150
Amortization expense	—	(1,767)
Currency translation	1,923	250

Net balances at September 30, 2009	85,134	14,134

At September 30, 2009, goodwill of approximately $63.5 million, $18.0 million, and $3.6 million related to the North American, European, and International operating segments, respectively.

(8) Inventories

(In thousands)	September 30 2009	December 31 2008
Finished products	$63,181	$66,445
Work in process	15,466	29,224
Raw materials and supplies	62,050	63,759

Total inventories	140,697	159,428

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

Stock-based compensation expense was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2009	2008	2009	2008
Stock compensation expense	$1,248	$1,000	$4,622	$4,444
Income tax benefit	445	344	1,642	1,546

Stock compensation expense, net of income tax benefit	803	656	2,980	2,898

A summary of stock option activity for the nine months ended September 30, 2009 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	1,706,439	$26.65
Granted	438,110	18.17
Exercised	(11,549)	7.29
Forfeited	(33,908)	30.16

Outstanding at September 30, 2009	2,099,092	24.93

Exercisable at September 30, 2009	1,337,566	22.40

A summary of restricted stock activity for the nine months ended September 30, 2009 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	189,062	$42.56
Granted	197,464	18.25
Vested	(39,319)	40.57
Forfeited	(7,191)	28.49

Unvested at September 30, 2009	340,016	28.97

On February 23, 2009, we granted performance stock units for 64,780 shares with a grant date fair value of $17.83 per share. During June, performance stock units for 2,806 shares were forfeited. The estimated final number of shares to be issued did not change significantly during the nine months ended September 30, 2009.

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

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange losses (gains). At September 30, 2009, the notional amount of open forward contracts was $9.6 million and the unrealized gain on these contracts was $0.1 million. All open forward contracts will mature during the fourth quarter of 2009.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments.

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2009	Fair Value at December 31, 2008	Fair Value at September 30, 2009	Fair Value at December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent assets	$—	$574	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	117	—	—	526

Totals		117	574	—	526

The following table presents the income statement location and impact of derivative financial instruments.

		Amount of Loss (Gain) Recognized in Income
		Nine Months Ended September 30
	Income Statement Location	2009	2008
Derivatives designated as hedging instruments:
Interest rate swap	Interest expense	$—	$(17)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Currency exchange losses (gains)	2,313	(459)

Totals		2,313	(476)

(11) Income Taxes

At September 30, 2009, we had a gross liability for unrecognized tax benefits of $5.0 million. We have recognized tax benefits associated with these liabilities of $3.5 million at September 30, 2009. These balances are unchanged since December 31, 2008. We do not expect that the total amount of the unrecognized tax benefit will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. At September 30, 2009, we had $0.2 million of accrued interest related to unrecognized tax benefits.

(12) Fair Value Measurements

On January 1, 2008, we adopted the FASB statement on fair value measurements, as it relates to financial assets and liabilities that are remeasured and reported at least annually. On January 1, 2009, we adopted the FASB statement on fair value measurements as it relates to nonfinancial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.

The FASB statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Our adoption of this statement, as it relates to financial and nonfinancial assets and liabilities, had no impact on consolidated results of operations, financial condition or liquidity.

The FASB statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source under generally accepted accounting principles for the definition of fair value, except for the fair value of leased property. The FASB statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are:

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

The valuation methodologies we used to measure financial assets and liabilities within the scope of the FASB statement were limited to the derivative financial instruments described in Note 10. We estimate the fair value of these financial instruments, consisting of an interest rate swap and foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of these financial instruments are classified within Level 2 of the fair value hierarchy.

(13) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At September 30, 2009, the reported carrying amount of our fixed rate long-term debt was $88.0 million and the fair value was $87.3 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of September 30, 2009.

(14) Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,500 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 11,700 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $82.0 million and $60.6 million at September 30, 2009 and December 31, 2008, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraphs, we believe that the recorded balance is fully recoverable from carriers.

(15) Recently Adopted and Recently Issued Accounting Standards

In December 2007, the FASB issued a statement that requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. The statement also amended certain consolidation procedures and expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of the new statement on January 1, 2009 is reflected in these financial statements and did not have a material effect on our consolidated results of operations or financial condition.

In March 2008, the FASB issued a statement that requires companies to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. We adopted the new statement on January 1, 2009. See note 10 for disclosures related to derivative instruments and hedging activities.

In April 2009, the FASB issued a staff position that requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted this staff position for our second quarter 2009 interim reporting period. See note 13 for disclosures related to the fair value of financial instruments.

In May 2009, the FASB issued a statement that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of the new statement on June 30, 2009 had no impact on the financial statements as management already followed a similar approach prior to the adoption of this standard. See note 16 for disclosures related to subsequent events and the subsequent events evaluation period.

In June 2009, the FASB issued a statement that removes the concept of a qualifying special-purpose entity and clarifies the objective of determining whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. The new statement is effective January 1, 2010. We do not expect the adoption of this statement to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued a statement that amends the consolidation guidance applicable to variable interest entities. We do not expect the adoption of the new statement, which is effective January 1, 2010, to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued a statement that establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, became effective for our third quarter 2009 financial statements. The Codification did not change or alter existing U.S. GAAP.

In April 2008, the FASB issued a staff position that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this staff position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This staff position applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. We do not expect that the adoption of this staff position will have a material effect on our consolidated financial statements.

In December 2008, the FASB issued a staff position that provides guidance on an employer’s disclosures about defined benefit pension or other postretirement plan assets, including investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. This staff position is effective on December 31, 2009. We are currently evaluating the disclosure requirements of this staff position.

(16) Subsequent Events

On October 9, 2009, we sold 25 acres of land in our Cranberry Woods office park to Cranwoods-WST, Ltd. for $4.8 million. This sale is expected to result in a pre-tax gain of approximately $3.6 million. After this transaction, approximately 55 acres remain available for sale in the Cranberry Woods development.

Management has evaluated all activity of the company through October 29, 2009 (the issue date of the financial statements) and has concluded that all subsequent events that would require recognition or disclosure are appropriately reflected in the financial statements.

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

International. Our International segment includes operating entities located in Abu Dhabi, Argentina, Australia, Brazil, Colombia, Chile, China, Dubai, Egypt, Hong Kong, India, Indonesia, Japan, Malaysia, Peru, Singapore, South Africa, Thailand, and Zambia, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany, and France, or are purchased from third party vendors.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net sales. Net sales for the three months ended September 30, 2009 were $228.5 million, a decrease of $57.4 million, or 20%, compared with $285.9 million for the three months ended September 30, 2008.

	Three Months Ended September 30		Dollar Decrease	Percent Decrease
(In millions)	2009	2008
North America	$107.1	$140.8	($33.7)	(24%)
Europe	59.4	72.8	(13.4)	(18)
International	62.1	72.3	(10.2)	(14)

Net sales by the North American segment were $107.1 million for the third quarter of 2009, a decrease of $33.7 million, or 24%, compared to $140.8 million for the third quarter of 2008. The decrease continues to reflect the effects of the economic recession, which has led to reduced end-user demand, especially in construction, oil and gas, and other industrial markets. Sales of self-contained breathing apparatus (SCBA) were $11.8 million lower during the third quarter of 2009. Third quarter of 2008 SCBA sales included $13.2 million of our Firehawk® M7 Responder to the U.S. Air Force. Excluding these shipments, SCBA sales were $1.4 million higher in the current quarter. Shipments of Advanced Combat Helmets to the U.S. military and CG634 helmets to the Canadian Forces were $8.5 million and $2.1 million lower, respectively, reflecting the completion of certain contracts. Shipments of head protection and fall protection were down $6.2 million and $2.8 million, respectively, as the effects of the economic recession reduced demand in construction and industrial markets.

Net sales for the European segment were $59.4 million for the third quarter of 2009, a decrease of $13.4 million, or 18%, compared to $72.8 million for the third quarter of 2008. Local currency sales in Europe decreased $7.5 million during the third quarter of 2009. In France, local currency sales were $2.5 million lower in the current quarter. Third quarter 2008 sales in France included a one-time shipment of $3.3 million ballistic vests to the military. In Germany, local currency sales were down $2.1 million in the current quarter, reflecting a $3.6 million decrease in sales of gas masks, primarily to the military, partially offset by a $2.7 million increase in shipments of SCBAs. Local currency sales in Eastern Europe were $1.6 million lower in the current quarter. Unfavorable translation effects of weaker European currencies, particularly the euro, in the current quarter decreased European segment sales, when stated in U.S. dollars, by $5.9 million.

Net sales for the International segment were $62.1 million in the third quarter of 2009, a decrease of $10.2 million, or 14%, compared to $72.3 million for the third quarter of 2008. Local currency sales decreased in the International segment by $6.7 million. Lower local currency sales in Australia, Latin America, and Africa, primarily due to the effects of the economic recession, were partially offset by higher sales in China, reflecting our increased presence in that area. Currency translation effects reduced International segment sales, when stated in U.S. dollars, by $3.5 million, primarily due to a weakening of the Australian dollar and Brazilian real.

Cost of products sold. Cost of products sold was $145.4 million in the third quarter of 2009, compared to $177.2 million in the third quarter of 2008. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the third quarters of 2009 and 2008 of $2.0 million and $2.3 million, respectively.

Gross profit. Gross profit for the third quarter of 2009 was $83.1 million, which was $25.6 million, or 24%, lower than gross profit of $108.7 million in the third quarter of 2008. The decrease reflects the previously discussed reduction in sales and a lower gross profit percentage. The unfavorable translation effects of weaker foreign currencies reduced gross profit, when stated in U.S. dollars by $3.7 million. The ratio of gross profit to net sales was 36.4% in the third quarter of 2009 compared to 38.0% in the same quarter last year. The lower gross profit ratio in the third quarter of 2009 occurred in the European and International segments and related to sales mix, lower production volumes, and recessionary pricing pressures.

Selling, general and administrative expenses. Selling, general and administrative expenses were $57.3 million during the third quarter of 2009, a decrease of $10.6 million, or 16%, compared to $67.9 million in the third quarter of 2008. Selling, general and administrative expenses were 25.1% of net sales in the third quarter of 2009 compared to 23.8% of net sales in the third quarter of 2008. Third quarter selling, general and administrative expenses in the North American segment were $21.0 million, a decrease of $4.2 million, or 17%, from $25.2 million in the third quarter of 2008. Local currency selling, general and administrative expenses in the European and International segments were $4.1 million lower in the third quarter 2009. Lower selling, general and administrative expenses in the current quarter were a direct result of cost-saving initiatives that we have taken in response to the effects of the economic recession. Currency exchange effects reduced third quarter 2009 administrative expenses in the European and International segments, when stated in U.S. dollars, by $2.3 million, primarily related to a weaker euro, Australian dollar, and Brazilian real.

Research and development expense. Research and development expense was $7.1 million during the third quarter of 2009, a decrease of $2.4 million, or 25%, compared to $9.5 million during the third quarter of 2008. The decrease reflects cost savings realized by shifting a portion of our research and development efforts to our new China technology center, as well as various other cost reduction initiatives in North America and Europe. Currency exchange effects were not significant.

Restructuring and other charges. During the third quarter 2009, we recorded charges of $0.8 million. Charges of $0.4 million were incurred in North America and related to costs associated with layoffs and stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. The remainder of the charges related to staffing reductions in Europe.

During the third quarter 2008, we recorded charges of $1.0 million. These charges were primarily related to stay bonuses and other costs associated with our initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant.

Interest expense. Interest expense was $1.7 million during the third quarter of 2009, a decrease of $0.6 million, or 27%, compared to $2.3 million in the same quarter last year. The decrease in interest expense was due to reductions in both short and long-term debt and lower short-term interest rates.

Income taxes. The third quarter 2009 provision for income taxes includes a tax benefit of $1.0 million to recognize a deferred tax asset related to net operating losses in South Africa. This benefit was recognized as a result of tax planning strategies identified during the quarter. The third quarter 2008 provision for income taxes included a $0.5 million charge related to the settlement of a tax audit in Germany. Excluding these one-time items, the effective tax rate for the third quarter of 2009 was 37.8% compared to 38.9% for the same quarter last year. The lower rate in the current quarter was primarily related to the expiration of the research and development tax credit in 2008. Congress extended this credit retroactively during the fourth quarter of 2008.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal returns have been completed through 2005. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2003.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the third quarter of 2009 was $11.0 million, or $0.31 per basic share, compared to $17.9 million, or $0.50 per basic share, for the same quarter last year.

North American segment net income for the third quarter of 2009 was $10.8 million, a decrease of $0.2 million, or 2%, compared to $11.0 million in the third quarter of 2008. The small decrease reflects the negative effect of a 24% decrease in sales, which was substantially offset by the positive effect of our ongoing efforts to reduce operating expenses.

The European segment reported a net loss of $1.7 million for the third quarter of 2009, compared to net income of $2.4 million during the third quarter of 2008. The decrease in European segment income was primarily related to the previously-discussed decrease in sales and gross profits. Currency translation effects reduced European segment net income, when stated in U.S. dollars, by approximately $0.3 million.

International segment net income for the third quarter of 2009 was $2.3 million, a decrease of $1.1 million, or 32%, compared to $3.4 million in the same quarter last year. The decrease in International segment net income was primarily related to the decrease in sales, partially offset by the previously discussed one-time tax benefit recorded in South Africa. Currency translation effects decreased current quarter international segment net income, when stated in U.S. dollars by approximately $0.3 million.

Net income of $1.2 million reported in reconciling items for the third quarter of 2008 was primarily related to unrealized currency exchange gains.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net sales. Net sales for the nine months ended September 30, 2009 were $673.9 million, a decrease of $171.5 million, or 20%, compared with $845.4 million for the nine months ended September 30, 2008.

	Nine Months Ended September 30		Dollar Decrease	Percent Decrease
(In millions)	2009	2008
North America	$330.1	$436.1	($106.0)	(24%)
Europe	172.1	210.1	(38.0)	(18)
International	171.6	199.3	(27.7)	(14)

Net sales by the North American segment were $330.1 million for the nine months ended September 30, 2009, a decrease of $106.0 million, or 24%, compared to $436.1 million for the same period in 2008. The decrease reflects the effects of the economic recession, which has led to reduced end-user demand, especially in construction, oil and gas, and other industrial markets. In addition, many of our distributors worked-off inventory early in the year, which further reduced the level of orders. Sales of self-contained breathing apparatus (SCBA) were $29.4 million lower during the current period. SCBA sales during the nine months ended 2008 included $25.8 million in shipments of our Firehawk® M7 Responder to the U.S. Air Force. Excluding these shipments, SCBA sales were $3.6 million lower in the current period. Shipments of SCBAs to the fire service market were unusually high during the first half of 2008 due to an increase in orders that had been delayed in late 2007 as manufacturers and the fire service market made the transition to a new National Fire Protection Association (NFPA) standard for SCBAs. Fire service market sales of thermal imaging cameras and fire helmets were down $4.5 million in the current period. Shipments of Advanced Combat Helmets to the U.S. military and CG634 helmets to the Canadian Forces were $23.9 million and $9.6 million lower, respectively, reflecting the completion of certain contracts. Shipments of head protection and fall protection were down $17.9 million and $6.7 million, respectively, as the effects of the economic recession reduced demand in construction and industrial markets. Shipments of instruments were $4.2 million lower in the current period, also due to reduced demand in industrial markets.

Net sales for the European segment were $172.1 million for the nine months ended September 30, 2009, a decrease of $38.0 million, or 18%, compared to $210.1 million for the same period in 2008. Local currency sales in Europe decreased $9.1 million for the nine months ended September 30, 2009. In France, local currency sales were $3.8 million lower in the current period, reflecting a $5.2 million decrease in shipments of ballistic vests and helmets to the military. This decrease was partially offset by a $1.6 million increase in sales of disposable respirators, primarily in response to the swine flu epidemic. In Germany, local currency sales were $6.2 million lower in the current period, reflecting a $5.3 million decrease in shipments of gas masks, primarily to the military. Local currency sales in Eastern Europe improved $2.0 million in the current period. Unfavorable translation effects of weaker European currencies, particularly the euro, in the current period decreased European segment sales, when stated in U.S. dollars, by approximately $28.9 million.

Net sales for the International segment were $171.6 million for the nine months ended September 30, 2009, a decrease of $27.7 million, or 14%, compared to $199.3 million in the same period in 2008. Local currency sales of the International segment decreased $4.2 million during the current period. In China, local currency sales increased $12.6 million, reflecting strong shipments of SCBAs to the Hong Kong Fire Service, as well as a continued focus on growing our business in the region. Local currency sales in Australia and Latin America were down $9.4 million and $7.2 million, respectively, primarily due to the economic recession. Currency translation effects reduced International segment sales, when stated in U.S. dollars, by $23.5 million, primarily related to a weakening of the Australian dollar, South African rand, and Brazilian real.

Cost of products sold. Cost of products sold was $422.5 million for the nine months ended September 30, 2009, compared to $518.8 million in the same period in 2008. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the nine month periods ended September 30, 2009 and 2008 of $6.2 million and $6.8 million, respectively.

Gross profit. Gross profit for the nine months ended September 30, 2009 was $251.4 million, which was $75.3 million, or 23%, lower than gross profit of $326.7 million in the same period in 2008. The decrease reflects the previously discussed reduction in sales and a lower gross profit percentage. The unfavorable translation effects of weaker foreign currencies reduced gross profit, when stated in U.S. dollars, by $20.6 million. The ratio of gross profit to net sales was 37.3% in the current period compared to 38.6% in the same period last year. The lower gross profit ratio in the current period occurred primarily in the European and International segments and related to sales mix, lower production volumes, and recessionary pricing pressures.

Selling, general and administrative expenses. Selling, general and administrative expenses were $170.2 million during the nine months ended September 30, 2009, a decrease of $32.7 million, or 16%, compared to $202.9 million in the same period in 2008. Selling, general and administrative expenses were 25.3% of net sales in the current period compared to 24.0% of net sales in the same period last year. Current period selling, general and administrative expenses in the North American segment were $66.6 million, a decrease of $15.1 million, or 18%, from $81.7 million in the same period last year. Local currency selling, general and administrative expenses in the European and International segments were $5.2 million lower in the current period. Lower selling, general and administrative expenses in the current period were the direct result of cost-savings initiatives that we have taken in response to the effects of the economic recession. Currency exchange effects reduced European and International segment administrative expenses for the nine months ended September 30, 2009, when stated in U.S. dollars, by $12.8 million, primarily related to a weaker euro, Australian dollar, and Brazilian real.

Research and development expense. Research and development expense was $21.4 million during the nine months ended September 30, 2009, a decrease of $4.6 million, or 18%, compared to $26.0 million during the same period last year. The decrease reflects cost savings realized by shifting a portion of our research and development efforts to our new China technology center, as well as, various other cost reduction initiatives in North America and Europe. Currency exchange effects reduced research and development expense, when stated in U.S. dollars, by $1.0 million.

Restructuring and other charges. During the nine months ended September 30, 2009, we recorded charges of $9.9 million. North American segment charges of $8.7 million related primarily to a voluntary retirement incentive program (VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the VRIP. These employees retired on January 31, 2009. We recorded VRIP non-cash special termination benefits expense of $6.7 million. We expect that staff reductions associated with the VRIP to result in annual pre-tax savings of approximately $5.0 million. The remaining $2.0 million of North American segment charges related primarily to costs associated with layoffs and stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. European and International segment charges of $0.4 and $0.8 million, respectively, were primarily for severance costs related to staff reductions in Germany, Brazil, Australia and South Africa.

During the nine months ended September 30, 2008, we recorded charges of $3.3 million. These charges were primarily related to stay bonuses and other costs associated with our initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant.

Interest expense. Interest expense was $5.4 million during the nine months ended September 30, 2009, a decrease of $1.7 million, or 23%, compared to $7.1 million in the same period last year. The decrease in interest expense was due to reductions in both short and long-term debt and lower short-term interest rates.

Currency exchange (gains) losses. Currency exchange gains were $0.3 million during the nine months ended September 30, 2009, compared to losses of $3.1 million during the same period last year. Currency exchange losses during the nine months ended September 30, 2008 were mostly unrealized, and related to the effects of a stronger euro and a weaker South African rand on inter-company balances and losses on Canadian dollar trade receivables.

Other income. Other income for the nine months ended September 30, 2009 was $1.7 million, a reduction of $2.4 million, compared to $4.1 million in the same period last year. The decrease was primarily due to lower interest income and gains on property sales. Other income for the first nine months of 2008 included a gain of $0.7 million on the sale of property in France.

Income taxes. The provision for income taxes for the nine months ended September 30, 2009 includes a tax benefit of $1.0 million related to recognition of net operating losses in South Africa. This one-time tax benefit was recognized as a result of tax planning strategies identified during the current period. The provision for income taxes for the same period in 2008 included charges in Germany totaling $0.9 million related to a tax law change that imposed a 3% flat tax on previously untaxed subsidies and the settlement of a tax audit. Excluding these one-time items, the effective tax rate for the nine months ended September 30, 2009 was 36.0% compared to 37.6% for the same period in 2008. The lower rate in the current period was primarily related to the expiration of the research and development tax credit in 2008. Congress extended this credit retroactively during the fourth quarter of 2008.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal returns have been completed through 2005. We also file in various state and foreign jurisdictions that may be subject to tax audits after 2003.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the nine months ended September 30, 2009 was $30.6 million, or $0.86 per basic share, compared to $53.9 million, or $1.51 per basic share, for the same period last year.

North American segment net income for the nine months ended September 30, 2009 was $25.4 million, a decrease of $11.8 million, or 32%, compared to $37.2 million in the same period last year. North American segment net income for the nine months ended September 30, 2009 includes a $4.4 million after-tax non-cash charge related to the voluntary retirement incentive program that was completed in January. Excluding this one-time charge, North American segment net income was down $7.4 million in the current period. The decrease reflects the negative effect of a 24% decrease in sales, partially offset by the positive effect of our ongoing efforts to reduce operating expenses.

European segment net income for the nine months ended September 30, 2009 was $0.8 million, a decrease of $7.1 million, or 89%, compared to net income of $7.9 million during the same period last year. The decrease in European segment net income during the nine months ended September 30, 2009 was primarily due to the previously discussed decrease in sales and gross margins. Currency translation effects decreased current period European segment net income, when stated in U.S. dollars, by approximately $1.4 million, largely due to the weakening of the euro.

International segment net income for the nine months ended September 30, 2009 was $4.3 million, a decrease of $6.2 million, or 58%, compared to $10.5 million during the same period last year. The decrease in International segment net income during the nine months ended September 30, 2009 was primarily related to the decrease in sales, partially offset by the previously discussed one-time tax benefit recorded in South Africa. Currency translation effects decreased current period International segment net income, when stated in U.S. dollars by approximately $2.3 million, largely due to the weakening of the Australian dollar and Brazilian real.

The loss of $1.6 million reported in reconciling items for the nine months ended September 30, 2008 was primarily related to unrealized currency exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

Our main source of liquidity is operating cash flows, supplemented by borrowings to fund significant transactions. Our principal liquidity requirements are for working capital, capital expenditures, acquisitions, and principal and interest payments on debt. We believe that our financial strength has been evident during the current recession. Our long-term debt is primarily at fixed interest rates with manageable repayment schedules through 2022. During 2009, we increased our available credit and currently have approximately $90.0 million in unused short-term bank lines of credit at competitive interest rates. All of our long-term borrowings and substantially all of our short-term borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations. We have been pursuing actions to improve our cash flow during this period of economic uncertainty. These actions have included a focus on reducing our working capital investment, selective staffing reductions, a salary and hiring freeze in the U.S. and Canada, lower salary increases than in prior years for international employees, and numerous other cost reduction measures. In June 2009, we suspended company matching contributions to our 401K plan and implemented temporary pay reductions for executive and senior level managers. We have significantly reduced our capital expenditure plans, but continue to invest in critical capital projects.

Cash and cash equivalents increased $7.7 million during the nine months ended September 30, 2009, compared to a decrease of $25.1 million during the nine months ended September 30, 2008.

Operating activities provided cash of $87.1 million during the nine months ended September 30, 2009, compared to providing cash of $21.3 million during the nine months ended September 30, 2008. Significantly improved operating cash flow in the nine months ended September 30, 2009 was primarily related to a $90.4 million favorable change associated with working capital. This change was partially offset by a $24.5 million decrease in operating cash flow before changes in working capital, primarily due to the previously discussed decrease in net income. Trade receivables were $182.6 million at September 30, 2009 and $198.6 million at December 31, 2008. LIFO inventories were $140.7 million at September 30, 2009 compared to $159.4 million at December 31, 2008. The $16.0 million decrease in trade receivables reflects a $23.9 million decrease in local currency balances, primarily due to lower sales, partially offset by a $7.9 million increase due to currency translation effects. The $18.7 million decrease in inventories reflects a $30.7 million decrease in local currency inventories, partially offset by a $12.0 million increase due to currency translation effects. The $18.1 million decrease in income taxes receivable, prepaids and other current assets was primarily related to a local currency reduction of $16.2 million in income taxes receivable. The increase in other non-current assets of $20.0 million was due primarily to an increase in receivables due from insurance carriers.

Investing activities used cash of $20.6 million during the nine months ended September 30, 2009, compared to using $31.3 million the same period last year. During the nine months ended September 30, 2009 and 2008, we used cash of $20.7 million and $30.9 million, respectively, for property additions. Higher property additions in the nine months ended September 30, 2008 were primarily related to the construction of our new facility in Suzhou, China, as well as building improvement projects in Brazil and Australia.

Financing activities used cash of $61.6 million during the nine months ended September 30, 2009, compared to using $14.6 million during the same period in 2008. The change was primarily related to borrowings on our short-term lines of credit. During the nine months ended September 30, 2009, we paid down $23.2 million of short-term debt, compared to borrowing $19.8 million in the same period last year. During the nine months ended September 30, 2009, we paid cash dividends of $25.9 million compared to paying dividends of $25.1 million during the same period in 2008.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at September 30, 2009 resulted in a translation gain of $18.4 million being credited to the cumulative translation adjustments shareholders’ equity account during the nine months ended September 30, 2009, compared to a loss of $10.7 million during the nine months ended September 30, 2008. Translation gains in the nine months ended September 30, 2009 were primarily related to the strengthening of the euro, South African rand, Brazilian real, and Australian dollar. Translation losses in the nine months ended September 30, 2008 were primarily due to the weakening of the euro, Brazilian real and Australian dollar.

COMMITMENTS AND CONTINGENCIES

We expect to make total contributions of $2.5 million to our pension plans during 2009.

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 2,500 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 11,700 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $82.0 million and $60.6 million at September 30, 2009 and December 31, 2008, respectively. Based upon our evaluation of applicable insurance coverage and the current status of the coverage litigation discussed in the preceding paragraphs, we believe that the recorded balance is fully recoverable from carriers.

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued a statement that requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. The statement also amended certain consolidation procedures and expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of the new statement on January 1, 2009 is reflected in these financial statements and did not have a material effect on our consolidated results of operations or financial condition.

In March 2008, the FASB issued a statement that requires companies to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. We adopted the new statement on January 1, 2009. See note 10 for disclosures related to derivative instruments and hedging activities.

In April 2009, the FASB issued a staff position that requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted this staff position for our second quarter 2009 interim reporting period. See note 13 for disclosures related to the fair value of financial instruments.

In May 2009, the FASB issued a statement that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of the new statement on June 30, 2009 had no impact on the financial statements as management already followed a similar approach prior to the adoption of this standard. See note 16 for disclosures related to subsequent events and the subsequent events evaluation period.

In June 2009, the FASB issued a statement that removes the concept of a qualifying special-purpose entity and clarifies the objective of determining whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. The new statement is effective January 1, 2010. We do not expect the adoption of this statement to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued a statement that amends the consolidation guidance applicable to variable interest entities. We do not expect the adoption of the new statement, which is effective January 1, 2010, to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued a statement that establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, became effective for our third quarter 2009 financial statements. The Codification did not change or alter existing U.S. GAAP.

In April 2008, the FASB issued a staff position that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this staff position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This staff position applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. We do not expect that the adoption of this staff position will have a material effect on our consolidated financial statements.

In December 2008, the FASB issued a staff position that provides guidance on an employer’s disclosures about defined benefit pension or other postretirement plan assets, including investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. This staff position is effective on December 31, 2009. We are currently evaluating the disclosure requirements of this staff position.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the nine months ended September 30, 2009 by approximately $34.4 million and $0.5 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2009, we had open foreign currency forward contracts with a U.S. dollar notional value of $9.6 million. A hypothetical 10% increase in September 30, 2009 forward exchange rates would result in a $1.0 million increase in the fair value of these contracts.

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

We have $88.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.6 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2009	—	$—	—	1,733,721
August 1 – August 31, 2009	—	—	—	1,821,931
September 1 – September 30, 2009	—	—	—	1,770,273

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

MINE SAFETY APPLIANCES COMPANY

October 29, 2009	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President — Finance; Duly Authorized Officer and Principal Financial Officer