Form 10-K
period 2009-12-31
MINE SAFETY APPLIANCES CO
filed 2010-02-26
CIK 66570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Gamma Drive Pittsburgh, Pennsylvania	15238
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (412) 967-3000

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, no par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of February 22, 2010, there were outstanding 35,972,518 shares of common stock, no par value, not including 2,174,204 shares held by the Mine Safety Appliances Company Stock Compensation Trust. The aggregate market value of voting stock held by non-affiliates as of June 30, 2009 was approximately $712 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the May 11, 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, but are not limited to, those listed in this report under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable words. These statements are only predictions and are not guarantees of future performance. Therefore, actual events or results may differ materially from those expressed or forecasted in these forward-looking statements.

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

•

Self Contained Breathing Apparatus. SCBAs are used by first responders, petrochemical plant workers, and anyone entering an environment deemed immediately dangerous to life and health. SCBAs are also used by first responders to protect against exposure to chemical, biological, radiological, and nuclear, or CBRN, agents. Our FireHawk®M7 SCBA meets the latest performance requirements adopted by the NFPA. The FireHawk®M7 Air Mask was the first device of its kind to be certified by the Safety Equipment Institute, or SEI, as NFPA compliant for both its breathing apparatus and Personal Alert Safety System, or PASS. The PASS device is an SCBA component that sounds a loud, piercing alarm when a firefighter becomes disabled or lies motionless for 30 seconds.

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

Portable and permanent gas detection instruments. Our portable and permanent instruments are used to detect the presence or absence of various gases in the air. These instruments can be either hand-held or permanently installed. Typical applications of these instruments include the detection of the lack of oxygen in confined spaces or the presence of combustible or toxic gases.

•

Single- and multi-gas hand-held detectors. Our single- and multi-gas detectors provide portable solutions for detecting the presence of oxygen, combustible gases and various toxic gases, including hydrogen sulfide, carbon monoxide, ammonia and chlorine, either singularly or up to six gases at once. Our hand-held portable instruments are used by chemical workers, oil and gas workers, utility workers entering confined spaces, or anywhere a user needs to continuously monitor the quality of the atmosphere they are working in and around.

•

Multi-point permanently installed gas detection systems. Our comprehensive line of gas detection systems is used to continuously monitor for combustible and toxic gases and oxygen deficiency in virtually any application where continuous monitoring is required. Our systems are used for gas detection in pulp and paper, refrigerant monitoring, petrochemical, and general industrial applications. One of our newest lines, the SafeSite® Multi-Threat Wireless Detection System, designed and developed for homeland security applications, combines the technologies and features from our line of permanent and portable gas detection offerings. The SafeSite System detects and communicates the presence of toxic industrial chemicals and chemical warfare agents. With up to 16 monitoring stations, wirelessly connected to a base station, the SafeSite System allows law enforcement officials to rapidly deploy and set up perimeter gas sensing sentinels that continuously monitor the air for toxic gases at large public events, in subways or at federal facilities, and continuously report their status to incident command.

•

Flame detectors and open-path infrared gas detectors. Our flame and combustible gas detectors are used for plant-wide monitoring of toxic gases and for detecting the presence of flames. These systems use infrared optics to detect potentially hazardous conditions across distances as far as 120 meters, making them suitable for use in such places as offshore oil rigs, storage vessels, refineries, pipelines, and ventilation ducts. First used in the oil and gas industry, our systems currently have broad applications in petrochemical facilities, the transportation industry, and in pharmaceutical production.

Thermal imaging cameras. Our hand-held infrared thermal imaging cameras, or TICs, are used in the global fire service market. TICs detect sources of heat in order to locate downed firefighters and other people trapped inside burning or smoke-filled structures. TICs can also be used to identify “hot spots.” Our Evolution® 5000 series TICs are unmatched for ease of use and durability. Our Evolution® 5800 TIC, the newest addition to our 5000 series of TICs, offers state-of-the-art imagery in a high resolution format. Our Evolution 5600 Thermal Imaging Camera provides high resolution and an extended high sensitivity operating range in a rugged, user-friendly and affordable design.

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

•

Fire helmets. Our fire service products include leather, traditional, modern, and specialty helmets designed to satisfy the preferences of firefighters across geographic regions. Our CairnsHELMET is the number one helmet in the North American fire service market based on 2009 sales. Similarly, our Gallet firefighting helmet has a number one market position in Europe based on 2009 sales.

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

•	Eye, face, and hearing protection. Our broad line of hearing protection products, non-prescription protective eyewear, and face shields is used by workers in a wide variety of industries.

Body protection.

•	Fall protection. Our broad line of fall protection equipment includes confined space equipment, harnesses/fall arrest equipment, lanyards, and lifelines.

•

Ballistic body armor. Our MSA Paraclete Releasable Assault Vest and Releasable Modular Vest are used primarily by the U.S. military, including Special Forces Units. Our ForceField™ Body Armor line features concealable ballistic vests and over-the-uniform tactical vests designed primarily for law enforcement applications.

Customers—Our customers generally fall into three categories: industrial and military end-users, distributors, and retail consumers. In North America, we make nearly all of our non-military sales through our distributors. In our European and International segments, we make our sales through both indirect and direct sales channels. Our U.S. military customers, which are comprised of multiple U.S. government entities, including the Department of Defense, accounted for approximately 5% of our 2009 sales. The year-end backlog of orders under contracts with U.S. government agencies was $18.3 million in 2009, $23.4 million in 2008, and $35.1 million in 2007.

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

Sales and Distribution—Our sales and distribution team consists of distinct marketing, field sales and customer service organizations for our three geographic segments: North America, Europe, and International. We believe our sales and distribution team, totaling over 400 dedicated associates, is the largest in our industry. In most geographic areas, our field sales organizations work jointly with select distributors to call on end-users, educating them about hazards, exposure limits, safety requirements, and product applications, as well as specific performance requirements of our products. In our International segment and Eastern Europe where distributors are not as well established, our sales associates often work with and sell directly to end-users. We believe that the development of relationships with end-users is critical to increasing the overall demand for our products.

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

Competition—We believe the worldwide personal protection equipment market, including the sophisticated safety products market in which we compete, generates annual sales in excess of $10 billion. The industry supplying this market is broad and highly fragmented with few participants offering a comprehensive line of safety products. Over the long-term, we believe global demand for safety products will be stable or growing because purchases of these products are non-discretionary since they protect workers in hazardous and life-threatening work environments and because their use is often mandated by government and industry regulations. Moreover, safety products industry revenues reflect the need to consistently replace many safety products that have limited life spans due to normal wear-and-tear or because they are one-time use products by design.

The safety products market is highly competitive, with participants ranging in size from small companies focusing on a single type of personal protection equipment to a few large multinational corporations that manufacture and supply many types of sophisticated safety products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, agency approvals, design and style), price, brand name recognition and service.

We believe we compete favorably within each of our operating segments as a result of our high quality and cost-efficient product offerings and strong brand trust and recognition.

Research and Development—To maintain our position at the forefront of safety equipment technology, we operate several sophisticated research and development facilities. We believe our dedication and commitment to innovation and research and development allow us to produce innovative safety products that are often first to market and exceed industry standards. In 2009, 2008, and 2007, on a global basis, we spent $28.8 million, $35.0 million, and $30.2 million, respectively, on research and development. Our primary engineering groups are located in the United States, Germany, and China, and to a lesser extent in France. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the company, including research and development, marketing, sales, operations, and quality management. These teams are responsible for setting product line strategy based on their understanding of the markets and the technologies, opportunities and challenges they foresee in each product area. We believe our team-based, cross-geographic and cross-functional approach to new product development is a source of competitive advantage. Our approach to the new product development process allows us to tailor our product offerings and product line strategies to satisfy distinct customer preferences and industry regulations that vary across our three geographic segments.

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

Associates—At December 31, 2009, we had approximately 5,000 associates, approximately 3,000 of whom were employed by our European and International segments. None of our U.S. associates are subject to the provisions of a collective bargaining agreement. Some of our associates outside the United States are members of unions. We have not experienced a work stoppage in over 10 years and believe our relations with our associates are good.

Available Information—Our internet address is www.msanet.com. We post the following filings on the Investor Relations page on our website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our website is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission.

Item 1A. Risk Factors

The ongoing effects of the global recession and the duration of the recovery could materially and adversely affect our business, results of operations, and financial condition.

The recent global recession, distress in the financial markets and general uncertainty about the economy has had a significant negative impact on governments, businesses and consumers around the world. In addition, the impact of the recession on the operations or liquidity of any party with whom we conduct business could adversely affect our business. If these conditions continue or worsen, we could experience declines in revenue, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by the economic challenges faced by our customers and suppliers. We are unsure of the continuing duration of the recession and the length of the recovery. However, a protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, results of operations and financial condition.

A reduction in the spending patterns of government agencies could materially and adversely affect our net sales, earnings and cash flow.

The demand for our products sold to the fire service market, the homeland security market, and to U.S. government agencies, including the Department of Defense, is, in large part, driven by available government funding. For example, the level of government funding in these markets increased significantly after the attacks of September 11, 2001, fueling the demand for many of our products such as SCBAs, gas masks, and Advanced Combat Helmets, and declined in 2005 and 2006, as government funding priorities changed. Approximately 5% of our net sales for the year ended December 31, 2009 were made directly to U.S. military customers. Government budgets are set annually and we cannot assure you that government funding will be sustained at the same level in the future. A significant reduction in available government funding could materially and adversely affect our net sales, earnings and cash flow.

The markets in which we compete are highly competitive, and some of our competitors have greater financial and other resources than we do. The competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition.

The safety products market is highly competitive, with participants ranging in size from small companies focusing on single types of safety products, to large multinational corporations that manufacture and supply many types of safety products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, agency approvals, design and style), price, brand name trust and recognition, and customer service. Some of our competitors have greater financial and other resources than we do and our business could be adversely affected by competitors’ new product innovations, technological advances made to competing products and pricing changes made by us in response to competition from existing or new competitors. We may not be able to compete successfully against current and future competitors and the competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition.

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

Product liability claims and our inability to collect related insurance receivables could have a materially adverse effect on our business, operating results, and financial condition.

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

Most of our products are required to meet performance and test standards designed to protect the health and safety of people around the world. Our inability to comply with these standards may materially and adversely affect our results of operations. Changes in regulations could reduce the demand for our products or require us to reengineer our products, thereby creating opportunities for our competitors. Regulatory approvals for our products may be delayed or denied for a variety of reasons that are outside of our control. Additionally, market anticipation of significant new standards, such as the National Fire Protection Association (NFPA) standard for breathing apparatus which became effective August 31, 2007, can cause customers to accelerate or delay buying decisions.

We have significant international operations, and we are subject to the risks of doing business in foreign countries.

We have business operations in over 30 foreign countries. In 2009, approximately 55% of our net sales were made by operations located outside the United States. Our international operations are subject to various political, economic, and other risks and uncertainties, which could adversely affect our business. These risks include the following:

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

For the year ended December 31, 2009, the operations in our European and International segments accounted for approximately 52% of our net sales. The results of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years, and may continue to do so in the future. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position, and may affect the comparability of our results between financial periods. We cannot assure you that we will be able to effectively manage our exchange rate risks or that any volatility in currency exchange rates will not have a materially adverse effect on our results of operations and financial condition.

Our continued success depends on our ability to protect our intellectual property. If we are unable to protect our intellectual property, our business could be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 121 Gamma Drive, RIDC Industrial Park, O’Hara Township, Pittsburgh, Pennsylvania 15238 in a 93,000 square-foot building owned by us. We own or lease our primary facilities in the United States and in a number of other countries. We believe that all of our facilities, including the manufacturing facilities, are in good repair and in suitable condition for the purposes for which they are used.

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

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes, and other relevant information. We evaluate our exposures on an ongoing basis and make adjustments to the reserve as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our results of operations or financial condition.

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

We are currently involved in coverage litigation with Century Indemnity Company (Century). We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached five insurance policies by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit. Our third motion for partial summary judgment was granted, confirming our position on the full multi-year policy limits. We expect the matter to be ready for trial in late 2010. We believe that Century’s refusal to indemnify us under the policies for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We are currently involved in coverage litigation with The North River Insurance Company (North River). On March 23, 2009, we sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. The mediation was unsuccessful and the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We are currently involved in coverage litigation with Columbia Casualty Company (CNA). On March 30, 2009, we sued CNA in the United States District Court for the Western District of Pennsylvania, alleging that

CNA breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. If mediation is unsuccessful, the case will proceed to trial. We believe that CNA’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $91.7 million at December 31, 2009, of which $29.0 million is reported in other current assets and $62.7 million in other non-current assets. Receivables from insurance carriers totaled $60.6 million at December 31, 2008. Based upon our evaluation of applicable insurance coverage and our ongoing insurance recovery efforts, we believe that the recorded balances are fully recoverable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers as of February 26, 2010, indicating all positions held during the past five years:

Name	Age	Title
William M. Lambert(a)	51	President and Chief Executive Officer since May 2008.

Joseph A. Bigler(b)	60	Vice President and President, MSA North America since May 2007.

Kerry M. Bove(c)	51	Vice President, Global Operational Excellence since May 2007.

Rob Cañizares(d)	60	Executive Vice President and President, MSA International since May 2007.

Ronald N. Herring, Jr.(e)	49	Vice President, Global Product Leadership since May 2007.

Douglas K. McClaine(f)	52	Vice President, Secretary and General Counsel since May 2005.

Paul R. Uhler(g)	51	Vice President, Global Human Resources since May 2007.

Dennis L. Zeitler(h)	61	Senior Vice President, Chief Financial Officer and Treasurer since June 2007.

(a)	Prior to his present position, Mr. Lambert held the positions of President and Chief Operating Officer; Vice President and President, MSA North America; and Vice President and General Manager of the Safety Products Division.
(b)	Prior to his present position, Mr. Bigler was Vice President, primarily responsible for North American Sales and Distribution.
(c)	Prior to his present position, Mr. Bove was Vice President, primarily responsible for Global Manufacturing Operations and Materials Management.
(d)	Prior to his present position, Mr. Cañizares was Vice President and President, MSA International.
(e)	Prior to his present position, Mr. Herring held the positions of Vice President, primarily responsible for Global Marketing, Research and Engineering and Quality Assurance; and General Manager, Safety Products Division.
(f)	Prior to his present position, Mr. McClaine was Secretary and General Counsel.
(g)	Prior to his present position, Mr. Uhler held the positions of Vice President, primarily responsible for North American Human Resources and Corporate Communications; Director of Human Resources and Corporate Communications; and Director of Operations, Safety Products Division.
(h)	Prior to his present position, Mr. Zeitler was Vice President, Chief Financial Officer and Treasurer.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “MSA”. Stock price ranges and dividends declared were as follows:

	Price Range of Our Common Stock		Dividends
	High	Low
Year ended December 31, 2008
First Quarter	$52.37	$38.66	$0.22
Second Quarter	42.50	35.20	0.24
Third Quarter	41.61	30.47	0.24
Fourth Quarter	38.84	18.86	0.24

Year ended December 31, 2009
First Quarter	$24.45	$15.82	$0.24
Second Quarter	26.00	19.18	0.24
Third Quarter	29.60	21.75	0.24
Fourth Quarter	27.99	23.62	0.24

On February 16, 2010, there were 447 registered holders of our shares of common stock.

The information appearing in Part III below regarding common stock issuable under our equity compensation plans is incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2009	—	$—	—	1,910,562
November 1 - November 30, 2009	—	—	—	1,968,481
December 1 - December 31, 2009	—	—	—	1,835,666

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

Comparison of Five-Year Cumulative Total Return

Set forth below is a line graph and table comparing the cumulative total returns (assuming reinvestment of dividends) for the five years ended December 31, 2009 of $100 invested on December 31, 2004 in each of Mine Safety Appliances Company’s common stock, the Standard & Poor’s 500 Composite Index, and the Russell 2000 Index. Because our competitors are principally privately held concerns or subsidiaries or divisions of corporations engaged in multiple lines of business, we do not believe it feasible to construct a peer group comparison on an industry or line-of-business basis. The Russell 2000 Index, while including corporations both larger and smaller than MSA in terms of market capitalization, is composed of corporations with an average market capitalization similar to us.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Mine Safety Appliances Company, The S&P 500 Index

And The Russell 2000 Index

	Value at December 31
	2004	2005	2006	2007	2008	2009
MSA	$100.00	$72.29	$74.51	$107.43	$50.91	$58.91
S&P 500	100.00	104.89	121.46	128.13	80.73	102.08
Russell 2000	100.00	104.56	123.75	121.83	80.66	102.59

Copyright © 2010, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Copyright © 2010, Frank Russell Company. All rights reserved.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements, including the respective notes thereto, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report on Form 10-K.

	2009	2008	2007	2006	2005
	(In thousands, except as noted)
Statement of Income Data:
Net sales	$909,991	$1,134,282	$990,252	$913,714	$907,912
Other income	5,860	5,165	17,649	5,416	4,253
Cost of products sold	573,266	701,679	616,203	568,410	558,921
Selling, general and administrative	230,894	270,584	241,138	215,663	201,367
Research and development	28,781	35,020	30,196	26,037	21,928
Restructuring and other charges	11,378	3,936	4,142	6,981	—
Interest	7,080	8,923	9,913	6,228	5,484
Currency exchange (gains) losses	(888)	6,943	(132)	3,139	474
Provision for income taxes	22,003	42,036	38,600	28,722	42,013
Net income attributable to Mine Safety Appliances Company	43,295	70,422	67,588	63,918	81,783

Earnings per Share Data:
Basic per common share (in dollars)	$1.21	$1.98	$1.89	$1.76	$2.24
Diluted per common share (in dollars)	1.21	1.96	1.86	1.73	2.19
Dividends paid per common share (in dollars)	.96	.94	.84	.68	.52
Weighted average common shares outstanding—basic	35,668	35,593	35,651	36,366	36,560

Balance Sheet Data:
Working capital	$265,575	$258,088	$287,861	$289,424	$246,367
Working capital ratio	2.6	2.2	2.4	3.3	2.9
Net property	144,575	141,409	130,445	120,651	116,209
Total assets	875,228	875,810	1,016,306	898,620	725,357
Long-term debt	82,114	94,082	103,726	112,541	45,834
Common shareholders’ equity	435,691	392,841	460,604	436,926	381,470
Equity per common share (in dollars)	12.11	10.98	12.92	12.13	10.44

Note:
Cost of products sold, selling, general and administrative expenses, and research and development expenses include noncash pension income.
Noncash pension income, pre-tax	$2,655	$9,848	$4,535	$4,147	$6,104

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

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2009, approximately 48%, 26%, and 26% of our net sales were made by our North American, European, and International segments, respectively.

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

International. Our International segment includes operating entities located in Abu Dhabi, Argentina, Australia, Brazil, Colombia, Chile, China, Dubai, Egypt, Hong Kong, India, Indonesia, Japan, Malaysia, Peru, Singapore, South Africa, Thailand, and Zambia, some of which are in developing regions of the world. Principal International segment manufacturing operations are located in Australia, Brazil, China, and South Africa. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany, and France, or are purchased from third party vendors.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales. Net sales for the year ended December 31, 2009 were $910.0 million, a decrease of $224.3 million, or 20%, from $1,134.3 million for the year ended December 31, 2008.

	2009	2008	Dollar Decrease	Percent Decrease
	(In millions)
North America	$434.6	$596.3	($161.7)	(27%)
Europe	238.5	280.6	(42.1)	(15)
International	236.9	257.4	(20.5)	(8)

Net sales of our North American segment were $434.6 million for the year ended December 31, 2009, a decrease of $161.7 million, or 27%, compared to $596.3 million for the year ended December 31, 2008. Sales of Self-Contained Breathing Apparatus (SCBA) were $58.0 million lower during the current year. SCBA sales during 2008 included $54.1 million in shipments of our Firehawk® M7 Responder to the U.S. Air Force. Excluding these shipments, SCBA sales were $3.9 million lower in the current year. Shipments of SCBA’s to the fire service market were unusually high during the first quarter of 2008 due to an increase in orders that had been delayed in late 2007 as manufacturers and the fire service market made the transition to the new National Fire Protection Association (NFPA) standard for SCBAs. Fire service market sales of thermal imaging cameras and fire helmets were down $5.5 million in the current year. Sales of Advanced Combat Helmets to the U.S. military and CG634 helmets to the Canadian Forces were $34.9 million and $13.0 million lower, respectively, reflecting the completion of certain contracts. Shipments of head protection and fall protection were down $20.8 million and $8.5 million, respectively, as the effects of the economic recession reduced demand in construction and industrial markets. Shipments of instruments were $8.3 million lower in the current year, also due to lower demand in industrial markets.

Net sales of our European segment were $238.5 million for the year ended December 31, 2009, a decrease of $42.1 million, or 15%, from $280.6 million for the year ended December 31, 2008. Local currency sales in

Europe decreased $19.9 million, or 7%, for the year ended December 31, 2009. In France, local currency sales were $4.9 million lower in the current year, reflecting a $7.5 million decrease in shipments of ballistic vests and helmets to the military. This decrease was partially offset by a $3.0 million increase in sales of disposable respirators, primarily in response to the swine flu epidemic. In Germany, local currency sales were $12.0 million lower for the year ended December 31, 2009, reflecting a $6.8 million decrease in shipments of gas masks, primarily to the military, and a $2.7 million decrease in instrument shipments due to reduced demand in industrial markets. Local currency sales in Eastern Europe were down $2.0 million for the year ended December 31, 2009. Unfavorable translation effects of weaker European currencies, particularly the euro, for the year ended December 31, 2009 decreased European segment sales, when stated in U.S. dollars, by approximately $22.2 million.

Net sales of our International segment were $236.9 million for the year ended December 31, 2009, a decrease of $20.5 million, or 8%, compared to $257.4 million for the year ended December 31, 2008. Local currency sales in the International segment decreased $6.5 million, or 3%, during the year ended December 31, 2009. In China, local currency sales increased $12.9 million, reflecting strong shipments of SCBAs and gas masks to the Hong Kong Fire Service, as well as a continued focus on growing our business in the region. Local currency sales in Australia and Latin America were down $11.8 million and $5.9 million, respectively, primarily due to the economic recession. Currency translation effects reduced International segment sales, when stated in U.S. dollars by $14.0 million, primarily related to a weakening of the Australian dollar, South Africa rand, and Brazilian real.

Cost of products sold. Cost of products sold was $573.3 million for the year ended December 31, 2009, a decrease of $128.4 million, or 18%, from $701.7 million for the year ended December 31, 2008.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2009 of $9.1 million, of which credits of approximately $5.7 million, $1.7 million, and $1.7 million were included in cost of products sold, selling, general and administrative expenses, and research and development expenses, respectively. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2008 of $9.8 million, of which credits of approximately $7.2 million, $1.4 million and $1.2 million were included in cost of products sold, selling, general and administrative expenses, and research and development expenses, respectively. Future net pension credits can be volatile depending on the future performance of plan assets, changes in actuarial assumptions regarding such factors as the selection of discount rates and rates of return on plan assets, changes in the amortization levels of actuarial gains and losses, plan amendments affecting benefit pay-out levels, and profile changes in the participant populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, our net income would be adversely affected.

Gross profit. Gross profit for the year ended December 31, 2009 was $336.7 million, a decrease of $95.9 million, or 22%, from $432.6 million for the year ended December 31, 2008. The decrease reflects the previously discussed reduction in sales and a lower gross profit percentage. The unfavorable translation effects of weaker foreign currencies reduced gross profit, when stated in U.S. dollars, by $15.1 million. The ratio of gross profit to sales was 37.0% in 2009 compared to 38.1% in 2008. The lower gross profit ratio in the current period occurred primarily in the European and International segments and related to sales mix, lower production volumes, and recessionary pricing pressures.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2009 were $230.9 million, a decrease of $39.7 million, or 15%, from $270.6 million for the year ended December 31, 2008. Selling, general and administrative expenses were 25.4% of sales in 2009 compared to 23.9% of sales in 2008. North American segment selling, general and administrative expenses were down $18.2 million, or 17%. Local currency selling, general and administrative expenses in the European and International segments were down $13.3 million, or 8%, during the year ended December 31, 2009. Lower selling, general and administrative expenses for the year were the direct result of cost-savings initiatives that we took in response to the effects of the economic recession. These initiatives included selective staffing reductions, a salary and hiring freeze in the U.S. and Canada, a temporary suspension of company matching contributions to our 401k plan and temporary pay reductions for executives and senior level managers. Currency exchange effects reduced selling, general and administrative expenses, when stated in U.S. dollars, by $8.2 million, primarily due to a weaker euro, Australian dollar and Brazilian real.

Research and development expenses. Research and development expenses were $28.8 million for the year ended December 31, 2009, a decrease of $6.2 million, or 18%, from $35.0 million for the year ended December 31, 2008. The decrease reflects cost-savings realized by shifting a portion of our research and development efforts to our new China Technology center, as well as, various other cost reduction initiatives in North America and Europe. Currency exchange effects reduced research and development expense, when stated in U.S. dollars by $0.6 million.

Restructuring and other charges. Restructuring and other charges were $11.4 million for the year ended December 31, 2009, compared to $3.9 million for the year ended December 31, 2008.

For the year ended December 31, 2009, North American segment charges of $9.6 million were related primarily to a focused voluntary retirement incentive program (VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the VRIP. These employees retired on January 31, 2009. VRIP non-cash special termination benefits expense totaled $6.7 million. We estimate that the staff reductions associated with the VRIP have resulted in pre-tax savings of approximately $5.0 million. The remaining $2.9 million of North American segment charges related to costs associated with layoffs and stay bonuses and other costs related to our ongoing initiative to transfer certain production activities. European and International segment charges of $0.8 million and $1.0 million, respectively, were primarily for severance costs related to staff reductions in Germany, Brazil, Australia and South Africa.

For the year ended December 31, 2008, North American segment charges of $3.2 million were primarily stay bonuses and other costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.7 million were for severance costs related to staff reductions in Japan and India.

Interest expense. Interest expense for the year ended December 31, 2009 was $7.1 million, a decrease of $1.8 million, or 21%, from $8.9 million for the year ended December 31, 2008. The decrease in interest expense was due to reductions in both short and long-term debt and lower short-term interest rates.

Currency exchange (gains) losses. During the year ended December 31, 2009, we recorded currency exchange gains of $0.9 million compared to losses of $6.9 million for the year ended December 31, 2008. Currency exchange losses during 2008 were primarily unrealized, and related mainly to the effects of a weaker Australian dollar and Mexican peso on inter-company balances and losses on Canadian dollar trade receivables.

Income tax provision. Our effective tax rate for the year ended December 31, 2009 was 33.7% compared to 37.4% for the year ended December 31, 2008. The provision for income taxes for the year ended December 31, 2009 includes tax benefits of $0.6 million related to recognition of net operating losses in South Africa and $0.6 million related to a state tax law change. The provision for income taxes for the year ended December 31, 2008 included charges in Germany totaling $0.9 million related to a tax law change that imposed a 3% flat tax on previously untaxed subsidies and the settlement of a tax audit. Excluding these one-time items, the effective tax rate for the year ended December 31, 2009 was 35.5% compared to 36.6% for the year ended December 31, 2008.

Net income attributable to Mine Safety Appliances Company. Net income for the year ended December 31, 2009 was $43.3 million, a decrease of $27.1 million, or 39%, from net income for the year ended December 31, 2008 of $70.4 million. Basic earnings per share of common stock was $1.21 in 2009 compared to $1.98 in 2008.

North American segment net income for the year ended December 31, 2009 was $35.0 million, a decrease of $17.4 million, or 33%, from $52.4 million for the year ended December 31, 2008. North American segment net income for the year ended December 31, 2009 includes a $4.4 million after-tax non-cash charge related to the voluntary retirement incentive program that was completed in January and a $2.1 million after-tax gain on the sale of 25 acres in our Cranberry Woods office park. Excluding these one-time items, North American segment net income was down $15.1 million in the current year. The decrease reflects the negative effect of a 27% decrease in sales, partially offset by the positive effect of reduced operating expenses.

European segment net income for the year ended December 31, 2009 was $0.1 million, a decrease of $9.7 million, or 99%, from $9.8 million for the year ended December 31, 2008. The decrease in European segment net income during the year ended December 31, 2009 was primarily due to the previously discussed decrease in sales and gross margins. Currency translation effects decreased current period European segment net income, when stated in U.S. dollars, by approximately $1.1 million, largely due to the weakening of the euro.

International segment net income for the year ended December 31, 2009 was $7.3 million, a decrease of $4.5 million, or 38%, from $11.8 million for the year ended December 31, 2008. The decrease in International segment net income was primarily related to the decrease in sales, partially offset by the previously discussed one-time tax benefit recorded in South Africa. Currency translation effects decreased current period International segment net income, when stated in U.S. dollars, by approximately $2.1 million, largely due to the weakening of the Australian dollar and Brazilian real.

The loss of $3.5 million reported in reconciling items for the year ended December 31, 2008 was primarily related to unrealized currency exchange losses.

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

Net sales of our North American segment were $596.3 million for the year ended December 31, 2008, an increase of $81.2 million, or 16%, compared to $515.1 million for the year ended December 31, 2007. Shipments of Self-Contained Breathing Apparatus (SCBA) improved $68.8 million during the current year. Higher SCBA sales during 2008 included $54.1 million in shipments of our Firehawk®M7 Responder to the U.S. Air Force. The remainder of the increase in SCBA sales was largely due to higher first quarter 2008 shipments on customer orders that had been delayed during the second half of 2007 as manufacturers and the fire service market made the transition to a new National Fire Protection Association (NFPA) standard for SCBAs. Higher sales of Advanced Combat Helmets to the U.S. Army and CG634 helmets to the Canadian Forces, up $11.8 million and $14.2 million, respectively, in 2008, were partially offset by a $4.4 million decrease in shipments of other ballistic protection. Instrument sales were $6.2 million higher in 2008, primarily due to strong shipments of our new Altair® multigas detectors to the oil and gas industry. Sales of head protection, primarily to the construction industry, improved $3.3 million in 2008. Shipments of gas masks, Chemox breathing apparatus, and communication devices were down $9.6 million, $7.2 million, and $4.2 million, respectively, reflecting the completion of certain U.S. and Canadian military orders.

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

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2008 were $270.6 million, an increase of $29.5 million, or 12%, from $241.1 million for the year ended December 31, 2007. Selling, general and administrative expenses were 23.9% of sales in 2008 compared to 24.4% of sales in 2007. Local currency selling, general and administrative expenses in the European and International segments were up $21.7 million during the year ended December 31, 2008, reflecting an increased focus on global initiatives and the higher selling and marketing expenses required to sustain our growth in these markets. North American segment selling, general and administrative expenses were up $2.0 million, primarily due to the increased selling and marketing expenses required to support higher sales levels. Currency exchange effects increased selling, general and administrative expenses, when stated in U.S. dollars, by $5.3 million, primarily due to the stronger euro.

Research and development expenses. Research and development expenses were $35.0 million for the year ended December 31, 2008, an increase of $4.8 million, or 16%, from $30.2 million for the year ended December 31, 2007. The increase occurred in the United States and Germany as a result of our focus on developing innovative new products.

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

For the year ended December 31, 2007, North American segment charges of $2.5 million were primarily severance costs and moving expenses associated with the transfer of fire helmet manufacturing from Clifton, New Jersey to Jacksonville, North Carolina and to move our Mexican manufacturing operations to Queretaro, Mexico. Charges of $1.6 million were for severance costs associated with the reorganization of our management team and workforce reductions in the European and International segments.

Interest expense. Interest expense for the year ended December 31, 2008 was $8.9 million, a decrease of $1.0 million, or 10%, from $9.9 million for the year ended December 31, 2007. The decrease was primarily due to lower short-term interest rates and a scheduled reduction in long-term debt.

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

Other income. Other income for the year ended December 31, 2008 was $5.2 million, a decrease of $12.4 million, from $17.6 million in 2007. Other income for the year ended December 31, 2007 included gains of $10.6 million on the sale of 83 acres of land in our Cranberry Woods office park and $1.9 million on the sale of property in Clifton, New Jersey.

Income tax provision. Our effective tax rate for the year ended December 31, 2008 was 37.4% compared to 36.3% for the year ended December 31, 2007. The higher effective tax rate in 2008 was primarily due to proportionately higher earnings in high tax jurisdictions.

Net income attributable to Mine Safety Appliances Company. Net income for the year ended December 31, 2008 was $70.4 million, an increase of $2.8 million, or 4%, from net income for the year ended December 31, 2007 of $67.6 million. Net income for the year ended December 31, 2007 included after-tax gains totaling $7.7 million on the sale of Cranberry Woods and Clifton, New Jersey property. Excluding these gains, net income increased $10.5 million, or 18%. Basic earnings per share of common stock was $1.98 in 2008 compared to $1.89 in 2007.

North American segment net income for the year ended December 31, 2008 was $52.4 million, an increase of $2.4 million, or 5%, from $50.0 million for the year ended December 31, 2007. North American segment net income for the year ended December 31, 2007 included the previously-discussed after-tax gain of $7.7 million on the sales of Cranberry Woods and Clifton, New Jersey property. Excluding these gains, North American segment net income improved $10.1 million, or 24%, primarily due to the previously-discussed increase in sales.

European segment net income for the year ended December 31, 2008 was $9.8 million, an increase of $2.2 million, or 28%, from $7.6 million for the year ended December 31, 2007. The improvement reflects the previously-discussed increase in sales, partially offset by higher selling and research and development expenses.

International segment net income for the year ended December 31, 2008 was $11.8 million, unchanged from $11.8 million for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our main source of liquidity is operating cash flows, supplemented by borrowings to fund significant transactions. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, and acquisitions. We believe that our financial strength has been evident during the recession and the early stages of recovery. Our long-term debt is primarily at fixed interest rates with manageable repayment schedules through 2022. During 2009, we increased our available credit. At December 31, 2009, we had $120.1 million in unused short-term bank lines of credit at competitive interest rates. All of our long-term borrowings and substantially all of our short-term borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations. During 2009, we pursued actions to improve our cash flow by reducing our working capital investment and controlling capital expenditures.

Cash and cash equivalents increased $11.1 million during the year ended December 31, 2009 compared to decreasing $24.1 million during 2008.

Operating activities provided cash of $120.8 million in 2009, compared to providing cash of $59.8 million in 2008. Significantly higher cash provided by operations in 2009 was primarily related to a $91.9 million favorable change associated with working capital. This favorable change was partially offset by a $30.8 million decrease in operating cash flow before changes in working capital, primarily due to the previously discussed decrease in sales and net income. Trade receivables were $173.4 million at December 31, 2009 compared to $198.6 million at December 31, 2008. LIFO inventories were $123.9 million at December 31, 2009 compared to $159.4 million at December 31, 2008. On a FIFO basis, inventories measured against cost of products sold turned 3.4 times in both 2009 and 2008. The $25.2 million decrease in trade receivables reflects a $33.1 million decrease in local currency receivables partially offset by a $7.9 million increase due to currency translation effects. The $35.5 million decrease in LIFO inventories reflects a $47.1 million decrease in local currency inventories, partially offset by a $11.6 million increase due to currency translation effects.

Our investing activities used cash of $20.8 million in 2009, compared with using $44.4 million in 2008. During 2009 and 2008, we used cash of $25.7 million and $44.5 million, respectively, for property additions. Higher capital spending in 2008 included costs associated with the construction of our new facility in Suzhou, China, as well as major building improvement projects in Brazil and Australia. Property disposals provided cash of $5.1 million and $2.2 million during 2009 and 2008, respectively. During 2009, we received cash of $4.6 million on the sales of 25 acres of property in our Cranberry Woods office park. Acquisitions and other investing activities during 2009 and 2008 used cash of $0.1 million and $2.1 million, respectively. Cash used for acquisitions and other investing activities in 2008 was primarily for additional consideration related to the 2007 acquisition of Acceleron Technologies LLC.

Financing activities used cash of $91.9 million in 2009 compared to using cash of $36.6 million in 2008. The change was primarily related to borrowings on our short-term lines of credit. During the year ended December 31, 2009, we paid down $45.1 million of short-term debt, compared to borrowing $6.4 million in 2008. During 2009, we made dividend payments of $34.5 million compared to $33.7 million in 2008. Dividends paid on our common stock during 2009 (our 92nd consecutive year of dividend payment) were $0.96 per share. Dividends paid on our common stock in 2008 and 2007 were $0.94 and $0.84, per share, respectively.

Long-term debt, including the current portion at December 31, 2009 was $94.1 million, or 18% of total capital. For purposes of this calculation, total capital is defined as long-term debt plus the current portion of long-term debt and shareholders’ equity.

Our long-term debt obligations at December 31, 2009 and 2008 were as follows:

	2009	2008
	(In thousands)
Industrial development debt issues payable through 2022, 0.54%	$6,000	$6,750
Senior Notes payable through 2012, 8.39%	24,344	32,574
Senior Notes payable through 2021, 5.41%	60,000	60,000
Note payable through 2011, net of unamortized discount of $230 and $492	3,770	5,508

Total	94,114	104,832
Amounts due within one year	12,000	10,750

Long-term debt	82,114	94,082

Approximate maturities of these obligations are $12.0 million in 2010, $9.8 million in 2011, $8.3 million in 2012, $6.7 million in 2013, $6.7 million in 2014, and $50.6 million thereafter. Some debt agreements require us to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants as of December 31, 2009.

We have short-term bank lines of credit totaling $124.4 million of which $120.1 million was unused at December 31, 2009. Generally, these short-term lines of credit are renewable annually. There are no significant commitment fees or compensating balance requirements. Short-term borrowings with banks, which exclude the current portion of long-term debt, were $4.3 million and $50.1 million at December 31, 2009 and 2008, respectively. The average month-end balance of total short-term borrowings during 2009 was $34.1 million. The maximum month-end balance of $49.9 million occurred at April 30, 2009. The weighted average interest rates of short-term borrowings at December 31, 2009 and 2008 were 3% and 4%, respectively.

We believe our sources of liquidity currently available from our cash reserves on hand, cash flow from operations, and borrowing capacity are sufficient to meet our principal liquidity requirements for at least the next 12 months.

CUMULATIVE TRANSLATION ADJUSTMENTS

The year-end position of the U.S. dollar relative to international currencies resulted in a translation gain of $17.7 million being credited to the cumulative translation adjustments attributable to Mine Safety Appliances Company shareholders’ equity account in the year ended December 31, 2009, compared to loss of $23.2 million in 2008 and gain of $16.5 million in 2007. The translation gain in 2009 reflects the strengthening of the euro, Brazilian real, South African rand, and Australian dollar. The translation loss in 2008 reflects the strengthening of the U.S. dollar against most currencies, but particularly the euro, Brazilian real, Australian dollar, and South African rand. The translation gains in 2007 were primarily related to the strengthening of the euro.

COMMITMENTS AND CONTINGENCIES

We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2009 were as follows:

	Total	2010	2011	2012	2013	2014	Thereafter
	(In millions)
Long-term debt*	$94.1	$12.0	$9.8	$8.3	$6.7	$6.7	$50.6
Operating leases	23.1	9.8	6.5	3.1	1.5	1.1	1.1

Totals	117.2	21.8	16.3	11.4	8.2	7.8	51.7

*	Future interest payments are not included in the table.

The significant obligations table does not include obligations to taxing authorities due to uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

We expect to make net contributions of $3.9 million to our pension plans in 2010.

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

In 2006, we acquired Paraclete Armor and Equipment, Inc. Under the terms of the asset purchase agreement, we issued a $10.0 million note payable to the former owners of Paraclete. The note is non-interest bearing and is payable in five annual installments of $2.0 million beginning September 1, 2007. We recorded the note at a fair value of $8.5 million at the time of issuance. The discount of $1.5 million is being amortized over the term of the note.

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

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes, and other relevant information. We evaluate our exposures on an ongoing basis and make adjustments to the reserve as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on results of operations or our financial condition.

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

We are currently involved in coverage litigation with Century Indemnity Company (Century). We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached five insurance policies by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit. Our third motion for partial summary judgment was granted, confirming our position on the full multi-year policy limits. We expect the matter to be ready for trial in late 2010. We believe that Century’s refusal to indemnify us under the policies for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We are currently involved in coverage litigation with The North River Insurance Company (North River). On March 23, 2009, we sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. The mediation was unsuccessful and the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We are currently involved in coverage litigation with Columbia Casualty Company (CNA). On March 30, 2009, we sued CNA in the United States District Court for the Western District of Pennsylvania, alleging that CNA breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. If mediation is unsuccessful, the case will proceed to trial. We believe that CNA’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $91.7 million at December 31, 2009, of which $29.0 million is reported in other current assets and $62.7 million in other non-current assets. Receivables from insurance carriers totaled $60.6 million at December 31, 2008. Based upon our evaluation of applicable insurance coverage and our ongoing insurance recovery efforts, we believe that the recorded balances are fully recoverable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We evaluate these estimates and judgments on an on-going basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our financial statements.

We believe that the following are the more critical judgments and estimates used in the preparation of our financial statements.

Accounting for contingencies. We accrue for contingencies when we believe that it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies relate to uncertainties that require our judgment both in assessing whether or not a liability or loss has been incurred and in estimating the amount of the probable loss. Significant contingencies affecting our financial statements include pending or threatened litigation, including product liability claims, and product warranties.

Product liability. We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. We accrue for our estimates of the probable costs to be incurred in the resolution of product liability claims. These estimates are based on actuarial valuations, past experience, and our judgments regarding the probable outcome of pending and threatened claims. Due to uncertainty as to the ultimate outcome of pending and threatened claims, as well as the incidence of future claims, it is possible that future results could be materially affected by changes in our assumptions and estimates related to product liability matters, including our estimates of amounts receivable from insurance carriers. Our product liability expense averaged less than 1% of net sales during the three years ended December 31, 2009.

Product warranties. We accrue for the estimated probable cost of product warranties at the time that sales are recognized. Our estimates are principally based on historical experience. We also accrue for our estimates of the probable costs of corrective action when significant product quality issues are identified. These estimates are principally based on our assumptions regarding the cost of corrective action and the probable number of units to be repaired or replaced. Our product warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Due to the uncertainty and potential volatility of these factors, it is possible that future results could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these matters. Our product warranty expense averaged approximately 1% of net sales during the three years ended December 31, 2009.

Income taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. We reduce deferred tax assets by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized.

We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income. We had valuation allowances of $3.2 million and $3.0 million at December 31, 2009 and 2008, respectively.

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

Pensions and other postretirement benefits. We sponsor certain pension and other postretirement benefit plans. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates, and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year. The discount rate assumptions used in determining projected benefit obligations are based on published long-term bond indices.

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

In March 2008, the FASB issued a statement that requires companies to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. We adopted the new statement on January 1, 2009. See note 15 for disclosures related to derivative instruments and hedging activities.

In April 2008, the FASB issued a staff position that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this staff position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This staff position applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. The adoption of this staff position did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued a staff position that requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted this staff position for our second quarter 2009 interim reporting period. See note 18 for disclosures related to the fair value of financial instruments.

In May 2009, the FASB issued a statement that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of the new statement on June 30, 2009 had no impact on the financial statements as management already followed a similar approach prior to the adoption of this standard. See note 21 for disclosures related to subsequent events and the subsequent events evaluation period.

In June 2009, the FASB issued a statement that establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, became effective for our third quarter 2009 financial statements. The Codification did not change or alter existing U.S. GAAP.

In December 2008, the FASB issued a staff position that provides guidance on an employer’s disclosures about defined benefit pension or other postretirement plan assets, including investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. This staff position is effective on December 31, 2009. The adoption of this staff position did not have a material effect on our consolidated financial statements. See note 11 for disclosures related to pension plan assets.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2009 by approximately $47.5 million and $0.7 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2009, we had open foreign currency forward contracts with a U.S. dollar notional value of $21.5 million. A hypothetical 10% increase in December 31, 2009 forward exchange rates would result in a $1.0 million increase in the fair value of these contracts.

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

We have $84.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.4 million, excluding the impact of outstanding hedge instruments. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ WILLIAM M. LAMBERT
William M. Lambert
Chief Executive Officer

/s/ DENNIS L. ZEITLER
Dennis L. Zeitler
Senior Vice President and Treasurer Chief Financial Officer

February 26, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mine Safety Appliances Company:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, cash flows and changes in retained earnings and other comprehensive income present fairly, in all material respects, the financial position of Mine Safety Appliances Company and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania

February 26, 2010

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Year Ended December 31	2009	2008	2007
Net sales	$909,991	$1,134,282	$990,252
Other income	5,860	5,165	17,649

	915,851	1,139,447	1,007,901

Costs and expenses
Cost of products sold	573,266	701,679	616,203
Selling, general and administrative	230,894	270,584	241,138
Research and development	28,781	35,020	30,196
Restructuring and other charges	11,378	3,936	4,142
Interest	7,080	8,923	9,913
Currency exchange (gains) losses	(888)	6,943	(132)

	850,511	1,027,085	901,460

Income before income taxes	65,340	112,362	106,441
Provision for income taxes	22,003	42,036	38,600

Net income	43,337	70,326	67,841
Net (income) loss attributable to noncontrolling interests	(42)	96	(253)

Net income attributable to Mine Safety Appliances Company	43,295	70,422	67,588

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$1.21	$1.98	$1.89

Diluted	$1.21	$1.96	$1.86

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

December 31		2009	2008
Assets
Current Assets	Cash and cash equivalents	$61,983	$50,894
	Trade receivables, less allowance for doubtful accounts of $6,866 and $6,050	173,355	198,622
	Inventories	123,944	159,428
	Deferred tax assets	25,109	23,023
	Income taxes receivable	4,054	21,362
	Prepaid expenses and other current assets	45,580	24,446

	Total current assets	434,025	477,775

Property	Land	2,766	2,993
	Buildings	104,194	100,848
	Machinery and equipment	334,145	310,889
	Construction in progress	9,640	10,281

	Total	450,745	425,011
	Less accumulated depreciation	(306,170)	(283,602)

	Net property	144,575	141,409
Other Assets	Prepaid pension cost	105,812	78,037
	Deferred tax assets	10,870	7,651
	Goodwill	84,727	83,211
	Other noncurrent assets	95,219	87,727

	Total assets	875,228	875,810

Liabilities
Current Liabilities	Notes payable and current portion of long-term debt	$16,326	$60,849
	Accounts payable	43,487	50,126
	Employees’ compensation	25,811	30,368
	Insurance and product liability	24,164	20,487
	Taxes on income	10,090	6,083
	Other current liabilities	48,572	51,774

	Total current liabilities	168,450	219,687

Long-Term Debt		82,114	94,082

Other Liabilities	Pensions and other employee benefits	125,387	120,494
	Deferred tax liabilities	44,800	36,491
	Other noncurrent liabilities	15,077	9,931

	Total liabilities	435,828	480,685

Shareholders’ Equity
	Mine Safety Appliances Company shareholders’ equity:
	Preferred stock, 4 1/2% cumulative, $50 par value (callable at $52.50)	3,569	3,569
	Common stock, no par value (shares outstanding:
	2009—35,972,518 and 2008—35,786,290)	74,269	69,607
	Stock compensation trust	(11,349)	(12,416)
	Treasury shares, at cost	(258,036)	(257,830)
	Accumulated other comprehensive loss	(45,856)	(74,412)
	Retained earnings	674,019	665,248

	Total Mine Safety Appliances Company shareholders’ equity	436,616	393,766
	Noncontrolling interests	2,784	1,359

	Total shareholders’ equity	439,400	395,125

	Total liabilities and shareholders’ equity	875,228	875,810

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Year Ended December 31	2009	2008	2007
Operating Activities
Net income	$43,337	$70,326	$67,841
Depreciation and amortization	27,362	27,647	24,363
Pensions	(2,655)	(9,848)	(4,535)
Net gain from investing activities—property disposals	(3,498)	(543)	(13,008)
Stock-based compensation	5,860	5,456	4,791
Deferred income tax (benefit) provision	(5,929)	9,645	5,661
Other noncurrent assets and liabilities	(11,185)	(25,424)	(21,623)
Currency exchange (gain) loss	(888)	6,943	(132)
Other, net	1,252	301	(125)

Operating cash flow before changes in working capital	53,656	84,503	63,233

Trade receivables	33,050	(6,907)	(22,965)
Inventories	47,105	(19,482)	(8,285)
Accounts payable and accrued liabilities	(10,576)	12,416	21,593
Income taxes receivable, prepaid expenses and other current assets	(2,389)	(10,745)	(12,231)

Decrease (increase) in working capital	67,190	(24,718)	(21,888)

Cash Flow From Operating Activities	120,846	59,785	41,345

Investing Activities
Property additions	(25,737)	(44,450)	(32,884)
Property disposals	5,084	2,161	18,412
Acquisitions, net of cash acquired, and other investing	(123)	(2,084)	(7,492)

Cash Flow From Investing Activities	(20,776)	(44,373)	(21,964)

Financing Activities
(Payments on) proceeds from short-term debt, net	(45,085)	6,369	44,233
Payments on long-term debt	(12,000)	(10,000)	(2,000)
Cash dividends paid	(34,524)	(33,654)	(30,139)
Company stock purchases	(206)	(983)	(25,547)
Exercise of stock options	255	755	2,134
Excess tax (provision) benefit related to stock plans	(386)	885	1,530

Cash Flow From Financing Activities	(91,946)	(36,628)	(9,789)

Effect of exchange rate changes on cash and cash equivalents	2,965	(2,871)	4,093

Increase (decrease) in cash and cash equivalents	11,089	(24,087)	13,685
Beginning cash and cash equivalents	50,894	74,981	61,296

Ending cash and cash equivalents	61,983	50,894	74,981

Supplemental cash flow information:
Interest payments	$7,304	$7,895	$10,130
Income tax payments	8,404	37,352	42,344

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND

OTHER COMPREHENSIVE INCOME

(In thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balances January 1, 2007	$595,853	$28,090
Net income	67,841	—	$67,841
Foreign currency translation adjustments	—	16,429	16,429
Pension and post-retirement plan adjustments, net of tax of $4,836	—	(8,320)	(8,320)

Comprehensive income	—	—	75,950
(Income) loss attributable to noncontrolling interests	(253)	34	(219)

Comprehensive income attributable to Mine Safety Appliances Company	—	—	75,731

Adoption of FASB Interpretation No. 48	(4,822)	—
Common dividends	(30,097)	—
Preferred dividends	(42)	—

Balances December 31, 2007	628,480	36,233
Net income	70,326	—	$70,326
Foreign currency translation adjustments	—	(23,674)	(23,674)
Pension and post-retirement plan adjustments, net of tax of $53,256	—	(87,409)	(87,409)

Comprehensive loss	—	—	(40,757)
Loss attributable to noncontrolling interests	96	438	534

Comprehensive loss attributable to Mine Safety Appliances Company	—	—	(40,223)

Common dividends	(33,612)	—
Preferred dividends	(42)	—

Balances December 31, 2008	665,248	(74,412)
Net income	43,337	—	$43,337
Foreign currency translation adjustments	—	19,042	19,042
Pension and post-retirement plan adjustments, net of tax of $6,533	—	10,895	10,895

Comprehensive income	—	—	73,274
Income attributable to noncontrolling interests	(42)	(1,381)	(1,423)

Comprehensive income attributable to Mine Safety Appliances Company	—	—	71,851

Common dividends	(34,482)	—
Preferred dividends	(42)	—

Balances December 31, 2009	674,019	(45,856)

Components of accumulated other comprehensive (loss) income are as follows:

	2009	2008	2007
Cumulative translation adjustments	$13,911	$(3,750)	$19,486
Pension and post-retirement plan adjustments	(59,767)	(70,662)	16,747

Accumulated other comprehensive (loss) income	(45,856)	(74,412)	36,233

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

Noncontrolling Interests—Noncontrolling interests reflect noncontrolling shareholders’ original investments in certain consolidated subsidiaries and their proportionate share of the income and accumulated other comprehensive income of those subsidiaries.

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

Goodwill and Other Intangible Assets—Goodwill is not amortized, but is subject to impairment write-down tests. We test the goodwill of each of our reporting units for impairment at least annually. The annual goodwill impairment tests are performed as of September 30 each year. For this purpose, we consider our reportable business segments to be our reporting units. Fair value is estimated using discounted cash flow methodologies and market comparable information. Intangible assets are amortized on a straight-line basis over their useful lives.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation—We account for stock-based compensation in accordance with the FASB statement on share-based payment, which requires that we recognize compensation expense for employee and non-employee director stock-based compensation based on the grant date fair value. Except for retirement-eligible participants, for whom there is no requisite service period, this expense is recognized ratably over the requisite service periods following the date of grant. For retirement-eligible participants, this expense is recognized at the grant date.

Derivative Instruments—We may use derivative instruments to minimize the effects of changes in currency exchange rates and to achieve a targeted mix of fixed and floating interest rates on outstanding debt. We do not enter into derivative transactions for speculative purposes and do not hold derivative instruments for trading purposes. Changes in the fair value of derivative instruments designated as fair value hedges are recorded in the balance sheet as adjustments to the underlying hedged asset or liability. Changes in the fair value of derivative instruments that do not qualify for hedge accounting treatment are recognized in the income statement in the current period.

Note 2—Restructuring and Other Charges

During the years ended December 31, 2009 and 2008, we recorded charges of $11.4 million and $3.9 million, respectively. These charges were primarily related to reorganization activities.

For the year ended December 31, 2009, North American segment charges of $9.6 million were related primarily to a focused voluntary retirement incentive program (VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the VRIP. These employees retired on January 31, 2009. VRIP non-cash special termination benefits expense of $6.7 million was recorded in January 2009. We expect that the staff reductions associated with the VRIP will result in annual pre-tax savings of approximately $5.0 million. The remaining $2.9 million of North American segment charges related to costs associated with layoffs and stay bonuses and other costs related to our ongoing initiative to transfer certain production activities. European and International segment charges of $0.8 million and $1.0 million, respectively, were primarily for severance costs related to staff reductions in Germany, Brazil, Australia and South Africa.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2008, North American segment charges of $3.2 million were primarily stay bonuses and other costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.7 million were for severance costs related to staff reductions in Japan and India.

Note 3—Inventories

	December 31
	2009	2008
	(In thousands)
Finished products	$54,958	$66,445
Work in process	13,640	29,224
Raw materials and supplies	55,346	63,759

Total LIFO inventories	123,944	159,428
Excess of FIFO costs over LIFO costs	44,860	45,747

Total FIFO inventories	168,804	205,175

Inventories stated on the LIFO basis represent 18% and 30% of the total inventories at December 31, 2009 and 2008, respectively.

Reductions in certain inventory quantities during the years ended December 31, 2009 and 2008 resulted in liquidations of LIFO inventories carried at lower costs prevailing in prior years. The effect of LIFO liquidations during 2009 reduced cost of sales by $2.5 million and increased net income by $1.6 million. The effect of LIFO liquidations during 2008 was not significant.

Note 4—Capital Stock

•	Common stock, no par value—180,000,000 shares authorized.

•	Second cumulative preferred voting stock, $10 par value—1,000,000 shares authorized; none issued.

•

4 1/2% cumulative preferred nonvoting stock, $50 par value—100,000 shares authorized; 71,373 shares issued and 52,878 shares ($1.8 million) held in treasury. There were treasury share purchases in 2008 of 37 shares for $2 (share purchase dollars in thousands). There were no treasury share purchases in 2009 or 2007.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock activity is summarized as follows:

	Shares			Dollars (In thousands)
	Issued	Stock Compensation Trust	Treasury	Common Stock	Stock Compensation Trust	Treasury Cost
Balances January 1, 2007	62,081,391	(2,749,012)	(23,316,963)	$55,990	$(14,350)	$(229,549)
Restricted stock awards	—	94,932	—	(495)	495	—
Restricted stock expense	—	—	—	2,691	—	—
Stock options exercised	—	123,874	—	1,487	647	—
Stock option expense	—	—	—	2,100	—	—
Tax benefit related to stock plans	—	—	—	1,530	—	—
Treasury shares purchased	—	—	(572,446)	—	—	(25,547)

Balances December 31, 2007	62,081,391	(2,530,206)	(23,889,409)	63,303	(13,208)	(255,096)
Restricted stock awards	—	70,817	—	(369)	369	—
Restricted stock expense	—	—	—	2,860	—	—
Restricted stock forfeitures	—	—	(2,672)	(69)	—	—
Stock options exercised	—	80,927	—	332	423	—
Stock option expense	—	—	—	2,665	—	—
Tax benefit related to stock plans	—	—	—	885	—	—
Treasury shares purchased	—	—	(24,558)	—	—	(981)

Balances December 31, 2008	62,081,391	(2,378,462)	(23,916,639)	69,607	(12,416)	(256,077)
Restricted stock awards	—	178,692	—	(934)	934	—
Restricted stock expense	—	—	—	3,128	—	—
Restricted stock forfeitures	—	—	(8,369)	(101)	—	—
Stock options exercised	—	25,566	—	122	133	—
Stock option expense	—	—	—	2,620	—	—
Stock option forfeitures	—	—	—	(155)	—	—
Performance stock expense	—	—	—	375	—	—
Performance stock forfeitures	—	—	—	(7)	—	—
Tax provision related to stock plans	—	—	—	(386)	—	—
Treasury shares purchased	—	—	(9,661)	—	—	(206)

Balances December 31, 2009	62,081,391	(2,174,204)	(23,934,669)	74,269	(11,349)	(256,283)

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. Each segment is engaged in the manufacture and sale of safety equipment, including respiratory protective equipment, head protection, eye and face protection, hearing protection, fall protection, ballistic body armor, thermal imaging cameras, and monitoring instruments. Reportable segment information is presented in the following table:

	North America	Europe	International	Reconciling Items	Consolidated Totals
	(In thousands)
2009
Sales to external customers	$434,575	$238,483	$236,933	$—	$909,991
Intercompany sales	61,351	86,629	13,895	(161,875)	—
Net income attributable to Mine Safety Appliances Company	34,994	121	7,308	872	43,295
Total assets	523,708	273,884	192,522	(114,886)	875,228
Interest income	123	235	763	368	1,489
Interest expense	6,770	150	160	—	7,080
Noncash items:
Depreciation and amortization	17,369	5,982	4,011	—	27,362
Pension income (expense)	8,329	(5,508)	(166)	—	2,655
Income tax provision	19,583	1,223	1,529	(332)	22,003
Property additions	14,742	5,422	5,573	—	25,737
Net property	83,256	27,630	33,689	—	144,575
2008
Sales to external customers	596,277	280,588	257,417	—	1,134,282
Intercompany sales	59,497	109,983	12,837	(182,317)	—
Net income attributable to Mine Safety Appliances Company	52,381	9,762	11,795	(3,516)	70,422
Total assets	544,130	269,123	162,044	(99,487)	875,810
Interest income	679	628	961	182	2,450
Interest expense	8,486	226	194	17	8,923
Noncash items:
Depreciation and amortization	17,323	6,865	3,459	—	27,647
Pension income (expense)	16,716	(5,988)	(880)	—	9,848
Income tax provision	29,878	4,455	7,086	617	42,036
Property additions	17,862	7,880	18,708	—	44,450
Net property	85,172	27,685	28,552	—	141,409
2007
Sales to external customers	515,142	238,294	236,816	—	990,252
Intercompany sales	44,471	87,496	7,361	(139,328)	—
Net income attributable to Mine Safety Appliances Company	49,955	7,597	11,825	(1,789)	67,588
Total assets	669,113	282,538	141,273	(76,618)	1,016,306
Interest income	1,961	651	1,061	573	4,246
Interest expense	9,154	202	87	470	9,913
Noncash items:
Depreciation and amortization	15,294	5,995	3,074	—	24,363
Pension income (expense)	10,675	(5,199)	(941)	—	4,535
Equity in earnings of affiliates	—	—	(39)	—	(39)
Income tax provision	24,367	6,127	8,170	(64)	38,600
Property additions	19,257	6,365	7,262	—	32,884
Net property	84,287	27,937	18,221	—	130,445

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

In 2009, we changed our method of allocating research and development expenses to each segment. Comparative 2008 and 2007 net income amounts have been revised to conform to the current year presentation. The effect of the revisions to net income for 2008 increased North American and European segment net income by $0.5 million and $2.5 million, respectively, and decreased International segment net income by $3.0 million. The effect of the revisions to net income for 2007 increased North America and European segment net income by $1.8 million and $0.8 million, respectively, and decreased International segment net income by $2.6 million.

Geographic information on sales to external customers, based on country of origin:

	2009	2008	2007
	(In thousands)
United States	$422,349	$573,943	$507,520
Germany	79,553	95,828	96,535
Other	408,089	464,511	386,197

Total	909,991	1,134,282	990,252

In 2009, the North American segment reported sales to U.S. military customers of $48.7 million, or 5% of consolidated sales.

Note 6—Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of stock options and the vesting of restricted stock and performance stock, provided in each case that the effect is dilutive.

	2009	2008	2007
	(In thousands, except per share amounts)
Net income attributable to Mine Safety Appliances Company	$43,295	$70,422	$67,588
Preferred stock dividends	(42)	(42)	(42)

Income available to common shareholders	43,253	70,380	67,546

Basic earnings per common share	$1.21	$1.98	$1.89

Diluted earnings per common share	$1.21	$1.96	$1.86

Basic shares outstanding	35,668	35,593	35,651
Stock options and other stock compensation	211	356	589

Diluted shares outstanding	35,879	35,949	36,240

Antidilutive stock options	749	765	2

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes

	2009	2008	2007
	(In thousands)
Components of income before income taxes
U.S. income	$33,393	$61,485	$61,527
Non-U.S. income	31,947	50,877	44,914

Income before income taxes	65,340	112,362	106,441

Provision for income taxes
Current
Federal	12,935	11,518	19,357
State	1,398	4,655	1,607
Non-U.S.	11,046	16,218	11,975

Total current provision	25,379	32,391	32,939

Deferred
Federal	313	7,287	(482)
State	(1,438)	1,350	850
Non-U.S.	(2,251)	1,008	5,293

Total deferred provision.	(3,376)	9,645	5,661

Provision for income taxes	22,003	42,036	38,600

Reconciliation of the U.S. federal income tax rates to our effective tax rate

	2009	2008	2007
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—U.S.	1.4	2.4	1.7
Taxes on non-U.S. income	(0.4)	0.9	(0.6)
Research and development credits	(1.2)	(1.4)	(0.7)
Adjustment of prior years income taxes	0.2	1.2	(0.3)
Manufacturing deduction	(0.8)	(0.7)	(0.8)
Valuation allowances	0.4	0.5	1.2
Statutory rate changes	(0.9)	—	1.5
Other	—	(0.5)	(0.7)

Effective income tax rate	33.7%	37.4%	36.3%

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31
	2009	2008
	(In thousands)
Components of deferred tax assets and liabilities
Deferred tax assets
Postretirement benefits	$17,060	$16,296
Inventory reserves	7,980	8,382
Vacation allowances	1,416	1,944
Net operating losses and tax credit carryforwards	5,715	2,962
Post employment benefits	1,281	962
Foreign tax credit carryforwards (expiring between 2010 and 2019)	3,787	2,297
Stock options	5,185	4,130
Liability insurance	5,610	4,493
Basis of capital assets	1,757	3,043
Intangibles	2,061	1,535
Warranties	3,249	2,933
Reserve for doubtful accounts	1,347	1,100
Deferred revenue	1,133	—
Other	4,316	1,342

Total deferred tax assets	61,897	51,419
Valuation allowances	(3,174)	(2,973)

Net deferred tax assets	58,723	48,446

Deferred tax liabilities
Property, plant and equipment	(24,213)	(21,094)
Pension	(41,233)	(32,785)
Other	(2,649)	(1,149)

Total deferred tax liabilities	(68,095)	(55,028)

Net deferred taxes	(9,372)	(6,582)

At December 31, 2009, we had net operating loss carryforwards of approximately $21.0 million, all in non-U.S. tax jurisdictions. Net operating loss carryforwards of approximately $6.0 million will expire in 2013 and substantially all of the remainder may be carried forward indefinitely.

No deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which amounted to $195.9 million as of December 31, 2009. These earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these undistributed earnings.

On January 1, 2007, we adopted the FASB interpretation on accounting for uncertainty in income taxes. The application of income tax law is inherently complex. Tax statutes and regulations are often ambiguous and subject to various interpretations. As a result, we are required to evaluate all relevant facts and make subjective judgments regarding our tax positions.

Upon the adoption of the FASB interpretation on accounting for uncertainty in income taxes, we recognized a gross increase in the tax liability for unrecognized tax benefits of $5.7 million. Prior to the adoption of this interpretation, we had recognized $1.4 million in unrecognized tax benefits. The gross increase in the tax liability

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon the adoption of this interpretation created additional tax benefits of $1.8 million, resulting in a net increase in the liability for unrecognized tax benefits of $3.9 million, which was accounted for as a reduction in retained earnings at January 1, 2007. These adjustments, if recognized in the provision for income taxes, would have increased our effective income tax rate.

A reconciliation of the change in the tax liability for unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(In thousands)
Beginning balance	$5,000	$5,728	$7,083
Additions for tax positions related to the current year	4,526	317	470
Additions (subtractions) for tax positions related to prior years	28	(211)	582
Statute expiration	(428)	(645)	—
Settlements	—	(189)	(2,407)

Ending balance	9,126	5,000	5,728

The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have recognized tax benefits associated with these liabilities in the amount of $7.4 million and $3.5 million at December 31, 2009 and December 31, 2008 respectively.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of the adoption of the FASB interpretation on accounting for uncertainty in income taxes, we recognized a $0.9 million increase in the liability for accrued interest and penalties related to uncertain tax positions, which were also accounted for as a reduction of retained earnings at January 1, 2007. In 2009, we accrued additional interest and penalties related to uncertain tax positions of $0.3 million. As a result of settlements, we reversed $0.2 million of accrued interest and penalties related to uncertain tax positions during 2008. Our liability for accrued interest and penalties related to uncertain tax positions was $0.5 million at December 31, 2009.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal returns have been completed through 2005. Various state and foreign income tax returns may be subject to tax audits after 2004.

Note 8—Stock Plans

In May 2008, the shareholders approved the 2008 Management Equity Incentive Plan and the 2008 Non-Employee Directors’ Equity Incentive Plan. These plans replaced the 1998 Management Share Incentive Plan and the 1990 Non-Employee Directors’ Stock Option Plan. The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2018. Management stock-based compensation includes stock options, restricted stock and, beginning in 2009, performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market value option prices and expire after ten years, with limited instances of option prices in excess of market value and expiration after five years. Stock options are exercisable beginning three years after the grant date. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Certain restricted stock for management retention vests in three equal tranches four, five, and six years after the grant

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date. Unvested restricted stock for management retention is forfeited if the grantee’s employment with the company terminates for any reason other than death or disability. Restricted stock is valued at the market value of the stock on the grant date. Performance stock units are valued at the market value of the stock on the grant date. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving a targeted return on net assets (RONA) over a three year performance period relative to a pre-determined peer group of companies. We issue Stock Compensation Trust shares or new shares for stock option exercises and restricted stock grants. As of December 31, 2009, there were 1,157,542 shares and 315,161 shares, respectively, reserved for future grants under the management and non-employee directors’ equity incentive plans.

Stock-based compensation expense was as follows:

	2009	2008	2007
	(In thousands)
Restricted stock	$3,027	$2,791	$2,691
Stock options	2,465	2,665	2,100
Performance stock	368	—	—

Total compensation expense before income taxes	5,860	5,456	4,791
Income tax benefit	2,084	1,896	1,711

Total compensation expense, net of income tax benefit	3,776	3,560	3,080

We did not capitalize any stock-based compensation expense in 2009, 2008, or 2007.

Stock option expense is based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2009, 2008, and 2007.

	2009	2008	2007
Fair value per option	$5.80	$16.10	$15.46
Risk-free interest rate	2.2%	3.3%	4.6%
Expected dividend yield	3.0%	1.9%	1.9%
Expected volatility	42%	40%	40%
Expected life (years)	6.1	6.1	6.0

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding January 1, 2007	1,531,359	$20.95
Granted	199,292	40.32
Exercised	(123,874)	17.22
Forfeited	(44,372)	42.00

Outstanding December 31, 2007	1,562,405	23.12	1,210,746
Granted	224,961	44.93
Exercised	(80,927)	9.32

Outstanding December 31, 2008	1,706,439	26.65	1,229,907
Granted	438,110	18.17
Exercised	(25,566)	10.00
Forfeited	(33,908)	30.16

Outstanding December 31, 2009	2,085,075	25.01	1,323,549

For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2009 were as follows:

	Stock Options Outstanding
		Weighted-Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life
$ 7.07 – $13.57	713,682	$10.40	2.4 Years
$17.83 – $28.06	631,814	20.53	7.4
$40.08 – $50.25	739,579	42.95	6.1

$ 7.07 – $50.25	2,085,075	25.01	5.2

	Stock Options Exercisable
		Weighted-Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life
$ 7.07 – $13.57	713,682	$10.40	2.4 Years
$25.07 – $28.06	210,997	25.20	4.0
$40.08 – $50.25	398,870	42.75	4.7

$ 7.07 – $50.25	1,323,549	22.51	3.3

The aggregate intrinsic value of stock options exercisable at December 31, 2009 was $5.3 million. The aggregate intrinsic value of all stock options outstanding at December 31, 2009 was $3.2 million.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of restricted stock activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	138,470	$37.26
Granted	95,976	41.60
Vested	(51,113)	28.44

Unvested at December 31, 2007	183,333	42.00
Granted	71,900	44.68
Vested	(62,716)	43.35
Forfeited	(3,455)	42.26

Unvested at December 31, 2008	189,062	42.56
Granted	197,464	18.25
Vested	(39,319)	40.57
Forfeited	(9,001)	27.64

Unvested at December 31, 2009	338,206	28.99

A summary of performance stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Granted	64,780	$17.83
Forfeited	(2,806)	17.83

Unvested at December 31, 2009	61,974	17.83

During the years ended December 31, 2009, 2008, and 2007, the total intrinsic value of stock options exercised (the difference between the market price on the date of exercise and the option price paid to exercise the option) was $0.4 million, $2.5 million, and $3.8 million, respectively. The fair values of restricted stock vested during the years ended December 31, 2009, 2008, and 2007 were $0.7 million, $2.5 million, and $2.1 million, respectively.

On December 31, 2009, there was $6.9 million of unrecognized stock-based compensation expense. The weighted average period over which this expense is expected to be recognized was approximately two years.

Note 9—Long-Term Debt

	December 31
	2009	2008
	(In thousands)
Industrial development debt issues payable through 2022, 0.54%	$6,000	$6,750
Senior Notes payable through 2012, 8.39%	24,344	32,574
Senior Notes payable through 2021, 5.41%	60,000	60,000
Note payable through 2011, net of unamortized discount of $230 and $492	3,770	5,508

Total	94,114	104,832
Amounts due within one year	12,000	10,750

Long-term debt	82,114	94,082

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximate maturities of these obligations are $12.0 million in 2010, $9.8 million in 2011, $8.3 million in 2012, $6.7 million 2013, $6.7 million in 2014, and $50.6 million thereafter. Some debt agreements require us to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants as of December 31, 2009.

Note 10—Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the year ended December 31, 2009 were as follows:

	Goodwill	Intangibles
	(In thousands)
Net balances at January 1, 2009	$83,211	$15,501
Goodwill and intangibles acquired	—	150
Amortization expense	—	(2,364)
Currency translation and other	1,516	256

Net balances at December 31, 2009	84,727	13,543

At December 31, 2009, goodwill of approximately $63.5 million, $17.5 million, and $3.7 million related to the North American, European, and International operating segments, respectively.

Intangible assets include patents, license agreements, copyrights, and trademarks. These items are reported in other noncurrent assets. At December 31, 2009, intangible assets totaled $13.5 million, net of accumulated amortization of $14.4 million. Intangible asset amortization expense over the next five years is expected to be approximately $2.0 million in 2010, $1.9 million in 2011, $0.9 million in 2012, $0.8 million in 2013, and $0.8 million in 2014.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to defined benefit pension plans and other postretirement benefits plans is provided in the following table:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In thousands)
Change in Benefit Obligations
Benefit obligations at January 1	$299,472	$338,942	$33,473	$26,054
Service cost	7,221	9,306	718	693
Interest cost	18,477	18,888	1,836	1,855
Participant contributions	156	314	—	—
Plan amendments	(20)	122	(2,668)	—
Actuarial losses (gains)	18,281	(43,752)	(1,247)	7,093
Benefits paid	(20,229)	(16,707)	(2,348)	(2,222)
Transfers	(2,872)	—	—	—
Curtailments	44	(252)	—	—
Settlements	(82)	(131)	—	—
Termination benefits	6,411	—	250	—
Currency translation effects	3,898	(7,258)	—	—

Benefit obligations at December 31	330,757	299,472	30,014	33,473

Change in Plan Assets
Fair value of plan assets at January 1	293,641	455,596	—	—
Actual return on plan assets	67,086	(143,326)	—	—
Employer contributions	3,138	3,333	2,348	1,081
Participant contributions	156	314	234	182
Transfers	(2,872)	—	—	—
Benefits paid	(17,613)	(13,939)	(2,582)	(2,405)
Section 420 transfer to retiree medical plan	—	(1,142)	—	1,142
Reimbursement of German benefits	(2,616)	(2,768)	—	—
Settlements	(82)	(131)	—	—
Currency translation effects	2,036	(4,296)	—	—

Fair value of plan assets at December 31	342,874	293,641	—	—

Funded Status
Funded status at December 31	12,117	(5,831)	(30,014)	(33,473)
Unrecognized transition losses	44	64	—	—
Unrecognized prior service cost	1,053	1,225	(4,082)	(1,811)
Unrecognized net actuarial losses	84,263	96,984	14,032	16,276

Net amount recognized	97,477	92,442	(20,064)	(19,008)

Amounts Recognized in the Balance Sheet
Noncurrent assets	105,812	78,037	—	—
Current liabilities	(4,773)	(4,485)	(2,522)	(2,638)
Noncurrent liabilities	(88,922)	(79,383)	(27,492)	(30,835)

Net amount recognized	12,117	(5,831)	(30,014)	(33,473)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial losses	84,263	96,984	14,032	16,276
Prior service cost (credit)	1,053	1,225	(4,082)	(1,811)
Unrecognized net initial obligation	44	64	—	—

Total (before tax effects)	85,360	98,273	9,950	14,465

Accumulated Benefit Obligations for all Defined Benefit Plans	298,259	269,108	—	—

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
	(In thousands)
Components of Net Periodic Benefit (Credit) Cost
Service cost	$7,229	$9,306	$10,236	$719	$693	$635
Interest cost	18,477	18,888	17,733	1,836	1,855	1,484
Expected return on plan assets	(35,273)	(36,819)	(33,980)	—	—	—
Amortization of transition amounts	6	20	44	—	—	—
Amortization of prior service cost	153	176	190	1,001	1,215	(358)
Recognized net actuarial losses (gains)	245	(1,453)	1,125	(401)	(358)	778
Curtailment loss	97	34	117	—	—	—
Termination benefits	6,411	—	—	250	—	—

Net periodic benefit (credit) cost	(2,655)	(9,848)	(4,535)	3,405	3,405	2,539

Amounts included in accumulated other comprehensive income expected to be recognized in 2010 net periodic benefit costs.

	Pension Benefits	Other Benefits
Loss recognition	$899	$844
Prior service cost (credit) recognition	142	(555)
Transition obligation recognition	4	—

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Assumptions used to determine benefit obligations
Discount rate	5.8%	6.2%	6.0%	6.3%
Rate of compensation increase	3.8%	3.7%	—	—
Assumptions used to determine net periodic benefit cost
Discount rate	6.2%	6.0%	6.3%	6.3%
Expected return on plan assets	8.3%	8.4%	—	—
Rate of compensation increases	3.7%	4.4%	—	—

Discount rates were determined using various corporate bond indexes as indicators of interest rate levels and movements and by matching our projected benefit obligation payment stream to current yields on high quality bonds.

The expected return on assets for the 2009 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on historical returns) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Pension Plan Assets at December 31
	2009	2008
Asset Category
Equity securities	69%	62%
Fixed income securities	21	27
Pooled investment funds	5	5
Insurance contracts	3	3
Cash and cash equivalents	2	3

Total	100%	100%

The overall objective of our pension investment strategy is to earn a rate of return over time to satisfy the benefit obligations of the pension plans and to maintain sufficient liquidity to pay benefits and meet other cash

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements of our pension funds. Investment policies for our primary U.S. pension plan are determined by the plan’s Investment Committee and set forth in the plan’s investment policy. Asset managers are granted discretion for determining sector mix, selecting securities and timing transactions, subject to the guidelines of the investment policy. An aggressive, flexible management of the portfolio is permitted and encouraged, with shifts of emphasis among equities, fixed income securities, and cash equivalents at the discretion of each manager. No target asset allocations are set forth in the investment policy. For our non-U.S. pension plans, our investment objective is generally met through the use of pooled investment funds and insurance contracts.

The following table summarizes our pension plan assets measured at fair value on a recurring basis by fair value hierarchy level:

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(In thousands)
Equity securities	$238,253	$—	$—	$238,253
Fixed income securities	4,486	68,188	—	72,674
Pooled investment funds	—	15,991	—	15,991
Insurance contracts	—	—	9,878	9,878
Cash and cash equivalents	6,078	—	—	6,078

Total	248,817	84,179	9,878	342,874

Equity securities consist primarily of publicly traded U.S. and non-U.S. common stocks. Equities are valued at closing prices reported on the listing stock exchange.

Fixed income consists primarily of U.S. government and agency bonds and U.S. corporate bonds. Fixed income securities are valued at closing prices reported in active markets or based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, and may include adjustments, for certain risks that may not be observable, such as credit and liquidity risks.

Pooled investment funds consist of mutual and collective investment funds that invest primarily in publicly traded non-U.S. equity and fixed income securities. Pooled investment funds are valued at net asset values calculated by the fund manager based on fair value of the underlying securities. The underlying securities are generally valued at closing prices reported in active markets, quoted prices of similar securities, or discounted cash flows approach that maximizes observable inputs such as current value measurement at the reporting date.

Insurance contracts are valued in accordance with the terms of the applicable collective pension contract.

Cash equivalents consist primarily of money market and similar temporary investment funds. Cash equivalents are valued at closing prices reported in active markets.

The preceding methods may produce fair value measurements that are not indicative of net realizable value or reflective of future fair values. Although we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009.

Insurance Contracts
Balance January 1, 2009	$8,907
Net realized and unrealized gains included in earnings	376
Net purchases, issuances and settlements	595

Balance December 31, 2009	9,878

We expect to make net contributions of $3.9 million to our pension plans in 2010.

For measurement purposes, a 9.5% increase in the costs of covered health care benefits was assumed for the year 2009, decreasing by 1.0% for each successive year to 4.5% in 2014 and thereafter. A one-percentage-point change in assumed health care cost trend rates would have increased or decreased the other postretirement benefit obligations and current year plan expense by approximately $1.7 million and $1,5million, respectively.

Expense for defined contribution pension plans was $3.1 million in 2009, $4.1 million in 2008, $3.7 and million in 2007.

Estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $17.5 million in 2010, $17.6 million in 2011, $18.5 million in 2012, $19.1 million in 2013, $19.0 million in 2014 and are expected to aggregate $104.5 million for the five years thereafter. Estimated other postretirement benefits to be paid during the next five years are $2.6 million in 2010, $2.7 million in 2011, $2.6 million in 2012, $2.7 million in 2013, $2.7 million in 2014 and are expected to aggregate $13.8 million for the five years thereafter.

Note 12—Other Income

	2009	2008	2007
	(In thousands)
Interest income	$1,489	$2,450	$4,246
Gain on asset dispositions, net	4,919	2,157	13,973
Other, net	(548)	558	(570)

Total	5,860	5,165	17,649

Gain on asset dispositions in 2009 and 2007 includes gains on the sale of property in our Cranberry Woods office park of $3.4 million and $10.6 million, respectively.

Note 13—Leases

We lease office space, manufacturing and warehouse facilities, automobiles, and other equipment under operating lease arrangements. Rent expense was $12.6 million in 2009, $12.9 million in 2008, and $12.6 million in 2007. Minimum rent commitments under noncancelable leases are $9.8 million in 2010, $6.5 million in 2011, $3.1 million in 2012, $1.5 million in 2013, $1.1 million in 2014, and $1.1 million thereafter.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Short-Term Debt

Short-term bank lines of credit amounted to $124.4 million, of which $120.1 million was unused at December 31, 2009. Generally, these short-term lines of credit are renewable annually. There are no significant commitment fees or compensating balance requirements. Short-term borrowings with banks, which exclude the current portion of long-term debt, were $4.3 million and $50.1 million at December 31, 2009 and 2008, respectively. The average month-end balance of total short-term borrowings during 2009 was $34.1 million. The maximum month-end balance of $49.9 million occurred at April 30, 2009. The weighted average interest rates on short-term borrowings at December 31, 2009 and 2008 were 3% and 4%, respectively.

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

On January 15, 2009, we terminated the interest rate swap agreement and received a termination payment of $0.6 million, which represented the fair value of the swap on that date. That value was recorded as an increase in the carrying value of long-term debt and is being recognized as a reduction of interest expense over the original term of the interest rate swap agreement.

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange losses (gains). At December 31, 2009, the notional amount of open forward contracts was $21.5 million and the unrealized loss on these contracts was $0.3 million. All open forward contracts will mature during the first quarter of 2010.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments.

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31, 2009	Fair Value at December 31, 2008	Fair Value at December 31, 2009	Fair Value at December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent assets	$—	$574	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	—	—	289	526

Totals		—	574	289	526

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the income statement location and impact of derivative financial instruments.

	Income Statement Location	Amount of Loss (Gain) Recognized in Income
		Year ended December 31
		2009	2008
Derivatives designated as hedging instruments:
Interest rate swap	Interest expense	$—	$(37)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Currency exchange losses (gains)	3,504	(1,969)

Totals		3,504	(2,006)

Note 16—Acquisitions

In December 2007, we acquired TecBOS GmbH of Halstenbek, Germany, a leading developer of software solutions for the fire service and other emergency planning organizations. A purchase price of $0.7 million was paid in cash to the previous owners. We allocated $0.5 million of the purchase price to intangible assets.

In March 2007, we acquired Acceleron Technologies, LLC, a San Francisco-based developer of advanced technology suitable for personal locator devices. We believe that the acquisition of this technology significantly expedites the development of reliable systems for first responder and soldier location applications. The initial purchase price of $5.7 million included amounts paid to the previous owners and other direct costs associated with the acquisition. In accordance with the terms of the acquisition agreement, additional cash consideration of $1.9 million was paid to the former owners of Acceleron based on the achievement of specific technology development milestones during 2008. We have no further obligations to the former owners of Acceleron. The total acquisition price of $7.6 million was allocated to intangible assets.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The valuation methodologies we used to measure financial assets and liabilities within the scope of the FASB statement were limited to the pension plan assets described in Note 11 and the derivative financial instruments described in Note 15. See Note 11 for the fair value hierarchy classification of pension plan assets. We estimate the fair value of the derivative financial instruments, consisting of an interest rate swap and foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy.

Note 18—Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At December 31, 2009, the reported carrying amount of our fixed rate long-term debt was $84.0 million and the fair value was $84.6 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of December 31, 2009.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With some limited exceptions, we maintain insurance against product liability claims. We also maintain a reserve for uninsured product liability based on expected settlement charges for pending claims and an estimate of unreported claims derived from experience, sales volumes, and other relevant information. We evaluate our exposures on an ongoing basis and make adjustments to the reserve as appropriate. Based on information currently available, we believe that the disposition of matters that are pending will not have a materially adverse effect on our results of operations or financial condition.

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

We are currently involved in coverage litigation with Century Indemnity Company (Century). We have sued Century in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that Century breached five insurance policies by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The Pennsylvania court has denied a motion by Century to stay or dismiss the Pennsylvania lawsuit. Our third motion for partial summary judgment was granted, confirming our position on the full multi-year policy limits. We expect the matter to be ready for trial in late 2010. We believe that Century’s refusal to indemnify us under the policies for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We are currently involved in coverage litigation with The North River Insurance Company (North River). On March 23, 2009, we sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. The mediation was unsuccessful and the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We are currently involved in coverage litigation with Columbia Casualty Company (CNA). On March 30, 2009, we sued CNA in the United States District Court for the Western District of Pennsylvania, alleging that CNA breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. If mediation is unsuccessful, the case will proceed to trial. We believe that CNA’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $91.7 million at December 31, 2009, of which $29.0 million is reported in other current assets and $62.7 million in other non-current assets. Receivables from insurance carriers totaled $60.6 million at December 31, 2008. Based upon our evaluation of applicable insurance coverage and our ongoing insurance recovery efforts, we believe that the recorded balances are fully recoverable.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Recently Adopted and Recently Issued Accounting Standards

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

In March 2008, the FASB issued a statement that requires companies to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. We adopted the new statement on January 1, 2009. See note 15 for disclosures related to derivative instruments and hedging activities.

In April 2008, the FASB issued a staff position that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this staff position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This staff position applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. The adoption of this staff position did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued a staff position that requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted this staff position for our second quarter 2009 interim reporting period. See note 18 for disclosures related to the fair value of financial instruments.

In May 2009, the FASB issued a statement that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of the new statement on June 30, 2009 had no impact on the financial statements as management already followed a similar approach prior to the adoption of this standard. See note 21 for disclosures related to subsequent events and the subsequent events evaluation period.

In June 2009, the FASB issued a statement that establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, became effective for our third quarter 2009 financial statements. The Codification did not change or alter existing U.S. GAAP.

In December 2008, the FASB issued a staff position that provides guidance on an employer’s disclosures about defined benefit pension or other postretirement plan assets, including investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. This staff position is effective on December 31, 2009. The adoption of this staff position did not have a material effect on our consolidated financial statements. See note 11 for disclosures related to pension plan assets.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 21—Subsequent Events

In January 2010, we announced a Voluntary Retirement Incentive Program (VRIP) for 52 eligible employees of our German operations. The decision period for these employees to elect to retire under the terms of the VRIP ends on March 31, 2010, at which time their elections become irrevocable. We are currently unable to estimate the VRIP termination benefit expense because the decision period is still open. If all 52 eligible employees elected to retire under the terms of the VRIP, we estimate that the pre-tax termination benefit expense would be approximately $6.5 million. Actual termination benefit expense will be recognized in the first quarter of 2010 when employee elections become irrevocable. If all 52 eligible employees elected to retire, we estimate that the VRIP would result in annual pre-tax savings of approximately $3.2 million.

Management has evaluated subsequent events and has concluded that all events that would require recognition or disclosure are appropriately reflected in the financial statements.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22—Quarterly Financial Information (Unaudited)

	2009
	Quarters				Year
	1st	2nd	3rd	4th
	(In thousands, except earnings per share)
Net sales	$218,175	$227,232	$228,486	$236,098	$909,991
Gross profit	82,977	85,315	83,132	85,301	336,725
Net income attributable to Mine Safety Appliances Company	7,221	12,458	10,954	12,662	43,295
Earnings per share attributable to Mine Safety Appliances Company shareholders:
Basic	.20	.35	.31	.35	1.21
Diluted	.20	.35	.30	.35	1.21

	2008
	Quarters				Year
	1st	2nd	3rd	4th
	(In thousands, except earnings per share)
Net sales	$266,344	$293,162	$285,941	$288,835	$1,134,282
Gross profit	106,352	111,589	108,738	105,924	432,603
Net income attributable to Mine Safety Appliances Company	16,027	19,954	17,943	16,498	70,422
Earnings per share attributable to Mine Safety Appliances Company shareholders:
Basic	.45	.56	.50	.46	1.98
Diluted	.44	.55	.50	.46	1.96

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

Incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Executive Compensation,” (3) “Other Information Concerning the Board of Directors,” (4) “Stock Ownership,” and (5) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 11, 2010. The information appearing in such Proxy Statement under the caption “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. As to Item 10 above, also see the information reported in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant,” which is incorporated herein by reference. As to Item 10 above, the Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s website at www.MSANet.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.

As to Item 12 above, the following table sets forth information as of December 31, 2009 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,085,075	$25.01	1,472,703	*
Equity compensation plans not approved by security holders	None	—	None
Total	2,085,075	$25.01	1,472,703

*	Includes 1,157,542 shares available for issuance under the 2008 Management Equity Incentive Plan and 315,161 shares available for issuance under the 2008 Non-Employee Directors’ Equity Incentive Plan.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K.

(a) 2. The following additional financial information for the three years ended December 31, 2009 is filed with the report and should be read in conjunction with the above financial statements:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements and consolidated notes to the financial statements listed above.

(a) 3. Exhibits

(3	)(i)	Restated Articles of Incorporation as amended and restated May 23, 1986 and as further amended through May 2007, filed as Exhibit 3.1 to Form 8-K on May 15, 2007, is incorporated herein by reference.

(3	)(ii)	By-laws of the registrant, as amended to February 28, 2008, filed as Exhibit 3.1 to Form 8-K on March 5, 2008, is incorporated herein by reference.

(10	)(a)*	2008 Management Equity Incentive Plan, filed as Exhibit 10.1 to Form 8-K on May 15, 2008, is incorporated herein by reference.

(10	)(b)*	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(a) to Form 10-Q on May 10, 2006, is incorporated herein by reference.

(10	)(c)*	Supplemental Pension Plan as amended and restated effective January 1, 2005, filed as Exhibit 10.3 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

(10	)(d)*	2008 Non-Employee Directors’ Equity Incentive Plan, filed as Exhibit 10.2 to Form 10-Q on July 28, 2008, is incorporated herein by reference.

(10	)(e)*	Executive Insurance Program as Amended and Restated as of January 1, 2006, filed as Exhibit 10(a) to Form 10-Q on August 7, 2007, is incorporated herein by reference.

(10	)(f)*	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

(10	)(g)*	Supplemental Executive Retirement Plan, effective January 1, 2008, filed as Exhibit 10.2 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

(10	)(h)*	Form of Change-in-Control Severance Agreement between the registrant and its executive officers, filed as Exhibit 10.1 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

(10	)(i)	Trust Agreement, effective June 1, 1996, as amended through May 13, 2008, between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust filed as Exhibit 10.3 to Form 10-Q on July 28, 2008, is incorporated herein by reference.

(10	)(j)*	2005 Supplemental Savings Plan, effective January 1, 2005, filed as Exhibit 10.4 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

(10	)(k)*	CEO Annual Incentive Award Plan filed as Appendix A to the registrant’s definitive proxy statement dated March 29, 2005, is incorporated herein by reference.

(21)		Affiliates of the registrant is filed herewith.

(23)		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm is filed herewith.

(31	)(1)	Certification of W. M. Lambert pursuant to Rule 13a-14(a) is filed herewith.

(31	)(2)	Certification of D. L. Zeitler pursuant to Rule 13a-14(a) is filed herewith.

(32)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.(S)1350 is filed herewith.

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

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

MINE SAFETY APPLIANCES COMPANY

February 26, 2010	By	/s/ WILLIAM M. LAMBERT
(Date)		William M. Lambert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. RYAN III John T. Ryan III	Director, Chairman of the Board	February 26, 2010

/s/ WILLIAM M. LAMBERT William M. Lambert	Director; President and Chief Executive Officer	February 26, 2010

/s/ DENNIS L. ZEITLER Dennis L. Zeitler	Senior Vice President—Finance; Principal Financial and Accounting Officer	February 26, 2010

/s/ ROBERT A. BRUGGEWORTH Robert A. Bruggeworth	Director	February 26, 2010

/s/ JAMES A. CEDERNA James A. Cederna	Director	February 26, 2010

/s/ THOMAS B. HOTOPP Thomas B. Hotopp	Director	February 26, 2010

/s/ DIANE M. PEARSE Diane M. Pearse	Director	February 26, 2010

/s/ L. EDWARD SHAW, JR. L. Edward Shaw, Jr.	Director	February 26, 2010

/s/ JOHN C. UNKOVIC John C. Unkovic	Director	February 26, 2010

/s/ THOMAS H. WITMER Thomas H. Witmer	Director	February 26, 2010

SCHEDULE II

MINE SAFETY APPLIANCES COMPANY AND AFFILIATES

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$6,050	$6,558	$5,574
Additions—
Charged to costs and expenses	2,602	1,727	1,673
Deductions—
Deductions from reserves (1)	1,786	2,235	689

Balance at end of year	6,866	6,050	6,558

Income tax valuation allowance:
Balance at beginning of year	2,973	1,846	—
Additions—
Charged to costs and expenses	201	1,127	1,846
Deductions—
Deductions from reserves	—	—	—

Balance at end of year	3,174	2,973	1,846

(1)	Bad debts written off, net of recoveries.