Form 10-Q
period 2010-03-31
MINE SAFETY APPLIANCES CO
filed 2010-04-29
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

On April 22, 2010 there were 36,104,547 shares of common stock outstanding, not including 2,031,896 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended March 31
	2010	2009
Net sales	$212,434	$218,175
Other income	1,305	859

	213,739	219,034

Costs and expenses
Cost of products sold	129,981	135,198
Selling, general and administrative	61,908	56,820
Research and development	7,736	7,013
Restructuring and other charges	6,809	8,095
Interest	1,540	1,847
Currency exchange gains	(2,158)	(926)

	205,816	208,047

Income before income taxes	7,923	10,987
Provision for income taxes	2,803	3,614

Net income	5,120	7,373
Net income attributable to noncontrolling interests	(214)	(152)

Net income attributable to Mine Safety Appliances Company	4,906	7,221

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.14	$0.20

Diluted	$0.14	$0.20

Dividends per common share	$0.24	$0.24

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	March 31 2010	December 31 2009
Assets
Current assets
Cash and cash equivalents	$61,896	$61,983
Trade receivables, less allowance for doubtful accounts of $7,221 and $6,866	170,240	173,355
Inventories	128,652	123,944
Deferred tax assets	20,196	25,109
Income taxes receivable	4,629	4,054
Prepaid expenses and other current assets	36,578	45,580

Total current assets	422,191	434,025

Property, less accumulated depreciation of $305,080 and $306,170	140,128	144,575
Prepaid pension cost	109,060	105,812
Deferred tax assets	11,713	10,870
Goodwill	84,105	84,727
Other noncurrent assets	109,251	95,219

Total assets	876,448	875,228

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$34,750	$16,326
Accounts payable	52,072	43,487
Employees’ compensation	23,559	25,811
Insurance and product liability	21,360	24,164
Taxes on income	2,311	10,090
Other current liabilities	43,327	48,572

Total current liabilities	177,379	168,450

Long-term debt	82,112	82,114
Pensions and other employee benefits	125,427	125,387
Deferred tax liabilities	44,750	44,800
Other noncurrent liabilities	14,674	15,077

Total liabilities	444,342	435,828

Shareholders’ Equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4½% cumulative — authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 36,097,275 and 35,972,518 shares)	75,950	74,269
Stock compensation trust — 2,039,168 and 2,174,204 shares	(10,644)	(11,349)
Treasury shares, at cost:
Preferred — 52,878 and 52,878 shares	(1,753)	(1,753)
Common — 23,944,948 and 23,934,669 shares	(256,556)	(256,283)
Accumulated other comprehensive loss	(51,860)	(45,856)
Retained earnings	670,282	674,019

Total Mine Safety Appliances Company shareholders’ equity	428,988	436,616
Noncontrolling interests	3,118	2,784

Total shareholders’ equity	432,106	439,400

Total liabilities and equity	876,448	875,228

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Three Months Ended March 31
	2010	2009
Operating Activities
Net income	$5,120	$7,373
Depreciation and amortization	6,960	6,754
Pensions	(204)	4,350
Net (gain) loss from investing activities	(710)	263
Stock-based compensation	2,502	2,142
Deferred income tax benefit	(1,519)	(251)
Other noncurrent assets and liabilities	(13,839)	(10,475)
Currency exchange gains	(2,158)	(926)
Other, net	(1,790)	(275)

Operating cash flow before changes in working capital	(5,638)	8,955

Trade receivables	1,215	20,045
Inventories	(6,928)	2,834
Accounts payable and accrued liabilities	(3,188)	(16,740)
Income taxes receivable, prepaid expenses and other current assets	8,144	7,402

(Increase) decrease in working capital	(757)	13,541

Cash flow from operating activities	(6,395)	22,496

Investing Activities
Property additions	(3,554)	(8,577)
Property disposals	70	204
Other investing	1,250	(46)

Cash flow from investing activities	(2,234)	(8,419)

Financing Activities
Proceeds from (payments on) short-term debt, net	18,427	(4,491)
Cash dividends paid	(8,643)	(8,597)
Company stock purchases	(273)	(107)
Exercise of stock options	69	—
Excess tax provision related to stock plans	(185)	(441)

Cash flow from financing activities	9,395	(13,636)

Effect of exchange rate changes on cash	(853)	(1,675)

Decrease in cash and cash equivalents	(87)	(1,234)
Beginning cash and cash equivalents	61,983	50,894

Ending cash and cash equivalents	61,896	49,660

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

(2) Restructuring and Other Charges

During the three months ended March 31, 2010, we recorded charges of $6.8 million ($4.7 million after tax). European segment charges of $5.3 million related primarily to a focused voluntary retirement incentive program in Germany (German VRIP). During the first quarter of 2010, 27 employees made irrevocable elections to retire under the terms of the German VRIP. All of these employees had retired by March 31, 2010. German VRIP termination benefit expense of $5.0 million was recorded in March 2010. North American segment charges of $1.0 million included stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. European and International segment charges of $0.3 million and $0.5 million, respectively, were primarily for severance costs associated with staff reductions in Germany and South Africa.

During the three months ended March 31, 2009, we recorded charges of $8.1 million ($5.1 million after tax). North American segment charges of $7.6 million related primarily to a focused voluntary retirement incentive program (North American VRIP). During January 2009, 61 employees made irrevocable elections to retire under the terms of the North American VRIP. These employees retired on January 31, 2009. North American VRIP non-cash special termination benefits expense of $6.6 million was recorded in January 2009. The remaining $1.0 million of North American segment charges related to costs associated with layoffs and stay bonuses and other costs related to the transfer of certain production activities. International segment charges of $0.5 million were primarily for severance costs related to staff reductions in Brazil.

(3) Comprehensive Loss

Components of comprehensive loss are as follows:

	Three Months Ended March 31
(In thousands)	2010	2009
Net income	$5,120	$7,373
Foreign currency translation adjustments	(6,004)	(7,943)

Comprehensive loss	(884)	(570)
Comprehensive income attributable to noncontrolling interests	(334)	(141)

Comprehensive loss attributable to Mine Safety Appliances Company	(1,218)	(711)

Components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31 2010	December 31 2009
Cumulative foreign currency translation adjustments	$7,907	$13,911
Pension and post-retirement plan adjustments	(59,767)	(59,767)

Accumulated other comprehensive loss	(51,860)	(45,856)

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of stock options and the vesting of restricted stock and performance stock, provided in each case that the effect is dilutive.

	Three Months Ended March 31
(In thousands, except per share amounts)	2010	2009
Net income attributable to Mine Safety Appliances Company	$4,906	$7,221
Preferred stock dividends	10	10

Income available to common shareholders	4,896	7,211

Basic earnings per common share	$0.14	$0.20

Diluted earnings per common share	$0.14	$0.20

Basic shares outstanding	35,697	35,633
Stock options and other stock compensation	527	191

Diluted shares outstanding	36,224	35,824

Antidilutive stock options	749	967

(5) Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended March 31, 2010
Sales to external customers	$99,114	$56,624	$56,696	$—	$212,434
Intercompany sales	17,905	22,776	3,348	(44,029)	—
Net income (loss) attributable to Mine Safety Appliances Company	3,435	(3,815)	3,925	1,361	4,906

Three Months Ended March 31, 2009
Sales to external customers	$110,721	$60,382	$47,072	$—	$218,175
Intercompany sales	13,596	24,996	1,427	(40,019)	—
Net income attributable to Mine Safety Appliances Company	3,724	2,221	463	813	7,221

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

In 2010, we changed the composition of our European and International segments to reflect new management responsibilities. Under the new segment structure, our operations in the Middle East, Egypt and India are reported in the European segment. Previously these operations were reported in the International segment. Comparative 2009 amounts have been revised to conform to the current year presentation. The effect of the revisions for the three months ended March 31, 2009 increased European segment sales and net income by $3.5 million and $0.2 million, respectively, and decreased International segment sales and net income by the corresponding amounts.

(6)	Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Three months ended March 31
Service cost	$1,937	$1,910	$191	$181
Interest cost	4,683	4,589	432	470
Expected return on plan assets	(8,644)	(8,631)	—	—
Amortization of transition amounts	1	1	—	—
Amortization of prior service cost	26	33	(139)	(88)
Recognized net actuarial losses	136	58	210	262
Settlement loss	285	—	—	—
Termination benefits	1,372	6,390	—	250

Net periodic benefit (credit) cost	(204)	4,350	694	1,075

We made contributions of $1.0 million to our pension plans during the three months ended March 31, 2010. We expect to make total contributions of approximately $3.9 million to our pension plans in 2010.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the three months ended March 31, 2010 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2010	$84,727	$13,543
Amortization expense	—	(583)
Currency translation and other	(622)	(7)

Net balances at March 31, 2010	84,105	12,953

At March 31, 2010, goodwill of approximately $63.5 million, $16.8 million, and $3.8 million related to the North American, European, and International operating segments, respectively.

(8) Inventories

(In thousands)	March 31 2010	December 31 2009
Finished products	$59,777	$54,958
Work in process	15,066	13,640
Raw materials and supplies	53,809	55,346

Total inventories	128,652	123,944

(9) Stock Plans

The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2018. Management stock-based compensation includes stock options, restricted stock and performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market value option prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Certain restricted stock for management retention vests in three equal tranches four, five, and six years after the grant date. Unvested restricted stock for management retention is forfeited if the grantee’s employment with the company terminates for any reason other than death or disability. Restricted stock and performance stock units are valued at the market value of the stock on the grant date. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving a targeted return on net assets (RONA) over a three year performance period relative to a pre-determined peer group of companies. We issue Stock Compensation Trust shares or new shares for stock option exercises, restricted stock grants, and performance stock unit grants.

Stock compensation expense was as follows:

	Three Months Ended March 31
(In thousands)	2010	2009
Stock compensation expense	$2,502	$2,142
Income tax benefit	873	745

Stock compensation expense, net of income tax benefit	1,629	1,397

A summary of stock option activity for the three months ended March 31, 2010 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	2,085,075	$25.01
Granted	294,258	24.63
Exercised	(3,630)	19.01
Expired	(2,189)	50.25

Outstanding at March 31, 2010	2,373,514	24.95

Exercisable at March 31, 2010	1,423,333	23.88

A summary of restricted stock activity for the three months ended March 31, 2010 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	338,206	$28.99
Granted	153,697	24.63
Vested	(36,428)	39.72

Unvested at March 31, 2010	455,475	26.66

A summary of performance stock unit activity for the three months ended March 31, 2010 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	61,974	$17.83
Granted	41,984	24.63
Performance adjustment	(15,493)	17.83

Unvested at March 31, 2010	88,465	21.06

(10) Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange gains or losses. At March 31, 2010, the notional amount of open forward contracts was $26.1 million and the unrealized loss on these contracts was $0.4 million. All open forward contracts will mature during the second quarter of 2010.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments:

		Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value at March 31, 2010	Fair Value at December 31, 2009	Fair Value at March 31, 2010	Fair Value at December 31, 2009
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	$—	$—	$384	$289

The following table presents the income statement location and impact of derivative financial instruments:

		Amount of Loss Recognized in Income
		Three Months Ended March 31
(In thousands)	Income Statement Location	2010	2009
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Currency exchange gains	$532	$279

(11) Income Taxes

At March 31, 2010, we had a gross liability for unrecognized tax benefits of $9.1 million. We have recognized tax benefits associated with these liabilities of $7.4 million at March 31, 2010. These balances are unchanged since December 31, 2009. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.6 million at March 31, 2010.

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

The valuation methodologies we used to measure financial assets and liabilities within the scope of the FASB statement were limited to the derivative financial instruments described in Note 10. We estimate the fair value of these financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of these financial instruments are classified within Level 2 of the fair value hierarchy.

(13) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At March 31, 2010, the reported carrying amount of our fixed rate long-term debt was $84.0 million and the fair value was $87.0 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of March 31, 2010.

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

We are currently involved in coverage litigation with The North River Insurance Company (North River). We have sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. The mediation was unsuccessful and the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

On April 9, 2010, North River filed a complaint against us and two excess insurance carriers in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Northbrook Insurance Company. We believe that Pennsylvania law supports our position that North River has insurance responsibilities to indemnify us against various product liability claims to the full limits of these policies.

We are currently involved in coverage litigation with Columbia Casualty Company (CNA). We have sued CNA in the United States District Court for the Western District of Pennsylvania, alleging that CNA breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. If mediation is unsuccessful, the case will proceed to trial. We believe that CNA’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $97.4 million at March 31, 2010, of which $19.3 million is reported in other current assets and $78.1 million in other non-current assets. Receivables from insurance carriers totaled $91.7 million at December 31, 2009. Based upon our evaluation of applicable insurance coverage and our ongoing insurance recovery efforts, we believe that the recorded balances are fully recoverable.

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

In June 2009, the FASB issued a statement that removes the concept of a qualifying special-purpose entity and clarifies the objective of determining whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. The adoption of this statement on January 1, 2010 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued a statement that amends the consolidation guidance applicable to variable interest entities. The adoption of this statement on January 1, 2010 did not have a material effect on our consolidated financial statements.

(16) Subsequent Events

On April 7, 2010, we entered into an agreement to lease our O’Hara Township, Pennsylvania corporate headquarters building to Zoll Lifecor Corporation through April 30, 2021. The lease provides for a phase-in schedule under which Zoll Lifecor will assume full occupancy of the building no later than January 1, 2013. Under the terms of the lease, Zoll Lifecor has the option to purchase the building during the first fourteen months of the lease at a specified market price. The execution of this lease will enable us to reduce expenses and improve operating efficiency by relocating all functions and employees currently resident at the O’Hara Township building to existing facilities at our Cranberry Woods campus. We plan to complete substantially all relocation activities by the end of 2010.

Management has evaluated subsequent events and has concluded that all events that would require recognition or disclosure are appropriately reflected in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, spending patterns of government agencies, competitive pressures, product liability claims and our ability to collect related insurance receivables, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2010, we changed the composition of our European and International segments to reflect new management responsibilities. Under the new segment structure, our operations in the Middle East, Egypt and India are reported in the European segment. Previously these operations were reported in the International segment. Comparative 2009 amounts have been revised to conform to the current year presentation. In 2009, approximately 48%, 28%, and 24% of our net sales were made by our North American, European, and International segments, respectively.

North America. Our largest manufacturing and research and development facilities are located in the United States. We serve our North American markets with sales and distribution functions in the U.S., Canada, and Mexico.

Europe. Our European segment includes well-established companies in most Western European countries and more recently established operations in a number of Eastern European and Middle Eastern locations. Our largest European companies, based in Germany and France, develop, manufacture, and sell a wide variety of products. Operations in other European segment countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in Germany, France, and the U.S., or are purchased from third party vendors.

International. Our International segment includes operating entities located in Argentina, Australia, Brazil, Colombia, Chile, China, Hong Kong, Indonesia, Japan, Malaysia, Peru, Singapore, South Africa, Thailand, and Zambia, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the U.S., Germany, and France, or are purchased from third party vendors.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net sales. Net sales for the three months ended March 31, 2010 were $212.4 million, a decrease of $5.8 million, or 3%, compared with $218.2 million for the three months ended March 31, 2009.

	Three Months Ended March 31		Dollar (Decrease) Increase	Percent (Decrease) Increase
(In millions)	2010	2009
North America	$99.1	$110.7	$(11.6)	(10%)
Europe	56.6	60.4	(3.8)	(6)
International	56.7	47.1	9.6	20

Net sales by the North American segment were $99.1 million for the first quarter of 2010, a decrease of $11.6 million, or 10%, compared to $110.7 million for the first quarter of 2009. Sales of SCBAs were $13.0 million lower during the first quarter of 2010. Shipments of SCBAs in the first quarter 2009 included $7.3 million in shipments to the U.S. Air Force. Excluding these shipments, SCBA sales were $5.7 million lower in the current quarter, reflecting a delay in the release of funds under the U.S. federal government’s Assistance to Firefighters Grants program. Shipments of Advanced Combat Helmets to the U.S. military were $3.8 million lower, reflecting the transition to a new contract. These decreases were partially offset by higher shipments of head protection and instruments, up $1.9 million and $3.4 million, respectively, on modestly improved demand in industrial markets.

Net sales for the European segment were $56.6 million for the first quarter of 2010, a decrease of $3.8 million, or 6%, compared to $60.4 million for the first quarter of 2009. Local currency sales in Europe decreased $8.4 million during the first quarter of 2010. In France, local currency sales were $2.6 million lower in the current quarter, reflecting lower shipments of ballistic helmets and fire helmets. In Germany, local currency sales were $1.5 million lower for the quarter ended March 31, 2010, reflecting a $1.6 million decrease in shipments of gas masks and a $1.1 million decrease in ballistic helmet shipments, primarily to the military, partially offset by a $0.8 increase in SCBA shipments. Local currency sales in other Western European companies and in Eastern Europe were down $2.0 million and $2.5 million, respectively, for the current quarter, reflecting the continuing effects of the recession. Favorable translation effects of a stronger euro in the current quarter increased European segment sales, when stated in U.S. dollars, by approximately $4.6 million.

Net sales for the International segment were $56.7 million in the first quarter of 2010, an increase of $9.6 million, or 20%, compared to $47.1 million for the first quarter of 2009. Local currency sales of the International segment were flat quarter-to-quarter. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $9.4 million, primarily related to a strengthening of the Australian dollar, South African rand, and Brazilian real.

Cost of products sold. Cost of products sold was $130.0 million in the first quarter of 2010, compared to $135.2 million in the first quarter of 2009. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the first quarters of 2010 and 2009 of $1.6 million and $2.0 million, respectively.

Gross profit. Gross profit for the first quarter of 2010 was $82.5 million, which was $0.5 million, or 1%, lower than gross profit of $83.0 million in the first quarter of 2009. The ratio of gross profit to net sales was 38.8% in the first quarter of 2010 compared to 38.0% in the same quarter last year. The higher gross profit ratio in the first quarter of 2010 was primarily related to sales mix.

Selling, general and administrative expenses. Selling, general and administrative expenses were $61.9 million during the first quarter of 2010, an increase of $5.1 million, or 9%, compared to $56.8 million in the first quarter of 2009. Selling, general and administrative expenses were 29.1% of net sales in the first quarter of 2010 compared to 26.0% of net sales in the first quarter of 2009. First quarter selling, general and administrative expenses in the North American segment were $1.4 million, or 6%, higher than in the same quarter last year. The increase in North American segment selling, general and administrative expenses was primarily related to legal fees and other professional services associated with our ongoing insurance litigation. Local currency selling, general and administrative expenses in the European and International segments were flat. Currency exchange increased first quarter 2010 selling, general and administrative expenses, when stated in U.S. dollars, by $3.5 million.

Research and development expense. Research and development expense was $7.7 million during the first quarter of 2010, an increase of $0.7 million, or 10%, compared to $7.0 million during the first quarter of 2009. The increase occurred in the United States, reflecting our focus on developing innovative new products.

Restructuring and other charges. During the first quarter of 2010, we recorded charges of $6.8 million ($4.7 million after tax). European segment charges of $5.3 million related primarily to a focused voluntary retirement incentive program in Germany (German VRIP). During the first quarter of 2010, 27 employees made irrevocable elections to retire under the terms of the German VRIP. All of these employees had retired by March 31, 2010. German VRIP termination benefit expense of $5.0 million was recorded in March 2010. North American segment charges of $1.0 million included stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. European and International segment charges of $0.3 million and $0.5 million, respectively, were primarily for severance costs associated with staff reductions in Germany and South Africa.

During the first quarter of 2009, we recorded charges of $8.1 million ($5.1 million after tax). North American segment charges of $7.6 million related primarily to a focused voluntary retirement incentive program (North American VRIP). During January 2009, 61 employees made irrevocable elections to retire under the terms of the North American VRIP. These employees retired on January 31, 2009. North American VRIP non-cash special termination benefits expense of $6.6 million was recorded in January 2009. The remaining $1.0 million of North American segment charges related to costs associated with layoffs and stay bonuses and other costs related to the transfer of certain production activities. International segment charges of $0.5 million were primarily for severance costs related to staff reductions in Brazil.

Interest expense. Interest expense was $1.5 million during the first quarter of 2010, a decrease of $0.3 million, or 17%, compared to $1.8 million in the same quarter last year. The decrease in interest expense was due to reductions in both short and long-term debt and lower short-term interest rates.

Currency exchange gains. We reported currency exchange gains of $2.2 million in the first quarter of 2010, compared to gains of $0.9 million in the first quarter of 2009. Currency exchange gains in both quarters were mostly unrealized and related to the favorable effect of a weaker euro on inter-company balances.

Income taxes. The effective tax rate for the first quarter of 2010 was 35.4% compared to 32.9% for the same quarter last year. The higher effective tax rate in the current quarter was primarily due to the expiration of the research and development tax credit in the U.S.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the first quarter of 2010 was $4.9 million, or $0.14 per basic share, compared to $7.2 million, or $0.20 per basic share, for the same quarter last year.

North American segment net income for the first quarter of 2010 was $3.4 million, a decrease of $0.3 million, or 8%, compared to $3.7 million in the first quarter of 2009. North American segment net income for the first quarter of 2009 included a $4.4 million after-tax charge related to voluntary retirement incentive program in the U.S. Excluding this one-time charge, North American segment net income was down $4.7 million in the current quarter. The decrease reflects the negative effect of the previously-discussed decrease in sales.

The European segment reported a net loss for the first quarter of 2010 of $3.8 million, compared to net income of $2.2 million during the first quarter of 2009. The current quarter loss includes a $3.7 million after-tax charge related to the voluntary retirement incentive program and severance costs in Germany. Excluding this one-time charge, European segment net income was down $2.3 million in the current quarter. The decrease was primarily due to the previously discussed decrease in sales. Currency translation effects increased current period European segment net income, when stated in U.S. dollars, by $0.9 million.

International segment net income for the first quarter of 2010 was $3.9 million, an increase of $3.4 million, compared to $0.5 million in the same quarter last year. Higher local currency net income was primarily related to improved gross profits. Higher gross profits reflect a more favorable product and geographic sales mix. Currency translation effects increased current quarter International segment net income, when stated in U.S. dollars by approximately $0.5 million.

Income reported in reconciling items for the first quarters 2010 and 2009 of $1.4 million and $0.8 million, respectively, was primarily related to unrealized currency exchange gains on inter-company balances.

LIQUIDITY AND CAPITAL RESOURCES

Our main source of liquidity is operating cash flows, supplemented by borrowings to fund significant transactions. Our principal liquidity requirements are for working capital, capital expenditures, acquisitions, and principal and interest payments on debt. We believe that our financial strength has been evident during the recession and the early stages of recovery. Our long-term debt is primarily at fixed interest rates with manageable repayment schedules through 2022. We recently increased our available credit and currently have over $92.0 million in unused short-term bank lines of credit at competitive interest rates. All of our long-term borrowings and substantially all of our short-term borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations.

Cash and cash equivalents decreased $0.1 million during the three months ended March 31, 2010, compared to a decrease of $1.2 million during the three months ended March 31, 2009.

Operating activities used cash of $6.4 million during the three months ended March 31, 2010, compared to providing cash of $22.5 million during the three months ended March 31, 2009. Significantly lower operating cash flow in the first quarter of 2010 reflects a $14.3 million unfavorable change associated with working capital and a $14.6 million decrease in operating cash flow before changes in working capital. Lower operating cash flow before changes in working capital was primarily due to lower net income and less favorable adjustments for non-cash items. Trade receivables were $170.2 million at March 31, 2010, compared to $173.4 million at December 31, 2009. LIFO inventories were $128.7 million at March 31, 2010, compared to $123.9 million at December 31, 2009. The $3.2 million decrease in trade receivables reflects a $1.3 million decrease in local currency balances, primarily in North America, and a $1.9 million reduction due to currency translation effects. The $4.8 million increase in inventories reflects a $6.9 million increase in local currency inventories, partially offset by a $2.1 million reduction due to currency translation effects. Increased inventory levels are primarily in anticipation of higher customer demand.

Investing activities used cash of $2.2 million during the three months ended March 31, 2010, compared to using $8.4 million in the same quarter last year. The decrease related primarily to property additions. During the three months ended March 31, 2010 and 2009, we used cash of $3.6 million and $8.6 million, respectively, for property additions. Higher property additions in the first quarter of 2009 were related to the construction of our new facility in Suzhou, China, as well as major building improvement projects in Brazil and Australia.

Financing activities provided cash of $9.4 million during the three months ended March 31, 2010, compared to using $13.6 million during the first quarter of 2009. The change was primarily related to borrowing on our short-term line of credit. During the first quarter of 2010, we borrowed $18.4 million, compared to making payments of $4.5 million in the first quarter of 2009. We paid cash dividends of $8.6 million in the first quarters of both 2010 and 2009.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at March 31, 2010 resulted in a translation loss of $6.0 million being charged to the cumulative translation adjustments shareholders’ equity account during the three months ended March 31, 2010, compared to a loss of $7.9 million during the three months ended March 31, 2009. Translation losses during both quarters were primarily related to the weakening of the euro.

COMMITMENTS AND CONTINGENCIES

We expect to make net contributions of $3.9 million to our pension plans during 2010.

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

We are currently involved in coverage litigation with The North River Insurance Company (North River). We have sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. The mediation was unsuccessful and the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

On April 9, 2010, North River filed a complaint against us and two excess insurance carriers in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Northbrook Insurance Company. We believe that Pennsylvania law supports our position that North River has insurance responsibilities to indemnify us against various product liability claims to the full limits of these policies.

We are currently involved in coverage litigation with Columbia Casualty Company (CNA). We have sued CNA in the United States District Court for the Western District of Pennsylvania, alleging that CNA breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. If mediation is unsuccessful, the case will proceed to trial. We believe that CNA’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Receivables from insurance carriers totaled $97.4 million at March 31, 2010, of which $19.3 million is reported in other current assets and $78.1 million in other non-current assets. Receivables from insurance carriers totaled $91.7 million at December 31, 2009. Based upon our evaluation of applicable insurance coverage and our ongoing insurance recovery efforts, we believe that the recorded balances are fully recoverable.

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

The more critical judgments and estimates used in the preparation of our financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In June 2009, the FASB issued a statement that removes the concept of a qualifying special-purpose entity and clarifies the objective of determining whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. The adoption of this statement on January 1, 2010 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued a statement that amends the consolidation guidance applicable to variable interest entities. The adoption of this statement on January 1, 2010 did not have a material effect on our consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales for the three months ended March 31, 2010 by approximately $11.3 million.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2010, we had open foreign currency forward contracts with a U.S. dollar notional value of $26.1 million. A hypothetical 10% increase in March 31, 2010 forward exchange rates would result in a $2.6 million increase in the fair value of these contracts.

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

We have $84.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.5 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2010	—	$—	—	2,021,595
February 1 – February 28, 2010	—	—	—	1,918,087
March 1 – March 31, 2010	10,279	26.61	—	1,741,782

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

Shares purchased during March 2010 related to stock compensation transactions.

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

MINE SAFETY APPLIANCES COMPANY

April 29, 2010	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President — Finance; Duly Authorized Officer and Principal Financial Officer