Form 10-Q
period 2010-06-30
MINE SAFETY APPLIANCES CO
filed 2010-07-28
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

On July 23, 2010 there were 36,274,071 shares of common stock outstanding, not including 1,811,711 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net sales	$237,173	$227,232	$449,607	$445,407
Other income	15	672	1,320	1,531

	237,188	227,904	450,927	446,938

Costs and expenses
Cost of products sold	146,947	141,917	276,928	277,115
Selling, general and administrative	60,912	56,041	122,820	112,861
Research and development	8,282	7,273	16,018	14,286
Restructuring and other charges	2,618	966	9,427	9,061
Interest	1,685	1,914	3,225	3,761
Currency exchange (gains) losses	(1,477)	579	(3,635)	(347)

	218,967	208,690	424,783	416,737

Income before income taxes	18,221	19,214	26,144	30,201
Provision for income taxes	6,287	6,986	9,090	10,600

Net income	11,934	12,228	17,054	19,601
Net (income) loss attributable to noncontrolling interests	(107)	230	(321)	78

Net income attributable to Mine Safety Appliances Company	11,827	12,458	16,733	19,679

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.33	$0.35	$0.47	$0.55

Diluted	$0.32	$0.35	$0.46	$0.55

Dividends per common share	$0.25	$0.24	$0.49	$0.48

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	June 30 2010	December 31 2009
Assets
Current assets
Cash and cash equivalents	$60,141	$61,983
Trade receivables, less allowance for doubtful accounts of $6,893 and $6,866	182,184	173,355
Inventories	130,364	123,944
Deferred tax assets	20,128	25,109
Income taxes receivable	7,027	4,054
Prepaid expenses and other current assets	32,759	45,580

Total current assets	432,603	434,025

Property, less accumulated depreciation of $302,544 and $306,170	135,594	144,575
Prepaid pension cost	112,332	105,812
Deferred tax assets	11,201	10,870
Goodwill	82,439	84,727
Other noncurrent assets	115,450	95,219

Total assets	889,619	875,228

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$54,677	$16,326
Accounts payable	62,719	43,487
Employees’ compensation	25,986	25,811
Insurance and product liability	16,666	24,164
Taxes on income	5,702	10,090
Other current liabilities	41,509	48,572

Total current liabilities	207,259	168,450

Long-term debt	82,111	82,114
Pensions and other employee benefits	118,583	125,387
Deferred tax liabilities	44,841	44,800
Other noncurrent liabilities	14,259	15,077

Total liabilities	467,053	435,828

Shareholders’ Equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4 1/ 2% cumulative — authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 36,274,071 and 35,972,518 shares)	78,387	74,269
Stock compensation trust — 1,811,711 and 2,174,204 shares	(9,457)	(11,349)
Treasury shares, at cost:
Preferred — 52,878 and 52,878 shares	(1,753)	(1,753)
Common — 23,995,609 and 23,934,669 shares	(258,050)	(256,283)
Accumulated other comprehensive loss	(66,073)	(45,856)
Retained earnings	673,030	674,019

Total Mine Safety Appliances Company shareholders’ equity	419,653	436,616
Noncontrolling interests	2,913	2,784

Total shareholders’ equity	422,566	439,400

Total liabilities and equity	889,619	875,228

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Six Months Ended June 30
	2010	2009
Operating Activities
Net income	$17,054	$19,601
Depreciation and amortization	13,726	13,431
Pensions	(2,065)	2,231
Net (gain) loss from investing activities	(707)	248
Stock-based compensation	4,404	3,374
Deferred income tax (benefit) provision	(1,644)	243
Other noncurrent assets and liabilities	(24,155)	(17,590)
Currency exchange gains	(3,635)	(347)
Other, net	(3,948)	(2,800)

Operating cash flow before changes in working capital	(970)	18,391

Trade receivables	(15,976)	28,962
Inventories	(15,846)	21,145
Accounts payable and accrued liabilities	11,523	(23,219)
Income taxes receivable, prepaid expenses and other current assets	9,270	9,486

(Increase) decrease in working capital	(11,029)	36,374

Cash flow from operating activities	(11,999)	54,765

Investing Activities
Property additions	(8,777)	(14,606)
Property disposals	138	221
Other investing	1,250	9

Cash flow from investing activities	(7,389)	(14,376)

Financing Activities
Proceeds from (payments on) short-term debt, net	38,364	(12,123)
Cash dividends paid	(17,722)	(17,240)
Company stock purchases	(1,766)	(107)
Exercise of stock options	1,835	70
Excess tax provision related to stock plans	(230)	(495)

Cash flow from financing activities	20,481	(29,895)

Effect of exchange rate changes on cash	(2,935)	1,279

(Decrease) increase in cash and cash equivalents	(1,842)	11,773
Beginning cash and cash equivalents	61,983	50,894

Ending cash and cash equivalents	60,141	62,667

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

(2) Restructuring and Other Charges

During the three and six month periods ended June 30, 2010, we recorded charges of $2.6 million ($1.7 million after tax) and $9.4 million ($6.4 million after tax), respectively. European segment charges of $6.8 million for the six months ended June 30, 2010 related primarily to a focused voluntary retirement incentive program in Germany (German VRIP). During the first quarter of 2010, 27 employees made irrevocable elections to retire under the terms of the German VRIP. German VRIP termination benefit expense of $5.0 million was recorded in March 2010. North American segment charges for the six months ended June 30, 2010 of $1.8 million included stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. European and International segment charges for the six months ended June 30, 2010 of $1.8 million and $0.8 million, respectively, were primarily related to our ongoing efforts to reorganize our European operations and for severance costs associated with staff reductions in South Africa and China.

During the three and six month periods ended June 30, 2009, we recorded charges of $1.0 million ($0.7 million after tax) and $9.1 million ($5.8 million after tax), respectively. North American segment charges of $8.3 million for the six months ended June 30, 2009 related primarily to a focused voluntary retirement incentive program (North American VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the North American VRIP. North American VRIP non-cash special termination benefits expense of $6.7 million was recorded in January 2009. The remaining $1.6 million of North American segment charges related to layoffs and stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. International segment charges of $0.8 million were primarily for severance costs related to staff reductions in Brazil, Australia and South Africa.

(3) Comprehensive Loss

Components of comprehensive (loss) income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2010	2009	2010	2009
Net income	$11,934	$12,228	$17,054	$19,601
Foreign currency translation adjustments	(14,213)	17,461	(20,217)	9,518

Comprehensive (loss) income	(2,279)	29,689	(3,163)	29,119
Comprehensive loss (income) attributable to noncontrolling interests	205	(935)	(129)	(1,076)

Comprehensive (loss) income attributable to Mine Safety Appliances Company	(2,074)	28,754	(3,292)	28,043

Components of accumulated other comprehensive loss are as follows:

(In thousands)	June 30 2010	December 31 2009
Cumulative foreign currency translation adjustments	$(6,306)	$13,911
Pension and post-retirement plan adjustments	(59,767)	(59,767)

Accumulated other comprehensive loss	(66,073)	(45,856)

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of stock options and the vesting of restricted stock and performance stock, provided in each case that the effect is dilutive.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2010	2009	2010	2009
Net income attributable to Mine Safety Appliances Company	$11,827	$12,458	$16,733	$19,679
Preferred stock dividends	10	10	20	20

Income available to common shareholders	11,817	12,448	16,713	19,659

Basic earnings per common share	$0.33	$0.35	$0.47	$0.55

Diluted earnings per common share	$0.32	$0.35	$0.46	$0.55

Basic shares outstanding	35,839	35,672	35,768	35,652
Stock options and other stock compensation	642	146	584	169

Diluted shares outstanding	36,481	35,818	36,352	35,821

Antidilutive stock options	776	951	776	951

(5) Segment Information

We are organized into three geographic operating segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended June 30, 2010
Sales to external customers	$116,774	$56,406	$63,993	$—	$237,173
Intercompany sales	20,767	20,890	4,122	(45,779)	—
Net income (loss) attributable to Mine Safety Appliances Company	10,834	(3,131)	3,024	1,100	11,827

Six Months Ended June 30, 2010
Sales to external customers	$215,888	$113,030	$120,689	$—	$449,607
Intercompany sales	38,672	43,666	7,470	(89,808)	—
Net income (loss) attributable to Mine Safety Appliances Company	14,269	(6,946)	6,949	2,461	16,733

Three Months Ended June 30, 2009
Sales to external customers	$112,358	$61,292	$53,582	$—	$227,232
Intercompany sales	15,270	20,528	4,061	(39,859)	—
Net income (loss) attributable to Mine Safety Appliances Company	10,912	994	902	(350)	12,458

Six Months Ended June 30, 2009
Sales to external customers	$223,079	$121,674	$100,654	$—	$445,407
Intercompany sales	28,866	45,524	5,488	(79,878)	—
Net income attributable to Mine Safety Appliances Company	14,636	3,215	1,365	463	19,679

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

In 2010, we changed the composition of our European and International segments to reflect new management responsibilities. Under the new structure, our operations in the Middle East, Egypt and India are reported in the European segment. Previously these operations were reported in the International segment. Comparative 2009 amounts have been revised to conform to the current year presentation. The effect of the revisions for the three months ended June 30, 2009 increased European segment sales and net income by $5.5 million and $0.6 million, respectively, and decreased International segment sales and net income by the corresponding amounts. The effect for the six months ended June 30, 2009 increased European segment sales and net income by $8.9 million and $0.7 million, respectively, and decreased International segment sales and net income by the corresponding amounts.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Three months ended June 30
Service cost	$1,936	$1,981	$190	$181
Interest cost	4,683	4,674	433	470
Expected return on plan assets	(8,644)	(8,892)	—	—
Amortization of transition amounts	1	2	—	—
Amortization of prior service cost	26	36	(139)	(88)
Recognized net actuarial losses	137	59	210	262
Termination benefits	—	21	—	—

Net periodic benefit (credit) cost	(1,861)	(2,119)	694	825

Six months ended June 30
Service cost	$3,873	$3,891	$381	$362
Interest cost	9,366	9,263	865	940
Expected return on plan assets	(17,288)	(17,523)	—	—
Amortization of transition amounts	2	3	—	—
Amortization of prior service cost	52	69	(278)	(176)
Recognized net actuarial losses	273	117	420	524
Settlement loss	285	—	—	—
Termination benefits	1,372	6,411	—	250

Net periodic benefit (credit) cost	(2,065)	2,231	1,388	1,900

We made contributions of $2.3 million to our pension plans during the six month period ended June 30, 2010. We expect to make total contributions of approximately $4.6 million to our pension plans in 2010.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the six months ended June 30, 2010 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2010	$84,727	$13,543
Amortization expense	—	(1,166)
Currency translation and other	(2,288)	(92)

Net balances at June 30, 2010	82,439	12,285

At June 30, 2010, goodwill of approximately $63.5 million, $15.3 million, and $3.6 million related to the North American, European, and International operating segments, respectively.

(8) Inventories

(In thousands)	June 30 2010	December 31 2009
Finished products	$64,497	$54,958
Work in process	16,419	13,640
Raw materials and supplies	49,448	55,346

Total inventories	130,364	123,944

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

Stock compensation expense was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2010	2009	2010	2009
Stock compensation expense	$1,902	$1,232	$4,404	$3,374
Income tax benefit	706	452	1,579	1,197

Stock compensation expense, net of income tax benefit	1,196	780	2,825	2,177

A summary of stock option activity for the six months ended June 30, 2010 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	2,085,075	$25.01
Granted	323,978	25.06
Exercised	(214,060)	8.57
Expired	(2,189)	50.25

Outstanding at June 30, 2010	2,192,804	26.60

Exercisable at June 30, 2010	1,235,560	26.73

A summary of restricted stock activity for the six months ended June 30, 2010 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	338,206	$28.99
Granted	170,724	25.07
Vested	(44,912)	40.28

Unvested at June 30, 2010	464,018	26.46

A summary of performance stock unit activity for the six months ended June 30, 2010 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	61,974	$17.83
Granted	41,984	24.63
Performance adjustment	(15,493)	17.83

Unvested at June 30, 2010	88,465	21.06

(10) Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange gains or losses. At June 30, 2010, the notional amount of open forward contracts was $7.6 million and the unrealized loss on these contracts was $0.1 million. All open forward contracts will mature during the third quarter of 2010.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments:

		Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value at June 30, 2010	Fair Value at December 31, 2009	Fair Value at June 30, 2010	Fair Value at December 31, 2009
Derivatives not designated as hedging instruments:
Foreign currency forward
contracts	Other current liabilities	$—	$—	$67	$289

The following table presents the income statement location and impact of derivative financial instruments:

		Amount of Loss Recognized in Income
		Six Months Ended June 30
(In thousands)	Income Statement Location	2010	2009
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Currency exchange (gains) losses	$748	$2,388

(11) Income Taxes

At June 30, 2010, we had a gross liability for unrecognized tax benefits of $9.1 million. We have recognized tax benefits associated with these liabilities of $7.4 million at June 30, 2010. These balances are unchanged since December 31, 2009. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.7 million at June 30, 2010.

(12) Fair Value Measurements

On January 1, 2008, we adopted the Financial Accounting Standards Board (FASB) statement on fair value measurements, as it relates to financial assets and liabilities that are remeasured and reported at least annually. On January 1, 2009, we adopted the FASB statement on fair value measurements as it relates to nonfinancial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.

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

(13) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At June 30, 2010, the reported carrying amount of our fixed rate long-term debt was $84.0 million and the fair value was $89.5 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of June 30, 2010.

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

During May 2010, we resolved the coverage litigation with Century Indemnity Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not impact our operating results.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Insurance receivables totaled $73.6 million at June 30, 2010, all of which is reported in other non-current assets. Insurance receivables totaled $91.7 million at December 31, 2009. Based upon our evaluation of applicable insurance coverage and our ongoing insurance recovery efforts, we believe that the recorded balances are fully recoverable.

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

(16) Subsequent Events

During July 2010, we resolved the coverage litigation with Columbia Casualty Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not impact our second quarter operating results.

On July 26, 2010, we filed a complaint in Delaware state court seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies.

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

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2010, we changed the composition of our European and International segments to reflect new management responsibilities. Under the new structure, our operations in the Middle East, Egypt and India are reported in the European segment. Previously these operations were reported in the International segment. Comparative 2009 amounts have been revised to conform to the current year presentation. In 2009, approximately 48%, 28%, and 24% of our net sales were made by our North American, European, and International segments, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net sales. Net sales for the three months ended June 30, 2010 were $237.2 million, an increase of $10.0 million, or 4%, compared with $227.2 million for the three months ended June 30, 2009.

	Three Months Ended June 30		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2010	2009
North America	$116.8	$112.4	$4.4	4%
Europe	56.4	61.3	(4.9)	(8)
International	64.0	53.6	10.4	19

Net sales by the North American segment were $116.8 million for the second quarter of 2010, an increase of $4.4 million, or 4%, compared to $112.4 million for the second quarter of 2009. Sales of head protection and instruments were up $4.3 million and $4.7 million, respectively, on improved demand in industrial markets. These increases were partially offset by lower ballistic helmet and ballistic vest sales in military markets, down $2.9 million and $1.6 million, respectively.

Net sales for the European segment were $56.4 million for the second quarter of 2010, a decrease of $4.9 million, or 8%, compared to $61.3 million for the second quarter of 2009. Local currency sales in Europe decreased $1.7 million during the second quarter of 2010. In France, local currency sales were $2.2 million higher in the current quarter, reflecting improved shipments of ballistic protection and fire helmets to the law enforcement and fire service markets. Local currency sales in other European segment markets were down $3.9 million in the current quarter, reflecting the continuing effects of the recession. The unfavorable translation effects of a weaker euro in the current quarter decreased European segment sales, when stated in U.S. dollars, by approximately $3.2 million.

Net sales for the International segment were $64.0 million in the second quarter of 2010, an increase of $10.4 million, or 19%, compared to $53.6 million for the second quarter of 2009. Local currency sales in the International segment increased $6.0 million in the current quarter, reflecting strong sales in Africa and Latin America, primarily in mining markets. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $4.4 million, primarily related to a strengthening of the Australian dollar, South African rand, and Brazilian real.

Cost of products sold. Cost of products sold was $146.9 million in the second quarter of 2010, compared to $141.9 million in the second quarter of 2009. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the second quarters of 2010 and 2009 of $1.9 million and $2.1 million, respectively.

Gross profit. Gross profit for the second quarter of 2010 was $90.2 million, which was $4.9 million, or 6%, higher than gross profit of $85.3 million in the second quarter of 2009. The ratio of gross profit to net sales was 38.0% in the second quarter of 2010 compared to 37.5% in the same quarter last year. The higher gross profit ratio in the second quarter of 2010 was primarily related to sales mix.

Selling, general and administrative expenses. Selling, general and administrative expenses were $60.9 million during the second quarter of 2010, an increase of $4.9 million, or 9%, compared to $56.0 million in the second quarter of 2009. Selling, general and administrative expenses were 25.5% of net sales in the second quarter of 2010, compared to 24.7% of net sales in the second quarter of 2009. Second quarter selling, general and administrative expenses in the North American segment were $1.4 million, or 6%, higher than in the same quarter last year. The increase in North American segment selling, general and administrative expenses was primarily related to legal fees and other professional services associated with our ongoing insurance coverage litigation and higher selling expenses to support increased sales activity. Local currency selling, general and administrative expenses in the European segment were flat quarter-to-quarter. Local currency selling, general and administrative expenses in the International segment were $3.0 million higher, primarily to support increased sales activity. Currency exchange increased second quarter 2010 selling, general and administrative expenses, when stated in U.S. dollars, by $0.3 million.

Research and development expense. Research and development expense was $8.3 million during the second quarter of 2010, an increase of $1.0 million, or 14%, compared to $7.3 million during the second quarter of 2009. The increase reflects our continued focus on developing innovative new products.

Restructuring and other charges. During the second quarter of 2010, we recorded charges of $2.6 million ($1.7 million after tax). North American segment charges of $0.8 million related to stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. European and International segment charges of $1.5 million and $0.3 million, respectively, were primarily related to ongoing efforts to reorganize our European operations and severance costs associated with staff reductions in China.

During the second quarter 2009, we recorded charges of $1.0 million ($0.7 million after tax). Substantially all of these charges were incurred in North America and related to stay bonuses and other costs associated with our initiative to transfer of certain production activities.

Currency exchange. We reported currency exchange gains of $1.5 million in the second quarter of 2010, compared to losses of $0.6 million in the second quarter of 2009. The gains in the second quarter of 2010 were largely unrealized and related to the effect of a weaker euro on inter-company balances. The loss in the second quarter of 2009 was primarily related to the euro and the Mexican peso.

Income taxes. The effective tax rate for the second quarter of 2010 was 34.5%, compared to 36.4% for the same quarter last year. The lower effective tax rate in the current quarter was primarily due to the domestic production deduction in the U.S. and a more favorable mix of non-U.S. income.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the second quarter of 2010 was $11.8 million, or $0.33 per basic share, compared to $12.5 million, or $0.35 per basic share, for the same quarter last year.

North American segment net income for the second quarter of 2010 was $10.8 million, a decrease of $0.1 million, or 1%, compared to $10.9 million in the second quarter of 2009.

The European segment reported a net loss for the second quarter of 2010 of $3.1 million, compared to net income of $1.0 million during the second quarter of 2009. The decrease in European segment net income during the second quarter of 2010 includes after-tax charges of $1.0 million related to our ongoing initiative to reorganize European operations. The remainder of the decrease was primarily due to the previously discussed decrease in sales and lower gross profits.

International segment net income for the second quarter of 2010 was $3.0 million, an increase of $2.1 million, compared to $0.9 million in the same quarter last year. Higher net income was primarily related to higher sales and improved gross profits. Higher gross profits reflect a more favorable product and geographic sales mix. These increases were partially offset by higher selling, general and administrative expenses.

Income reported in reconciling items for the second quarter of 2010 was $1.1 million compared to a loss of $0.4 million in the second quarter of 2009. The improvement was primarily related to unrealized currency exchange gains on inter-company balances.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net sales. Net sales for the six months ended June 30, 2010 were $449.6 million, an increase of $4.2 million, or 1%, compared with $445.4 million for the six months ended June 30, 2009.

	Six Months Ended June 30		Dollar (Decrease) Increase	Percent (Decrease) Increase
(In millions)	2010	2009
North America	$215.9	$223.1	($7.2)	(3%)
Europe	113.0	121.7	(8.7)	(7)
International	120.7	100.7	20.0	20

Net sales by the North American segment were $215.9 million for the six months ended June 30, 2010, a decrease of $7.2 million, or 3%, compared to $223.1 million for the same period in 2009. Sales of SCBAs were $13.4 million lower during the first half of 2010. Shipments of SCBAs in the first half of 2009 included $9.4 million in shipments to the U.S. Air Force. Excluding these shipments, SCBA sales were $4.0 million lower in the current period, reflecting first quarter delays in the release of funds under the U.S. federal government’s Assistance to Firefighters Grants program. Shipments of Advanced Combat Helmets to the U.S. military and CG634 helmets to the Canadian Forces were $5.5 million and $1.6 million lower, respectively, as certain contracts wound down or were completed. Shipments of ballistic vests were $2.0 million lower in the current period. These decreases were partially offset by higher shipments of head protection and instruments, up $6.2 million and $8.1 million, respectively, on improved demand in industrial markets.

Net sales for the European segment were $113.0 million for the six months ended June 30, 2010, a decrease of $8.7 million, or 7%, compared to $121.7 million for the same period in 2009. Local currency sales in Europe decreased $10.1 million for the six months ended June 30, 2010. In Germany, local currency sales were $1.0 million lower for the six months ended June 30, 2010, reflecting a $2.8 million decrease in shipments of gas masks and ballistic helmet shipments to the military, partially offset by a $1.4 increase in SCBA shipments. Local currency sales in other European segment companies were down $9.1 million for the first half of 2010, reflecting the continuing effects of the recession in most markets. Translation effects of stronger non-euro currencies in the first half of 2010 increased European segment sales, when stated in U.S. dollars, by approximately $1.4 million.

Net sales for the International segment were $120.7 million for the six months ended June 30, 2010, an increase of $20.0 million, or 20%, compared to $100.7 million for the same period in 2009. Local currency sales of the International segment increased $6.1 million during the six months ended June 30, 2010. Local currency sales in Latin America were up $12.3 million, reflecting higher sales of head protection and instruments, primarily in industrial and mining markets. This increase was partially offset by a $5.6 decrease in sales in Hong Kong, primarily due to lower shipments of SCBAs. SCBA shipments during the first half of 2009 included a large order from the Hong Kong Fire Service. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $13.9 million, primarily related to a strengthening of the Australian dollar, South African rand, and Brazilian real.

Cost of products sold. Cost of products sold was $276.9 million for the six months ended June 30, 2010, compared to $277.1 million for the same period in 2009. Cost of products sold, selling, general and administrative expenses, and research and development expenses include net periodic pension credits during the six month periods ended June 30, 2010 and 2009 of $3.4 million and $4.2 million, respectively.

Gross profit. Gross profit for the six months ended June 30, 2010 was $172.7 million, which was $4.4 million, or 3%, higher than gross profit of $168.3 million for the same period in 2009. The ratio of gross profit to net sales was 38.4% in the six months ended June 30, 2010, compared to 37.8% for the same period last year. The higher gross profit ratio in the six months ended June 30, 2010 was primarily related to sales mix.

Selling, general and administrative expenses. Selling, general and administrative expenses were $122.8 million during the six months ended June 30, 2010, an increase of $9.9 million, or 9.0%, compared to $112.9 million during the same period in 2009. Selling, general and administrative expenses were 27.3% of net sales for the six months ended June 30, 2010, compared to 25.3% of net sales for the same period in 2009. In the first half of 2010, selling, general and administrative expenses in the North American segment were $2.9 million, or 6%, higher than in the same period last year. The increase in North American segment selling, general and administrative expenses was primarily related to legal fees and other professional services associated with our ongoing insurance coverage litigation and higher selling expenses. Local currency selling, general and administrative expenses in the European segment were up $0.5 million. Local currency selling, general and administrative expenses in the International segment were up $2.8 million, primarily to support increased sales activity. Currency exchange increased selling, general and administrative expenses for the six months ended June 30, 2010, when stated in U.S. dollars, by $3.7 million, primarily related to the strengthening of the Australian dollar, South African rand and Brazilian real.

Research and development expense. Research and development expense was $16.0 million during the six months ended June 30, 2010, an increase of $1.7 million, or 12%, compared to $14.3 million during the same period in 2009. The increase reflects our ongoing focus on developing innovative new products.

Restructuring and other charges. During the six months ended June 30, 2010, we recorded charges of $9.4 million ($6.4 million after tax). European segment charges of $5.0 million for the six months ended June 30, 2010 related primarily to a focused voluntary retirement incentive program in Germany (German VRIP). North American segment charges for the six months ended June 30, 2010 of $1.8 million included stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. European and International segment charges for the six months ended June 30, 2010 of $1.8 million and $0.8 million, respectively, were primarily related to our ongoing efforts to reorganize our European operations and for severance costs associated with staff reductions in South Africa and China.

During the six months ended June 30, 2009, we recorded charges of $9.1 million ($5.8 million after tax). North American segment charges of $8.3 million related primarily to a voluntary retirement incentive program (North American VRIP). During the first half of 2009, we recorded North American VRIP non-cash special termination benefits expense of $6.7 million. The remaining $1.6 million of North American segment charges related to layoffs and stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. International segment charges of $0.8 million were primarily for severance costs related to staff reductions in Brazil, Australia and South Africa.

Interest expense. Interest expense was $3.2 million during the six months ended June 30, 2010, a decrease of $0.6 million, or 14%, compared to $3.8 million during the same period last year. The decrease in interest expense reflects lower levels of both long and short-term debt.

Currency exchange. We reported currency exchange gains of $3.6 million during the six months ended June 30, 2010, compared to gains of $0.3 million during the same period in 2009. Currency exchange gains during the first half of 2010 were mostly unrealized and related primarily to the favorable effect of a weaker euro on inter-company balances.

Income taxes. The effective tax rate for the six months ended June 30, 2010 was 34.8%. compared to 35.1% for the same period last year. The lower effective tax rate in the current period was primarily due to the domestic production deduction in the U.S., partially offset by the expiration of the research and development tax credit.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the six months ended June 30, 2010 was $16.7 million, or $0.47 per basic share, compared to $19.7 million, or $0.55 per basic share, for the same period last year.

North American segment net income for the six months ended June 30, 2010 was $14.3 million, a decrease of $0.3 million, or 3%, compared to $14.6 million in the same period last year. North American segment net income for the six months ended June 30, 2009 included a $4.4 million after-tax charge related to the voluntary retirement incentive program in the U.S. Excluding this one-time charge in 2009, North American segment net income was down $4.7 million in the first half of 2010. The decrease reflects lower sales volumes and higher operating expenses in the current period.

The European segment reported a net loss for the six months ended June 30, 2010 of $6.9 million, compared to net income of $3.2 million during the same period in 2009. The decrease in European segment net income during the first half of 2010 includes after-tax charges of $4.8 million related to the German VRIP and cost associated with our ongoing efforts to reorganize European operations. The remainder of the decrease was primarily due to the previously discussed decrease in sales and lower gross margins. Currency translation effects of stronger non-euro currencies in the first half of 2010 increased current period European segment net income, when stated in U.S. dollars, by $0.8 million.

International segment net income for the six months ended June 30, 2010 was $6.9 million, an increase of $5.5 million, compared to $1.4 million in the same period last year. Higher local currency net income was primarily related to higher sales and improved gross profits. Higher gross profits reflect a more favorable product and geographic sales mix. The increases were partially offset by higher selling, general and administrative expenses. Currency translation effects increased current period International segment net income, when stated in U.S. dollars by approximately $0.7 million.

Income reported in reconciling items for the six months ended June 30, 2010 and 2009 of $2.5 million and $0.5 million, respectively, was primarily related to unrealized currency exchange gains on inter-company balances.

LIQUIDITY AND CAPITAL RESOURCES

Our main source of liquidity is operating cash flows, supplemented by borrowings to fund significant transactions. Our principal liquidity requirements are for working capital, capital expenditures, acquisitions, principal and interest payments on debt and dividends. We believe that our financial strength has been evident during the recession and the early stages of the recovery. Our long-term debt is primarily at fixed interest rates with manageable repayment schedules through 2021. We currently have approximately $42.0 million in unused short-term bank lines of credit at competitive interest rates. All of our long-term borrowings and substantially all of our short-term borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations.

Cash and cash equivalents decreased $1.8 million during the six months ended June 30, 2010, compared to increasing $11.8 million during the same period in 2009.

Operating activities used cash of $12.0 million during the six months ended June 30, 2010, compared to providing cash of $54.8 million during the same period in 2009. Significantly lower operating cash flow in the first half of 2010 reflects a $47.4 million unfavorable change associated with working capital and a $19.4 million decrease in operating cash flow before changes in working capital. Lower operating cash flow before changes in working capital was primarily due to lower net income and less favorable adjustments for non-cash items. Trade receivables were $182.2 million at June 30, 2010, compared to $173.4 million at December 31, 2009. LIFO inventories were $130.4 million at June 30, 2010, compared to $123.9 million at December 31, 2009. The $8.8 million increase in trade receivables reflects a $16.0 million increase in local currency balances, primarily in North America, partially offset by a $7.2 million reduction, when stated in U.S. dollars, due to currency translation effects. The increase in trade receivables occurred primarily in North America and reflects higher sales. The $6.5 million increase in inventories reflects a $15.8 million increase in local currency inventories, partially offset by a $9.3 million reduction, when stated by U.S. dollars, due to currency translation effects. Increased inventory levels are primarily in anticipation of higher customer demand.

Investing activities used cash of $7.4 million during the six months ended June 30, 2010, compared to using $14.4 million in the same period last year. The decrease related primarily to lower property additions in the current period. During the six months ended June 30, 2010 and 2009, we used cash of $8.8 million and $14.6 million, respectively, for property additions. Higher property additions in the first half of 2009 were related primarily to production equipment and software purchases in North America.

Financing activities provided cash of $20.5 million during the six months ended June 30, 2010, compared to using $29.9 million during the same period in 2009. The change was primarily related to borrowing on our short-term line of credit. During the first half of 2010, we borrowed $38.4 million, compared to making payments of $12.1 million for the same period last year. We paid cash dividends of $17.7 million and $17.2 million in the first half of 2010 and 2009, respectively.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at June 30, 2010 resulted in a translation loss of $20.2 million being charged to the cumulative translation adjustments shareholders’ equity account during the six months ended June 30, 2010, compared to a gain of $9.5 million during the during the same period in 2009. The translation loss during the six months ended June 30, 2010 was primarily related to the weakening of the euro. The translation gain during the six months ended June 30, 2009 was primarily related to the strengthening of the South African rand, the Brazilian real and the Australian dollar.

COMMITMENTS AND CONTINGENCIES

We expect to make net contributions of $4.6 million to our pension plans during 2010.

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

During May 2010, we resolved the coverage litigation with Century Indemnity Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not impact our operating results.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Insurance receivables totaled $73.6 million at June 30, 2010, all of which is reported in other non-current assets. Insurance receivables totaled $91.7 million at December 31, 2009. Based upon our evaluation of applicable insurance coverage and our ongoing insurance recovery efforts, we believe that the recorded balances are fully recoverable.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales for the six months ended June 30, 2010 by approximately $23.4 million.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2010, we had open foreign currency forward contracts with a U.S. dollar notional value of $7.6 million. A hypothetical 10% increase in June 30, 2010 forward exchange rates would result in a $0.8 million increase in the fair value of these contracts.

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

We have $84.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.4 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2010	—	$—	—	1,657,034
May 1 – May 31, 2010	50,661	29.46	—	1,779,979
June 1 – June 30, 2010	—	—	—	1,965,303

In November 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time-to-time in private transactions and on the open market. The share purchase program has no expiration date. The maximum shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.

We do not have any other share repurchase programs.

Shares purchased during May 2010 related to stock compensation transactions.

Item 6.	EXHIBITS

(a) Exhibits

10.1	Trust Agreement, effective June 1, 1996, as amended through May 15, 2010, between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. (S)1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

July 28, 2010	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President — Finance; Duly Authorized Officer and Principal Financial Officer