Form 10-Q
period 2010-09-30
MINE SAFETY APPLIANCES CO
filed 2010-10-28
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

On October 28, 2010 there were 36,326,886 shares of common stock outstanding, not including 1,709,411 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net sales	$242,019	$228,486	$691,626	$673,893
Other income	1,039	150	2,359	1,681

	243,058	228,636	693,985	675,574

Costs and expenses
Cost of products sold	151,340	145,354	428,268	422,469
Selling, general and administrative	61,185	57,313	184,005	170,174
Research and development	7,938	7,119	23,956	21,405
Restructuring and other charges	2,082	840	11,509	9,901
Interest	1,686	1,681	4,911	5,442
Currency exchange losses (gains)	3,545	42	(90)	(305)

	227,776	212,349	652,559	629,086

Income before income taxes	15,282	16,287	41,426	46,488
Provision for income taxes	5,297	5,154	14,387	15,754

Net income	9,985	11,133	27,039	30,734
Net income attributable to noncontrolling interests	(382)	(179)	(703)	(101)

Net income attributable to Mine Safety Appliances Company	9,603	10,954	26,336	30,633

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.27	$0.31	$0.73	$0.86

Diluted	$0.26	$0.30	$0.72	$0.85

Dividends per common share	$0.25	$0.24	$0.74	$0.72

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	September 30 2010	December 31 2009
Assets
Current assets
Cash and cash equivalents	$47,413	$61,983
Trade receivables, less allowance for doubtful accounts of $7,462 and $6,866	186,128	173,355
Inventories	142,600	123,944
Deferred tax assets	21,256	25,109
Income taxes receivable	8,001	4,054
Prepaid expenses and other current assets	33,198	45,580

Total current assets	438,596	434,025

Property, less accumulated depreciation of $314,104 and $306,170	141,114	144,575
Prepaid pension cost	115,415	105,812
Deferred tax assets	12,167	10,870
Goodwill	84,874	84,727
Other noncurrent assets	118,783	95,219

Total assets	910,949	875,228

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$51,447	$16,326
Accounts payable	55,589	43,487
Employees’ compensation	32,025	25,811
Insurance and product liability	14,244	24,164
Taxes on income	5,252	10,090
Other current liabilities	47,544	48,572

Total current liabilities	206,101	168,450

Long-term debt	72,106	82,114
Pensions and other employee benefits	126,973	125,387
Deferred tax liabilities	45,075	44,800
Other noncurrent liabilities	14,012	15,077

Total liabilities	464,267	435,828

Shareholders’ Equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 36,324,686 and 35,972,518 shares)	80,550	74,269
Stock compensation trust — 1,711,611 and 2,174,204 shares	(8,935)	(11,349)
Treasury shares, at cost:
Preferred — 52,878 and 52,878 shares	(1,753)	(1,753)
Common — 24,045,094 and 23,934,669 shares	(259,264)	(256,283)
Accumulated other comprehensive loss	(45,088)	(45,856)
Retained earnings	673,559	674,019

Total Mine Safety Appliances Company shareholders’ equity	442,638	436,616
Noncontrolling interests	4,044	2,784

Total shareholders’ equity	446,682	439,400

Total liabilities and equity	910,949	875,228

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Nine Months Ended September 30
	2010	2009
Operating Activities
Net income	$27,039	$30,734
Depreciation and amortization	20,541	20,282
Pensions	(3,902)	184
Net (gain) loss from investing activities	(834)	261
Stock-based compensation	5,875	4,622
Deferred income tax benefit	(2,115)	(1,271)
Other noncurrent assets and liabilities	(26,574)	(21,864)
Other, net	(3,980)	(2,979)

Operating cash flow before changes in working capital	16,050	29,969

Trade receivables	(11,783)	23,869
Inventories	(17,841)	30,672
Accounts payable and accrued liabilities	6,439	(15,450)
Income taxes receivable, prepaid expenses and other current assets	8,700	18,081

(Increase) decrease in working capital	(14,485)	57,172

Cash flow from operating activities	1,565	87,141

Investing Activities
Property additions	(16,629)	(20,729)
Property disposals	164	244
Other investing	1,250	(134)

Cash flow from investing activities	(15,215)	(20,619)

Financing Activities
Proceeds from (payments on) short-term debt, net	35,108	(23,185)
Payments on long-term debt	(10,000)	(12,000)
Cash dividends paid	(26,796)	(25,881)
Company stock purchases	(2,981)	(107)
Exercise of stock options	3,049	84
Excess tax provision related to stock plans	(229)	(495)

Cash flow from financing activities	(1,849)	(61,584)

Effect of exchange rate changes on cash	929	2,749

(Decrease) increase in cash and cash equivalents	(14,570)	7,687
Beginning cash and cash equivalents	61,983	50,894

Ending cash and cash equivalents	47,413	58,581

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

(2) Restructuring and Other Charges

During the three and nine month periods ended September 30, 2010, we recorded charges of $2.1 million ($1.4 million after tax) and $11.5 million ($7.5 million after tax), respectively. European segment charges of $8.3 million for the nine months ended September 30, 2010 related primarily to a focused voluntary retirement incentive program in Germany (German VRIP). During the first quarter of 2010, 27 employees made irrevocable elections to retire under the terms of the German VRIP. German VRIP termination benefit expense of $5.0 million was recorded in March 2010. The remaining $3.3 million European segment charges related primarily to staff reductions and our ongoing efforts to reorganize our European operations. North American segment charges for the nine months ended September 30, 2010 of $2.4 million included stay bonuses and other costs associated with our initiative to transfer certain production activities. International segment charges for the nine months ended September 30, 2010 of $0.8 million were primarily related to severance costs associated with staff reductions in South Africa and China.

During the three and nine month periods ended September 30, 2009, we recorded charges of $0.8 million ($0.5 million after tax) and $9.9 million ($6.3 million after tax), respectively. North American segment charges of $8.7 million for the nine months ended September 30, 2009 related primarily to a focused voluntary retirement incentive program (North American VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the North American VRIP. North American VRIP non-cash special termination benefits expense of $6.7 million was recorded in January 2009. The remaining $2.0 million of North American segment charges related to layoffs and stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. European and International segment charges for the nine months ended September 30, 2009 of $0.4 million and $0.8 million, respectively, were primarily for severance costs related to staff reductions in Germany, Brazil, Australia and South Africa.

(3) Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2010	2009	2010	2009
Net income	$9,985	$11,133	$27,039	$30,734
Foreign currency translation adjustments	20,985	8,875	768	18,393

Comprehensive income	30,970	20,008	27,807	49,127
Comprehensive income attributable to noncontrolling interests	(1,131)	(322)	(1,260)	(1,398)

Comprehensive income attributable to Mine Safety Appliances Company	29,839	19,686	26,547	47,729

Components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30 2010	December 31 2009
Cumulative foreign currency translation adjustments	$14,679	$13,911
Pension and post-retirement plan adjustments	(59,767)	(59,767)

Accumulated other comprehensive loss	(45,088)	(45,856)

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of stock options and the vesting of restricted stock and performance stock, provided in each case that the effect is dilutive.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2010	2009	2010	2009
Net income attributable to Mine Safety Appliances Company	$9,603	$10,954	$26,336	$30,633
Preferred stock dividends	10	10	30	30

Income available to common shareholders	9,593	10,944	26,306	30,603

Basic earnings per common share	$0.27	$0.31	$0.73	$0.86

Diluted earnings per common share	$0.26	$0.30	$0.72	$0.85

Basic shares outstanding	35,917	35,680	35,819	35,662
Stock options and other stock compensation	474	258	547	198

Diluted shares outstanding	36,391	35,938	36,366	35,860

Antidilutive stock options	1,263	749	1,263	749

(5) Segment Information

We are organized into five geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended September 30, 2010
Sales to external customers	$111,915	$61,539	$68,565	$—	$242,019
Intercompany sales	22,987	21,242	4,450	(48,679)	—
Net income (loss) attributable to Mine Safety Appliances Company	10,463	(301)	3,317	(3,876)	9,603

Nine Months Ended September 30, 2010
Sales to external customers	$327,803	$174,569	$189,254	$—	$691,626
Intercompany sales	61,659	64,908	11,920	(138,487)	—
Net income (loss) attributable to Mine Safety Appliances Company	24,732	(7,247)	10,266	(1,415)	26,336

Three Months Ended September 30, 2009
Sales to external customers	$107,054	$64,937	$56,495	$—	$228,486
Intercompany sales	13,771	17,773	5,094	(36,638)	—
Net income (loss) attributable to Mine Safety Appliances Company	10,767	(1,060)	1,666	(419)	10,954

Nine Months Ended September 30, 2009
Sales to external customers	$330,133	$186,611	$157,149	$—	$673,893
Intercompany sales	42,637	63,294	10,585	(116,516)	—
Net income attributable to Mine Safety Appliances Company	25,403	2,155	3,031	44	30,633

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level. The loss of $3.9 million reported in reconciling items for the three months ended September 30, 2010 was primarily related to currency exchange losses and costs associated with acquisition activities.

In 2010, we changed the composition of our European and International segments to reflect new management responsibilities. Under the new structure, our operations in the Middle East, Egypt and India are reported in the European segment. Previously these operations were reported in the International segment. Comparative 2009 amounts have been revised to conform to the current year presentation. The effect of the revisions for the three months ended September 30, 2009 increased European segment sales and net income by $5.6 million and $0.6 million, respectively, and decreased International segment sales and net income by the corresponding amounts. The effect for the nine months ended September 30, 2009 increased European segment sales and net income by $14.5 million and $1.3 million, respectively, and decreased International segment sales and net income by the corresponding amounts.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Three months ended September 30
Service cost	$1,938	$2,016	$191	$181
Interest cost	4,682	4,742	432	469
Expected return on plan assets	(8,643)	(8,905)	—	—
Amortization of transition amounts	1	1	—	—
Amortization of prior service cost	25	34	(138)	(87)
Recognized net actuarial losses	160	65	210	263

Net periodic benefit (credit) cost	(1,837)	(2,047)	695	826

Nine months ended September 30
Service cost	$5,811	$5,907	$572	$543
Interest cost	14,048	14,005	1,297	1,409
Expected return on plan assets	(25,931)	(26,428)	—	—
Amortization of transition amounts	3	4	—	—
Amortization of prior service cost	77	103	(416)	(263)
Recognized net actuarial losses	433	182	630	787
Settlement loss	285	—	—	—
Termination benefits	1,372	6,411	—	250

Net periodic benefit (credit) cost	(3,902)	184	2,083	2,726

We made contributions of $3.5 million to our pension plans during the nine month period ended September 30, 2010. We expect to make total contributions of approximately $4.6 million to our pension plans in 2010.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the nine months ended September 30, 2010 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2010	$84,727	$13,543
Amortization expense	—	(1,750)
Currency translation and other	147	34

Net balances at September 30, 2010	84,874	11,827

At September 30, 2010, goodwill of approximately $63.5 million, $17.5 million, and $3.9 million related to the North American, European, and International operating segments, respectively.

(8) Inventories

(In thousands)	September 30 2010	December 31 2009
Finished products	$69,818	$54,958
Work in process	18,000	13,640
Raw materials and supplies	54,782	55,346

Total inventories	142,600	123,944

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

Stock compensation expense was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2010	2009	2010	2009
Stock compensation expense	$1,471	$1,248	$5,875	$4,622
Income tax benefit	539	445	2,118	1,642

Stock compensation expense, net of income tax benefit	932	803	3,757	2,980

A summary of stock option activity for the nine months ended September 30, 2010 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	2,085,075	$25.01
Granted	323,978	25.06
Exercised	(314,060)	9.71
Expired	(9,485)	46.73

Outstanding at September 30, 2010	2,085,508	27.23

Exercisable at September 30, 2010	1,128,264	27.90

A summary of restricted stock activity for the nine months ended September 30, 2010 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	338,206	$28.99
Granted	170,824	25.08
Vested	(45,989)	39.93

Unvested at September 30, 2010	463,041	26.46

A summary of performance stock unit activity for the nine months ended September 30, 2010 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	61,974	$17.83
Granted	41,984	24.63
Performance adjustment	(15,494)	17.83

Unvested at September 30, 2010	88,464	21.06

(10) Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange gains or losses. At September 30, 2010, the notional amount of open forward contracts was $40.3 million and the unrealized gain on these contracts was $0.7 million. All open forward contracts will mature during the fourth quarter of 2010.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments:

Derivatives not designated as hedging instruments:

(In thousands)	September 30, 2010	December 31, 2009
Foreign exchange contracts:
Prepaid expenses and other current assets	$711	$—
Other current liabilities	—	289

The following table presents the income statement location and impact of derivative financial instruments:

		Amount Recognized in Income
		Nine Months Ended September 30
(In thousands)	Income Statement Location	2010	2009
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses (gains)	$857	$2,822

(11) Income Taxes

At September 30, 2010, we had a gross liability for unrecognized tax benefits of $9.1 million. We have recognized tax benefits associated with these liabilities of $7.4 million at September 30, 2010. There have been no significant changes to the balances since December 31, 2009. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.7 million at September 30, 2010.

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

The valuation methodologies we used to measure financial assets and liabilities within the scope of the FASB statement were limited to the derivative financial instruments described in Notes 10 and 13. We estimate the fair value of these financial instruments, consisting of foreign currency forward contracts and fixed rate long-term debt, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of these financial instruments are classified within Level 2 of the fair value hierarchy.

(13) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At September 30, 2010, the reported carrying amount of our fixed rate long-term debt was $76.0 million and the fair value was $85.0 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of September 30, 2010.

(14) Contingencies

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 1,900 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 8,900 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

On July 26, 2010, we filed a complaint in Delaware state court seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action was to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Insurance receivables totaled $78.0 million at September 30, 2010, all of which is reported in other non-current assets. Insurance receivables totaled $91.7 million at December 31, 2009. Based upon our evaluation of applicable insurance coverage and our ongoing insurance recovery efforts, we believe that the recorded balances are fully recoverable.

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

(16) Subsequent Events

On October 13, 2010, we acquired 100% of General Monitors for $280.0 million in cash, along with the assumption of certain liabilities. The purchase price is subject to a working capital adjustment. There is no contingent consideration. General Monitors, which is headquartered in Lake Forest, California, is a leading innovator and developer of advanced flame and gas detection systems that are used in a broad range of oil and gas exploration and refining applications and in diverse industrial plant settings. In addition to providing us with greater access to the global oil and gas market, we believe that the acquisition of General Monitors significantly enhances our fixed gas detection capabilities by providing us with world-class research and development talent and an industry-leading product line.

Goodwill related to the General Monitors acquisition, which is expected to be primarily included in the North American and European operating segments, is expected to be deductible for tax purposes.

Our results for the three and nine months ended September 30, 2010 include transaction and integration costs of $2.5 million ($1.6 million after tax). These costs are reported in selling, general and administrative expenses. We expect that additional transaction and integration costs of approximately $4.5 million ($2.9 million after tax) will be incurred during the fourth quarter of 2010.

General Monitors operating results will be included in our financial statements from the acquisition date.

At the date of issuance of these financial statements, the initial purchase accounting was not complete.

On October 13, 2010, we entered into a credit agreement establishing an unsecured senior revolving credit facility. The revolving facility provides for borrowings of up to $250.0 million and matures in October 2015. Borrowings made under the facility may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing debt. Borrowings under the revolving credit facility will bear interest at a variable annual rate. The credit agreement also provides for an uncommitted incremental facility that permits us to request an increase in the senior revolving credit facility of up to $50.0 million.

On October 13, 2010, we issued $100.0 million in 4.00% Series A Senior Notes. The Senior Notes will mature on October 13, 2021 and are payable in five annual installments of $20.0 million, commencing October 13, 2017. Interest is payable quarterly beginning January 13, 2011. The notes are unsecured.

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

ACQUISITION OF GENERAL MONITORS

On October 13, 2010, we strengthened our presence in oil, gas and petrochemical markets by acquiring General Monitors of Lake Forest, California. General Monitors is a leading innovator and developer of advanced flame and gas detection systems that are used in a broad range of oil and gas exploration and refining applications and in diverse industrial plant settings. In addition to providing us with greater access to the global oil and gas market, we believe that the acquisition significantly enhances our long-term corporate strategy in fixed gas detection by providing us with world-class research and development talent and an industry-leading product line. We have assembled a joint cross-functional integration team to ensure the successful integration of our operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net sales. Net sales for the three months ended September 30, 2010 were $242.0 million, an increase of $13.5 million, or 6%, compared with $228.5 million for the three months ended September 30, 2009.

	Three Months Ended September 30		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2010	2009
North America	$111.9	$107.1	$4.8	5%
Europe	61.5	64.9	(3.4)	(5)
International	68.6	56.5	12.1	21

Net sales by the North American segment were $111.9 million for the third quarter of 2010, an increase of $4.8 million, or 5%, compared to $107.1 million for the third quarter of 2009. During the third quarter, we continued to see strong demand in our core industrial markets, which led to higher shipments of instruments and head protection, up $5.4 million and $4.5 million, respectively. These increases were partially offset by lower sales of self contained breathing apparatus (SCBAs) in the fire service market, down $2.6 million, and gas masks in homeland security and law enforcement markets, down $2.2 million.

Net sales for the European segment were $61.5 million for the third quarter of 2010, a decrease of $3.4 million, or 5%, compared to $64.9 million for the third quarter of 2009. Local currency sales in Europe increased $2.1 million during the third quarter of 2010, reflecting improved sales of SCBAs in Germany and instruments in northern Europe. The unfavorable translation effects of a weaker euro in the current quarter decreased European segment sales, when stated in U.S. dollars, by $5.5 million.

Net sales for the International segment were $68.6 million in the third quarter of 2010, an increase of $12.1 million, or 21%, compared to $56.5 million for the third quarter of 2009. Local currency sales in the International segment increased $9.1 million in the current quarter, reflecting strong sales in Africa and Latin America, primarily in mining markets. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $3.0 million, primarily related to the strengthening of the Australian dollar, South African rand, and Brazilian real.

Cost of products sold. Cost of products sold was $151.3 million in the third quarter of 2010, compared to $145.4 million in the third quarter of 2009. Higher cost of products sold in the current quarter reflects the previously-discussed sales growth.

Gross profit. Gross profit for the third quarter of 2010 was $90.7 million, which was $7.6 million, or 9%, higher than gross profit of $83.1 million in the third quarter of 2009. The ratio of gross profit to net sales was 37.5% in the third quarter of 2010 compared to 36.4% in the same quarter last year. The higher gross profit ratio in the third quarter of 2010 was primarily related to sales mix.

Selling, general and administrative expenses. Selling, general and administrative expenses were $61.2 million during the third quarter of 2010, an increase of $3.9 million, or 7%, compared to $57.3 million in the third quarter of 2009. Selling, general and administrative expenses were 25.3% of net sales in the third quarter of 2010, compared to 25.1% of net sales in the third quarter of 2009. The increase in selling, general, and administrative expenses for the third quarter 2010 includes $2.5 million in charges related to the acquisition of General Monitors. Excluding these charges, selling, general and administrative expenses were 24.2% of net sales in the third quarter of 2010. Local currency selling, general and administrative expenses in the European and International segments were up $0.5 million and $1.2 million, respectively, in the current period, primarily to support increased sales activity. Currency exchange effects decreased third quarter 2010 selling, general and administrative expenses, when stated in U.S. dollars, by $0.8 million.

Research and development expense. Research and development expense was $7.9 million during the third quarter of 2010, an increase of $0.8 million, or 12%, compared to $7.1 million during the third quarter of 2009. The increase reflects our continued focus on developing innovative new products.

Restructuring and other charges. During the third quarters of 2010 and 2009, we recorded charges of $2.1 million ($1.4 million after tax) and $0.8 million ($0.5 million after tax), respectively. The charges in both quarters related to the transfer of certain production activities in North America and our ongoing efforts to reorganize our European operations.

Currency exchange. We reported currency exchange losses of $3.5 million in the third quarter of 2010. The losses in the third quarter of 2010 were largely unrealized and related to the effect of a stronger euro on inter-company balances.

Income taxes. The effective tax rate for the third quarter of 2010 was 34.7%, compared to 31.6% for the same quarter last year. The third quarter 2009 provision for income taxes included a tax benefit of $1.0 million to recognize a deferred tax asset related to net operating losses in South Africa. Excluding this benefit, the third quarter 2009 effective tax rate was 37.8%. The lower effective tax rate in the current quarter was primarily due to a more favorable foreign tax profile.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the third quarter of 2010 was $9.6 million, or $0.27 per basic share, compared to $11.0 million, or $0.31 per basic share, for the same quarter last year. The $1.4 million decrease in net income for the third quarter of 2010 was related to currency exchange losses and costs associated with the acquisition of General Monitors, partially offset by improved operating results in the International and European segments.

North American segment net income for the third quarter of 2010 was $10.5 million, a decrease of $0.3 million, or 3%, compared to $10.8 million in the third quarter of 2009.

The European segment reported a net loss for the third quarter of 2010 of $0.3 million, compared to a net loss of $1.1 million during the third quarter of 2009. The improvement related to the modest increase in local currency sales. Currency translation effects reduced the current quarter loss, when stated in U.S. dollars, by $0.2 million.

International segment net income for the third quarter of 2010 was $3.3 million, an increase of $1.6 million, compared to $1.7 million in the same quarter last year. Higher net income was primarily related to higher sales, partially offset by higher selling, general and administrative expenses. Currency translation effects were not significant.

The loss of $3.9 million reported in reconciling items for the third quarter of 2010 was primarily related to currency exchange losses and costs associated with the acquisition of General Monitors.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net sales. Net sales for the nine months ended September 30, 2010 were $691.6 million, an increase of $17.7 million, or 3%, compared with $673.9 million for the nine months ended September 30, 2009.

	Nine Months Ended September 30		Dollar (Decrease) Increase	Percent (Decrease) Increase
(In millions)	2010	2009
North America	$327.8	$330.1	$(2.3)	(1%)
Europe	174.6	186.6	(12.0)	(6)
International	189.3	157.1	32.2	20

Net sales by the North American segment were $327.8 million for the nine months ended September 30, 2010, a decrease of $2.3 million, or 1%, compared to $330.1 million for the same period in 2009. During the nine months ended September 30, 2010, we have seen growing demand in core industrial markets, resulting in higher shipments of instruments, head protection and respirators, up $13.5 million, $10.6 million and $3.7 million, respectively. These increases were offset by lower sales of SCBAs, ballistic helmets and gas masks. SCBA sales in the current period were down $16.1 million, reflecting continued weakness in the fire service market and lower sales of our Firehawk® M7 Responder to the U.S. Air Force. Sales of the Advanced Combat Helmet (ACH) were $3.8 million lower in the current period, as we transitioned to a new contract. Gas mask shipments were $6.4 million lower, primarily in homeland security and law enforcement markets.

Net sales for the European segment were $174.6 million for the nine months ended September 30, 2010, a decrease of $12.0 million, or 6%, compared to $186.6 million for the same period in 2009. Local currency sales in Europe decreased $7.7 million for the nine months ended September 30, 2010. The decrease occurred primarily in Eastern Europe where sales were down $6.5 million on lower shipments of SCBAs and fire helmets to the fire service market. Sales in Western Europe were $1.2 million lower in the current period, reflecting lower shipments of disposable respirators. Disposable respirator sales were unusually high in 2009 in response to the swine flu epidemic. Unfavorable translation effects of weaker European currencies, particularly the euro, in the current period decreased European segment sales, when stated in U.S. dollars, by approximately $4.3 million.

Net sales for the International segment were $189.3 million for the nine months ended September 30, 2010, an increase of $32.2 million, or 20%, compared to $157.1 million in the same period in 2009. Local currency sales of the International segment increased $15.2 million during the current period. Local currency sales in Latin America were up $18.9 million, reflecting higher sales of head protection, and instruments, primarily in mining markets. This increase was partially offset by a $5.6 million decrease in sales in China, primarily due to lower shipments of SCBAs. Prior year sales in China benefited from a large SCBA order for the Hong Kong Fire Service. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $17.0 million, primarily related to a strengthening of the Australian dollar, South African rand, and Brazilian real.

Cost of products sold. Cost of products sold was $428.3 million for the nine months ended September 30, 2010, compared to $422.5 million in the same period in 2009. Higher cost of products sold in the current period reflects the previously-discussed sales growth.

Gross profit. Gross profit for the nine months ended September 30, 2010 was $263.4 million, which was $12.0 million, or 5%, higher than gross profit of $251.4 million in the same period in 2009. The ratio of gross profit to net sales was 38.1% in the current period compared to 37.3% in the same period last year. The higher gross profit ratio in the nine months ended September 30, 2010 was primarily related to sales mix.

Selling, general and administrative expenses. Selling, general and administrative expenses were $184.0 million during the nine months ended September 30, 2010, an increase of $13.8 million, or 8%, compared to $170.2 million in the same period in 2009. Selling, general and administrative expenses were 26.6% of net sales in the current period compared to 25.3% of net sales in the same period last year. Selling, general, and administrative expenses for the current period includes $2.5 million in charges related to the acquisition of General Monitors. Current period selling, general and administrative expenses in the North American segment were $3.3 million or 5% higher than the same period last year. The increase in North America selling, general and administrative expenses was primarily related to legal fees and other professional services associated with our ongoing insurance coverage litigation and higher selling expenses. Local currency selling, general and administrative expenses in the European and International segments were up $1.0 million and $4.0 million, respectively, in the current period, primarily to support increased selling activity. Currency exchange effects increased European and International segment administrative expenses for the nine months ended September 30, 2010, when stated in U.S. dollars, by $3.0 million, primarily related to the strengthening of the Australian dollar, South African rand, and Brazilian real, partially offset by the weakening of the euro.

Research and development expense. Research and development expense was $24.0 million during the nine months ended September 30, 2010, an increase of $2.6 million, or 12.0%, compared to $21.4 million during the same period last year. The increase reflects our ongoing focus on developing innovative new products.

Restructuring and other charges. During the nine months ended September 30, 2010, we recorded charges of $11.5 million ($7.5 million after tax). European segment charges of $8.3 million for the nine months ended September 30, 2010 related primarily to a focused voluntary retirement incentive program in Germany (German VRIP). During the first quarter of 2010, 27 employees made irrevocable elections to retire under the terms of the German VRIP. German VRIP termination benefit expense of $5.0 million was recorded in March 2010. The remaining $3.3 million European segment charges related primarily to staff reductions and our ongoing efforts to reorganize our European operations. North American segment charges for the nine months ended September 30, 2010 of $2.4 million included stay bonuses and other costs associated with our initiative to transfer certain production activities. International segment charges for the nine months ended September 30, 2010 of $0.8 million were primarily related to severance costs associated with staff reductions in South Africa and China.

During the nine months ended September 30, 2009, we recorded charges of $9.9 million ($6.3 million after tax). North American segment charges of $8.7 million for the nine months ended September 30, 2009 related primarily to a focused voluntary retirement incentive program (North American VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the North American VRIP. These employees retired on January 31, 2009. North American VRIP non-cash special termination benefits expense of $6.7 million was recorded in January 2009. The remaining $2.0 million of North American segment charges related to costs associated with layoffs and stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. European and International segment charges for the nine months ended September 30, 2009 of $0.4 million and $0.8 million, respectively, were primarily for severance costs related to staff reductions in Germany, Brazil, Australia and South Africa.

Income taxes. The effective tax rate for the nine months ended September 30, 2010 was 34.7% compared to 33.9% for the same period last year. The provision for income taxes for the nine months ended September 30, 2009, included a tax benefit of $1.0 million to recognize a deferred tax asset related to net operating losses in South Africa. Excluding this benefit, the 2009 effective tax rate was 36.0%. The lower effective tax rate in the current period was primarily due to the domestic production deduction in the U.S., partially offset by the expiration of the research and development tax credit.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the nine months ended September 30, 2010 was $26.3 million, or $0.73 per basic share, compared to $30.6 million, or $0.86 per basic share, for the same period last year.

North American segment net income for the nine months ended September 30, 2010 was $24.7 million, a decrease of $0.7 million, or 3%, compared to $25.4 million in the same period last year. North American segment net income for the nine months ended September 30, 2009 included a $4.4 million after-tax non-cash charge related to the voluntary retirement incentive program in the U.S. Excluding this one-time charge, North American segment net income was down $5.1 million in the current period. The decrease reflects lower sales and higher operating expenses in the current period.

The European segment reported a net loss for the nine months ended September 30, 2010 of $7.2 million, compared to net income of $2.2 million in the same period last year. The decrease in European segment net income during the nine months ended September 30, 2010 includes after-tax charges of $5.6 million related to the German VRIP and other costs associated with our ongoing efforts to reorganize European operations. The remainder of the decrease was primarily due to the previously discussed decrease in sales. Currency translation effects increased current period European segment net income, when stated in U.S. dollars, by approximately $0.9 million.

International segment net income for the nine months ended September 30, 2010 was $10.3 million, an increase of $7.3 million, compared to $3.0 million during the same period last year. Higher net income was primarily related to the increase in sales, partially offset by higher selling, general, and administrative expense. Currency translation effects increased current period International segment net income, when stated in U.S. dollars by approximately $0.7 million.

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

Cash and cash equivalents decreased $14.6 million during the nine months ended September 30, 2010, compared to increasing $7.7 million during the same period in 2009.

Operating activities provided cash of $1.6 million during the nine months ended September 30, 2010, compared to providing cash of $87.1 million during the same period in 2009. Significantly lower operating cash flow during the nine months ended September 30, 2010 reflects a $71.7 million unfavorable change associated with working capital and a $13.9 million decrease in operating cash flow before changes in working capital. Lower operating cash flow before changes in working capital was primarily due to lower net income and less favorable adjustments for non-cash items. Trade receivables were $186.1 million at September 30, 2010, compared to $173.4 million at December 31, 2009. LIFO inventories were $142.6 million at September 30, 2010, compared to $123.9 million at December 31, 2009. The $12.7 million increase in trade receivables reflects a $11.8 million increase in local currency balances, primarily in North America, and a $0.9 million increase, when stated in U.S. dollars, due to currency translation effects. The increase in trade receivables occurred primarily in North America and reflects the impact of higher sales. The $18.7 million increase in inventories reflects a $17.8 million increase in local currency inventories, and a $0.9 million increase, when stated by U.S. dollars, due to currency translation effects. Increased inventory levels are primarily in anticipation of higher customer demand.

Investing activities used cash of $15.2 million during the nine months ended September 30, 2010, compared to using $20.6 million in the same period last year. The decrease in cash used for investing activities related primarily to lower property additions in the current period. During the nine months ended September 30, 2010 and 2009, we used cash of $16.6 million and $20.7 million, respectively, for property additions. Higher property additions in 2009 were related primarily to production equipment and software purchases in North America.

Financing activities used cash of $1.8 million during the nine months ended September 30, 2010, compared to using $61.6 million during the same period in 2009. During the third quarter 2010, we borrowed $35.1 million on our short-term line of credit, compared to making payments of $23.2 million for the same period last year. We paid cash dividends of $26.8 million and $25.9 million in the nine months ended September 30, 2010 and 2009, respectively.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at September 30, 2010 resulted in a translation gain of $0.8 million being credited to the cumulative translation adjustments shareholders’ equity account during the nine months ended September 30, 2010, compared to a gain of $18.4 million during the same period in 2009. The translation gain during the nine months ended September 30, 2009 was primarily related to the strengthening of the euro, South African rand, the Brazilian real and the Australian dollar.

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

Various lawsuits and claims arising in the normal course of business are pending against us. These lawsuits are primarily product liability claims. We are presently named as a defendant in approximately 1,900 lawsuits, primarily involving respiratory protection products allegedly manufactured and sold by us. Collectively, these lawsuits represent a total of approximately 8,900 plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured by us. Consistent with the experience of other companies involved in silica and asbestos-related litigation, in recent years there has been an increase in the number of asserted claims that could potentially involve us. We cannot determine our potential maximum liability for such claims, in part because the defendants in these lawsuits are often numerous, and the claims generally do not specify the amount of damages sought.

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

On July 26, 2010, we filed a complaint in Delaware state court seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action was to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers.

We regularly evaluate the collectibility of insurance receivables and record the amounts that we conclude are probable of collection based on our analysis of our various policies, pertinent case law interpreting comparable policies and our experience with similar claims. Insurance receivables totaled $78.0 million at September 30, 2010, all of which is reported in other non-current assets. Insurance receivables totaled $91.7 million at December 31, 2009. Based upon our evaluation of applicable insurance coverage and our ongoing insurance recovery efforts, we believe that the recorded balances are fully recoverable.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the nine months ended September 30, 2010 by approximately $36.4 million and $0.3 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2010, we had open foreign currency forward contracts with a U.S. dollar notional value of $40.3 million. A hypothetical 10% increase in September 30, 2010 forward exchange rates would result in a $4.0 million increase in the fair value of these contracts.

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

We have $76.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $1.3 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2010	—	$—	—	1,944,120
August 1 – August 31, 2010	—	—	—	2,135,974
September 1 – September 30, 2010	49,485	24.53	—	1,797,056

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

Shares purchased during September 2010 related to stock compensation transactions.

Item 6.    EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. (S)1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

October 28, 2010	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President — Finance; Duly Authorized Officer and Principal Financial Officer