Form 10-K
period 2010-12-31
MINE SAFETY APPLIANCES CO
filed 2011-02-28
CIK 66570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

MSA Corporate Center 1000 Cranberry Woods Drive Cranberry Township, Pennsylvania	16066
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (724) 776-8600

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, no par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of February 15, 2011, there were outstanding 36,519,726 shares of common stock, no par value, not including 1,360,714 shares held by the Mine Safety Appliances Company Stock Compensation Trust. The aggregate market value of voting stock held by non-affiliates as of June 30, 2010 was approximately $737 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the May 11, 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

PART I

Item 1. Business

Overview—Mine Safety Appliances Company was incorporated in Pennsylvania in 1914. We are a global leader in the development, manufacture and supply of products that protect people’s health and safety. Our safety products typically integrate any combination of electronics, mechanical systems, and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive line of safety products is used by workers around the world in the fire service, homeland security, oil and gas, construction, and other industries, as well as the military. Our broad product offering includes self-contained breathing apparatus, or SCBAs, gas masks, gas detection instruments, head protection, respirators, thermal imaging cameras, fall protection, and ballistic helmets and body armor. We also provide a broad offering of consumer and contractor safety products through retail channels.

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

Segments—We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three reportable geographic segments: North America, Europe, and International. Segment information is presented in the note entitled “Segment Information” in Item 8—Financial Statements and Supplementary Data.

Because our financial statements are stated in U.S. dollars, currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Principal Products—We manufacture and sell a comprehensive line of safety products to protect workers around the world in the fire service, homeland security, oil and gas, construction, and other industries, as well as the military. We also provide a broad offering of consumer and contractor safety products through retail channels. Our products protect people against a wide variety of hazardous or life-threatening situations. The following is a brief description of each of our principal product categories:

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

•

Single- and multi-gas hand-held detectors. Our single- and multi-gas detectors provide portable solutions for detecting the presence of oxygen, combustible gases and various toxic gases, including hydrogen sulfide, carbon monoxide, ammonia and chlorine, either singularly or up to six gases at once. Our hand-held portable instruments are used by chemical workers, oil and gas workers, utility workers entering confined spaces, or anywhere a user needs to continuously monitor the quality of the atmosphere they are working in and around. Our ALTAIR $X multi-gas detector with xcell sensor technology provides faster response times and unsurpassed durability in a tough, easy to operate package.

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

•

Fire helmets. Our fire service products include leather, traditional, modern, and specialty helmets designed to satisfy the preferences of firefighters across geographic regions. Our CairnsHELMET is the number one helmet in the North American fire service market based on 2010 sales. Similarly, our Gallet firefighting helmet has a number one market position in Europe based on 2010 sales.

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

Customers—Our customers generally fall into three categories: industrial and military end-users, distributors, and retail consumers. In North America, we make nearly all of our non-military sales through our distributors. In our European and International segments, we make our sales through both indirect and direct sales channels. Our U.S. military customers, which are comprised of multiple U.S. government entities, including the Department of Defense, accounted for approximately 4% of our 2010 sales. The year-end backlog of orders under contracts with U.S. government agencies was $56.0 million in 2010, $18.3 million in 2009, and $23.4 million in 2008.

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

In areas where we use indirect selling, we promote, distribute, and service our products to general industry through select authorized national, regional, and local distributors. Some of our key distributors include Airgas, W.W. Grainger Inc., Fastenal, and Hagemeyer. In North America, we distribute fire service products primarily through specially trained local and regional distributors who provide advanced training and service capabilities to volunteer and paid municipal fire departments. In our European and International segments, we primarily sell to and service the fire service market directly. Because of our broad and diverse product line and our desire to reach as many markets and market segments as possible, we have over 4,000 authorized distributor locations worldwide.

We market consumer products under the MSA Safety Works brand through a dedicated sales and marketing force. We serve the retail consumer through various channels, including distributors, such as Orgill, hardware and equipment rental outlets, such as United Rentals, and retail chains, such as The Home Depot, TrueValue and Do-it Best.

Competition—We believe the worldwide personal protection equipment market, including the sophisticated safety products market in which we compete, generates annual sales in excess of $19 billion. The industry supplying this market is broad and highly fragmented with few participants offering a comprehensive line of safety products. Over the long-term, we believe global demand for safety products will be stable or growing because purchases of these products are non-discretionary since they protect workers in hazardous and life-threatening work environments and because their use is often mandated by government and industry regulations. Moreover, safety products industry revenues reflect the need to consistently replace many safety products that have limited life spans due to normal wear-and-tear or because they are one-time use products by design.

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

Research and Development—To maintain our position at the forefront of safety equipment technology, we operate several sophisticated research and development facilities. We believe our dedication and commitment to innovation and research and development allow us to produce innovative safety products that are often first to market and exceed industry standards. In 2010, 2009, and 2008, on a global basis, we spent $32.8 million, $28.8 million, and $35.0 million, respectively, on research and development. Our primary engineering groups are located in the United States, Germany, and China, and to a lesser extent in France. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the company, including research and development, marketing, sales, operations, and quality management. These teams are responsible for setting product line strategy based on their understanding of the markets and the technologies, opportunities and challenges they foresee in each product area. We believe our team-based, cross-geographic and cross-functional approach to new product development is a source of competitive advantage. Our approach to the new product development process allows us to tailor our product offerings and product line strategies to satisfy distinct customer preferences and industry regulations that vary across our three geographic segments.

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

Associates—At December 31, 2010, we had approximately 5,200 associates, approximately 3,100 of whom were employed by our European and International segments. None of our U.S. associates are subject to the provisions of a collective bargaining agreement. Some of our associates outside the United States are members of unions. We have not experienced a work stoppage in over 10 years and believe our relations with our associates are good.

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

Item 1A. Risk Factors

The speed and duration of the economic recovery could materially and adversely affect our business, results of operations, and financial condition.

The recent global recession, distress in the financial markets and general uncertainty about the economy had a significant negative impact on governments, businesses and consumers around the world. The effects of the recession and the ongoing recovery may impact the operations or liquidity of any party with whom we conduct business and could adversely affect our business. If the speed and duration of the recovery is protracted, we could experience declines in revenue, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by the economic challenges faced by our customers and suppliers. We are unsure of the continuing duration of the recession and the length of the recovery. However, a slow and protracted recovery could have a material adverse effect on our business, results of operations and financial condition.

A reduction in the spending patterns of government agencies could materially and adversely affect our net sales, earnings and cash flow.

The demand for our products sold to the fire service market, the homeland security market, and to U.S. government agencies, including the Department of Defense, is, in large part, driven by available government funding. For example, the level of government funding in these markets increased significantly after the attacks of September 11, 2001, fueling the demand for many of our products such as SCBAs, gas masks, and Advanced Combat Helmets, and declined in 2005 and 2006, as government funding priorities changed. Approximately 4% of our net sales for the year ended December 31, 2010 were made directly to U.S. military customers. Government budgets are set annually and we cannot assure you that government funding will be sustained at the same level in the future. A significant reduction in available government funding could materially and adversely affect our net sales, earnings and cash flow.

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

We have business operations in over 30 foreign countries. In 2010, approximately 57% of our net sales were made by operations located outside the United States. Our international operations are subject to various political, economic, and other risks and uncertainties, which could adversely affect our business. These risks include the following:

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

If we are unable to integrate or successfully manage businesses that we have recently acquired or may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and increased revenue, which may result in materially adverse short- and long-term effects on our operating results, financial condition and liquidity. Even if we are able to integrate the operations of our acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame, and such benefits may be offset by costs incurred in integrating the acquired companies and increases in other expenses.

Because we derive a significant portion of our sales from the operations of our foreign subsidiaries, future currency exchange rate fluctuations may adversely affect our results of operations and financial condition, and may affect the comparability of our results between financial periods.

For the year ended December 31, 2010, the operations in our European and International segments accounted for approximately 52% of our net sales. The results of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years, and may continue to do so in the future. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position, and may affect the comparability of our results between financial periods. We cannot assure you that we will be able to effectively manage our exchange rate risks or that any volatility in currency exchange rates will not have a materially adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 1000 Cranberry Woods Drive, Cranberry Township, PA 16066 in a 212,000 square-foot building owned by us. We own or lease our primary facilities in the United States and in a number of other countries. We believe that all of our facilities, including the manufacturing facilities, are in good repair and in suitable condition for the purposes for which they are used.

The following table sets forth a list of our primary facilities:

Location	Function	Square Feet	Owned or Leased
North America
Murrysville, PA	Manufacturing	295,000	Owned
Cranberry Twp., PA	Office, Research and Development, and Manufacturing	212,000	Owned
St. Pauls, NC	Manufacturing	144,000	Leased
Jacksonville, NC	Manufacturing	107,000	Owned
Queretaro, Mexico	Office, Manufacturing and Distribution	77,000	Leased
Cranberry Twp., PA	Research and Development	68,000	Owned
Lake Forest, CA	Office, Research and Development and Manufacturing	62,000	Leased
Corona, CA	Manufacturing	19,000	Leased
Newport, VT	Manufacturing	12,000	Leased
Bowling Green, KY	Office, Research and Development, and Manufacturing	7,000	Leased
Lake Forest, CA	Office	6,000	Owned
Toronto, Canada	Distribution	5,000	Leased

Europe
Berlin, Germany	Office, Research and Development, Manufacturing, and Distribution	340,000	Leased
Chatillon sur Chalaronne, France	Office, Research and Development, Manufacturing, and Distribution	94,000	Owned
Glasgow, Scotland	Office	25,000	Leased
Milan, Italy	Office and Distribution	25,000	Owned
Mohammedia, Morocco	Manufacturing	24,000	Owned
Galway, Ireland	Office and Manufacturing	20,000	Owned
Ballerup, Denmark	Office and Manufacturing	10,000	Leased

Location	Function	Square Feet	Owned or Leased
International
Suzhou, China	Office, Research and Development, Manufacturing, and Distribution	168,000	Owned
Johannesburg, South Africa	Office, Manufacturing, and Distribution	89,000	Leased
Sydney, Australia	Office, Manufacturing, and Distribution	84,000	Owned
Sao Paulo, Brazil	Office, Manufacturing, and Distribution	74,000	Owned
Lima, Peru	Office and Distribution	34,000	Owned
Rajarhat, India	Office and Distribution	10,000	Leased
Buenos Aires, Argentina	Office and Distribution	9,000	Owned

Item 3. Legal Proceedings

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims, based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes, and other relevant information. The reserve for single incident product liability claims was $5.2 million and $5.9 million at December 31, 2010 and 2009, respectively. Single incident product liability expense during the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $0.5 million, and $2.7 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos, and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. We are presently named as a defendant in approximately 1,900 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged, the amount of damages sought, and potentially involve multiple defendants.

Cumulative trauma product liability litigation is difficult to predict. In our experience, until late in a lawsuit, we cannot reasonably determine whether it is probable that any given cumulative trauma lawsuit will ultimately result in a liability. This uncertainty is caused by many factors, including the following: cumulative trauma complaints generally do not provide information sufficient to determine if a loss is probable; cumulative trauma litigation is inherently unpredictable and information is often insufficient to determine if a lawsuit will develop into an actively litigated case; and even when a case is actively litigated, it is often difficult to determine if the lawsuit will be dismissed or otherwise resolved until late in the lawsuit. Moreover, even once it is probable that such a lawsuit will result in a loss, it is difficult to reasonably estimate the amount of actual loss that will be incurred. These amounts are highly variable and turn on a case-by-case analysis of the relevant facts, which are often not learned until late in the lawsuit.

Because of these factors, we cannot reliably determine our potential liability for such claims until late in the lawsuit. We, therefore, do not record cumulative trauma product liability losses when a lawsuit is filed, but rather, when we learn sufficient information to determine that it is probable that we will incur a loss and the amount of loss can be reasonably estimated. We record expenses for defense costs associated with open cumulative trauma product liability lawsuits as incurred.

We cannot estimate any amount or range of possible losses related to resolving pending and future cumulative trauma product liability claims that we may face because of the factors described above. As new information about cumulative trauma product liability cases and future developments becomes available, we reassess our potential exposures.

A summary of cumulative trauma product liability claims activity follows:

	2010	2009	2008
Open claims, January 1	2,480	2,550	2,450
New claims	260	220	320
Settled and dismissed claims	(840)	(290)	(220)

Open claims, December 31	1,900	2,480	2,550

With some common contract exclusions, we maintain insurance for cumulative trauma product liability claims. We have purchased insurance policies from over 20 different insurance carriers that provide coverage for cumulative trauma product liability losses and related defense costs. In the normal course of business, we make payments to settle product liability claims and for related defense costs. We record receivables for the amounts that are covered by insurance. The available limits of these policies are many times our recorded insurance receivable balance.

Various factors could affect the timing and amount of recovery of our insurance receivables, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage, and the extent to which insurers may become insolvent in the future.

Our insurance receivables totaled $89.0 million December 31, 2010, all of which is reported in other non-current assets, and $91.7 million at December 31, 2009, of which $29.0 million is reported in other current assets and $62.7 million in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	2010	2009	2008
Balance January 1	$91.7	$60.6	39.1
Additions	30.9	33.1	22.8
Collections and settlements	(33.6)	(2.0)	(1.3)

Balance December 31	89.0	91.7	60.6

Additions to insurance receivables in the above table represent insured cumulative trauma product liability settlements and related defense costs. Uninsured cumulative trauma product liability losses during the years ended December 31, 2010, 2009, and 2008 were $0.2 million, $1.7 million, and $1.6 million, respectively.

Our aggregate cumulative trauma product liability settlement, administrative and defense costs for the years ended December 31, 2010, 2009, and 2008 total approximately $90.3 million, substantially all of which was insured.

We believe that the increase in the insurance receivable balance that we have experienced since 2005 is primarily due to disagreements among our insurance carriers, and consequently with us, as to when their individual obligations to pay us are triggered and the amount of each insurer’s obligation, as compared to other insurers. We believe that our insurers do not contest that they have issued policies to us or that these policies cover cumulative trauma product liability claims. Our ability to resolve our insurance litigations with Century Indemnity Company and Columbia Casualty Company successfully during 2010 demonstrates that we had strong legal positions concerning our rights to coverage.

We regularly evaluate the collectability of the insurance receivables and record the amounts that we conclude are probable of collection. Our conclusion is based on our analysis of the terms of the underlying insurance policies, our experience in successfully recovering cumulative trauma product liability claims from our insurers under other policies, the financial ability of our insurance carriers to pay the claims, our understanding and interpretation of the relevant facts and applicable law, and the advice of legal counsel, who believe that our insurers are required to provide coverage based on the terms of the policies.

Although the outcome of cumulative trauma product liability matters cannot be predicted with certainty and unfavorable resolutions could materially affect our results of operations on a quarter-to-quarter basis, based on information currently available and the amounts of insurance coverage available to us, we believe that the disposition of cumulative trauma product liability lawsuits that are pending against us will not have a materially adverse effect on our future results of operations, financial condition, or liquidity.

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

On April 9, 2010, North River filed a complaint against us and two excess insurance carriers in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Northbrook Insurance Company. We filed a motion to dismiss the declaratory judgment claim and a counter claim for breach of contract against North River and the two excess carriers. The court stayed the declaratory judgment claim and the breach of contract claim is now in discovery. We believe that Pennsylvania law supports our position that North River has insurance responsibilities to indemnify us against various product liability claims to the full limits of these policies.

During May 2010, we resolved the coverage litigation with Century Indemnity Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

During July 2010, we resolved the coverage litigation with Columbia Casualty Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

On July 26, 2010, we filed a complaint in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers.

In December 2010, North River filed a motion to dismiss or stay the Delaware action asserting that the previously-discussed cases in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania were capable of resolving the claims presented in the Superior Court of the State of Delaware action.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2010.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers as of February 28, 2011, indicating all positions held during the past five years:

Name	Age	Title
William M. Lambert(a)	52	President and Chief Executive Officer since May 2008.

Joseph A. Bigler(b)	61	Vice President and President, MSA North America since May 2007.

Kerry M. Bove(c)	52	Vice President, Global Operational Excellence since May 2007.

Rob Cañizares(d)	61	Executive Vice President and President, MSA International since May 2007.

Ronald N. Herring, Jr.(e)	50	Vice President, Global Product Leadership since May 2007.

Douglas K. McClaine	53	Vice President, Secretary and General Counsel.

Paul R. Uhler(f)	52	Vice President, Global Human Resources since May 2007.

Markus H. Weber (g)	46	Vice President and Chief Information Officer since April 2010.

Dennis L. Zeitler(h)	62	Senior Vice President, Chief Financial Officer and Treasurer since June 2007.

(a)	Prior to his present position, Mr. Lambert held the positions of President and Chief Operating Officer; Vice President and President, MSA North America; and Vice President and General Manager of the Safety Products Division.

(b)	Prior to his present position, Mr. Bigler was Vice President, primarily responsible for North American Sales and Distribution.

(c)	Prior to his present position, Mr. Bove was Vice President, primarily responsible for Global Manufacturing Operations and Materials Management.

(d)	Prior to his present position, Mr. Cañizares was Vice President and President, MSA International.

(e)	Prior to his present position, Mr. Herring held the positions of Vice President, primarily responsible for Global Marketing, Research and Engineering and Quality Assurance; and General Manager, Safety Products Division.

(f)	Prior to his present position, Mr. Uhler held the positions of Vice President, primarily responsible for North American Human Resources and Corporate Communications; Director of Human Resources and Corporate Communications; and Director of Operations, Safety Products Division.

(g)	Prior to joining MSA, Mr. Weber served as Chief Information Officer of Berlin-Chemie AG.

(h)	Prior to his present position, Mr. Zeitler was Vice President, Chief Financial Officer and Treasurer.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “MSA”. Stock price ranges and dividends declared were as follows:

	Price Range of Our Common Stock		Dividends
	High	Low
Year ended December 31, 2009
First Quarter	$24.45	$15.82	$0.24
Second Quarter	26.00	19.18	0.24
Third Quarter	29.60	21.75	0.24
Fourth Quarter	27.99	23.62	0.24

Year ended December 31, 2010
First Quarter	$28.21	$22.79	$0.24
Second Quarter	30.93	24.67	0.25
Third Quarter	27.77	22.40	0.25
Fourth Quarter	32.62	26.28	0.25

On February 15, 2011, there were 455 registered holders of our shares of common stock.

The information appearing in Part III below regarding common stock issuable under our equity compensation plans is incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2010	360	$27.10	—	1,729,411
November 1—November 30, 2010	145,996	29.63	—	1,689,806
December 1—December 31, 2010	8,409	30.40	—	1,564,414

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

Shares purchased during the fourth quarter of 2010 related to stock compensation transactions.

Comparison of Five-Year Cumulative Total Return

Set forth below is a line graph and table comparing the cumulative total returns (assuming reinvestment of dividends) for the five years ended December 31, 2010 of $100 invested on December 31, 2005 in each of Mine Safety Appliances Company’s common stock, the Standard & Poor’s 500 Composite Index, and the Russell 2000 Index. Because our competitors are principally privately held concerns or subsidiaries or divisions of corporations engaged in multiple lines of business, we do not believe it feasible to construct a peer group comparison on an industry or line-of-business basis. The Russell 2000 Index, while including corporations both larger and smaller than MSA in terms of market capitalization, is composed of corporations with an average market capitalization similar to us.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Mine Safety Appliances Company, the S&P 500 Index

and the Russell 2000 Index

	Value at December 31
	2005	2006	2007	2008	2009	2010
MSA	$100.00	$103.01	$148.55	$70.32	$81.25	$99.08
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46

Copyright © 2011, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Copyright © 2011, Frank Russell Company. All rights reserved.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements, including the respective notes thereto, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report on Form 10-K.

	2010	2009	2008	2007	2006
	(In thousands, except as noted)
Statement of Income Data:
Net sales	$976,631	$909,991	$1,134,282	$990,252	$913,714
Other income	6,037	5,860	5,165	17,649	5,416
Cost of products sold	606,532	573,266	701,679	616,203	568,410
Selling, general and administrative	262,940	230,894	270,584	241,138	215,663
Research and development	32,784	28,781	35,020	30,196	26,037
Restructuring and other charges	14,121	11,378	3,936	4,142	6,981
Interest	8,707	7,080	8,923	9,913	6,228
Currency exchange losses (gains)	235	(888)	6,943	(132)	3,139
Provision for income taxes	18,290	22,003	42,036	38,600	28,722
Net income attributable to Mine Safety Appliances Company	38,104	43,295	70,422	67,588	63,918

Earnings per Share Data:
Basic per common share (in dollars)	$1.06	$1.21	$1.98	$1.89	$1.76
Diluted per common share (in dollars)	1.05	1.21	1.96	1.86	1.73
Dividends paid per common share (in dollars)	.99	.96	.94	.84	.68
Weighted average common shares outstanding—basic	35,880	35,668	35,593	35,651	36,366

Balance Sheet Data:
Working capital	$295,648	$265,575	$258,088	$287,861	$289,424
Working capital ratio	2.6	2.6	2.2	2.4	3.3
Net property	156,789	144,575	141,409	130,445	120,651
Total assets	1,197,188	875,228	875,810	1,016,306	898,620
Long-term debt	367,094	82,114	94,082	103,726	112,541
Common shareholders’ equity	450,443	435,691	392,841	460,604	436,926
Equity per common share (in dollars)	12.33	12.11	10.98	12.92	12.13

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

BUSINESS OVERVIEW

We are a global leader in the development, manufacture and supply of products that protect people’s health and safety. Our safety products typically integrate any combination of electronics, mechanical systems, and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive lines of safety products are used by workers around the world in the fire service, homeland security, oil and gas, construction, and other industries, as well as the military.

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

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three reportable geographic segments: North America, Europe, and International. Each segment includes a number of operating companies. In 2010, approximately 48%, 26%, and 26% of our net sales were made by our North American, European, and International segments, respectively.

North America. Our largest manufacturing and research and development facilities are located in the United States. We serve our North American markets with sales and distribution functions in the U.S., Canada, and Mexico.

Europe. Our European segment includes companies in most Western European countries and a number of Eastern European and Middle Eastern locations. Our largest European companies, based in Germany and France, develop, manufacture, and sell a wide variety of products. Operations in other European countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in China, Germany, France, and the U.S., or are purchased from third party vendors.

International. Our International segment includes companies in South America, Africa and the Asia Pacific region, some of which are in developing regions of the world. Principal International segment manufacturing operations are located in Australia, Brazil, China, and South Africa. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in China, Germany, France, and the U.S., or are purchased from third party vendors.

ACQUISITIONS

On October 13, 2010, we strengthened our presence in oil, gas and petrochemical markets by acquiring General Monitors, Inc. (GMI) of Lake Forest, California and its affiliated companies, General Monitors Ireland Limited (GMIL) and General Monitors Transational, LLC (GMT), collectively referred to as General Monitors. General Monitors is a leading innovator and developer of advanced flame and gas detection systems that are used in a broad range of oil and gas exploration and refining applications and in diverse industrial plant settings. In addition to providing us with greater access to the global oil and gas market, we believe the acquisition significantly enhances our long-term corporate strategy in fixed gas detection by providing us with world-class research and development talent and an industry leading product line. We have assembled a joint cross functional integration team to ensure the successful integration of our operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales. Net sales for the year ended December 31, 2010 were $976.6 million, an increase of $66.6 million, or 7%, from $910.0 million for the year ended December 31, 2009.

	2010	2009	Dollar Increase (Decrease)	Percent Increase (Decrease)
	(In millions)
North America	$464.0	$434.6	$29.4	7%
Europe	251.1	257.9	(6.8)	(3)
International	261.5	217.5	44.0	20

Net sales by the North American segment were $464.0 million for the year ended December 31, 2010, an increase of $29.4 million, or 7%, compared to $434.6 million for the year ended December 31, 2009. During the year ended December 31, 2010, we saw growing demand in oil and gas and other core industrial markets, resulting in higher shipments of instruments, head protection and respirators, up $32.0 million, $13.0 million, and $5.8 million, respectively. Higher instrument sales in 2010 included $12.1 million in General Monitors product sales following the mid-October acquisition. These increases were partially offset by lower sales of SCBAs and gas masks, down $14.6 million and $6.0 million, respectively, on continued weakness in the fire service, law enforcement, and homeland security markets. Sales of the Advanced Combat Helmet (ACH) were $3.4 million lower in the current year, as we completed one contract and transitioned to a new contract.

Net sales of our European segment were $251.1 million for the year ended December 31, 2010, a decrease of $6.8 million, or 3%, from $257.9 million for the year ended December 31, 2009. Local currency sales in Europe increased $1.9 million for the year ended December 31, 2010. The increase occurred primarily in Western Europe where sales were up $5.9 million, on higher instrument sales to oil and gas and other core industrial market. Higher instrument sales in 2010 included $4.2 million in General Monitors product sales. This increase was partially offset by a $4.1 million decrease in sales in Eastern Europe and the Middle East in the current period, reflecting lower shipments of fire helmets and SCBAs on weakness in the fire service market. Unfavorable translation effects of weaker European currencies, particularly the euro, in the current year decreased European segment sales, when stated in U.S. dollars, by approximately $8.7 million.

Net sales of our International segment were $261.5 million for the year ended December 31, 2010, an increase of $44.0 million, or 20%, compared to $217.5 million for the year ended December 31, 2009. Local currency sales in the International segment increased $23.6 million during the year ended December 31, 2010 on higher sales of head, eye and face protection, instruments and other products, primarily in Latin American mining markets. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $20.4 million, reflecting a strengthening of the Australian dollar, South African rand, and Brazilian real.

Cost of products sold. Cost of products sold was $606.5 million for the year ended December 31, 2010, an increase of $33.2 million, or 6%, from $573.3 million for the year ended December 31, 2009. Cost of products sold in 2010 includes $2.5 million in incremental purchase accounting charges related to the fair value of General Monitors inventory at the acquisition date.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2010 of $7.3 million, of which credits of approximately $5.3 million, $1.0 million, and $1.0 million were included in cost of products sold, selling, general and administrative expenses, and research and development expenses, respectively. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2009 of $9.1 million, of which credits of approximately $5.7 million, $1.7 million and $1.7 million were included in cost of products sold, selling, general and administrative expenses, and research and development expenses, respectively. Future net pension credits can be volatile depending on the future performance of plan assets, changes in actuarial assumptions regarding such factors as the selection of discount rates and rates of return on plan assets, changes in the amortization levels of actuarial gains and losses, plan amendments affecting benefit pay-out levels, and profile changes in the participant populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, our net income would be adversely affected.

Gross profit. Gross profit for the year ended December 31, 2010 was $370.1 million, an increase of $33.4 million, or 10%, from $336.7 million for the year ended December 31, 2009. The ratio of gross profit to sales was 37.9% in 2010 compared to 37.0% in 2009. The higher gross profit ratio in the current period was primarily related to sales mix, the favorable effect of cost control initiatives and higher production volumes.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2010 were $262.9 million, an increase of $32.0 million, or 14%, from $230.9 million for the year ended December 31, 2009. Selling, general and administrative expenses were 26.9% of sales in 2010 compared to 25.4% of sales in 2009. Selling, general and administrative expenses in 2010 included $6.5 million of transaction and integration expenses related to the General Monitors acquisition. North American segment selling general and administrative expenses were up $13.2 million. The increase included General Monitors selling, general and administrative expenses of $3.9 million following the mid-October acquisition. The remainder of the increase in North American segment selling, general and administrative expenses was primarily related to higher selling expenses on the higher sales volumes. Local currency selling, general and administrative expenses in the European segment were up $2.7 million. The increase includes General Monitors selling, general, and administrative expenses of $0.6 million. The remainder of the increase in European segment selling general and administrative expenses related to higher sales in Western Europe. Local currency selling, general and administrative expenses in the International segment increased $7.1 million, primarily to support the increased sales volume. Currency exchange effects increased European and International segment administrative expenses for the year ended December 31, 2010, when stated in U.S. dollars, by $2.5 million, primarily related to the strengthening of the Australian dollar, South African rand, and Brazilian real, partially offset by the weakening of the euro.

Research and development expenses. Research and development expenses were $32.8 million for the year ended December 31, 2010, an increase of $4.0 million, or 14%, from $28.8 million for the year ended December 31, 2009. The increase includes $0.7 million of General Monitors research and development expense. The remainder of the increase occurred in North America and Europe and reflects our ongoing focus on developing innovative new products.

Restructuring and other charges. Restructuring and other charges were $14.1 million for the year ended December 31, 2010, compared to $11.4 million for the year ended December 31, 2009.

For the year ended December 31, 2010, North American segment charges of $3.8 million included stay bonuses and other costs associated with our initiative to reduce operating costs by moving certain production and administrative activities. European segment charges of $8.8 million related primarily to a focused voluntary retirement incentive program in Germany (German VRIP). During the first quarter of 2010, 27 employees made irrevocable elections to retire under the terms of the German VRIP. German VRIP termination benefit expense of $5.0 million was recorded in March 2010. The remaining $3.8 million European segment charges related primarily to staff reductions and our ongoing efforts to reorganize our European operations. International segment charges of $1.5 million were primarily for severance costs related to staff reductions in South Africa and China.

For the year ended December 31, 2009, North American segment charges of $9.6 million were related primarily to a focused voluntary retirement incentive program (North American VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the VRIP. VRIP non-cash special termination benefits expense of $6.7 million was recorded in January 2009. The remaining $2.9 million of North American segment charges related to costs associated with layoffs and stay bonuses and other costs related to our ongoing initiative to transfer certain production activities. European and International segment charges of $0.8 million and $1.0 million, respectively, were primarily severance costs related to staff reductions in Germany, Brazil, Australia and South Africa.

Interest expense. Interest expense for the year ended December 31, 2010 was $8.7 million, an increase of $1.6 million, or 23%, from $7.1 million for the year ended December 31, 2009. The increase was related to the higher borrowings associated with the acquisition of General Monitors.

Income tax provision. Our effective tax rate for the year ended December 31, 2010 was 31.9% compared to 33.7% for the year ended December 31, 2009. The lower effective tax rate for the year was primarily related to the research and development credit and domestic production deduction in the U.S.

Net income attributable to Mine Safety Appliances Company. Net income for the year ended December 31, 2010 was $38.1 million, a decrease of $5.2 million, or 12%, from net income for the year ended December 31, 2009 of $43.3 million. Basic earnings per share of common stock was $1.06 in 2010, compared to $1.21 in 2009.

North American segment net income for the year ended December 31, 2010 was $34.6 million, a decrease of $0.4 million, or 1%, from $35.0 million for the year ended December 31, 2009. Flat net income reflects improved sales, substantially offset by higher selling, general and administrative expenses required to support sales growth.

The European segment reported a net loss for the year ended December 31, 2010 of $7.6 million, a decrease of $9.9 million, compared to net income of $2.3 million for the year ended December 31, 2009. The decrease in European segment results for the current year was primarily due to lower sales and the previously discussed increase in restructuring expenses. Currency translation effects reduced the 2010 European segment net loss, when stated in U.S. dollars, by approximately $1.1 million.

International segment net income for the year ended December 31, 2010 was $14.0 million, an increase of $8.9 million, or 175%, from $5.1 million for the year ended December 31, 2009. Higher net income was primarily related to improved sales and gross margins, partially offset by higher selling expenses.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales. Net sales for the year ended December 31, 2009 were $910.0 million, a decrease of $224.3 million, or 20%, from $1,134.3 million for the year ended December 31, 2008.

	2009	2008	Dollar Decrease	Percent Decrease
	(In millions)
North America	$434.6	$596.3	$(161.7)	(27%)
Europe	257.9	301.4	(43.5)	(14)
International	217.5	236.6	(19.1)	(8)

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

Excluding these shipments, SCBA sales were $3.9 million lower in the current year. Shipments of SCBAs to the fire service market were unusually high during the first quarter of 2008 due to an increase in orders that had been delayed in late 2007 as manufacturers and the fire service market made the transition to the new National Fire Protection Association (NFPA) standard for SCBAs. Fire service market sales of thermal imaging cameras and fire helmets were down $5.5 million in the current year. Sales of Advanced Combat Helmets to the U.S. military and CG634 helmets to the Canadian Forces were $34.9 million and $13.0 million lower, respectively, reflecting the completion of certain contracts. Shipments of head protection and fall protection were down $20.8 million and $8.5 million, respectively, as the effects of the economic recession reduced demand in construction and industrial markets. Shipments of instruments were $8.3 million lower in the current year, also due to lower demand in industrial markets.

Net sales of our European segment were $257.9 million for the year ended December 31, 2009, a decrease of $43.5 million, or 14%, from $301.4 million for the year ended December 31, 2008. Local currency sales in Europe decreased $21.0 million for the year ended December 31, 2009. In France, local currency sales were $4.9 million lower in the current year, reflecting a $7.5 million decrease in shipments of ballistic vests and helmets to the military. This decrease was partially offset by a $3.0 million increase in sales of disposable respirators, primarily in response to the swine flu epidemic. In Germany, local currency sales were $12.0 million lower for the year ended December 31, 2009, reflecting a $6.8 million decrease in shipments of gas masks, primarily to the military, and a $2.7 million decrease in instrument shipments due to reduced demand in industrial markets. Unfavorable translation effects of weaker European currencies, particularly the euro, for the year ended December 31, 2009 decreased European segment sales, when stated in U.S. dollars, by approximately $22.5 million.

Net sales of our International segment were $217.5 million for the year ended December 31, 2009, a decrease of $19.1 million, or 8%, compared to $236.6 million for the year ended December 31, 2008. Local currency sales in the International segment decreased $5.4 million during the year ended December 31, 2009. In China, local currency sales increased $12.9 million, reflecting strong shipments of SCBAs and gas masks to the Hong Kong Fire Service, as well as a continued focus on growing our business in the region. Local currency sales in Australia and Latin America were down $11.8 million and $5.9 million, respectively, primarily due to the economic recession. Currency translation effects reduced International segment sales, when stated in U.S. dollars by $13.7 million, primarily related to a weakening of the Australian dollar, South African rand, and Brazilian real.

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

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2009 were $230.9 million, a decrease of $39.7 million, or 15%, from $270.6 million for the year ended December 31, 2008. Selling, general and administrative expenses were 25.4% of sales in 2009 compared to 23.9% of sales in 2008. North American segment selling, general and administrative expenses were down $18.2, or 17%. Local currency selling, general and administrative expenses in the European and International segments were down $13.3 million, or 8%, during the year ended December 31, 2009. Lower selling, general and administrative expenses for the year were the direct result of cost-savings initiatives that we took in response to the economic recession. These initiatives included selective staffing reductions, a salary and hiring freeze in the U.S. and Canada, a temporary suspension of company matching contributions to our 401k plan and temporary pay reductions for executives and senior level managers. Currency exchange effects reduced selling, general and administrative expenses, when stated in U.S. dollars, by $8.2 million, primarily due to a weaker euro, Australian dollar and Brazilian real.

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

For the year ended December 31, 2009, North American segment charges of $9.6 million were related primarily to a focused voluntary retirement incentive program (VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the VRIP. These employees retired on January 31, 2009. VRIP non-cash special termination benefits expense totaled $6.7 million. We estimate that the staff reductions associated with the VRIP have resulted in annual pre-tax savings of approximately $5.0 million. The remaining $2.9 million of North American segment charges related to costs associated with layoffs and stay bonuses and other costs related to our ongoing initiative to transfer certain production activities. European and International segment charges of $0.8 million and $1.0 million, respectively, were primarily for severance costs related to staff reductions in Germany, Brazil, Australia and South Africa.

For the year ended December 31, 2008, North American segment charges of $3.2 million were primarily stay bonuses and other costs associated with our Project Magellan initiative to outsource or transfer certain production activities from our Evans City, Pennsylvania plant. International segment charges of $0.7 million were for severance costs related to staff reductions in Japan and India.

Interest expense. Interest expense for the year ended December 31, 2009 was $7.1 million, a decrease of $1.8 million, or 21%, from $8.9 million for the year ended December 31, 2008. The decrease in interest expense was due to reductions in both short- and long-term debt and lower short-term interest rates.

Currency exchange losses (gains). During the year ended December 31, 2009, we recorded currency exchange gains of $0.9 million compared to losses of $6.9 million for the year ended December 31, 2008. Currency exchange losses during 2008 were primarily unrealized, and related mainly to the effects of a weaker Australian dollar and Mexican peso on inter-company balances and losses on Canadian dollar trade receivables.

Income tax provision. Our effective tax rate for the year ended December 31, 2009 was 33.7% compared to 37.4% for the year ended December 31, 2008. The provision for income taxes for the year ended December 31, 2009 includes tax benefits of $0.6 million related to recognition of net operating losses in South Africa and $0.6 million related to a state tax law change. The provision for incomes taxes for the year ended December 31, 2008 included charges in Germany totaling $0.9 million related to a tax law change that imposed a 3% flat tax on previously untaxed subsidies and the settlement of a tax audit. Excluding these one-time items, the effective tax rate for the year ended December 31, 2009 was 35.5% compared to 36.6% for the year ended December 31, 2008.

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

European segment net income for the year ended December 31, 2009 was $2.3 million, a decrease of $9.4 million, or 80%, from $11.7 million for the year ended December 31, 2008. The decrease in European segment net income during the year ended December 31, 2009 was primarily due to the previously discussed decrease in sales and gross margins. Currency translation effects decreased current period European segment net income, when stated in U.S. dollars, by approximately $1.2, largely due to the weakening of the euro.

International segment net income for the year ended December 31, 2009 was $5.1 million, a decrease of $4.7 million, or 48%, from $9.8 million for the year ended December 31, 2008. The decrease in International segment net income was primarily related to lower sales. Currency translation effects decreased current period International segment net income, when stated in U.S. dollars, by approximately $2.0, largely due to the weakening of the Australian dollar and the Brazilian real.

LIQUIDITY AND CAPITAL RESOURCES

Our main source of liquidity is operating cash flows, supplemented by borrowings to fund significant transactions. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, and acquisitions. We believe that our financial strength has been evident during the recession and the early stages of recovery. Approximately half of our long-term debt is at fixed interest rates with manageable repayment schedules through 2021. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2015. Substantially all of our borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations.

Cash and cash equivalents decreased $2.2 million during the year ended December 31, 2010, compared to increasing $11.1 million during 2009.

Operating activities provided cash of $31.6 million in 2010, compared to providing cash of $120.8 million in 2009. Significantly lower cash provided by operations in 2010 was primarily related to changes in working capital. During the height of the recession in 2009, reductions in working capital provided $67.2 million in cash. Operating cash flow before changes in working capital was $32.9 million in 2010, compared to $53.7 million in 2009. Lower operating cash flow before changes in working capital was primarily due to lower net income and an increase in other non-current assets that was mainly related to insurance receivables. Trade receivables were $198.6 million at December 31, 2010, an increase of $25.2 million, compared to $173.4 million at December 31, 2009. LIFO inventories were $150.6 million at December 31, 2010, an increase of 26.7 million, compared to $123.9 million at December 31, 2009. The December 31, 2010 trade receivables and inventory balances included General Monitors trade receivables and inventory of $12.6 million and $13.2 million, respectively. The remainder of the increases in trade receivables and inventory reflect the impact of higher sales and improved customer demand. Currency translation effects on trade receivables and inventory were not significant during 2010.

Investing activities used cash of $281.6 million in 2010, compared to using $20.8 million in 2009. The increased use of cash for investing activities in 2010 was related to the acquisition of General Monitors.

Financing activities provided cash of $246.6 million in 2010, compared to using cash of $91.9 million in 2009. The change was primarily related to borrowings made to finance the acquisition of General Monitors in 2010. We made dividend payments of $35.9 million during 2010, compared to $34.5 million during 2009. Dividends paid on our common stock during 2010 (our 93rd consecutive year of dividend payment) were $0.99 per share. Dividends paid on our common stock in 2009 and 2008 were $0.96 and $0.94 per share, respectively.

CUMULATIVE TRANSLATION ADJUSTMENTS

The year-end position of the U.S. dollar relative to international currencies resulted in a translation gain of $1.6 million being credited to the cumulative translation adjustments attributable to Mine Safety Appliances Company shareholders’ equity account for the year ended December 31, 2010, compared to a gain of $17.7 million in 2009 and a loss of $23.2 million in 2008. The translation gain in 2009 reflects the strengthening of the euro, Brazilian real, Australian dollar, and South African rand. The translation loss in 2008 reflects the strengthening of the U.S. dollar against most currencies.

COMMITMENTS AND CONTINGENCIES

We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2010 were as follows:

	Total	2011	2012	2013	2014	2015	Thereafter
	(In millions)
Long-term debt*	$377.1	$9.9	$8.2	$6.7	$6.7	$201.6	$144.0
Operating leases	25.5	9.0	5.0	3.6	2.9	2.5	2.5

Totals	402.6	18.9	13.2	10.3	9.6	204.1	146.5

*	Future interest payments are not included in the table.

The significant obligations table does not include obligations to taxing authorities due to uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

We expect to meet our 2011 through 2014 debt service obligations through cash provided by operations. Approximately $195.0 million of debt payable in 2015 relates to our unsecured senior revolving credit facility. We expect to generate sufficient operating cash flow to make payments against this amount each year. To the extent that a balance remains when the facility matures in 2015, we expect to refinance the remaining balance through new borrowing facilities.

We expect to make net contributions of $3.8 million to our pension plans in 2011.

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

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims, based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes, and other relevant information. The reserve for single incident product liability claims was $5.2 million and $5.9 million at December 31, 2010 and 2009, respectively. Single incident product liability expense during the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $0.5 million, and $2.7 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos, and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. We are presently named as a defendant in approximately 1,900 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged, the amount of damages sought, and potentially involve multiple defendants.

Cumulative trauma product liability litigation is difficult to predict. In our experience, until late in a lawsuit, we cannot reasonably determine whether it is probable that any given cumulative trauma lawsuit will ultimately result in a liability. This uncertainty is caused by many factors, including the following: cumulative trauma complaints generally do not provide information sufficient to determine if a loss is probable; cumulative trauma litigation is inherently unpredictable and information is often insufficient to determine if a lawsuit will develop into an actively litigated case; and even when a case is actively litigated, it is often difficult to determine if the lawsuit will be dismissed or otherwise resolved until late in the lawsuit. Moreover, even once it is probable that such a lawsuit will result in a loss, it is difficult to reasonably estimate the amount of actual loss that will be incurred. These amounts are highly variable and turn on a case-by-case analysis of the relevant facts, which are often not learned until late in the lawsuit.

Because of these factors, we cannot reliably determine our potential liability for such claims until late in the lawsuit. We, therefore, do not record cumulative trauma product liability losses when a lawsuit is filed, but rather, when we learn sufficient information to determine that it is probable that we will incur a loss and the amount of loss can be reasonably estimated. We record expenses for defense costs associated with open cumulative trauma product liability lawsuits as incurred.

We cannot estimate any amount or range of possible losses related to resolving pending and future cumulative trauma product liability claims that we may face because of the factors described above. As new information about cumulative trauma product liability cases and future developments becomes available, we reassess our potential exposures.

A summary of cumulative trauma product liability claims activity follows:

	2010	2009	2008
Open claims, January 1	2,480	2,550	2,450
New claims	260	220	320
Settled and dismissed claims	(840)	(290)	(220)

Open claims, December 31	1,900	2,480	2,550

With some common contract exclusions, we maintain insurance for cumulative trauma product liability claims. We have purchased insurance policies from over 20 different insurance carriers that provide coverage for cumulative trauma product liability losses and related defense costs. In the normal course of business, we make payments to settle product liability claims and for related defense costs. We record receivables for the amounts that are covered by insurance. The available limits of these policies are many times our recorded insurance receivable balance.

Various factors could affect the timing and amount of recovery of our insurance receivables, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage, and the extent to which insurers may become insolvent in the future.

Our insurance receivables totaled $89.0 million December 31, 2010, all of which is reported in other non-current assets, and $91.7 million at December 31, 2009, of which $29.0 million is reported in other current assets and $62.7 million in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	2010	2009	2008
Balance January 1	$91.7	$60.6	39.1
Additions	30.9	33.1	22.8
Collections and settlements	(33.6)	(2.0)	(1.3)

Balance December 31	89.0	91.7	60.6

Additions to insurance receivables in the above table represent insured cumulative trauma product liability settlements and related defense costs. Uninsured cumulative trauma product liability losses during the years ended December 31, 2010, 2009, and 2008 were $0.2 million, $1.7 million, and $1.6 million, respectively.

Our aggregate cumulative trauma product liability settlement, administrative and defense costs for the years ended December 31, 2010, 2009, and 2008 total approximately $90.3 million, substantially all of which was insured.

We believe that the increase in the insurance receivable balance that we have experienced since 2005 is primarily due to disagreements among our insurance carriers, and consequently with us, as to when their individual obligations to pay us are triggered and the amount of each insurer’s obligation, as compared to other insurers. We believe that our insurers do not contest that they have issued policies to us or that these policies cover cumulative trauma product liability claims. Our ability to resolve our insurance litigations with Century Indemnity Company and Columbia Casualty Company successfully during 2010 demonstrates that we had strong legal positions concerning our rights to coverage.

We regularly evaluate the collectability of the insurance receivables and record the amounts that we conclude are probable of collection. Our conclusion is based on our analysis of the terms of the underlying insurance policies, our experience in successfully recovering cumulative trauma product liability claims from our insurers under other policies, the financial ability of our insurance carriers to pay the claims, our understanding and interpretation of the relevant facts and applicable law, and the advice of legal counsel, who believe that our insurers are required to provide coverage based on the terms of the policies.

Although the outcome of cumulative trauma product liability matters cannot be predicted with certainty and unfavorable resolutions could materially affect our results of operations on a quarter-to-quarter basis, based on information currently available and the amounts of insurance coverage available to us, we believe that the disposition of cumulative trauma product liability lawsuits that are pending against us will not have a materially adverse effect on our future results of operations, financial condition, or liquidity.

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

On April 9, 2010, North River filed a complaint against us and two excess insurance carriers in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Northbrook Insurance Company. We filed a motion to dismiss the declaratory judgment claim and a counter claim for breach of contract against North River and the two excess carriers. The court stayed the declaratory judgment claim and the breach of contract claim is now in discovery. We believe that Pennsylvania law supports our position that North River has insurance responsibilities to indemnify us against various product liability claims to the full limits of these policies.

During May 2010, we resolved the coverage litigation with Century Indemnity Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

During July 2010, we resolved the coverage litigation with Columbia Casualty Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

On July 26, 2010, we filed a complaint in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers.

In December 2010, North River filed a motion to dismiss or stay the Delaware action asserting that the previously-discussed cases in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania were capable of resolving the claims presented in the Superior Court of the State of Delaware action.

In addition to the insurance receivables reported in our balance sheet, the primary effect of the delays in reimbursement from our insurance companies has been the incremental interest expense associated with the net cash outlays and legal expenses related to insurance litigation. Legal fees and incremental interest expense associated with the delays in collection of insurance receivables averaged approximately 5% of cumulative net income during the three years ended December 31, 2010.

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

Product liability. We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. We maintain a reserve for single incident product liability claims, based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes, and other relevant information. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. In our experience, until late in a lawsuit, we cannot reasonably determine whether it is probable that any given cumulative trauma lawsuit will ultimately result in a liability. This uncertainty is caused by many factors, including the following: cumulative trauma complaints generally do not provide information sufficient to determine if a loss is probable; cumulative trauma litigation is inherently unpredictable and information is often insufficient to determine if a lawsuit will develop into an actively litigated case; and even when a case is actively litigated, it is often difficult to determine if the lawsuit will be dismissed or otherwise resolved until late in the lawsuit. Moreover, even once it is probable that such a lawsuit will result in a loss, it is difficult to reasonably estimate the amount of actual loss that will be incurred. These amounts are highly variable and turn on a case-by-case analysis of the relevant facts, which are often not learned until late in the lawsuit. We, therefore, do not record cumulative trauma product liability losses when a lawsuit is filed, but rather, when we learn sufficient information to determine that it is probable that we will incur a loss and the amount of loss can be reasonably estimated.

We cannot estimate any amount or range of possible losses related to resolving pending and future cumulative trauma product liability claims that we may face because of the factors described above. As new information about cumulative trauma product liability claims and future developments becomes available, we reassess our potential exposures.

We record expenses for defense costs associated with open product liability lawsuits as incurred.

With some common contract exclusions, we maintain insurance for single incident and cumulative trauma product liability claims and related defense costs. In the normal course of business, we make payments to settle product liability claims and for related defense costs. We record receivables for the amounts that are covered by insurance.

Due to uncertainty as to the ultimate outcome of pending and threatened claims, as well as the incidence of future claims, it is possible that future results could be materially affected by changes in our assumptions and estimates related to product liability matters, including our estimates of amounts receivable from insurance carriers. Our product liability expense averaged less than 1% of net sales during the three years ended December 31, 2010.

Product warranties. We accrue for the estimated probable cost of product warranties at the time that sales are recognized. Our estimates are principally based on historical experience. We also accrue for our estimates of the probable costs of corrective action when significant product quality issues are identified. These estimates are principally based on our assumptions regarding the cost of corrective action and the probable number of units to be repaired or replaced. Our product warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Due to the uncertainty and potential volatility of these factors, it is possible that future results could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these matters. Our product warranty expense averaged approximately 1% of net sales during the three years ended December 31, 2010.

Income taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we adjust the related valuation allowances in the period that the change in circumstances occurs. We had valuation allowances of $4.3 million and $3.2 million at December 31, 2010 and 2009, respectively.

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

Pensions and other postretirement benefits. We sponsor certain pension and other postretirement benefit plans. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates, and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year. The discount rate assumptions used in determining projected benefit obligations are based on published long-term bond indices or a company-specific yield curve model.

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB) issued a statement that requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. The statement also amended certain consolidation procedures and expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of the new statement on January 1, 2009 is reflected in these financial statements and did not have a material effect on our consolidated results of operations or financial condition.

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

In April 2009, the FASB issued a staff position that requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted this staff position for our second quarter 2009 interim reporting period. See note 17 for disclosures related to the fair value of financial instruments.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2010 by approximately $51.3 million and $0.7 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2010, we had open foreign currency forward contracts with a U.S. dollar notional value of $19.0 million. A hypothetical 10% increase in December 31, 2010 forward exchange rates would result in a $1.9 million increase in the fair value of these contracts.

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

We have $176.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $3.5 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management excluded General Monitors, Inc., General Monitors Ireland Limited and General Monitors, LLC, collectively referred to as General Monitors, from its assessment of internal control over financial reporting as of December 31, 2010, because they were acquired by the Company in purchase business combinations during 2010. The General Monitors companies are wholly-owned subsidiaries, whose excluded aggregate assets represent 4.8% and whose excluded total revenues represent 1.7% of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/S/ WILLIAM M. LAMBERT
William M. Lambert Chief Executive Officer

/S/ DENNIS L. ZEITLER
Dennis L. Zeitler Senior Vice President and Treasurer Chief Financial Officer

February 28, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mine Safety Appliances Company:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, cash flows and changes in retained earnings and other comprehensive income present fairly, in all material respects, the financial position of Mine Safety Appliances Company and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing in Item 15. Exhibits and Financial Statement Schedules (a) 2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, management has excluded General Monitors, Inc. (GMI) and its affiliated companies, General Monitors Ireland Limited (GMIL) and General Monitors Transnational, LLC (GMT), collectively referred to as General Monitors, from its assessment of internal control over financial reporting as of December 31, 2010, because these entities were acquired by the Company in purchase business combinations during 2010. We have also excluded General Monitors from our audit of internal control over financial reporting. General Monitors’ aggregate total assets and aggregate total revenues represent 4.8% and 1.7% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

February 28, 2011

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Year Ended December 31	2010	2009	2008
Net sales	$976,631	$909,991	$1,134,282
Other income	6,037	5,860	5,165

	982,668	915,851	1,139,447

Costs and expenses
Cost of products sold	606,532	573,266	701,679
Selling, general and administrative	262,940	230,894	270,584
Research and development	32,784	28,781	35,020
Restructuring and other charges	14,121	11,378	3,936
Interest	8,707	7,080	8,923
Currency exchange losses (gains)	235	(888)	6,943

	925,319	850,511	1,027,085

Income before income taxes	57,349	65,340	112,362
Provision for income taxes	18,290	22,003	42,036

Net income	39,059	43,337	70,326
Net (income) loss attributable to noncontrolling interests	(955)	(42)	96

Net income attributable to Mine Safety Appliances Company	38,104	43,295	70,422

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$1.06	$1.21	$1.98

Diluted	$1.05	$1.21	$1.96

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

December 31		2010	2009
Assets
Current Assets	Cash and cash equivalents	$59,760	$61,983
	Trade receivables, less allowance for doubtful accounts of $9,391 and $6,866	198,551	173,355
	Inventories	150,581	123,944
	Deferred tax assets	25,714	25,109
	Income taxes receivable	12,936	4,054
	Prepaid expenses and other current assets	29,847	45,580

	Total current assets	477,389	434,025

Property	Land	5,699	2,766
	Buildings	112,144	104,194
	Machinery and equipment	339,329	334,145
	Construction in progress	15,905	9,640

	Total	473,077	450,745
	Less accumulated depreciation	(316,288)	(306,170)

Other Assets	Net property	156,789	144,575
	Prepaid pension cost	121,631	105,812
	Deferred tax assets	8,285	10,870
	Goodwill	263,089	84,727
	Other noncurrent assets	170,005	95,219

	Total assets	1,197,188	875,228

Liabilities
Current Liabilities	Notes payable and current portion of long-term debt	$10,163	$16,326
	Accounts payable	58,460	43,487
	Employees’ compensation	36,845	25,811
	Insurance and product liability	18,401	24,164
	Taxes on income	1,253	10,090
	Other current liabilities	56,619	48,572

	Total current liabilities	181,741	168,450

Long-Term Debt		367,094	82,114

Other Liabilities	Pensions and other employee benefits	126,479	125,387
	Deferred tax liabilities	49,177	44,800
	Other noncurrent liabilities	16,647	15,077

	Total liabilities	741,138	435,828

Shareholders’ Equity
	Mine Safety Appliances Company shareholders’ equity:
	Preferred stock, 4 1/2% cumulative, $50 par value (callable at $52.50)	3,569	3,569
	Common stock, no par value (shares outstanding:
	2010—36,519,726 and 2009—35,972,518)	88,629	74,269
	Stock compensation trust	(7,103)	(11,349)
	Treasury shares, at cost	(265,606)	(258,036)
	Accumulated other comprehensive loss	(44,316)	(45,856)
	Retained earnings	676,195	674,019

	Total Mine Safety Appliances Company shareholders’ equity	451,368	436,616
	Noncontrolling interests	4,682	2,784

	Total shareholders’ equity	456,050	439,400

	Total liabilities and shareholders’ equity	1,197,188	875,228

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Year Ended December 31	2010	2009	2008
Operating Activities
Net income	$39,059	$43,337	$70,326
Depreciation and amortization	29,192	27,362	27,647
Pensions	(6,391)	(2,655)	(9,848)
Net gain from investing activities—property disposals	(3,703)	(3,498)	(543)
Stock-based compensation	7,335	5,860	5,456
Deferred income tax provision (benefit)	3,588	(5,929)	9,645
Other noncurrent assets and liabilities	(32,493)	(11,185)	(25,424)
Currency exchange loss (gain)	235	(888)	6,943
Other, net	(3,966)	1,252	301

Operating cash flow before changes in working capital	32,856	53,656	84,503

Trade receivables	(10,191)	33,050	(6,907)
Inventories	(10,744)	47,105	(19,482)
Accounts payable and accrued liabilities	13,045	(10,576)	12,416
Income taxes receivable, prepaid expenses and other current assets	6,640	(2,389)	(10,745)

(Increase) decrease in working capital	(1,250)	67,190	(24,718)

Cash Flow From Operating Activities	31,606	120,846	59,785

Investing Activities
Property additions	(25,024)	(25,737)	(44,450)
Property disposals	5,699	5,084	2,161
Acquisitions, net of cash acquired, and other investing	(262,250)	(123)	(2,084)

Cash Flow From Investing Activities	(281,575)	(20,776)	(44,373)

Financing Activities
Proceeds from long-term debt	325,000	—	—
(Payments on) proceeds from short-term debt, net	(6,169)	(45,085)	6,369
Payments on long-term debt	(40,000)	(12,000)	(10,000)
Cash dividends paid	(35,928)	(34,524)	(33,654)
Company stock purchases	(7,572)	(206)	(983)
Exercise of stock options	7,809	255	755
Excess tax benefit (provision) related to stock plans	3,462	(386)	885

Cash Flow From Financing Activities	246,602	(91,946)	(36,628)

Effect of exchange rate changes on cash and cash equivalents	1,144	2,965	(2,871)

(Decrease) increase in cash and cash equivalents	(2,223)	11,089	(24,087)
Beginning cash and cash equivalents	61,983	50,894	74,981

Ending cash and cash equivalents	59,760	61,983	50,894

Supplemental cash flow information:
Interest payments	$7,214	$7,304	$7,895
Income tax payments	25,383	8,404	37,352

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND

OTHER COMPREHENSIVE INCOME

(In thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balances January 1, 2008	$628,480	$36,233
Net income	70,326	—	$70,326
Foreign currency translation adjustments	—	(23,674)	(23,674)
Pension and post-retirement plan adjustments, net of tax of $53,526	—	(87,409)	(87,409)

Comprehensive loss	—	—	(40,757)
Loss attributable to noncontrolling interests	96	438	534

Comprehensive income attributable to Mine Safety Appliances Company	—	—	(40,223)

Common dividends	(33,612)	—
Preferred dividends	(42)	—

Balances December 31, 2008	665,248	(74,412)
Net income	43,337	—	$43,337
Foreign currency translation adjustments	—	19,042	19,042
Pension and post-retirement plan adjustments, net of tax of $6,533	—	10,895	10,895

Comprehensive income	—	—	73,274
Income attributable to noncontrolling interests	(42)	(1,381)	(1,423)

Comprehensive income attributable to Mine Safety Appliances Company	—	—	71,851

Common dividends	(34,482)	—
Preferred dividends	(42)	—

Balances December 31, 2009	674,019	(45,856)
Net income	39,059	—	$39,059
Foreign currency translation adjustments	—	2,511	2,511
Pension and post-retirement plan adjustments, net of tax of $205	—	(28)	(28)

Comprehensive income	—		41,542
Income attributable to noncontrolling interests	(955)	(943)	(1,898)

Comprehensive income attributable to Mine Safety Appliances Company	—	—	39,644

Common dividends	(35,886)	—
Preferred dividends	(42)	—

Balances December 31, 2010	676,195	(44,316)

Components of accumulated other comprehensive loss are as follows:

December 31	2010	2009	2008
Cumulative translation adjustments	$15,479	$13,911	$(3,750)
Pension and post-retirement plan adjustments	(59,795)	(59,767)	(70,662)

Accumulated other comprehensive loss	(44,316)	(45,856)	(74,412)

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

Goodwill and Other Intangible Assets—Goodwill is not amortized, but is subject to impairment write-down tests. We test the goodwill of each of our reporting units for impairment at least annually. The annual goodwill impairment tests are performed as of September 30 each year. For this purpose, we consider our operating segments to be our reporting units. Fair value is estimated using discounted cash flow methodologies and market comparable information. Intangible assets are amortized on a straight-line basis over their useful lives.

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

Stock-Based Compensation—We account for stock-based compensation in accordance with the FASB guidance on share-based payment, which requires that we recognize compensation expense for employee and non-employee director stock-based compensation based on the grant date fair value. Except for retirement-eligible participants, for whom there is no requisite service period, this expense is recognized ratably over the requisite service periods following the date of grant. For retirement-eligible participants, this expense is recognized at the grant date.

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

Note 2—Restructuring and Other Charges

During the years ended December 31, 2010 and 2009, we recorded charges of $14.1 million and $11.4 million, respectively. These charges were primarily related to reorganization activities.

For the year ended December 31, 2010, European segment charges of $8.8 million related primarily to a focused voluntary retirement incentive program in Germany (German VRIP). During the first quarter of 2010, 27 employees made irrevocable elections to retire under the terms of the German VRIP. German VRIP termination benefit expense of $5.0 million was recorded in March 2010. The remaining $3.8 million European segment charges related to costs associated with staff reductions and our ongoing efforts to reorganize our European operations. North American segment charges for the year ended December 31, 2010 of $3.8 million included stay bonuses and other costs associated with our initiative to transfer certain production and administrative activities. International segment charges for the year ended December 31, 2010 of $1.5 million were primarily related to severance costs associated with staff reductions in South Africa and China.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2009, North American segment charges of $9.6 million related primarily to a focused voluntary retirement incentive program (North American VRIP). During January 2009, 61 North American segment employees made irrevocable elections to retire under the terms of the North American VRIP. North American VRIP non-cash special termination benefits expense of $6.7 million was recorded in January 2009. The remaining $2.9 million of North American segment charges related to costs associated with layoffs, stay bonuses, and our ongoing initiative to transfer certain production activities. European and International segment charges for the year ended December 31, 2009 of $0.8 million and $1.0 million, respectively, were primarily for severance costs related to staff reductions in Germany, Brazil, Australia and South Africa.

Note 3—Inventories

	December 31
	2010	2009
	(In thousands)
Finished products	$71,743	$54,958
Work in process	16,494	13,640
Raw materials and supplies	62,344	55,346

Total LIFO inventories	150,581	123,944
Excess of FIFO costs over LIFO costs	45,820	44,860

Total FIFO inventories	196,401	168,804

Inventories stated on the LIFO basis represent 22% and 18% of total inventories at December 31, 2010 and 2009, respectively.

Reductions in certain inventory quantities during the years ended December 31, 2010 and 2009 resulted in liquidations of LIFO inventories carried at lower costs prevailing in prior years. The effect of LIFO liquidations during 2010 was not significant. The effect of LIFO liquidations during 2009 reduced cost of sales by $2.5 million and increased net income by $1.6 million.

Note 4—Capital Stock

•	Common stock, no par value—180,000,000 shares authorized.

•	Second cumulative preferred voting stock, $10 par value—1,000,000 shares authorized; none issued.

•

4 1/2% cumulative preferred nonvoting stock, $50 par value—100,000 shares authorized; 71,373 shares issued and 52,878 shares ($1.8 million) held in treasury. There were no treasury share purchases in 2010 or 2009. There were treasury share purchases in 2008 of 37 shares for $2 (share purchase dollars in thousands).

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock activity is summarized as follows:

	Shares			Dollars (In thousands)
	Issued	Stock Compensation Trust	Treasury	Common Stock	Stock Compensation Trust	Treasury Cost
Balances January 1, 2008	62,081,391	(2,530,206)	(23,889,409)	$63,303	$(13,208)	$(255,096)
Restricted stock awards	—	70,817	—	(369)	369	—
Restricted stock expense	—	—	—	2,860	—	—
Restricted stock forfeitures	—	—	(2,672)	(69)	—	—
Stock options exercised	—	80,927	—	332	423	—
Stock option expense	—	—	—	2,665	—	—
Tax benefit related to stock plans	—	—	—	885	—	—
Treasury shares purchased	—	—	(24,558)	—	—	(981)

Balances December 31, 2008	62,081,391	(2,378,462)	(23,916,639)	69,607	(12,416)	(256,077)
Restricted stock awards	—	178,692	—	(934)	934	—
Restricted stock expense	—	—	—	3,128	—	—
Restricted stock forfeitures	—	—	(8,369)	(101)	—	—
Stock options exercised	—	25,566	—	122	133	—
Stock option expense	—	—	—	2,620	—	—
Stock option forfeitures	—	—	—	(155)	—	—
Performance stock expense	—	—	—	375	—	—
Performance stock forfeitures	—	—	—	(7)	—	—
Tax provision related to stock plans	—	—	—	(386)	—	—
Treasury shares purchased	—	—	(9,661)	—	—	(206)

Balances December 31, 2009	62,081,391	(2,174,204)	(23,934,669)	74,269	(11,349)	(256,283)
Restricted stock awards	—	162,925	—	(850)	850	—
Restricted stock expense	—	—	—	4,103	—	—
Restricted stock forfeitures	—	—	(1,092)	(40)	—	—
Stock options exercised	—	650,565	—	4,413	3,396	—
Stock option expense	—	—	—	2,748	—	—
Performance stock expense	—	—	—	524	—	—
Tax benefit related to stock plans	—	—	—	3,462	—	—
Treasury shares purchased	—	—	(265,190)	—	—	(7,572)

Balances December 31, 2010	62,081,391	(1,360,714)	(24,200,951)	88,629	(7,103)	(263,855)

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Segment Information

We are organized into five geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International. Reportable segment information is presented in the following table:

	North America	Europe	International	Reconciling Items	Consolidated Totals
	(In thousands)
2010
Sales to external customers	$464,012	$251,107	$261,512	$—	$976,631
Intercompany sales	84,905	92,526	16,410	(193,841)	—
Net income attributable to Mine Safety Appliances Company	34,560	(7,605)	13,981	(2,832)	38,104
Total assets	810,345	336,095	205,837	(155,089)	1,197,188
Interest income	329	110	1,212	328	1,979
Interest expense	8,306	160	100	141	8,707
Noncash items:
Depreciation and amortization	18,918	6,116	4,158	—	29,192
Pension income (expense)	13,451	(6,590)	(470)	—	6,391
Income tax provision	16,648	(433)	4,723	(2,648)	18,290
Property additions	16,806	4,667	3,551	—	25,024
Long-lived assets	142,246	33,199	35,229	—	210,674
2009
Sales to external customers	434,575	257,860	217,556	—	909,991
Intercompany sales	61,351	86,632	13,892	(161,875)	—
Net income attributable to Mine Safety Appliances Company	34,994	2,349	5,078	874	43,295
Total assets	523,708	284,429	183,742	(116,651)	875,228
Interest income	123	239	759	368	1,489
Interest expense	6,770	167	143	—	7,080
Noncash items:
Depreciation and amortization	17,369	6,178	3,815	—	27,362
Pension income (expense)	8,329	(5,508)	(166)	—	2,655
Income tax provision	19,583	1,565	1,187	(332)	22,003
Property additions	14,742	5,640	5,355	—	25,737
Long-lived assets	95,316	28,447	34,380	—	158,143
2008
Sales to external customers	596,277	301,407	236,598	—	1,134,282
Intercompany sales	59,497	109,983	12,837	(182,317)	—
Net income attributable to Mine Safety Appliances Company	52,381	11,743	9,814	(3,516)	70,422
Total assets	544,130	279,049	152,118	(99,487)	875,810
Interest income	679	645	944	182	2,450
Interest expense	8,486	242	178	17	8,923
Noncash items:
Depreciation and amortization	17,323	7,075	3,249	—	27,647
Pension income (expense)	16,716	(5,988)	(880)	—	9,848
Income tax provision	29,878	5,095	6,446	617	42,036
Property additions	17,862	8,094	18,494	—	44,450
Long-lived assets	99,169	28,725	29,076	—	156,970

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2010, we changed the composition of our European and International segments to reflect new management responsibilities. Under the new structure, our operations in the Middle East, Egypt and India are reported in the European segment. Previously these operations were reported in the International segment. Comparative prior year amounts have been revised to conform to the current year presentation. The effect of the revisions for 2009 increased European segment sales and net income by $19.4 million and $2.2 million, respectively, and decreased International segment sales and net income by the corresponding amounts. The effect for 2008 increased European segment sales and net income by $20.8 million and $2.0 million, respectively, and decreased International segment sales and net income by the corresponding amounts.

Geographic information on sales to external customers, based on country of origin:

	2010	2009	2008
	(In thousands)
United States	$447,029	$422,349	$573,943
Germany	77,858	79,553	95,828
Other	451,744	408,089	464,511

Total	976,631	909,991	1,134,282

In 2010, the North American segment reported sales to U.S. military customers of $37.8 million, or 4% of consolidated sales.

Note 6—Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of stock options and the vesting of restricted stock and performance stock, provided in each case that the effect is dilutive.

	2010	2009	2008
	(In thousands, except per share amounts)
Net income attributable to Mine Safety Appliances Company	$38,104	$43,295	$70,422
Preferred stock dividends	(42)	(42)	(42)

Income available to common shareholders	38,062	43,253	70,380

Basic earnings per common share	$1.06	$1.21	$1.98

Diluted earnings per common share	$1.05	$1.21	$1.96

Basic shares outstanding	35,880	35,668	35,593
Stock options and other stock compensation	542	211	356

Diluted shares outstanding	36,422	35,879	35,949

Antidilutive stock options	760	749	765

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes

	2010	2009	2008
	(In thousands)
Components of income before income taxes
U.S. income	$38,398	$33,393	$61,485
Non-U.S. income	18,951	31,947	50,877

Income before income taxes	57,349	65,340	112,362

Provision for income taxes
Current
Federal	9,498	12,935	11,518
State	149	1,398	4,655
Non-U.S.	1,481	11,046	16,218

Total current provision	11,128	25,379	32,391

Deferred
Federal	3,862	313	7,287
State	194	(1,438)	1,350
Non-U.S.	3,106	(2,251)	1,008

Total deferred provision.	7,162	(3,376)	9,645

Provision for income taxes	18,290	22,003	42,036

Reconciliation of the U.S. federal income tax rates to our effective tax rate

	2010	2009	2008
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—U.S.	0.4	1.4	2.4
Taxes on non-U.S. income	(0.8)	(0.4)	0.9
Research and development credits	(2.3)	(1.2)	(1.4)
Adjustment of prior years income taxes	—	0.2	1.2
Manufacturing deduction	(1.9)	(0.8)	(0.7)
Valuation allowances	2.0	0.4	0.5
Statutory rate changes	—	(0.9)	—
Other	(0.5)	—	(0.5)

Effective income tax rate	31.9%	33.7%	37.4%

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31
	2010	2009
	(In thousands)
Components of deferred tax assets and liabilities
Deferred tax assets
Postretirement benefits	$16,369	$7,354
Inventory reserves	2,830	7,980
Vacation allowances	1,535	1,416
Net operating losses and tax credit carryforwards	10,209	5,715
Post employment benefits	3,085	1,281
Foreign tax credit carryforwards (expiring between 2012 and 2020)	3,535	3,787
Stock options	6,446	5,185
Liability insurance	3,759	5,610
Basis of capital assets	1,970	1,757
Intangibles	—	2,061
Warranties	2,775	3,249
Reserve for doubtful accounts	2,226	1,347
Deferred revenue	1,240	1,133
Other	2,219	4,316

Total deferred tax assets	58,198	52,191
Valuation allowances	(4,323)	(3,174)

Net deferred tax assets	53,875	49,017

Deferred tax liabilities
Property, plant and equipment	(22,697)	(24,213)
Pension	(44,897)	(31,527)
Intangibles	(1,527)	—
Other	—	(2,649)

Total deferred tax liabilities	(69,121)	(58,389)

Net deferred taxes	(15,246)	(9,372)

At December 31, 2010, we had net operating loss carryforwards of approximately $34.0 million, all in non-U.S. tax jurisdictions. A portion of the net operating loss carryforwards will expire in 2013 and a portion may be carried forward indefinitely.

No deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which amounted to $211.8 million as of December 31, 2010. These earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these undistributed earnings.

A reconciliation of the change in the tax liability for unrecognized tax benefits for the years ended December 31, 2010 and December 31, 2009 is as follows:

	2010	2009
	(In thousands)
Beginning balance	$9,126	$5,000
Additions for tax positions related to the current year	3,183	4,526
Additions for tax positions related to prior years	39	28
Statute expiration	(247)	(428)
Settlements	(274)	—

Ending balance	11,827	9,126

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have recognized tax benefits associated with these liabilities in the amount of $10.5 million and $7.4 million at December 31, 2010 and December 31, 2009, respectively.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of the adoption of the FASB interpretation on accounting for uncertainty in income taxes, we recognized a $0.9 million increase in the liability for accrued interest and penalties related to uncertain tax positions, which were also accounted for as a reduction of retained earnings at January 1, 2007. During 2010, we accrued additional interest and penalties related to uncertain tax positions of $0.3 million. As a result of settlements and additional uncertain tax positions, we reversed a net amount of $0.4 million of accrued interest and penalties related to uncertain tax positions for years prior to 2010. Our liability for accrued interest and penalties related to uncertain tax positions was $0.8 million at December 31, 2010.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal returns have been completed through 2006. Various state and foreign income tax returns may be subject to tax audits after 2005.

Note 8—Stock Plans

In May 2008, the shareholders approved the 2008 Management Equity Incentive Plan and the 2008 Non-Employee Directors’ Equity Incentive Plan. These plans replaced the 1998 Management Share Incentive Plan and the 1990 Non-Employee Directors’ Stock Option Plan. The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2018. Management stock-based compensation includes stock options, restricted stock and, beginning in 2009, performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market value option prices and expire after ten years, with limited instances of option prices in excess of market value and expiration after five years. Stock options are exercisable beginning three years after the grant date. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Certain restricted stock for management retention vests in three equal tranches four, five, and six years after the grant date. Unvested restricted stock for management retention is forfeited if the grantee’s employment with the company terminates for any reason other than death or disability. Restricted stock is valued at the market value of the stock on the grant date. Performance stock units are valued at the market value of the stock on the grant date. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving a targeted return on net assets (RONA) over a three year performance period relative to a pre-determined peer group of companies. We issue Stock Compensation Trust shares or new shares for stock option exercises and restricted stock grants. As of December 31, 2010, there were 660,832 and 271,329 shares, respectively, reserved for future grants under the management and non-employee directors’ equity incentive plans.

Stock-based compensation expense was as follows:

	2010	2009	2008
	(In thousands)
Restricted stock	$4,063	$3,027	$2,791
Stock options	2,748	2,465	2,665
Performance stock	524	368	—

Total compensation expense before income taxes	7,335	5,860	5,456
Income tax benefit	2,653	2,084	1,896

Total compensation expense, net of income tax benefit	4,682	3,776	3,560

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We did not capitalize any stock-based compensation expense in 2010, 2009, or 2008.

Stock option expense is based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2010, 2009, and 2008.

	2010	2009	2008
Fair value per option	$7.21	$5.80	$16.10
Risk-free interest rate	3.0%	2.2%	3.3%
Expected dividend yield	3.9%	3.0%	1.9%
Expected volatility	40%	42%	40%
Expected life (years)	6.1	6.1	6.1

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

A summary of option activity follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding January 1, 2008	1,562,405	$23.12
Granted	224,961	44.93
Exercised	(80,927)	9.32

Outstanding December 31, 2008	1,706,439	26.65	1,229,907
Granted	438,110	18.17
Exercised	(25,566)	10.00
Forfeited	(33,908)	30.16

Outstanding December 31, 2009	2,085,075	25.01	1,323,549
Granted	323,978	25.06
Exercised	(650,565)	12.00
Expired	(9,485)	46.73

Outstanding December 31, 2010	1,749,003	29.74	791,759

For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2010 were as follows:

	Stock Options Outstanding
	Shares	Weighted-Average
Range of Exercise Prices		Exercise Price	Remaining Life
$ 9.03 – $13.57	139,149	$10.93	2.0 Years
$17.83 – $29.33	879,760	21.81	7.8
$40.08 – $50.25	730,094	42.90	5.2

$ 9.03 – $50.25	1,749,003	29.74	6.2

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Stock Options Exercisable
	Shares	Weighted-Average
Range of Exercise Prices		Exercise Price	Remaining Life
$ 9.03 – $13.57	139,149	$10.93	2.0 Years
$25.07 – $28.06	134,965	25.27	3.2
$40.08 – $50.25	517,645	42.09	4.4

$ 9.03 – $50.25	791,759	33.74	3.8

The aggregate intrinsic value of stock options exercisable at December 31, 2010 was zero because a significant number of the options were out-of-the-money. The aggregate intrinsic value of all stock options outstanding at December 31, 2010 was $2.4 million.

A summary of restricted stock activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	183,333	$42.00
Granted	71,900	44.68
Vested	(62,716)	43.35
Forfeited	(3,455)	42.26

Unvested at December 31, 2008	189,062	42.56
Granted	197,464	18.25
Vested	(39,319)	40.57
Forfeited	(9,001)	27.64

Unvested at December 31, 2009	338,206	28.99
Granted	185,216	25.38
Vested	(46,125)	39.88
Forfeited	(3,660)	23.93

Unvested at December 31, 2010	473,637	26.56

A summary of performance stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Granted	64,780	$17.83
Forfeited	(2,806)	17.83

Unvested at December 31, 2009	61,974	17.83
Granted	41,984	24.63
Performance adjustment	(18,329)	20.75

Unvested at December 31, 2010	85,629	20.53

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2010, 2009, and 2008, the total intrinsic value of stock options exercised (the difference between the market price on the date of exercise and the option price paid to exercise the option) was $10.9 million, $0.4 million, and $2.5 million, respectively. The fair values of restricted stock vested during the years ended December 31, 2010, 2009, and 2008 were $1.2 million, $0.7 million, and $2.5 million, respectively.

On December 31, 2010, there was $7.5 million of unrecognized stock-based compensation expense. The weighted average period over which this expense is expected to be recognized was approximately two years.

Note 9—Long-Term Debt

	December 31
	2010	2009
	(In thousands)
Industrial development debt issues payable through 2022, 0.48%	$4,000	$6,000
Senior Notes payable through 2012, 8.39%	16,160	24,344
Senior Notes payable through 2021, 5.41%	60,000	60,000
Senior Notes payable through 2021, 4.00%	100,000	—
Senior revolving credit facility maturing in 2015	195,000	—
Note payable through 2011, net of unamortized discount of $66 and $230	1,934	3,770

Total	377,094	94,114
Amounts due within one year	10,000	12,000

Long-term debt	367,094	82,114

On October 13, 2010, we entered into a credit agreement with a syndicate of lenders establishing a $250.0 million unsecured senior revolving credit facility that matures in October 2015. The senior revolving credit facility provides for borrowings up to $250.0 million and is subject to certain commitment fees. Loans made under the senior revolving credit facility bear interest at a variable rate. Loan proceeds may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing indebtedness. The credit agreement also provides for an uncommitted incremental facility that permits us, subject to certain conditions, to request an increase in the senior credit facility of up to $50 million. At December 31, 2010, $55.0 million of the $250.0 million senior revolving credit facility was unused.

On October 13, 2010, we issued $100.0 million in 4.00% Series A Senior Notes. The Series A Senior Notes will mature on October 13, 2021 and are payable in five annual installments of $20.0 million, commencing October 13, 2017. Interest is payable quarterly beginning January 13, 2011. The Series A Senior Notes are unsecured.

Approximate maturities of these obligations are $9.9 million in 2011, $8.2 million in 2012, $6.7 million in 2013, $6.7 million in 2014, $201.6 million in 2015, and $144.0 million thereafter. Some debt agreements require us to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants as of December 31, 2010.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the year ended December 31, 2010 were as follows:

	Goodwill	Intangibles
	(In thousands)
Net balances at January 1, 2010	$84,727	$13,543
Goodwill and intangibles acquired	179,900	43,956
Amortization expense	—	(3,698)
Currency translation and other	(1,538)	79

Net balances at December 31, 2010	263,089	53,880

At December 31, 2010, goodwill of approximately $200.2 million, $58.9 million, and $4.0 million related to the North American, Western European, and Africa/Latin American reporting units, respectively.

Intangible assets include patents and technology, license agreements, copyrights, trade names and distribution agreements. These items are reported in other noncurrent assets. At December 31, 2010, intangible assets totaled $53.9 million, net of accumulated amortization of $18.1 million. Intangible asset amortization expense over the next five years is expected to be approximately $5.5 million in 2011, $4.2 million in 2012, $4.2 million in 2013, $4.2 million in 2014, and $4.2 million in 2015.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to defined benefit pension plans and other postretirement benefits plans is provided in the following table:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In thousands)
Change in Benefit Obligations
Benefit obligations at January 1	$330,757	$299,472	$30,014	$33,473
Service cost	7,702	7,221	763	718
Interest cost	18,615	18,477	1,729	1,836
Participant contributions	137	156		—
Plan amendments	—	(20)	—	(2,668)
Actuarial losses (gains)	14,441	18,281	2,011	(1,247)
Benefits paid	(17,249)	(20,229)	(1,783)	(2,348)
Transfers	—	(2,872)	—	—
Curtailments	(1,057)	44	—	—
Settlements	—	(82)	—	—
Termination benefits	926	6,411	—	250
Currency translation effects	(4,517)	3,898	—	—

Benefit obligations at December 31	349,755	330,757	32,734	30,014

Change in Plan Assets
Fair value of plan assets at January 1	342,874	293,641	—	—
Actual return on plan assets	48,001	67,086	—	—
Employer contributions	3,501	3,138	1,783	2,348
Participant contributions	137	156	234	234
Transfers	—	(2,872)	—	—
Benefits paid	(14,659)	(17,613)	(2,017)	(2,582)
Reimbursement of German benefits	(2,589)	(2,616)	—	—
Settlements	—	(82)	—	—
Currency translation effects	342	2,036	—	—

Fair value of plan assets at December 31	377,607	342,874	—	—

Funded Status
Funded status at December 31	27,851	12,117	(32,734)	(30,014)
Unrecognized transition losses	42	44	—	—
Unrecognized prior service cost	923	1,053	(3,527)	(4,082)
Unrecognized net actuarial losses	82,903	84,263	15,202	14,032

Net amount recognized	111,719	97,477	(21,059)	(20,064)

Amounts Recognized in the Balance Sheet
Noncurrent assets	121,631	105,812	—	—
Current liabilities	(4,779)	(4,773)	(2,538)	(2,522)
Noncurrent liabilities	(89,001)	(88,922)	(30,196)	(27,492)

Net amount recognized	27,851	12,117	(32,734)	(30,014)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial losses	82,903	84,263	15,202	14,032
Prior service cost (credit)	923	1,053	(3,527)	(4,082)
Unrecognized net initial obligation	42	44	—	—

Total (before tax effects)	83,868	85,360	11,675	9,950

Accumulated Benefit Obligations for all Defined Benefit Plans	332,544	298,259	—	—

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
	(In thousands)
Components of Net Periodic Benefit (Credit) Cost
Service cost	$7,702	$7,229	$9,306	$763	$719	$693
Interest cost	18,615	18,477	18,888	1,730	1,836	1,855
Expected return on plan assets	(34,565)	(35,273)	(36,819)	—	—	—
Amortization of transition amounts	4	6	20	—	—	—
Amortization of prior service cost	103	153	176	840	1,001	1,215
Recognized net actuarial losses (gains)	537	245	(1,453)	(555)	(401)	(358)
Curtailment loss	287	97	34	—	—	—
Termination benefits	926	6,411	—	—	250	—

Net periodic benefit (credit) cost	(6,391)	(2,655)	(9,848)	2,778	3,405	3,405

Amounts included in accumulated other comprehensive income expected to be recognized in 2010 net periodic benefit costs.

	Pension Benefits	Other Benefits
	(In thousands)
Loss recognition	$586	$852
Prior service cost (credit) recognition	103	(455)
Transition obligation recognition	4	—

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Assumptions used to determine benefit obligations
Discount rate	5.6%	5.8%	5.3%	6.0%
Rate of compensation increase	3.7%	3.8%	—	—
Assumptions used to determine net periodic benefit cost
Discount rate	5.8%	6.2%	6.0%	6.3%
Expected return on plan assets	8.3%	8.3%	—	—
Rate of compensation increases	3.8%	3.7%	—	—

Discount rates were determined using various corporate bond indexes as indicators of interest rate levels and movements and by matching our projected benefit obligation payment stream to current yields on high quality bonds.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected return on assets for the 2010 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on historical returns) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Pension Plan Assets at December 31
	2010	2009
Asset Category
Equity securities	73%	69%
Fixed income securities	15	21
Pooled investment funds	5	5
Cash and cash equivalents	4	2
Insurance contracts	3	3

Total	100%	100%

The overall objective of our pension investment strategy is to earn a rate of return over time to satisfy the benefit obligations of the pension plans and to maintain sufficient liquidity to pay benefits and meet other cash requirements of our pension funds. Investment policies for our primary U.S. pension plan are determined by the plan’s Investment Committee and set forth in the plan’s investment policy. Asset managers are granted discretion for determining sector mix, selecting securities and timing transactions, subject to the guidelines of the investment policy. An aggressive, flexible management of the portfolio is permitted and encouraged, with shifts of emphasis among equities, fixed income securities, and cash equivalents at the discretion of each manager. No target asset allocations are set forth in the investment policy. For our non-U.S. pension plans, our investment objective is generally met through the use of pooled investment funds and insurance contracts.

The following table summarizes our pension plan assets measured at fair value on a recurring basis by fair value hierarchy level:

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(In thousands)
Equity securities	$274,918	$—	$—	$274,918
Fixed income securities	9,218	49,401	—	58,619
Pooled investment funds	—	19,338	—	19,338
Cash and cash equivalents	14,007	—	—	14,007
Insurance contracts	—	—	10,725	10,725

Total	298,143	68,739	10,725	377,607

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(In thousands)
Equity securities	$238,253	$—	$—	$238,253
Fixed income securities	4,486	68,188	—	72,674
Pooled investment funds	—	15,991	—	15,991
Cash and cash equivalents	6,078	—	—	6,078
Insurance contracts	—	—	9,878	9,878

Total	248,817	84,179	9,878	342,874

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of Level 3 assets:

Insurance Contracts
Balance January 1, 2009	$8,907
Net realized and unrealized gains included in earnings	376
Net purchases, issuances and settlements	595

Balance December 31, 2009	9,878
Net realized and unrealized losses included in earnings	(406)
Net purchases, issuances and settlements	1,253

Balance December 31, 2010	10,725

We expect to make net contributions of $3.8 million to our pension plans in 2011.

For measurement purposes, a 9.0% increase in the costs of covered health care benefits was assumed for the year 2010, decreasing by 0.5% for each successive year to 4.5% in 2017 and thereafter. A one-percentage-point change in assumed health care cost trend rates would have increased or decreased the other postretirement benefit obligations and current year plan expense by approximately $1.9 million and $1.7 million, respectively.

Expense for defined contribution pension plans was $3.7 million in 2010, $3.1 million in 2009, $4.1 and million in 2008.

Estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $17.7 million in 2011, $18.5 million in 2012, $19.1 million in 2013, $18.7 million in 2014, $19.2 million in 2015, and are expected to aggregate $106.2 million for the five years thereafter. Estimated other postretirement benefits to be paid during the next five years are $2.6 million in 2011, $2.5 million in 2012, $2.6 million in 2013, $2.6 million in 2014, $2.7 million in 2015, and are expected to aggregate $14.1 million for the five years thereafter.

Note 12—Other Income

	2010	2009	2008
	(In thousands)
Interest income	$1,979	$1,489	$2,450
Gain on asset dispositions, net	5,135	4,919	2,157
Other, net	(1,077)	(548)	558

Total	6,037	5,860	5,165

Note 13—Leases

We lease office space, manufacturing and warehouse facilities, automobiles, and other equipment under operating lease arrangements. Rent expense was $12.8 million in 2010, $12.6 million in 2009, and $12.9 million in 2008. Minimum rent commitments under noncancelable leases are $9.0 million in 2011, $5.0 million in 2012, $3.6 million in 2013, $2.9 million in 2014, $2.5 million in 2015, and $2.5 million thereafter.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Short-Term Debt

During 2010, we replaced our short-term bank line of credit with the $250.0 million unsecured senior revolving credit facility that matures in 2015. Short-term borrowings with banks, which exclude the current portion of long-term debt, were $0.2 million and $4.3 million at December 31, 2010 and 2009, respectively. The average month-end balance of total short-term borrowings during 2010 was $34.5 million. The maximum month-end balance of $80.3 million occurred at August 31, 2010. The weighted average interest rates on short-term borrowings at December 31, 2010 and 2009 were 7% and 3%, respectively.

Note 15—Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange losses (gains) in the consolidated statement of income. At December 31, 2010, the notional amount of open forward contracts was $19.0 million and the unrealized gain on these contracts was immaterial. All open forward contracts will mature during the first quarter of 2011.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments.

Derivatives not designated as hedging instruments:

(In thousands)	December 31 2010	December 31 2009
Foreign exchange contracts:
Prepaid expenses and other current assets	$4	$—
Other current liabilities	—	289

The following table presents the income statement location and impact of derivative financial instruments:

(In thousands)	Income Statement Location	Amount Recognized in Income
		Year ended December 31
		2010	2009
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses (gains)	$274	$3,504

Note 16—Acquisitions

On October 13, 2010, we acquired General Monitors, Inc. (GMI) and its affiliated companies, General Monitors Ireland Limited (GMIL) and General Monitors Transnational, LLC (GMT), collectively referred to as General Monitors, for $278.2 million. There is no contingent consideration. At the same time, we entered into an escrow agreement with the sellers, pursuant to which approximately $38.0 million of the purchase price was placed into escrow. The escrow agreement expires two years after the closing date.

Approximately $264.0 million of the acquisition price was funded through the issuance of $100.0 million in 4.00% Series A Senior Notes and borrowings on a $250.0 million unsecured senior revolving credit facility. The

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series A Senior Notes will mature on October 13, 2021 and are payable in five annual installments of $20.0 million, commencing October 13, 2017. Interest is payable quarterly beginning January 13, 2011. The Series A Senior Notes are unsecured. Borrowings made under the unsecured senior revolving credit facility bear interest at a variable annual rate and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures, and repayment of existing debt.

GMI, GMIL and GMT are now our wholly-owned subsidiaries. General Monitors is a leading innovator and developer of advanced flame and gas detection systems that are used in a broad range of oil and gas exploration and refining applications and in diverse industrial plant settings. In addition to providing us with greater access to the global oil and gas market, we believe that the acquisition significantly enhances our long-term corporate strategy in fixed gas detection by providing us with world-class research and development talent and an industry-leading product line.

The following table summarizes the preliminary fair values of the General Monitors assets acquired and liabilities assumed at the date of acquisition:

(In millions)	October 13, 2010
Current assets (including cash of $18.6 million)	$46.8
Property	14.0
Trade name	6.0
Acquired technology	11.0
Customer-related intangibles	27.0
Goodwill	179.9
Other noncurrent assets	3.5

Total assets acquired	288.2
Total liabilities assumed	10.0

Net assets acquired	278.2

Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management based, in part, on an independent valuation performed by a third party valuation specialist. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The identifiable intangible assets acquired in the General Monitors transaction will be amortized over an estimated weighted-average amortization period of 16 years. Estimated future amortization expense related to these identifiable intangible assets is approximately $3.3 million in each of the next five years.

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of General Monitors with our operations, and the going concern element of General Monitors existing business. Goodwill related to the General Monitors acquisition has been recorded in our reportable segments as follows: $136.7 million in North American segment and $43.2 million in the European segment. North American segment goodwill is expected to be tax deductible. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $4.8 million.

Our results for the year ended December 31, 2010 include transaction and integration costs of $6.5 million ($4.0 million after tax). These costs are reported in selling, general and administrative expenses.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating results of General Monitors have been included in our consolidated financial statements from the acquisition date through December 31, 2010. Our results for the year ended December 31, 2010 include General Monitors sales and net income of $16.3 million and $0.2 million, respectively. General Monitors net income includes a one-time increase in cost of sales of $2.5 million ($1.5 million after tax) related to the fair value step-up of inventories acquired from General Monitors and sold during 2010.

The following unaudited pro forma information presents our combined results as if the acquisition had occurred at the beginning of 2008. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the merger; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between us and GMI, GMIL, or GMT during the periods presented that are required to be eliminated. Transactions between GMI, GMIL, and GMT during the periods presented have been eliminated in the unaudited pro forma condensed combined financial information. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings that we made to acquire the General Monitors companies, amortization expense related to acquire intangible assets and the tax benefit associated with these incremental expenses. Pro forma adjustments were also made to the 2010 information to remove the effects of one-time transaction and integration costs. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma financial information (Unaudited)

	Year ended December 31
(In millions, except per share amounts)	2010	2009	2008
Net sales	$1,032	$989	$1,218
Net income	50	51	78
Basic earnings per share	1.39	1.44	2.18
Diluted earnings per share	1.37	1.43	2.16

The unaudited pro forma condensed combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisitions been completed as of the date and for the periods presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisitions. In addition, the unaudited pro forma condensed combined financial information is not intended to project the future financial position or results of operations of the combined company.

The unaudited pro forma financial information was prepared using the acquisition method of accounting under existing GAAP. MSA has been treated as the acquirer.

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

Note 18—Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At December 31, 2010, the reported carrying amount of our fixed rate long-term debt was $176.0 million and the fair value was $175.1 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of December 31, 2010.

Note 19—Contingencies

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims, based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes, and other relevant

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information. The reserve for single incident product liability claims was $5.2 million and $5.9 million at December 31, 2010 and 2009, respectively. Single incident product liability expense during the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $0.5 million, and $2.7 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos, and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. We are presently named as a defendant in approximately 1,900 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged, the amount of damages sought, and potentially involve multiple defendants.

Cumulative trauma product liability litigation is difficult to predict. In our experience, until late in a lawsuit, we cannot reasonably determine whether it is probable that any given cumulative trauma lawsuit will ultimately result in a liability. This uncertainty is caused by many factors, including the following: cumulative trauma complaints generally do not provide information sufficient to determine if a loss is probable; cumulative trauma litigation is inherently unpredictable and information is often insufficient to determine if a lawsuit will develop into an actively litigated case; and even when a case is actively litigated, it is often difficult to determine if the lawsuit will be dismissed or otherwise resolved until late in the lawsuit. Moreover, even once it is probable that such a lawsuit will result in a loss, it is difficult to reasonably estimate the amount of actual loss that will be incurred. These amounts are highly variable and turn on a case-by-case analysis of the relevant facts, which are often not learned until late in the lawsuit.

Because of these factors, we cannot reliably determine our potential liability for such claims until late in the lawsuit. We, therefore, do not record cumulative trauma product liability losses when a lawsuit is filed, but rather, when we learn sufficient information to determine that it is probable that we will incur a loss and the amount of loss can be reasonably estimated. We record expenses for defense costs associated with open cumulative trauma product liability lawsuits as incurred.

We cannot estimate any amount or range of possible losses related to resolving pending and future cumulative trauma product liability claims that we may face because of the factors described above. As new information about cumulative trauma product liability cases and future developments becomes available, we reassess our potential exposures.

A summary of cumulative trauma product liability claims activity follows:

	2010	2009	2008
Open claims, January 1	2,480	2,550	2,450
New claims	260	220	320
Settled and dismissed claims	(840)	(290)	(220)

Open claims, December 31	1,900	2,480	2,550

With some common contract exclusions, we maintain insurance for cumulative trauma product liability claims. We have purchased insurance policies from over 20 different insurance carriers that provide coverage for cumulative trauma product liability losses and related defense costs. In the normal course of business, we make

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments to settle product liability claims and for related defense costs. We record receivables for the amounts that are covered by insurance. The available limits of these policies are many times our recorded insurance receivable balance.

Various factors could affect the timing and amount of recovery of our insurance receivables, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage, and the extent to which insurers may become insolvent in the future.

Our insurance receivables totaled $89.0 million December 31, 2010, all of which is reported in other non-current assets, and $91.7 million at December 31, 2009, of which $29.0 million is reported in other current assets and $62.7 million in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	2010	2009	2008
Balance January 1	$91.7	$60.6	39.1
Additions	30.9	33.1	22.8
Collections and settlements	(33.6)	(2.0)	(1.3)

Balance December 31	89.0	91.7	60.6

Additions to insurance receivables in the above table represent insured cumulative trauma product liability settlements and related defense costs. Uninsured cumulative trauma product liability losses during the years ended December 31, 2010, 2009, and 2008 were $0.2 million, $1.7 million, and $1.6 million, respectively.

Our aggregate cumulative trauma product liability settlement, administrative and defense costs for the years ended December 31, 2010, 2009, and 2008 total approximately $90.3 million, substantially all of which was insured.

We believe that the increase in the insurance receivable balance that we have experienced since 2005 is primarily due to disagreements among our insurance carriers, and consequently with us, as to when their individual obligations to pay us are triggered and the amount of each insurer’s obligation, as compared to other insurers. We believe that our insurers do not contest that they have issued policies to us or that these policies cover cumulative trauma product liability claims. Our ability to resolve our insurance litigations with Century Indemnity Company and Columbia Casualty Company successfully during 2010 demonstrates that we had strong legal positions concerning our rights to coverage.

We regularly evaluate the collectability of the insurance receivables and record the amounts that we conclude are probable of collection. Our conclusion is based on our analysis of the terms of the underlying insurance policies, our experience in successfully recovering cumulative trauma product liability claims from our insurers under other policies, the financial ability of our insurance carriers to pay the claims, our understanding and interpretation of the relevant facts and applicable law, and the advice of legal counsel, who believe that our insurers are required to provide coverage based on the terms of the policies.

Although the outcome of cumulative trauma product liability matters cannot be predicted with certainty and unfavorable resolutions could materially affect our results of operations on a quarter-to-quarter basis, based on information currently available and the amounts of insurance coverage available to us, we believe that the disposition of cumulative trauma product liability lawsuits that are pending against us will not have a materially adverse effect on our future results of operations, financial condition, or liquidity.

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

On April 9, 2010, North River filed a complaint against us and two excess insurance carriers in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Northbrook Insurance Company. We filed a motion to dismiss the declaratory judgment claim and a counter claim for breach of contract against North River and the two excess carriers. The court stayed the declaratory judgment claim and the breach of contract claim is now in discovery. We believe that Pennsylvania law supports our position that North River has insurance responsibilities to indemnify us against various product liability claims to the full limits of these policies.

During May 2010, we resolved the coverage litigation with Century Indemnity Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

During July 2010, we resolved the coverage litigation with Columbia Casualty Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

On July 26, 2010, we filed a complaint in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers.

In December 2010, North River filed a motion to dismiss or stay the Delaware action asserting that the previously-discussed cases in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania were capable of resolving the claims presented in the Superior Court for the State of Delaware action.

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

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 21—Subsequent Events

On January 24, 2011, the Superior Court of the State of Delaware granted North River Insurance Company’s motion to stay the Delaware insurance coverage action, pending resolution of the ongoing actions in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania. We appealed the trial court’s decision to stay the case.

Management has evaluated subsequent events and has concluded that events that would require recognition or disclosure are appropriately reflected in the financial statements.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22—Quarterly Financial Information (Unaudited)

	2010
	Quarters				Year
	1st	2nd	3rd	4th
	(In thousands, except earnings per share)
Net sales	$212,434	$237,173	$242,019	$285,005	$976,631
Gross profit	82,453	90,226	90,679	106,741	370,099
Net income attributable to Mine Safety Appliances Company	4,906	11,827	9,603	11,768	38,104
Earnings per share attributable to Mine Safety Appliances Company shareholders:
Basic	.14	.33	.27	.33	1.06
Diluted	.14	.32	.26	.32	1.05

	2009
	Quarters				Year
	1st	2nd	3rd	4th
	(In thousands, except earnings per share)
Net sales	$218,175	$227,232	$228,486	$236,098	$909,991
Gross profit	82,977	85,315	83,132	85,301	336,725
Net income attributable to Mine Safety Appliances Company	7,221	12,458	10,954	12,662	43,295
Earnings per share attributable to Mine Safety Appliances Company shareholders:
Basic	.20	.35	.31	.35	1.21
Diluted	.20	.35	.30	.35	1.21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

Incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Executive Compensation,” (3) “Other Information Concerning the Board of Directors,” (4) “Stock Ownership,” and (5) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 11, 2011. The information appearing in such Proxy Statement under the caption “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. As to Item 10 above, also see the information reported in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant,” which is incorporated herein by reference. As to Item 10 above, the Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s website at www.MSANet.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.

As to Item 12 above, the following table sets forth information as of December 31, 2010 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,749,003	$29.74	932,161	*
Equity compensation plans not approved by security holders	None	—	None
Total	1,749,003	$29.74	932,161

*	Includes 660,832 shares available for issuance under the 2008 Management Equity Incentive Plan and 271,329 shares available for issuance under the 2008 Non-Employee Directors’ Equity Incentive Plan.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K.

(a) 2. The following additional financial information for the three years ended December 31, 2010 is filed with the report and should be read in conjunction with the above financial statements:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements and consolidated notes to the financial statements listed above.

(a) 3. Exhibits

3(i)	Restated Articles of Incorporation as amended and restated May 23, 1986 and as further amended through May 2007, filed as Exhibit 3.1 to Form 8-K on May 15, 2007, is incorporated herein by reference.

3(ii)	By-laws of the registrant, as amended to February 28, 2008, filed as Exhibit 3.1 to Form 8-K on March 5, 2008, is incorporated herein by reference.

10(a)*	2008 Management Equity Incentive Plan, filed as Exhibit 10.1 to Form 8-K on May 15, 2008, is incorporated herein by reference.

10(b)*	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(a) to Form 10-Q on May 10, 2006, is incorporated herein by reference.

10(c)*	Supplemental Pension Plan as amended and restated effective January 1, 2005, filed as Exhibit 10.3 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(d)*	2008 Non-Employee Directors’ Equity Incentive Plan, filed as Exhibit 10.2 to Form 10-Q on July 28, 2008, is incorporated herein by reference.

10(e)*	Executive Insurance Program as Amended and Restated as of January 1, 2006, filed as Exhibit 10(a) to Form 10-Q on August 7, 2007, is incorporated herein by reference.

10(f)*	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

10(g)*	Supplemental Executive Retirement Plan, effective January 1, 2008, filed as Exhibit 10.2 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(h)*	Form of Change-in-Control Severance Agreement between the registrant and its executive officers, filed as Exhibit 10.1 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(i)	Trust Agreement, effective June 1, 1996, as amended through May 13, 2008, between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust filed as Exhibit 10.3 to Form 10-Q on July 28, 2008, is incorporated herein by reference.

10(j)*	2005 Supplemental Savings Plan, effective January 1, 2005, filed as Exhibit 10.4 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(k)*	CEO Annual Incentive Award Plan filed as Appendix A to the registrant’s definitive proxy statement dated March 29, 2005, is incorporated herein by reference.

10(l)	Asset Purchase Agreement, dated as of September 7, 2010, by and among (i) General Monitors, Inc.; (ii) Robert DePalma, Darin Brame, George Purvis, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust I, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust II, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust III, Joseph A. Sperske, as trustee for the Joseph A. Sperske Revocable Trust, and Phillip A. Robbibaro and Michelle Robbibaro, as trustees for the Robbibaro Family Trust; (iii) Joseph A. Sperske, as agent for the seller parties; (iv) Mine Safety Appliances Company; and (v) Fifty Acquisition Corp., filed as Exhibit 10.1 to Form 8-K on September 13, 2010, is incorporated herein by reference.

10(m)	Equity Purchase Agreement, dated as of September 7, 2010, by and among (i) Cecil Lenihan; David Woods; Denis Connolly; Joseph A. Sperske, as Trustee of the Shelley Trust; Joseph A. Sperske, as Trustee of the Stasia Trust; Joseph A. Sperske, as Trustee of the Shannon Trust; Darin Brame; George Purvis; Joseph A. Sperske, as Trustee of the Joseph A. Sperske Revocable Trust; and Phillip A. Robbibaro and Michelle Robbibaro, as Trustees of the Robbibaro Family Trust; (ii) Joseph A. Sperske, as agent for the sellers; and (iii) Mine Safety Appliances Company, filed as Exhibit 10.2 to Form 8-K on September 13, 2010, is incorporated herein by reference.

10(n)	Share Purchase Agreement, dated as of September 7, 2010, by and among (i) Raybeam Limited, Joseph A. Sperske, as Trustee of the 1995 Edwards QSST Trust I, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust II, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust III, Denis Connolly and Cecil Lenihan; (ii) Joseph A. Sperske, as agent for the sellers; (iii) Mine Safety Appliances Company; and (iv) Mine Safety Fifty Ireland Limited, filed as Exhibit 10.3 to Form 8-K on September 13, 2010, is incorporated herein by reference.

10(o)	Amendment No. 1 dated October 13, 2010 to Asset Purchase Agreement, dated as of September 7, 2010, by and among (i) General Monitors, Inc.; (ii) Robert DePalma, Darin Brame, George Purvis, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust I, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust II, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust III, Joseph A. Sperske, as trustee for the Joseph A. Sperske Revocable Trust, and Phillip A. Robbibaro and Michelle Robbibaro, as trustees for the Robbibaro Family Trust; (iii) Joseph A. Sperske, as agent for the seller parties; (iv) Mine Safety Appliances Company; and (v) Fifty Acquisition Corp., filed as Exhibit 10.1 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(p)	Amendment No. 1 dated October 13, 2010 to Equity Purchase Agreement, dated as of September 7, 2010, by and among (i) Cecil Lenihan; David Woods; Denis Connolly; Joseph A. Sperske, as Trustee of the Shelley Trust; Joseph A. Sperske, as Trustee of the Stasia Trust; Joseph A. Sperske, as Trustee of the Shannon Trust; Darin Brame; George Purvis; Joseph A. Sperske, as Trustee of the Joseph A. Sperske Revocable Trust; and Phillip A. Robbibaro and Michelle Robbibaro, as Trustees of the Robbibaro Family Trust; (ii) Joseph A. Sperske, as agent for the sellers; and (iii) Mine Safety Appliances Company, filed as Exhibit 10.2 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(q)	Credit Agreement dated October 13, 2010 by and among Mine Safety Appliances Company, each of the guarantors party thereto, each of the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders, and J.P. Morgan Chase Bank, N.A., as syndication agent for the Lenders, filed as Exhibit 10.1 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(r)	Guaranty and Suretyship Agreement dated October 13, 2010 from General Monitors Transnational, LLC in favor of PNC Bank, National Association, and the other lenders party to the Credit Agreement, filed as Exhibit 10.2 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(s)	Guaranty and Suretyship Agreement dated October 13, 2010 from Fifty Acquisition Corp. in favor of PNC Bank, National Association, and the other lenders party to the Credit Agreement, filed as Exhibit 10.3 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(t)	Note Purchase Agreement and Private Shelf Agreement dated October 13, 2010 by and among Mine Safety Appliances Company, Prudential Investment Management, Inc. and the Series A Purchasers thereto, filed as Exhibit 10.4 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(u)	Guaranty Agreement dated as of October 13, 2010 made by General Monitors Transnational, LLC in favor of the Note Purchasers, filed as Exhibit 10.5 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(v)	Guaranty Agreement dated as of October 13, 2010 made by Fifty Acquisition Corp. in favor of the Note Purchasers, filed as Exhibit 10.6 to Form 8-K on October 19, 2010, is incorporated herein by reference.

21	Affiliates of the registrant is filed herewith.

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm is filed herewith.

31.1	Certification of W. M. Lambert pursuant to Rule 13a-14(a) is filed herewith.

31.2	Certification of D. L. Zeitler pursuant to Rule 13a-14(a) is filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.(S)1350 is filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

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

MINE SAFETY APPLIANCES COMPANY

February 28, 2011	By	/S/ WILLIAM M. LAMBERT
(Date)		William M. Lambert President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN T. RYAN III John T. Ryan III	Director, Chairman of the Board	February 28, 2011

/S/ WILLIAM M. LAMBERT William M. Lambert	Director; President and Chief Executive Officer	February 28, 2011

/S/ DENNIS L. ZEITLER Dennis L. Zeitler	Senior Vice President—Finance; Principal Financial and Accounting Officer	February 28, 2011

/S/ ROBERT A. BRUGGEWORTH Robert A. Bruggeworth	Director	February 28, 2011

/S/ JAMES A. CEDERNA James A. Cederna	Director	February 28, 2011

/S/ THOMAS B. HOTOPP Thomas B. Hotopp	Director	February 28, 2011

/S/ DIANE M. PEARSE Diane M. Pearse	Director	February 28, 2011

/S/ L. EDWARD SHAW, JR. L. Edward Shaw, Jr.	Director	February 28, 2011

/S/ JOHN C. UNKOVIC John C. Unkovic	Director	February 28, 2011

/S/ THOMAS H. WITMER Thomas H. Witmer	Director	February 28, 2011

SCHEDULE II

MINE SAFETY APPLIANCES COMPANY AND AFFILIATES

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2010

	2010	2009	2008
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$6,866	$6,050	$6,558
Additions—
Charged to costs and expenses	3,294	2,602	1,727
Deductions—
Deductions from reserves (1)	769	1,786	2,235

Balance at end of year	9,391	6,866	6,050

Income tax valuation allowance:
Balance at beginning of year	3,174	2,973	1,846
Additions—
Charged to costs and expenses	1,149	201	1,127
Deductions—
Deductions from reserves	—	—	—

Balance at end of year	4,323	3,174	2,973

(1)	Bad debts written off, net of recoveries.