Form 10-Q
period 2011-03-31
MINE SAFETY APPLIANCES CO
filed 2011-04-28
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Cranberry Woods Drive Cranberry Township, Pennsylvania	16066-5296
(Address of principal executive offices)	(Zip Code)

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

On April 15, 2011 there were 36,600,252 shares of common stock outstanding, not including 1,265,118 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended March 31
	2011	2010
Net sales	$276,499	$212,434
Other income	796	1,305

	277,295	213,739

Costs and expenses
Cost of products sold	166,102	129,981
Selling, general and administrative	73,045	61,908
Research and development	10,543	7,736
Restructuring and other charges	3,087	6,809
Interest	3,437	1,540
Currency exchange losses (gains)	666	(2,158)

	256,880	205,816

Income before income taxes	20,415	7,923
Provision for income taxes	6,919	2,803

Net income	13,496	5,120
Net income attributable to noncontrolling interests	(187)	(214)

Net income attributable to Mine Safety Appliances Company	13,309	4,906

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.36	$0.14

Diluted	$0.36	$0.14

Dividends per common share	$0.25	$0.24

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	March 31 2011	December 31 2010
Assets
Current assets
Cash and cash equivalents	$66,987	$59,760
Trade receivables, less allowance for doubtful accounts of $9,433 and $9,391	210,073	198,551
Inventories	156,752	150,581
Deferred tax assets	26,837	25,714
Income taxes receivable	6,322	12,936
Prepaid expenses and other current assets	29,842	29,847

Total current assets	496,813	477,389

Property, less accumulated depreciation of $325,927 and $316,288	158,872	156,789
Prepaid pension cost	124,016	121,631
Deferred tax assets	8,488	8,285
Goodwill	266,556	263,089
Other noncurrent assets	176,218	170,005

Total assets	1,230,963	1,197,188

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$10,107	$10,163
Accounts payable	63,080	58,460
Employees’ compensation	31,312	36,845
Insurance and product liability	24,749	18,401
Taxes on income	1,826	1,253
Other current liabilities	52,666	56,619

Total current liabilities	183,740	181,741

Long-term debt	379,585	367,094
Pensions and other employee benefits	129,934	126,479
Deferred tax liabilities	48,689	49,177
Other noncurrent liabilities	18,183	16,647

Total liabilities	760,131	741,138

Shareholders’ Equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 36,600,252 and 36,519,726 shares)	90,674	88,629
Stock compensation trust — 1,265,118 and 1,360,714 shares	(6,604)	(7,103)
Treasury shares, at cost:
Preferred — 52,878 and 52,878 shares	(1,753)	(1,753)
Common — 24,216,021 and 24,200,951 shares	(264,372)	(263,853)
Accumulated other comprehensive loss	(35,725)	(44,316)
Retained earnings	680,362	676,195

Total Mine Safety Appliances Company shareholders’ equity	466,151	451,368
Noncontrolling interests	4,681	4,682

Total shareholders’ equity	470,832	456,050

Total liabilities and equity	1,230,963	1,197,188

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Three Months Ended March 31
	2011	2010
Operating Activities
Net income	$13,496	$5,120
Depreciation and amortization	8,425	6,960
Pensions	(1,262)	(204)
Net gain from investing activities	(25)	(710)
Stock-based compensation	2,686	2,502
Deferred income tax benefit	(2,101)	(1,519)
Other noncurrent assets and liabilities	(7,087)	(13,839)
Currency exchange losses (gains)	666	(2,158)
Other, net	78	(1,790)

Operating cash flow before changes in working capital	14,876	(5,638)

Trade receivables	(8,705)	1,215
Inventories	(2,778)	(6,928)
Accounts payable and accrued liabilities	(33)	(3,188)
Income taxes receivable, prepaid expenses and other current assets	7,283	8,144

Increase in working capital	(4,233)	(757)

Cash flow from operating activities	10,643	(6,395)

Investing Activities
Property additions	(7,387)	(3,554)
Other investing	33	1,320

Cash flow from investing activities	(7,354)	(2,234)

Financing Activities
(Payments on) proceeds from short-term debt, net	(72)	18,427
Proceeds from long-term debt	12,500	—
Cash dividends paid	(9,142)	(8,643)
Company stock purchases	(518)	(273)
Exercise of stock options	66	69
Excess tax provision related to stock plans	(208)	(185)

Cash flow from financing activities	2,626	9,395

Effect of exchange rate changes on cash	1,312	(853)

Increase (decrease) in cash and cash equivalents	7,227	(87)
Beginning cash and cash equivalents	59,760	61,983

Ending cash and cash equivalents	66,987	61,896

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(1) Basis of Presentation

We have prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements.

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

(2) Restructuring and Other Charges

During the three months ended March 31, 2011, we recorded charges of $3.1 million ($2.0 million after tax). European segment charges of $1.7 million related primarily to staff reductions in Germany and the transfer of certain production activities to China and the U.S. North American segment charges of $0.5 million included costs associated with the collocation of certain administrative and production activities. International segment charges of $0.9 million were related to severance costs associated with the relocation of our Wuxi, China operations to Suzhou.

During the three months ended March 31, 2010, we recorded charges of $6.8 million ($4.7 million after tax). European segment charges of $5.3 million related primarily to a focused voluntary retirement incentive program in Germany. North American segment charges of $1.0 million included stay bonuses and other costs associated with the transfer of certain production activities to lower cost factories. International segment charges of $0.5 million were primarily for severance costs associated with staff reductions in South Africa.

(3) Comprehensive Income (Loss)

Components of comprehensive income (loss) are as follows:

	Three Months Ended March 31
(In thousands)	2011	2010
Net income	$13,496	$5,120
Foreign currency translation gain (loss)	8,591	(6,004)

Comprehensive income (loss)	22,087	(884)
Comprehensive loss (income) attributable to non-controlling interests	1	(334)

Comprehensive income (loss) attributable to Mine Safety Appliances Company	22,088	(1,218)

Components of accumulated other comprehensive loss as follows:

(In thousands)	March 31 2011	December 31 2010
Cumulative translation adjustments	$24,070	$15,479
Pension and post-retirement plan adjustments	(59,795)	(59,795)

Accumulated other comprehensive loss	(35,725)	(44,316)

(4) Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of stock options and the vesting of restricted stock and performance stock, provided in each case that the effect is dilutive. Participating securities are defined as unvested stock-based payment awards that contain nonforfeitable rights to dividends.

	Three Months Ended March 31
(In thousands, except per share amounts)	2011	2010
Net income attributable to Mine Safety Appliances Company	$13,309	$4,906
Preferred stock dividends	(10)	(10)

Income available to common equity	13,299	4,896
Dividends and undistributed earnings allocated to participating securities	(142)	(44)

Income available to common shareholders	13,157	4,852

Basic earnings per common share	$0.36	$0.14

Diluted earnings per common share	$0.36	$0.14

Basic shares outstanding	36,165	35,697
Stock options and other stock compensation	630	527

Diluted shares outstanding	36,795	36,224

Antidilutive stock options	873	749

(5) Segment Information

We are organized into five geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended March 31, 2011
Sales to external customers	$130,916	$64,839	$80,744	$—	$276,499
Intercompany sales	24,543	28,387	3,658	(56,588)	—
Net income (loss) attributable to Mine Safety Appliances Company	9,823	1,587	7,377	(5,478)	13,309

Three Months Ended March 31, 2010
Sales to external customers	$99,114	$56,624	$56,696	$—	$212,434
Intercompany sales	17,905	22,776	3,348	(44,029)	—
Net income (loss) attributable to Mine Safety Appliances Company	5,584	(3,265)	4,378	(1,791)	4,906

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

In 2011, we changed our segment reporting to include corporate overhead and interest expense in reconciling items. Previously, these expenses were reported in the North American, European and International segments. Comparative 2010 amounts have been revised to conform with the current year presentation. The effect of the revisions for the three months ended March 31, 2010 improved North American, European and International segment results by $2.1 million, $0.6 million, and $0.5 million, respectively, and increased the net loss in Reconciling Items by corresponding amounts.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Three months ended March 31
Service cost	$2,164	$1,937	$218	$191
Interest cost	4,875	4,683	435	432
Expected return on plan assets	(8,526)	(8,644)	—	—
Amortization of transition amounts	1	1	—	—
Amortization of prior service cost	26	26	(114)	(139)
Recognized net actuarial losses	198	136	213	210
Settlement loss	—	285	—	—
Termination benefits	—	1,372	—	—

Net periodic benefit (credit) cost	(1,262)	(204)	752	694

We made contributions of $1.1 million to our pension plans during the three months ended March 31, 2011. We expect to make total contributions of approximately $4.3 million to our pension plans in 2011.

(7) Goodwill and Intangible Assets

Changes in goodwill and intangible assets, net of accumulated amortization, during the three months ended March 31, 2011 were as follows:

(In thousands)	Goodwill	Intangibles
Net balances at January 1, 2011	$263,089	$53,880
Amortization expense	—	(1,671)
Currency translation and other	3,467	70

Net balances at March 31, 2011	266,556	52,279

At March 31, 2011, goodwill of approximately $200.1 million, $62.5 million, and $4.0 million related to the North American, European, and International reporting units, respectively.

(8) Inventories

(In thousands)	March 31 2011	December 31 2010
Finished products	$76,789	$71,743
Work in process	18,130	16,494
Raw materials and supplies	61,833	62,344

Total inventories	156,752	150,581

(9) Stock Plans

The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2018. Management stock-based compensation includes stock options, restricted stock and performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market value option prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Certain restricted stock for management retention vests in three equal tranches four, five, and six years after the grant date. Unvested restricted stock for management retention is forfeited if the grantee’s employment with the company terminates for any reason other than death or disability. Restricted stock and performance stock units are valued at the market value of the stock on the grant date. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving a targeted return on net assets or total shareholder return over a three year performance period relative to a pre-determined peer group of companies. We issue Stock Compensation Trust shares or new shares for stock option exercises, restricted stock grants, and performance stock unit grants.

Stock compensation expense was as follows:

	Three Months Ended March 31
(In thousands)	2011	2010
Stock compensation expense	$2,686	$2,502
Income tax benefit	870	873

Stock compensation expense, net of income tax benefit	1,816	1,629

A summary of stock option activity for the three months ended March 31, 2011 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	1,749,003	$29.74
Granted	142,495	33.55
Exercised	(3,730)	17.79

Outstanding at March 31, 2011	1,887,768	30.06

Exercisable at March 31, 2011	982,397	36.08

A summary of restricted stock activity for the three months ended March 31, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	473,637	$26.56
Granted	105,349	33.55
Vested	(54,805)	45.24
Forfeited	(1,551)	23.70

Unvested at March 31, 2011	522,630	26.02

A summary of performance stock unit activity for the three months ended March 31, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	85,629	$20.53
Granted	41,320	33.55

Unvested at March 31, 2011	126,949	24.77

(10) Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses. At March 31, 2011, the notional amount of open forward contracts was $8.6 million and the unrealized gain on these contracts was immaterial.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments:

Derivatives not designated as hedging instruments:

(In thousands)	March 31, 2011	December 31, 2010
Foreign exchange contracts:
Prepaid expenses and other current assets	$26	$4

The following table presents the income statement location and impact of derivative financial instruments:

		Amount Recognized in Income
		Three Months Ended March 31
(In thousands)	Income Statement Location	2011	2010
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses (gains)	$(254)	$532

(11) Income Taxes

At March 31, 2011, we had a gross liability for unrecognized tax benefits of $11.8 million. We have recognized tax benefits associated with these liabilities of $10.5 million at March 31, 2011. These balances are unchanged since December 31, 2010. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.9 million at March 31, 2011.

(12) Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are:

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

The valuation methodologies we used to measure financial assets and liabilities were limited to the derivative financial instruments described in Note 10. We estimate the fair value of these financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of these financial instruments are classified within Level 2 of the fair value hierarchy.

(13) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At March 31, 2011, the reported carrying amount of our fixed rate long-term debt was $176.0 million and the fair value was $174.8 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of March 31, 2011.

(14) Acquisitions

On October 13, 2010, we acquired General Monitors, Inc. (GMI) and its affiliated companies, General Monitors Ireland Limited (GMIL) and General Monitors Transnational, LLC (GMT), collectively referred to as General Monitors, for $278.2 million. There is no contingent consideration. At the same time, we entered into an escrow agreement with the sellers, pursuant to which approximately $38.0 million of the purchase price was placed into escrow to be used, if necessary, to satisfy certain indemnification obligations of the sellers. The escrow agreement expires two years after the closing date.

Approximately $264.0 million of the acquisition price was funded through the issuance of $100.0 million in 4.00% Series A Senior Notes and borrowings on a $250.0 million unsecured senior revolving credit facility. The Series A Senior Notes will mature on October 13, 2021 and are payable in five annual installments of $20.0 million, commencing October 13, 2017. Interest is payable quarterly. The Series A Senior Notes are unsecured. Borrowings made under the unsecured senior revolving credit facility bear interest at a variable annual rate and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures, and repayment of existing debt.

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

The following table summarizes the fair values of the General Monitors assets acquired and liabilities assumed at the date of acquisition:

(In millions)	October 13, 2010
Current assets (including cash of $18.6 million)	$46.8
Property	14.0
Trade name	6.0
Acquired technology	11.0
Customer-related intangibles	27.0
Goodwill	179.9
Other noncurrent assets	3.5

Total assets acquired	288.2
Total liabilities assumed	10.0

Net assets acquired	278.2

Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management based, in part, on an independent valuation performed by a third party valuation specialist. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The identifiable intangible assets acquired in the General Monitors transaction are being amortized over an estimated weighted-average amortization period of 16 years. Estimated future amortization expense related to these identifiable intangible assets is approximately $3.3 million in each of the next five years.

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of General Monitors with our operations, and the going concern element of General Monitors existing business. Goodwill related to the General Monitors acquisition was recorded in our reportable segments as follows: $136.7 million in North American segment and $43.2 million in the European segment. North American segment goodwill is expected to be tax deductible. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $4.8 million.

The operating results of General Monitors have been included in our consolidated financial statements since the acquisition date. Our results for the three months ended March 31, 2011 include General Monitors sales and net income of $19.8 million and $2.3 million, respectively. General Monitors net income for the three months ended March 31, 2011 includes a one-time increase in cost of sales of $2.3 million ($1.5 million after tax) related to the fair value step-up of inventories acquired from General Monitors.

The following unaudited pro forma information presents our combined results as if the acquisition had occurred at the beginning of 2010. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the merger; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no transactions between us and GMI, GMIL, or GMT during the three months ended March 31, 2010 that are required to be eliminated. Transactions between GMI, GMIL, and GMT during the three months ended March 31, 2010 have been eliminated in the unaudited pro forma condensed combined financial information. Pro forma adjustments have been made to the first quarter 2010 information to reflect the incremental impact on earnings of interest costs on the borrowings that we made to acquire the General Monitors companies, amortization expense related to acquired intangible assets and income tax expense, net of benefits associated with the previously-discussed adjustments. Pro forma adjustments were made to the first quarter 2011 information to eliminate incremental one-time costs and related tax benefits associated with purchase accounting adjustments. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma financial information (Unaudited)

	Three months ended March 31
(In millions, except per share amounts)	2011	2010
Net sales	$276.5	$231.6
Net income	15.0	7.1
Basic earnings per share	0.41	0.20
Diluted earnings per share	0.41	0.20

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

(15) Contingencies

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims, based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes, and other relevant information. The reserve for single incident product liability claims was $5.4 million and $5.2 million at March 31, 2011 and December 31, 2010, respectively. Single incident product liability expense during the three months ended March 31, 2011 and 2010 was $0.4 million and $0.5 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

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

A summary of cumulative trauma product liability claims activity follows:

	Three Months Ended March 31 2011	Year Ended December 31 2010
Open claims, beginning of period	1,900	2,480
New claims	47	260
Settled and dismissed claims	(51)	(840)

Open claims, end of period	1,896	1,900

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

Our insurance receivables totaled $97.1 million at March 31, 2011, all of which was reported in other non-current assets. Our insurance receivables totaled $89.0 million December 31, 2010, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

	Three months ended March 31 2011	Year ended December 31 2010
(In millions)
Balance beginning of period	$89.0	$91.7
Additions	8.1	30.9
Collections and settlements	—	(33.6)

Balance end of period	97.1	89.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability settlements and related defense costs. There were no uninsured cumulative trauma product liability losses during the three month periods ended March 31, 2011 and 2010.

Our aggregate cumulative trauma product liability settlement, administrative and defense costs for the years ended December 31, 2010, 2009, and 2008 totaled approximately $90.3 million, substantially all of which was insured.

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

We are currently involved in coverage litigation with The North River Insurance Company (North River). We have sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. The mediation was unsuccessful and the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are pursuing the legal actions necessary to collect all amounts.

In April 2010, North River filed a complaint against us and two excess insurance carriers in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Northbrook Insurance Company. We filed a motion to dismiss the declaratory judgment claim and a counter claim for breach of contract against North River and the two excess carriers. The court stayed the declaratory judgment claim and the breach of contract claim is now in discovery. We believe that Pennsylvania law supports our position that North River has insurance responsibilities to indemnify us against various product liability claims to the full limits of these policies.

During May 2010, we resolved coverage litigation with Century Indemnity Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

During July 2010, we resolved coverage litigation with Columbia Casualty Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

In July 2010, we filed a complaint in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers.

In December 2010, North River filed a motion to dismiss or stay the Delaware action asserting that the previously-discussed cases in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania were capable of resolving the claims presented in the Superior Court of the State of Delaware action. In January 2011, the Superior Court of the State of Delaware granted North River’s motion to stay the Delaware insurance coverage action, pending resolution of the ongoing actions in the United States District Court for the Western District of Pennsylvania and the Court of Common Please of Allegheny County, Pennsylvania. We appealed the trial court’s decision to stay this case and our appeal was denied. There will be no further activity in the Delaware action until the two Pennsylvania actions are resolved.

(16) Recently Adopted and Recently Issued Accounting Standards

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

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance includes factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The adoption of this ASU on January 1, 2011 did not have a material effect on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method. This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this ASU is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, substantive milestones and factors considered in that determination. The adoption of this ASU on January 1, 2011 did not have a material effect on our consolidated financial statements.

(17) Subsequent Events

Management has evaluated subsequent events and has concluded that all events that would require recognition or disclosure are appropriately reflected in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, spending patterns of government agencies, competitive pressures, product liability claims and our ability to collect related insurance receivables, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

International. Our International segment includes companies in South America, Africa and the Asia Pacific region, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, China and South Africa. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the China, Germany, France, and the U.S.; or are purchased from third party vendors.

ACQUISITIONS

In October 2010, we strengthened our presence in oil, gas and petrochemical markets by acquiring General Monitors, Inc. (GMI) of Lake Forest, California and its affiliated companies, General Monitors Ireland Limited (GMIL) and General Monitors Transational, LLC (GMT), collectively referred to as General Monitors. General Monitors is a leading innovator and developer of advanced flame and gas detection systems that are used in a broad range of oil and gas exploration and refining applications and in diverse industrial plant settings. In addition to providing us with greater access to the global oil and gas market, we believe the acquisition significantly enhances our long-term corporate strategy in fixed gas detection by providing us with world-class research and development talent and an industry leading product line. We have assembled a joint cross functional integration team to ensure the successful integration of our operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net sales. Net sales for the three months ended March 31, 2011 were $276.5 million, an increase of $64.1 million, or 30.2%, compared with $212.4 million for the three months ended March 31, 2010.

	Three Months Ended March 31		Dollar Increase	Percent Increase
(In millions)	2011	2010
North America	$130.9	$99.1	$31.8	32%
Europe	64.8	56.6	8.2	14
International	80.7	56.7	24.0	42

Net sales by the North American segment were $130.9 million for the first quarter of 2011, an increase of $31.8 million, or 32%, compared to $99.1 million for the first quarter of 2010. North American sales for the first quarter of 2011 included $14.1 million of General Monitors sales. During the current quarter we continued to see growing demand in the oil and gas market, as well as other core industrial markets. The improved demand in core industrial markets resulted in higher shipments of instruments (excluding General Monitors), head protection, fall protection and respirators, up $2.7 million, $1.6 million, $1.5 million and $1.0 million, respectively. We also saw improved demand in the quarter in the fire service and law enforcement markets, which led to increased sales of SCBAs and gas masks, up $2.4 million and $3.5 million, respectively. Shipments of Advanced Combat Helmets (ACH) to the U.S. military were $6.7 million higher as we continued shipping on our current contract.

Net sales for the European segment were $64.8 million for the first quarter of 2011, an increase of $8.2 million, or 14%, compared to $56.6 million for the first quarter of 2010. Net sales in the first quarter of 2011 in the European Segment included $5.7 million of General Monitors sales. Excluding General Monitor sales, local currency sales in Europe increased $1.8 million primarily related to a $4.0 million increase in SCBA sales to fire service markets, partially offset by lower shipments of ballistic helmets and gas masks to military markets. Favorable translation effects of a stronger euro in the current quarter increased European segment sales, when stated in U.S. dollars, by approximately $0.7 million.

Net sales for the International segment were $80.7 million in the first quarter of 2011, an increase of $24.0 million, or 42%, compared to $56.7 million for the first quarter of 2010. Local currency sales of the International segment increased $19.4 million for the quarter due to strong demand in mining and core industrial markets. Local currency sales increased in most product lines, with the strongest improvements in SCBAs and eye and face protection, up $3.8 million and $3.1 million, respectively. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $4.6 million, primarily related to a strengthening of the Australian dollar and Brazilian real.

Cost of products sold. Cost of products sold was $166.1 million in the first quarter of 2011, compared to $130.0 million in the first quarter of 2010. Cost of products sold during the first quarter of 2011 includes $2.3 million in incremental purchase accounting charges related to the fair value of General Monitors inventory at the acquisition date. Cost of products sold includes net periodic pension credits during the first quarters of 2011 and 2010 of $0.9 million and $1.2 million, respectively.

Gross profit. Gross profit for the first quarter of 2011 was $110.4 million, which was $27.9 million, or 34%, higher than gross profit of $82.5 million in the first quarter of 2010. The ratio of gross profit to net sales was 39.9% in the first quarter of 2011 compared to 38.8% in the same quarter last year. The improved gross profit ratio in the current quarter was primarily related to product mix, including sales of General Monitors products.

Selling, general and administrative expenses. Selling, general and administrative expenses were $73.0 million during the first quarter of 2011, an increase of $11.1 million, or 18.0%, compared to $61.9 million in the first quarter of 2010. Selling, general and administrative expenses were 26.4% of net sales in the first quarter of 2011 compared to 29.1% of net sales in the first quarter of 2010. Higher selling, general and administrative expenses in the current quarter included $5.2 million at General Monitors. The remainder of the increase occurred in the North American and International segments, primarily to support the higher sales volumes. Currency exchange increased first quarter 2011 selling, general and administrative expenses, when stated in U.S. dollars, by $1.2 million.

Research and development expense. Research and development expense was $10.5 million during the first quarter of 2011, an increase of $2.8 million, or 36%, compared to $7.7 million during the first quarter of 2010. The increase reflects our focus on developing innovative new products and additional expense of $1.0 million related to activities at General Monitors.

Restructuring and other charges. During the first quarter of 2011, we recorded charges of $3.1 million ($2.0 million after tax). European segment charges of $1.7 million related primarily to staff reductions and the transfer certain production activities to China and the U.S. North American segment charges of $0.5 million included costs associated with the collocation of certain administrative and production activities. International segment charges of $0.9 million were primarily severance costs associated with the closure of the Wuxi plant and move to the Suzhou manufacturing plant.

During the first quarter of 2010, we recorded charges of $6.8 million ($4.7 million after tax). European segment charges of $5.3 million related primarily to a focused voluntary retirement incentive program in Germany. North American segment charges of $1.0 million included stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities. International segment charges of $0.5 million were primarily for severance costs associated with staff reductions in South Africa.

Interest expense. Interest expense was $3.4 million during the first quarter of 2011, an increase of $1.9 million, or 127%, compared to $1.5 million in the same quarter last year. The increase in interest expense was due to higher borrowings associated with the General Monitors acquisition.

Currency exchange losses (gains). We reported currency exchange losses of $0.7 million in the first quarter of 2011, compared to gains of $2.2 million in the first quarter of 2010. Currency exchange losses and gains in both quarters were mostly unrealized and related primarily to the effect of euro exchange rate fluctuations on euro-denominated inter-company balances.

Income taxes. The effective tax rate for the first quarter of 2011 was 33.9% compared to 35.4% for the same quarter last year. The lower effective tax rate in the first quarter of 2011 was primarily related to the recognition of the research and development tax credit in the U.S. First quarter 2010 income tax expense did not reflect this credit due to its expiration at the end of 2009. The credit was reinstated during the fourth quarter of 2010.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the first quarter of 2011 was $13.3 million, or $0.36 per basic share, compared to $4.9 million, or $0.14 per basic share, for the same quarter last year.

North American segment net income for the first quarter of 2011 was $9.8 million, an increase of $4.2 million, or 75%, compared to $5.6 million in the first quarter of 2010. North American segment net income for the first quarter of 2011 included General Monitors net income of $1.5 million. The remainder of the increase in net income was primarily due to the previously-discussed sales and gross margin growth, partially offset by higher research and development and selling expenses.

The European segment reported net income for the first quarter of 2011 of $1.5 million, an improvement of $4.8 million, compared to a net loss of $3.3 million during the first quarter of 2010. The improvement in European segment net income reflects lower restructuring charges in the current quarter and includes $0.8 million of General Monitors net income. Excluding these items, European segment net income improved $1.5 million in the current quarter, reflecting a modest increase in sales and controlled operating costs.

International segment net income for the first quarter of 2011 was $7.4 million, an increase of $3.0 million, or 68%, compared to $4.4 million in the same quarter last year. Higher local currency net income was primarily related to higher sales volumes, partially offset by higher selling expenses. Currency translation effects increased current quarter International segment net income, when stated in U.S. dollars by approximately $0.6 million.

The loss reported in reconciling items for the first quarter of 2011 was $5.5 million compared to a loss of $1.8 million in the first quarter of 2010. The higher loss in the first quarter of 2011 reflects higher interest expense associated with borrowings made in October 2010 to finance the General Monitors acquisition. Additionally, the first quarter of 2010 benefited from currency exchange gains that did not repeat in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our main source of liquidity is operating cash flows, supplemented by borrowings to fund significant transactions. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, and acquisitions. Approximately half of our long-term debt is at fixed interest rates with repayment schedules through 2021. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2015. Substantially all of our borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations.

Cash and cash equivalents increased $7.2 million during the three months ended March 31, 2011, compared to decreasing $0.1 million during the three months ended March 31, 2010.

Operating activities provided cash of $10.6 million during the three months ended March 31, 2011, including $2.8 million at General Monitors. Operating activities used cash of $6.4 million during the three months ended March 31, 2010. Significantly improved operating cash flow in the first quarter of 2011 is primarily related to a significant increase in net income when compared with the first quarter of 2010, partially offset by a higher use of cash for working capital items. Trade receivables were $210.1 million at March 31, 2011, compared to $198.6 million at December 31, 2010. LIFO inventories were $156.8 million at March 31, 2011, compared to $150.6 million at December 31, 2010. The $11.5 million increase in trade receivables reflects an $8.7 million increase in local currency balances, primarily in North America, and a $2.8 million increase due to currency translation effects. The $6.2 million increase in inventories reflects a $2.8 million increase in local currency inventories and a $3.4 million increase due to currency translation effects. Higher trade receivables and inventories reflect increased sales and anticipated higher customer demand.

Investing activities used cash of $7.4 million during the three months ended March 31, 2011, compared to using $2.2 million in the same quarter last year. The increase related primarily to higher property additions. During the three months ended March 31, 2011 and 2010, we used cash of $7.4 million and $3.6 million, respectively, for property additions. Higher property additions in the first quarter of 2011 were related to production equipment additions in North America and Corporate Center building improvements.

Financing activities provided cash of $2.6 million during the three months ended March 31, 2011, compared to $9.4 million during the first quarter of 2010. The change was primarily related to borrowing on our short-term and long-term lines of credit. During the first quarter of 2011 we borrowed $12.4 million compared to borrowing of $18.4 million in the first quarter of 2010. We paid cash dividends of $9.1 million in the first quarter of 2011 compared to $8.6 million in the first quarter of 2010.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at March 31, 2011 resulted in a translation gain of $8.6 million being credited to the cumulative translation adjustments shareholders’ equity account during the three months ended March 31, 2011, compared to a loss of $6.0 million during the three months ended March 31, 2010. The translation gain during the first quarter of 2011 was primarily related to the strengthening of the euro. The translation loss during the first quarter of 2010 was primarily related to a weakening of the euro.

COMMITMENTS AND CONTINGENCIES

We expect to make net contributions of $4.3 million to our pension plans during 2011.

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

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims, based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes, and other relevant information. The reserve for single incident product liability claims was $5.4 million and $5.2 million at March 31, 2011 and December 31, 2010, respectively. Single incident product liability expense during the three months ended March 31, 2011 and 2010 was $0.4 million and $0.5 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

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

A summary of cumulative trauma product liability claims activity follows:

	Three Months Ended March 31	Year Ended December 31
	2011	2010
Open claims, beginning of period	1,900	2,480
New claims	47	260
Settled and dismissed claims	(51)	(840)

Open claims, end of period	1,896	1,900

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

Our insurance receivables totaled $97.1 million at March 31, 2011, all of which was reported in other non-current assets. Our insurance receivables totaled $89.0 million December 31, 2010, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

	Three months ended March 31 2011	Year ended December 31 2010
(In millions)
Balance beginning of period	$89.0	$91.7
Additions	8.1	30.9
Collections and settlements	—	(33.6)

Balance end of period	97.1	89.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability settlements and related defense costs. There were no uninsured cumulative trauma product liability losses during the three month periods ended March 31, 2011 and 2010.

Our aggregate cumulative trauma product liability settlement, administrative and defense costs for the years ended December 31, 2010, 2009, and 2008 totaled approximately $90.3 million, substantially all of which was insured.

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

We are currently involved in coverage litigation with The North River Insurance Company (North River). We have sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owing to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. The mediation was unsuccessful and the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for settlements and legal fees paid by us is wholly contrary to Pennsylvania law and we are pursuing the legal actions necessary to collect all amounts.

In April 2010, North River filed a complaint against us and two excess insurance carriers in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Northbrook Insurance Company. We filed a motion to dismiss the declaratory judgment claim and a counter claim for breach of contract against North River and the two excess carriers. The court stayed the declaratory judgment claim and the breach of contract claim is now in discovery. We believe that Pennsylvania law supports our position that North River has insurance responsibilities to indemnify us against various product liability claims to the full limits of these policies.

During May 2010, we resolved coverage litigation with Century Indemnity Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

During July 2010, we resolved coverage litigation with Columbia Casualty Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

In July 2010, we filed a complaint in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers.

In December 2010, North River filed a motion to dismiss or stay the Delaware action asserting that the previously-discussed cases in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania were capable of resolving the claims presented in the Superior Court of the State of Delaware action. In January 2011, the Superior Court of the State of Delaware granted North River’s motion to stay the Delaware insurance coverage action, pending resolution of the ongoing actions in the United States District Court for the Western District of Pennsylvania and the Court of Common Please of Allegheny County, Pennsylvania. We appealed the trial court’s decision to stay this case and our appeal was denied. There will be no further activity in the Delaware action until the two Pennsylvania actions are resolved.

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

The more critical judgments and estimates used in the preparation of our financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

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

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance includes factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The adoption of this ASU on January 1, 2011 did not have a material effect on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition - Milestone Method. This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this ASU is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, substantive milestones and factors considered in that determination. The adoption of this ASU on January 1, 2011 did not have a material effect on our consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the three months ended March 31, 2011 by approximately $14.6 million and $0.9 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2011, we had open foreign currency forward contracts with a U.S. dollar notional value of $8.6 million. A hypothetical 10% increase in March 31, 2011 forward exchange rates would result in a $0.9 million increase in the fair value of these contracts.

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

Item 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. UNREGISTERED	SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2011	—	$—	—	1,561,906
February 1 – February 28, 2011	—	—	—	1,347,916
March 1 – March 31, 2011	14,580	35.33	—	1,328,067

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

Shares purchased during March 2011 related to stock compensation transactions.

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

MINE SAFETY APPLIANCES COMPANY

April 28, 2011	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President — Finance; Duly Authorized Officer and Principal Financial Officer