Form 10-Q
period 2011-06-30
MINE SAFETY APPLIANCES CO
filed 2011-07-28
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

On July 25, 2011 there were 36,626,172 shares of common stock outstanding, not including 1,235,559 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net sales	$294,733	$237,173	$571,232	$449,607
Other income, net	1,159	15	1,955	1,320

	295,892	237,188	573,187	450,927

Costs and expenses
Cost of products sold	175,724	146,947	341,826	276,928
Selling, general and administrative	75,716	60,912	148,761	122,820
Research and development	9,440	8,282	19,983	16,018
Restructuring and other charges	2,027	2,618	5,114	9,427
Interest	3,788	1,685	7,225	3,225
Currency exchange (gains) losses	(111)	(1,477)	555	(3,635)

	266,584	218,967	523,464	424,783

Income before income taxes	29,308	18,221	49,723	26,144
Provision for income taxes	9,827	6,287	16,746	9,090

Net income	19,481	11,934	32,977	17,054
Net loss (income) attributable to noncontrolling interests	111	(107)	(76)	(321)

Net income attributable to Mine Safety Appliances Company	19,592	11,827	32,901	16,733

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.53	$0.33	$0.90	$0.47

Diluted	$0.53	$0.32	$0.88	$0.46

Dividends per common share	$0.26	$0.25	$0.51	$0.49

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	June 30 2011	December 31 2010
Assets
Current assets
Cash and cash equivalents	$63,776	$59,760
Trade receivables, less allowance for doubtful accounts of $8,319 and $9,391	215,227	198,551
Inventories	165,979	150,581
Deferred tax assets	26,660	25,714
Income taxes receivable	3,659	12,936
Prepaid expenses and other current assets	31,923	29,847

Total current assets	507,224	477,389

Property, less accumulated depreciation of $328,081 and $316,288	159,382	156,789
Prepaid pension cost	127,069	121,631
Deferred tax assets	8,633	8,285
Goodwill	267,803	263,089
Other noncurrent assets	181,684	170,005

Total assets	1,251,795	1,197,188

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$10,203	$10,163
Accounts payable	58,533	58,460
Employees’ compensation	37,531	36,845
Insurance and product liability	20,690	18,401
Taxes on income	2,622	1,253
Other current liabilities	52,707	56,619

Total current liabilities	182,286	181,741

Long-term debt	382,076	367,094
Pensions and other employee benefits	134,024	126,479
Deferred tax liabilities	48,682	49,177
Other noncurrent liabilities	16,874	16,647

Total liabilities	763,942	741,138

Shareholders’ Equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 36,626,172 and 36,519,726 shares)	92,634	88,629
Stock compensation trust — 1,235,559 and 1,360,714 shares	(6,450)	(7,103)
Treasury shares, at cost:
Preferred — 52,878 and 52,878 shares	(1,753)	(1,753)
Common — 24,219,660 and 24,200,951 shares	(264,479)	(263,853)
Accumulated other comprehensive loss	(30,720)	(44,316)
Retained earnings	690,421	676,195

Total Mine Safety Appliances Company shareholders’ equity	483,222	451,368
Noncontrolling interests	4,631	4,682

Total shareholders’ equity	487,853	456,050

Total liabilities and equity	1,251,795	1,197,188

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Six Months Ended June 30
	2011	2010
Operating Activities
Net income	$32,977	$17,054
Depreciation and amortization	16,728	13,726
Pensions	(2,448)	(2,065)
Net gain from investing activities	(254)	(707)
Stock-based compensation	4,643	4,404
Deferred income tax benefit	(1,657)	(1,644)
Other noncurrent assets and liabilities	(15,747)	(24,155)
Currency exchange losses (gains)	555	(3,635)
Other, net	636	(3,948)

Operating cash flow before changes in working capital	35,433	(970)

Trade receivables	(11,794)	(15,976)
Inventories	(9,857)	(15,846)
Accounts payable and accrued liabilities	(3,347)	11,523
Income taxes receivable, prepaid expenses and other current assets	8,245	9,270

Increase in working capital	(16,753)	(11,029)

Cash flow from operating activities	18,680	(11,999)

Investing Activities
Property additions	(14,027)	(8,777)
Property disposals	889	138
Other investing	333	1,250

Cash flow from investing activities	(12,805)	(7,389)

Financing Activities
Proceeds from short-term debt, net	24	38,364
Proceeds from long-term debt	42,500	—
Payments on long-term debt	(27,500)	—
Cash dividends paid	(18,675)	(17,722)
Company stock purchases	(624)	(1,766)
Exercise of stock options	268	1,835
Excess tax provision related to stock plans	(253)	(230)

Cash flow from financing activities	(4,260)	20,481

Effect of exchange rate changes on cash	2,401	(2,935)

Increase (decrease) in cash and cash equivalents	4,016	(1,842)
Beginning cash and cash equivalents	59,760	61,983

Ending cash and cash equivalents	63,776	60,141

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

(2) Restructuring and Other Charges

During the three and six months ended June 30, 2011, we recorded charges of $2.0 million ($1.3 million after tax) and $5.1 million ($3.3 million after tax), respectively. European segment charges for the six months ended June 30, 2011 of $3.1 million related primarily to staff reductions in Germany, France and Spain and the transfer of certain production activities to China and the U.S. North American segment charges for the six months ended June 30, 2011 of $1.1 million included costs associated with the collocation of certain administrative and production activities. International segment charges for the six months ended June 30, 2011 of $0.9 million were related to severance costs associated with the relocation of our Wuxi, China operations to Suzhou.

During the three and six months ended June 30, 2010, we recorded charges of $2.6 million ($1.7 million after tax) and $9.4 million ($6.4 million after tax), respectively. European segment charges for the six months ended June 30, 2010 of $6.8 million related primarily to a focused voluntary retirement incentive program in Germany. North American segment charges for the six months ended June 30, 2010 of $1.8 million included stay bonuses and other costs associated with the transfer of certain production activities to lower cost factories. International segment charges for the six months ended June 30, 2010 of $0.8 million were primarily for severance costs associated with staff reductions in South Africa and China.

(3) Comprehensive Income (Loss)

Components of comprehensive income (loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2011	2010	2011	2010
Net income	$19,481	$11,934	$32,977	$17,054
Foreign currency translation gain (loss)	5,005	(14,213)	13,596	(20,217)

Comprehensive income (loss)	24,486	(2,279)	46,573	(3,163)
Comprehensive loss (income) attributable to noncontrolling interests	50	205	51	(129)

Comprehensive income (loss) attributable to Mine Safety Appliances Company	24,536	(2,074)	46,624	(3,292)

Components of accumulated other comprehensive loss as follows:

(In thousands)	June 30 2011	December 31 2010
Cumulative translation adjustments	$29,075	$15,479
Pension and post-retirement plan adjustments	(59,795)	(59,795)

Accumulated other comprehensive loss	(30,720)	(44,316)

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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2011	2010	2011	2010
Net income attributable to Mine Safety Appliances Company	$19,592	$11,827	$32,901	$16,733
Preferred stock dividends	(10)	(10)	(20)	(20)

Income available to common equity	19,582	11,817	32,881	16,713
Dividends and undistributed earnings allocated to participating securities	(213)	(118)	(355)	(162)

Income available to common shareholders	19,369	11,699	32,526	16,551
Basic earnings per common share	$0.53	$0.33	$0.90	$0.47

Diluted earnings per common share	$0.53	$0.32	$0.88	$0.46

Basic shares outstanding	36,217	35,839	36,191	35,768
Stock options and other stock compensation	637	642	634	584

Diluted shares outstanding	36,854	36,481	36,825	36,352

Antidilutive stock options	730	776	730	776

(5) Segment Information

We are organized into five geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended June 30, 2011
Sales to external customers	$137,691	$74,868	$82,174	$—	$294,733
Intercompany sales	25,917	30,311	4,359	(60,587)	—
Net income attributable to Mine Safety Appliances Company	16,111	2,094	6,466	(5,079)	19,592
Six Months Ended June 30, 2011
Sales to external customers	$268,607	$139,707	$162,918	$—	$571,232
Intercompany sales	50,460	58,698	8,017	(117,175)	—
Net income attributable to Mine Safety Appliances Company	25,934	3,681	13,843	(10,557)	32,901
Three Months Ended June 30, 2010
Sales to external customers	$116,774	$56,406	$63,993	$—	$237,173
Intercompany sales	20,767	20,890	4,122	(45,779)	—
Net income (loss) attributable to Mine Safety Appliances Company	12,928	(2,498)	3,549	(2,152)	11,827
Six Months Ended June 30, 2010
Sales to external customers	$215,888	$113,030	$120,689	$—	$449,607
Intercompany sales	38,672	43,666	7,470	(89,808)	—
Net income (loss) attributable to Mine Safety Appliances Company	18,512	(5,763)	7,927	(3,943)	16,733

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

In 2011, we changed our segment reporting to include corporate overhead and interest expense in reconciling items. Previously, these expenses were reported in the North American, European, and International segments. Comparative 2010 amounts have been revised to conform with the current year presentation. The effect of the revisions for the three months ended June 30, 2010 improved North American, European, and International segment results by $2.1 million, $0.6 million, and $0.5 million, respectively, and reduced the results reported in Reconciling Items by corresponding amounts. The effect of the revisions for the six months ended June 30, 2010 improved North American, European, and International segment results by $4.2 million, $1.2 million, and $1.0 million, respectively, and reduced the results reported in Reconciling Items by corresponding amounts.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Three months ended June 30
Service cost	$2,165	$1,936	$218	$190
Interest cost	4,876	4,683	435	433
Expected return on plan assets	(8,542)	(8,644)	—	—
Amortization of transition amounts	1	1	—	—
Amortization of prior service cost	26	26	(113)	(139)
Recognized net actuarial losses	288	137	213	210

Net periodic benefit (credit) cost	(1,186)	(1,861)	753	694

Six months ended June 30
Service cost	$4,329	$3,873	$436	$381
Interest cost	9,751	9,366	870	865
Expected return on plan assets	(17,068)	(17,288)	—	—
Amortization of transition amounts	2	2	—	—
Amortization of prior service cost	52	52	(227)	(278)
Recognized net actuarial losses	486	273	426	420
Settlement loss	—	285	—	—
Termination benefits	—	1,372	—	—

Net periodic benefit (credit) cost	(2,448)	(2,065)	1,505	1,388

We made contributions of $2.3 million to our pension plans during the six months ended June 30, 2011. We expect to make total contributions of approximately $4.6 million to our pension plans in 2011.

(7) Goodwill and Intangible Assets

Changes in goodwill during the six months ended June 30, 2011 were as follows:

(In thousands)	Goodwill
Net balance at January 1, 2011	$263,089
Currency translation	4,714

Net balance at June 30, 2011	267,803

At June 30, 2011, goodwill of approximately $200.1 million, $63.7 million, and $4.0 million related to the North American, European, and International reporting units, respectively.

Changes in intangible assets, net of accumulated amortization, during the six months ended June 30, 2011 were as follows:

(In thousands)	Intangibles
Net balance at January 1, 2011	$53,880
Amortization expense	(3,047)
Currency translation	197

Net balance at June 30, 2011	51,030

(8) Inventories

(In thousands)	June 30 2011	December 31 2010
Finished products	$81,371	$71,743
Work in process	18,867	16,494
Raw materials and supplies	65,741	62,344

Total inventories	165,979	150,581

(9) Stock Plans

The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2018. Management stock-based compensation includes stock options, restricted stock, and performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market value option prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Certain restricted stock for management retention vests in three equal tranches four, five, and six years after the grant date. Unvested restricted stock for management retention is forfeited if the grantee’s employment with the company terminates for any reason other than death or disability. Restricted stock and performance stock units are valued at the market value of the stock on the grant date. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving a targeted return on net assets or total shareholder return over a three year performance period relative to a pre-determined peer group of companies. We issue Stock Compensation Trust shares or new shares for stock option exercises, restricted stock grants, and performance stock unit grants.

Stock compensation expense was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2011	2010	2011	2010
Stock compensation expense	$1,957	$1,902	$4,643	$4,404
Income tax benefit	664	706	1,534	1,579

Stock compensation expense, net of income tax benefit	1,293	1,196	3,109	2,825

A summary of stock option activity for the six months ended June 30, 2011 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	1,749,003	$29.74
Granted	166,247	34.09
Exercised	(21,840)	12.29

Outstanding at June 30, 2011	1,893,410	30.33

Exercisable at June 30, 2011	982,368	36.63

A summary of restricted stock activity for the six months ended June 30, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	473,637	$26.56
Granted	124,491	33.61
Vested	(76,105)	44.43
Forfeited	(7,658)	34.26

Unvested at June 30, 2011	514,365	25.50

A summary of performance stock unit activity for the six months ended June 30, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	85,629	$20.53
Granted	41,320	33.55

Unvested at June 30, 2011	126,949	24.77

(10) Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses. The notional amount of open forward contracts at June 30, 2011 was $3.7 million. The unrealized loss on these contracts was immaterial.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments:

Derivatives not designated as hedging instruments:

(In thousands)	June 30 2011	December 31 2010
Foreign exchange contracts:
Prepaid expenses and other current assets	$—	$4
Other current liabilities	15	—

The following table presents the income statement location and impact of derivative financial instruments:

		(Gain) Loss Recognized in Income
		Six Months Ended June 30
(In thousands)	Income Statement Location	2011	2010
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange (gains) losses	$(225)	$748

(11) Income Taxes

At June 30, 2011, we had a gross liability for unrecognized tax benefits of $11.8 million. We have recognized tax benefits associated with these liabilities of $10.5 million at June 30, 2011. These balances are unchanged since December 31, 2010. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.9 million at June 30, 2011.

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

(13) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At June 30, 2011, the reported carrying amount of our fixed rate long-term debt (including the current portion) was $176.0 million and the fair value was $178.7 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of June 30, 2011.

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

The following table summarizes the fair values of the General Monitors assets acquired and liabilities assumed at the date of acquisition:

(In millions)	October 13 2010
Current assets (including cash of $18.6 million)	$46.8
Property	14.0
Trade name	6.0
Acquired technology	11.0
Customer-related intangibles	27.0
Goodwill	179.9
Other noncurrent assets	3.5

Total assets acquired	288.2
Total liabilities assumed	10.0

Net assets acquired	278.2

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from acquired assets that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of General Monitors with our operations, and the going concern element of General Monitors’ existing business. Goodwill related to the General Monitors acquisition was recorded in our reportable segments as follows: $136.7 million in North American segment and $43.2 million in the European segment. North American segment goodwill is expected to be tax deductible. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $4.8 million.

The operating results of General Monitors have been included in our consolidated financial statements since the acquisition date. Our results for the three months ended June 30, 2011 include General Monitors sales and net income of $21.5 million and $4.1 million, respectively. Our results for the six months ended June 30, 2011 include General Monitors sales and net income of $41.3 million and $6.4 million, respectively. General Monitors net income for the six months ended June 30, 2011 includes a one-time increase in cost of sales of $2.3 million ($1.5 million after tax) related to the fair value step-up of inventories acquired from General Monitors.

The following unaudited pro forma information presents our combined results as if the acquisition had occurred at the beginning of 2010. The unaudited pro forma financial information was prepared to give effect to events that are directly attributable to the acquisition, factually supportable, and expected to have a continuing impact on the combined company’s results. There were no transactions between us and GMI, GMIL, or GMT during the six months ended June 30, 2010 that are required to be eliminated. Transactions between GMI, GMIL, and GMT during the six months ended June 30, 2010 have been eliminated in the unaudited pro forma condensed combined financial information. Pro forma adjustments have been made to the 2010 information to reflect the incremental impact on earnings of interest expense on the borrowings that we made to acquire the General Monitors companies, amortization expense related to acquired intangible assets, and income tax expense, net of benefits, associated with the previously-discussed adjustments. Pro forma adjustments were made to the 2011 information to eliminate incremental one-time costs and related tax benefits associated with purchase accounting adjustments. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma financial information (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share amounts)	2011	2010	2011	2010
Net sales	$294.7	$256.3	$571.2	$487.9
Net income	19.5	14.1	34.5	21.2
Basic earnings per share	0.53	0.39	0.94	0.59
Diluted earnings per share	0.53	0.38	0.93	0.58

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

(15) Contingencies

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes, and other relevant information. The reserve for single incident product liability claims was $5.5 million and $5.2 million at June 30, 2011 and December 31, 2010, respectively. Single incident product liability expense during the six months ended June 30, 2011 and 2010 was $0.7 million and $0.8 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos, and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. We are presently named as a defendant in 1,965 suits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged, the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Six Months Ended June 30 2011	Year Ended December 31 2010
Open claims, beginning of period	1,900	2,480
New claims	141	260
Settled and dismissed claims	(76)	(840)

Open claims, end of period	1,965	1,900

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

Our insurance receivables totaled $106.8 million at June 30, 2011, all of which was reported in other non-current assets. Our insurance receivables totaled $89.0 million December 31, 2010, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

	Six Months Ended June 30 2011	Year Ended December 31 2010
(In millions)
Balance beginning of period	$89.0	$91.7
Additions	17.8	30.9
Collections and settlements	—	(33.6)

Balance end of period	106.8	89.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability settlements and related defense costs. There were no uninsured cumulative trauma product liability losses during the six month periods ended June 30, 2011 and 2010.

Our aggregate cumulative trauma product liability settlement, administrative and defense costs for the years ended December 31, 2010, 2009, and 2008 totaled approximately $90.3 million, substantially all of which was insured.

We believe that the increase in the insurance receivable balance that we have experienced since 2005 is primarily due to disagreements among our insurance carriers, and consequently with us, as to when their individual obligations to pay us are triggered and the amount of each insurer’s obligation, as compared to other insurers. We believe that our insurers do not contest that they have issued policies to us or that these policies cover cumulative trauma product liability claims. Our ability to successfully resolve our insurance litigations with Century Indemnity Company and Columbia Casualty Company during 2010 demonstrates that we had strong legal positions concerning our rights to coverage.

We regularly evaluate the collectability of insurance receivables and record the amounts that we conclude are probable of collection. Our conclusion is based on our analysis of the terms of the underlying insurance policies, our experience in successfully recovering cumulative trauma product liability claims from our insurers under other policies, the financial ability of our insurance carriers to pay the claims, our understanding and interpretation of the relevant facts and applicable law, and the advice of legal counsel, who believe that our insurers are required to provide coverage based on the terms of the policies.

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

In May 2011, the FASB issued ASU 2011-04,Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU updated measurement guidance to improve the comparability of fair value measurements between U.S.GAAP and International Financial Reporting Standards and enhanced disclosure requirements. The most significant change in disclosures is an expansion of information related to fair value measurements categorized within Level 3 of the fair value hierarchy. The ASU will be effective beginning in 2012. The adoption of this ASU will not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This ASU requires net income and comprehensive income to be presented in either a single continuous statement or in two separate, but consecutive, statements. The ASU eliminates the option of presenting other comprehensive income in the statement of shareholders’ equity. The ASU will be effective beginning in 2012. The adoption of this ASU will not have a material effect on our results of operations or financial position, but will change the format of the presentation of comprehensive income.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, spending patterns of government agencies, competitive pressures, product liability claims and our ability to collect related insurance receivables, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For a discussion of risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Europe. Our European segment includes companies in most Western European countries and a number of Eastern European and Middle Eastern locations. Our largest European companies, based in Germany and France, develop, manufacture, and sell a wide variety of products. Operations in other European segment countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in Germany, France, the U.S., and China, or are purchased from third party vendors.

International. Our International segment includes companies in South America, Africa, and the Asia Pacific region, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, China, and South Africa. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in the China, Germany, France, and the U.S.; or are purchased from third party vendors.

ACQUISITIONS

In October 2010, we strengthened our presence in oil, gas, and petrochemical markets by acquiring General Monitors, Inc. (GMI) of Lake Forest, California and its affiliated companies, General Monitors Ireland Limited (GMIL) and General Monitors Transnational, LLC (GMT), collectively referred to as General Monitors. General Monitors is a leading innovator and developer of advanced flame and gas detection systems that are used in a broad range of oil and gas exploration and refining applications and in diverse industrial plant settings. In addition to providing us with greater access to the global oil and gas market, we believe the acquisition significantly enhances our long-term corporate strategy in fixed gas detection by providing us with world-class research and development talent and an industry leading product line. We have assembled a joint cross functional integration team to ensure the successful integration of our operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net sales. Net sales for the three months ended June 30, 2011 were $294.7 million, an increase of $57.5 million, or 24%, compared with $237.2 million for the three months ended June 30, 2010.

	Three Months Ended June 30		Dollar Increase	Percent Increase
(In millions)	2011	2010
North America	$137.7	$116.8	$20.9	18%
Europe	74.9	56.4	18.5	33
International	82.2	64.0	18.2	28

Net sales by the North American segment were $137.7 million for the second quarter of 2011, an increase of $20.9 million, or 18%, compared to $116.8 million for the second quarter of 2010. North American sales for the second quarter of 2011 included $13.9 million of General Monitors sales. During the current quarter, we continued to see growing demand in the oil and gas market, as well as other core industrial markets. The improved demand in core industrial markets resulted in higher shipments of instruments (excluding General Monitors) and fall protection, up $2.2 million and $1.7 million, respectively. Shipments of Advanced Combat Helmets (ACH) to the U.S. military were $5.7 million higher in the second quarter of 2011, as we continued shipping on our current contract. These improvements were partially offset by a decrease of $3.0 million in sales of SCBA to fire service markets.

Net sales for the European segment were $74.9 million for the second quarter of 2011, an increase of $18.5 million, or 33%, compared to $56.4 million for the second quarter of 2010. Net sales in the second quarter of 2011 in the European Segment included $7.6 million of General Monitors sales. Excluding General Monitor sales, local currency sales in Europe increased $3.5 million primarily related to a $4.6 million increase in instrument sales (excluding General Monitors) to core industrial markets, partially offset by weakness in fire service markets and lower shipments of ballistic helmets to military markets. The favorable translation effects of a stronger euro in the current quarter increased European segment sales, when stated in U.S. dollars, by approximately $7.5 million.

Net sales for the International segment were $82.2 million in the second quarter of 2011, an increase of $18.2 million, or 28%, compared to $64.0 million for the second quarter of 2010. Local currency sales in the International segment increased $11.1 million for the quarter due to strong demand in mining and core industrial markets. Local currency sales increased in most product lines, with the strongest improvements in SCBAs, instruments, and eye and face protection, up $2.3 million, $3.4 million, and $2.2 million, respectively. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $7.1 million, primarily related to a strengthening of the Australian dollar, Brazilian real, and South African rand.

Cost of products sold. Cost of products sold was $175.7 million in the second quarter of 2011, compared to $146.9 million in the second quarter of 2010. The increase was driven by higher sales. Cost of products sold as a percentage of sales was 59.6% in the second quarter of 2011 compared to 62.0% in the second quarter of 2010. Cost of products sold includes net periodic pension credits during the second quarters of 2011 and 2010 of $1.1 million and $1.0 million, respectively.

Gross profit. Gross profit for the second quarter of 2011 was $119.0 million, which was $28.8 million, or 32%, higher than gross profit of $90.2 million in the second quarter of 2010. The ratio of gross profit to net sales was 40.4% in the second quarter of 2011 compared to 38.0% in the same quarter last year. The improved gross profit ratio in the current quarter was primarily related to improved pricing, and product mix.

Selling, general and administrative expenses. Selling, general and administrative expenses were $75.7 million during the second quarter of 2011, an increase of $14.8 million, or 24%, compared to $60.9 million in the second quarter of 2010. Selling, general and administrative expenses were 25.7% of net sales in the second quarter of 2011 and 2010. Higher selling, general and administrative expenses in the current quarter included $5.5 million at General Monitors. The remainder of the increase occurred in the North American and International segments, primarily to support the higher sales volumes. Currency exchange increased second quarter 2011 selling, general and administrative expenses, when stated in U.S. dollars, by $4.3 million, primarily related to a strengthening of the euro, Australian dollar, Brazilian real, and South African rand.

Research and development expense. Research and development expense was $9.4 million during the second quarter of 2011, an increase of $1.1 million, or 13%, compared to $8.3 million during the second quarter of 2010. The increase reflects additional expense of $0.9 million related to research and development activities at General Monitors.

Restructuring and other charges. During the second quarter of 2011, we recorded charges of $2.0 million ($1.3 million after tax). European segment charges of $1.4 million related primarily to staff reductions in Germany, France, and Spain and the transfer certain production activities to China and the U.S. North American segment charges of $0.6 million included costs associated with the relocation of certain administrative and production activities.

During the second quarter of 2010, we recorded charges of $2.6 million ($1.7 million after tax). European segment charges of $1.5 million related primarily to ongoing efforts to reorganize our European operations. North American segment charges of $0.8 million included stay bonuses and other costs associated with the transfer certain production activities. International segment charges of $0.3 million were primarily for severance costs associated with staff reductions in China.

Interest expense. Interest expense was $3.8 million during the second quarter of 2011, an increase of $2.1 million, or 124%, compared to $1.7 million in the same quarter last year. The increase in interest expense was due to higher borrowings associated with the General Monitors acquisition.

Currency exchange. We reported currency exchange gains of $0.1 million in the second quarter of 2011, compared to gains of $1.5 million in the second quarter of 2010. Currency exchange gains in both quarters were mostly unrealized and related primarily to the effect of euro exchange rate fluctuations on euro-denominated inter-company balances.

Income taxes. The effective tax rate for the second quarter of 2011 was 33.5% compared to 34.5% for the same quarter last year. The lower effective tax rate in the second quarter of 2011 was primarily related to the recognition of the research and development tax credit in the U.S. Second quarter 2010 income tax expense did not reflect this credit due to its expiration at the end of 2009. The credit was reinstated during the fourth quarter of 2010.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the second quarter of 2011 was $19.6 million, or $0.53 per basic share, an increase of $7.8 million, or 66%, compared to $11.8 million, or $0.33 per basic share, for the same quarter last year.

North American segment net income for the second quarter of 2011 was $16.1 million, an increase of $3.2 million, or 25%, compared to $12.9 million in the second quarter of 2010. The increase in North American segment net income for the second quarter of 2011 included General Monitors results and reflects improved sales and gross profits, partially offset by the previously discussed increase in selling, general and administrative expenses.

The European segment reported net income for the second quarter of 2011 of $2.1 million, an improvement of $4.6 million, compared to a net loss of $2.5 million during the second quarter of 2010. The improvement in European net income included General Monitors results and reflects higher sales, controlled operating costs, and lower restructuring charges.

International segment net income for the second quarter of 2011 was $6.5 million, an increase of $3.0 million, or 82%, compared to $3.5 million in the same quarter last year. Higher local currency net income of $2.3 million was primarily related to higher sales volumes, partially offset by higher selling expenses. Currency translation effects increased current quarter International segment net income, when stated in U.S. dollars by approximately $0.7 million, primarily reflecting a strong Australian dollar and Brazilian real.

The net loss reported in reconciling items for the second quarter of 2011 was $5.1 million compared to a net loss of $2.2 million in the second quarter of 2010. The higher loss in the second quarter of 2011 was primarily related to higher interest expense associated with borrowings made in October 2010 to finance the General Monitors acquisition and lower currency exchange gains.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net sales. Net sales for the six months ended June 30, 2011 were $571.2 million, an increase of $121.6 million, or 27%, compared with $449.6 million for the six months ended June 30, 2010.

	Six Months Ended June 30		Dollar Increase	Percent Increase
(In millions)	2011	2010
North America	$268.6	$215.9	$52.7	24%
Europe	139.7	113.0	26.7	24
International	162.9	120.7	42.2	35

Net sales by the North American segment were $268.6 million for the six months ended June 30, 2011, an increase of $52.7 million, or 24%, compared to $215.9 million for the same period in 2010. North American sales for the six months ended June 30, 2011 included $28.0 million of General Monitors sales. Shipments of Advanced Combat Helmets to the U.S. military were $12.5 million higher as we continued shipping on our current contract. Strong demand in industrial markets resulted in higher shipments of instruments (excluding General Monitors), fall protection, and head protection, up $5.0 million, $3.2 million, and $2.5 million, respectively.

Net sales for the European segment were $139.7 million for the six months ended June 30, 2011, an increase of $26.7 million, or 24%, compared to $113.0 million for the same period in 2010. European segment sales for the six months ended June 30, 2011 included $13.3 million of General Monitors sales. Excluding General Monitors sales, local currency sales in Europe increased $5.3 million for the six months ended June 30, 2011, reflecting higher shipments of instruments, up $6.8 million, on strength in industrial core markets. This increase was partially offset by lower sales of gas masks and ballistic helmets on weakness in military markets. The favorable translation effects of stronger Euro currencies in the first half of 2011 increased European segment sales, when stated in U.S. dollars, by approximately $8.1 million.

Net sales for the International segment were $162.9 million for the six months ended June 30, 2011, an increase of $42.2 million, or 35%, compared to $120.7 million for the same period in 2010. Local currency sales of the International segment increased $30.3 million during the six months ended June 30, 2011. Local currency sales in Latin America, China and Southeast Asia were up $16.1 million, $6.6 million, and $2.1 million, respectively, reflecting higher sales of instruments and head, eye and face protection, primarily in industrial and mining markets. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $11.9 million, primarily related to a strengthening of the Australian dollar, South African rand, and Brazilian real.

Cost of products sold. Cost of products sold was $341.8 million for the six months ended June 30, 2011, compared to $276.9 million for the same period in 2010. The increase was driven by higher sales. Cost of products sold as a percentage of sales was 59.8% in the six months ended June 30, 2011 and 61.6% for the same period last year. Cost of products sold includes net periodic pension credits during the six month periods ended June 30, 2011 and 2010 of $2.0 million and $2.2 million, respectively.

Gross profit. Gross profit for the six months ended June 30, 2011 was $229.4 million, which was $56.7 million, or 33%, higher than gross profit of $172.7 million for the same period in 2010. The ratio of gross profit to net sales was 40.2% in the six months ended June 30, 2011, compared to 38.4% for the same period last year. The higher gross profit ratio during the six months ended June 30, 2011 was primarily related to improved pricing, control over manufacturing costs, and product mix.

Selling, general and administrative expenses. Selling, general and administrative expenses were $148.8 million during the six months ended June 30, 2011, an increase of $26.0 million, or 21%,

compared to $122.8 million during the same period in 2010. Selling, general and administrative expenses were 26.0% of net sales for the six months ended June 30, 2011, compared to 27.3% of net sales for the same period in 2010. Higher selling, general and administrative expenses in the first half of the year included $10.6 million at General Monitors. The remainder of the increase occurred in the North American and International segments, primarily to support the higher sales volumes. Currency exchange increased selling, general and administrative expenses for the six months ended June 30, 2011, when stated in U.S. dollars, by $5.5 million, primarily related to the strengthening of the euro, Australian dollar, Brazilian real, and South African rand.

Research and development expense. Research and development expense was $20.0 million for the six months ended June 30, 2011, an increase of $4.0 million, or 25%, compared to $16.0 million during the same period in 2010. The increase includes $1.9 million of research and development expense at General Monitors. The remainder of the increase reflects our ongoing focus on developing innovative new products.

Restructuring and other charges. During the six months ended June 30, 2011, we recorded charges of $5.1 million ($3.3 million after tax). European segment charges of $3.1 million for the six months ended June 30, 2011 related primarily to staff reductions in Germany, France, and Spain and the transfer of certain production activities to China and the U.S. North American segment charges for the six months ended June 30, 2011 of $1.1 million included costs associated with the relocation of certain administrative and production activities. International segment charges for the six months ended June 30, 2011 of $0.9 million were related to costs associated with the relocation of our Wuxi, China operations to Suzhou.

During the six months ended June 30, 2010, we recorded charges of $9.4 million ($6.4 million after tax). European segment charges of $6.8 million for the six months ended June 30, 2010 related primarily to a focused voluntary retirement incentive program in Germany. North American segment charges for the six months ended June 30, 2010 of $1.8 million included stay bonuses and other costs associated with our ongoing initiative to transfer certain production activities to lower cost factories. International segment charges for the six months ended June 30, 2010 of $0.8 million were primarily for severance costs associated with staff reductions in South Africa and China.

Interest expense. Interest expense was $7.2 million during the six months ended June 30, 2011, an increase of $4.0 million, or 124%, compared to $3.2 million during the same period last year. The increase in interest expense was primarily due to higher borrowings associated with the General Monitors acquisition.

Currency exchange. We reported currency exchange losses of $0.6 million during the six months ended June 30, 2011, compared to gains of $3.6 million during the same period in 2010. Currency exchange losses and gains in both periods were mostly unrealized and related primarily to the effect of euro exchange rate fluctuations on euro-denominated inter-company balances.

Income taxes. The effective tax rate for the six months ended June 30, 2011 was 33.7% compared to 34.8% for the same period last year. The lower effective tax rate during the six months ended June 30, 2011 was primarily related to the recognition of the research and development tax credit in the U.S. Income tax expense, during the same period in 2010, did not reflect this credit due to its expiration at the end of 2009. The credit was reinstated during the fourth quarter of 2010.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the six months ended June 30, 2011 was $32.9 million, or $0.90 per basic share, an increase of $16.2 million, or 97%, compared to $16.7 million, or $0.47 per basic share, for the same period last year.

North American segment net income for the six months ended June 30, 2011 was $25.9 million, an increase of $7.4 million, or 40%, compared to $18.5 million for the same period last year. North American segment net income for the six months ended June 30, 2011 included General Monitors net income of $3.7 million. The remaining improvement is due to higher sales and gross profits, partially offset by higher operating expenses required to support sales growth.

The European segment reported net income for the six months ended June 30, 2011 of $3.7 million, an improvement of $9.5 million, compared to a loss of $5.8 million during the same period in 2010. European segment income for the current period includes General Monitors net income of $2.6 million. The remaining improvement in local currency European segment net income is related to higher sales and gross profits, reduced operating expenses, and lower restructuring costs. Higher gross profits reflect a more favorable product mix, including sales of General Monitors products, and improved pricing and control over manufacturing costs.

International segment net income for the six months ended June 30, 2011 was $13.8 million, an increase of $5.9 million, or 75%, compared to $7.9 million in the same period last year. Higher local currency net income was primarily related to improved sales and gross profits. The gross profit improvements reflect a more favorable product and geographic sales mix. These increases were partially offset by higher selling, general and administrative expenses. Currency translation effects increased current period International segment net income, when stated in U.S. dollars by approximately $0.9 million, primarily due to the Brazilian real, Australian dollar and South African rand.

The net loss reported in reconciling items for the six months ended June 30, 2011 was $10.6 million compared to a net loss of $3.9 million for the same period last year. The higher loss in the six months ended June 30, 2011 reflects higher interest expense associated with borrowings made in October 2010 to finance the General Monitors acquisition. Additionally, the first half of 2010 benefited from currency exchange gains that did not repeat in the current period.

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

Cash and cash equivalents increased $4.0 million during the six months ended June 30, 2011, compared to decreasing $1.8 million during the same period in 2010.

Operating activities provided cash of $18.7 million during the six months ended June 30, 2011, compared to using $12.0 million during the same period in 2010. Cash provided by operations during the current period included $11.2 million at General Monitors. Significantly improved operating cash flow in 2011 is primarily related to higher net income and lower use of cash to fund other non-current assets and liabilities when compared with 2010. These improvements were partially offset by a higher use of cash to fund increases in working capital items. Trade receivables were $215.2 million at June 30, 2011, compared to $198.6 million at December 31, 2010. LIFO inventories were $166.0 million at June 30, 2011, compared to $150.6 million at December 31, 2010. The $16.6 million increase in trade receivables reflects an $11.8 million increase in local currency balances, primarily in the European and International segments, and a $4.8 million increase due to currency translation effects. The $15.4 million increase in inventories reflects a $9.9 million increase in local currency inventories, primarily in North America and Europe, and a $5.5 million increase due to currency translation effects. Higher local currency trade receivables and inventories reflect increased sales and anticipated growth in customer demand.

Investing activities used cash of $12.8 million during the six months ended June 30, 2011, compared to using $7.4 million in the same period last year. The increase related primarily to higher property additions. During the six months ended June 30, 2011 and 2010, we used cash of $14.0 million and $8.8 million, respectively, for property additions. Higher property additions in the first half of 2011 were related primarily to machinery and equipment additions.

Financing activities used cash of $4.3 million during the six months ended June 30, 2011, compared to providing $20.5 million during the same period in 2010. The change was primarily related to lower borrowing in the current period and reflects improved operating cash flow. During the first half of 2011, we borrowed $15.0 million compared to borrowing of $38.4 million in the first half of 2010. We paid cash dividends of $18.7 million in the first half of 2011 compared to $17.7 million in the first half of 2010.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at June 30, 2011 resulted in a translation gain of $13.6 million being credited to the cumulative translation adjustments shareholders’ equity account during the six months ended June 30, 2011, compared to a loss of $20.2 million during the same period in 2010. The translation gain during the first half of 2011 was primarily related to the strengthening of the euro. The translation loss during the first half of 2010 was primarily related to a weakening of the euro.

COMMITMENTS AND CONTINGENCIES

We made contributions of $2.3 million to our pension plans during the six months ended June 30, 2011. We expect to make total contributions of approximately $4.6 million to our pension plans in 2011.

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

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes, and other relevant information. The reserve for single incident product liability claims was $5.5 million and $5.2 million at June 30, 2011 and December 31, 2010, respectively. Single incident product liability expense during the six months ended June 30, 2011 and 2010 was $0.7 million and $0.8 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos, and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. We are presently named as a defendant in 1,965 suits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged, the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Six Months Ended June 30 2011	Year Ended December 31 2010
Open claims, beginning of period	1,900	2,480
New claims	141	260
Settled and dismissed claims	(76)	(840)

Open claims, end of period	1,965	1,900

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

Our insurance receivables totaled $106.8 million at June 30, 2011, all of which was reported in other non-current assets. Our insurance receivables totaled $89.0 million December 31, 2010, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

	Six Months Ended June 30 2011	Year Ended December 31 2010
(In millions)
Balance beginning of period	$89.0	$91.7
Additions	17.8	30.9
Collections and settlements	—	(33.6)

Balance end of period	106.8	89.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability settlements and related defense costs. There were no uninsured cumulative trauma product liability losses during the six month periods ended June 30, 2011 and 2010.

Our aggregate cumulative trauma product liability settlement, administrative and defense costs for the years ended December 31, 2010, 2009, and 2008 totaled approximately $90.3 million, substantially all of which was insured.

We believe that the increase in the insurance receivable balance that we have experienced since 2005 is primarily due to disagreements among our insurance carriers, and consequently with us, as to when their individual obligations to pay us are triggered and the amount of each insurer’s obligation, as compared to other insurers. We believe that our insurers do not contest that they have issued policies to us or that these policies cover cumulative trauma product liability claims. Our ability to successfully resolve our insurance litigations with Century Indemnity Company and Columbia Casualty Company during 2010 demonstrates that we had strong legal positions concerning our rights to coverage.

We regularly evaluate the collectability of insurance receivables and record the amounts that we conclude are probable of collection. Our conclusion is based on our analysis of the terms of the underlying insurance policies, our experience in successfully recovering cumulative trauma product liability claims from our insurers under other policies, the financial ability of our insurance carriers to pay the claims, our understanding and interpretation of the relevant facts and applicable law, and the advice of legal counsel, who believe that our insurers are required to provide coverage based on the terms of the policies.

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

In May 2011, the FASB issued ASU 2011-04,Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU updated measurement guidance to improve the comparability of fair value measurements between U.S.GAAP and International Financial Reporting Standards and enhanced disclosure requirements. The most significant change in disclosures is an expansion of information related to fair value measurements categorized within Level 3 of the fair value hierarchy. The ASU will be effective beginning in 2012. The adoption of this ASU will not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This ASU requires net income and comprehensive income to be presented in either a single continuous statement or in two separate, but consecutive, statements. The ASU eliminates the option of presenting other comprehensive income in the statement of shareholders’ equity. The ASU will be effective beginning in 2012. The adoption of this ASU will not have a material effect on our results of operations or financial position, but will change the format of the presentation of comprehensive income.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the six months ended June 30, 2011 by approximately $30.3 million and $1.8 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2011, we had open foreign currency forward contracts with a U.S. dollar notional value of $3.7 million. A hypothetical 10% increase in June 30, 2011 forward exchange rates would result in a $0.4 million increase in the fair value of these contracts.

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

We have $176.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $3.4 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2011	—	$—	—	1,227,324
May 1 – May 31, 2011	389	39.68	—	1,295,908
June 1 – June 30, 2011	2,538	35.85	—	1,304,237

In November 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time-to-time in private transactions and on the open market. The share purchase program has no expiration date. The maximum shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.

We do not have any other share repurchase programs.

Shares purchased during May and June 2011 related to stock compensation transactions.

Item 6.	EXHIBITS

(a) Exhibits

10.1*	2008 Management Equity Incentive Plan, amended and restated through February 25, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. (S)1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

July 28, 2011	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President — Finance; Duly Authorized Officer and Principal Financial Officer