Form 10-Q
period 2011-09-30
MINE SAFETY APPLIANCES CO
filed 2011-10-27
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Cranberry Woods Drive Cranberry Township, PA	16066-5207
(Address of principal executive offices)	(Zip Code)

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

On October 25, 2011 there were 36,639,605 shares of common stock outstanding, not including 1,215,769 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net sales	$298,241	$242,019	$869,473	$691,626
Other income, net	2,398	1,039	4,353	2,359

	300,639	243,058	873,826	693,985

Costs and expenses
Cost of products sold	177,353	151,340	519,179	428,268
Selling, general and administrative	78,621	61,185	227,382	184,005
Research and development	9,663	7,938	29,646	23,956
Restructuring and other charges	1,004	2,082	6,118	11,509
Interest	3,198	1,686	10,423	4,911
Currency exchange losses (gains)	431	3,545	986	(90)

	270,270	227,776	793,734	652,559

Income before income taxes	30,369	15,282	80,092	41,426
Provision for income taxes	10,188	5,297	26,934	14,387

Net income	20,181	9,985	53,158	27,039
Net income attributable to noncontrolling interests	(209)	(382)	(285)	(703)

Net income attributable to Mine Safety Appliances Company	19,972	9,603	52,873	26,336

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.54	$0.27	$1.44	$0.73

Diluted	$0.54	$0.26	$1.42	$0.72

Dividends per common share	$0.26	$0.25	$0.77	$0.74

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

Unaudited

	September 30 2011	December 31 2010
Assets
Current assets
Cash and cash equivalents	$58,822	$59,760
Trade receivables, less allowance for doubtful accounts of $7,625 and $9,391	204,675	198,551
Inventories	157,299	150,581
Deferred tax assets	25,918	25,714
Income taxes receivable	3,734	12,936
Prepaid expenses and other current assets	30,664	29,847

Total current assets	481,112	477,389

Property, less accumulated depreciation of $322,520 and $316,288	154,465	156,789
Prepaid pension cost	129,768	121,631
Deferred tax assets	7,436	8,285
Goodwill	262,283	263,089
Other noncurrent assets	188,109	170,005

Total assets	1,223,173	1,197,188

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$8,523	$10,163
Accounts payable	53,511	58,460
Employees’ compensation	40,228	36,845
Insurance and product liability	20,059	18,401
Taxes on income	4,509	1,253
Other current liabilities	50,544	56,619

Total current liabilities	177,374	181,741

Long-term debt	377,063	367,094
Pensions and other employee benefits	127,821	126,479
Deferred tax liabilities	48,574	49,177
Other noncurrent liabilities	17,320	16,647

Total liabilities	748,152	741,138

Shareholders’ Equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4 1/2% cumulative — authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock — authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock — authorized 180,000,000 shares of no par value; issued 62,081,391 and 62,081,391 shares (outstanding 36,643,634 and 36,519,726 shares)	94,628	88,629
Stock compensation trust — 1,215,769 and 1,360,714 shares	(6,346)	(7,103)
Treasury shares, at cost:
Preferred — 52,878 and 52,878 shares	(1,753)	(1,753)
Common — 24,221,988 and 24,200,951 shares	(264,479)	(263,853)
Accumulated other comprehensive loss	(55,023)	(44,316)
Retained earnings	700,858	676,195

Total Mine Safety Appliances Company shareholders’ equity	471,454	451,368
Noncontrolling interests	3,567	4,682

Total shareholders’ equity	475,021	456,050

Total liabilities and equity	1,223,173	1,197,188

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Unaudited

	Nine Months Ended September 30
	2011	2010
Operating Activities
Net income	$53,158	$27,039
Depreciation and amortization	24,886	20,541
Pensions	(3,782)	(3,902)
Net gain from investing activities	(2,299)	(834)
Stock-based compensation	6,256	5,875
Deferred income tax benefit	(1,325)	(2,115)
Other noncurrent assets and liabilities	(24,270)	(26,574)
Currency exchange losses (gains)	986	(90)
Other, net	(7)	(3,890)

Operating cash flow before changes in working capital	53,603	16,050

Trade receivables	(11,139)	(11,783)
Inventories	(13,095)	(17,841)
Accounts payable and accrued liabilities	1,395	6,439
Income taxes receivable, prepaid expenses and other current assets	7,642	8,700

Increase in working capital	(15,197)	(14,485)

Cash flow from operating activities	38,406	1,565

Investing Activities
Property additions	(21,330)	(16,629)
Property disposals	3,145	164
Other investing	333	1,250

Cash flow from investing activities	(17,852)	(15,215)

Financing Activities
Proceeds from short-term debt, net	385	35,108
Proceeds from long-term debt	93,500	—
Payments on long-term debt	(85,500)	(10,000)
Cash dividends paid	(28,210)	(26,796)
Company stock purchases	(626)	(2,981)
Exercise of stock options	752	3,049
Excess tax provision related to stock plans	(251)	(229)

Cash flow from financing activities	(19,950)	(1,849)

Effect of exchange rate changes on cash	(1,542)	929

Decrease in cash and cash equivalents	(938)	(14,570)
Beginning cash and cash equivalents	59,760	61,983

Ending cash and cash equivalents	58,822	47,413

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

(2) Restructuring and Other Charges

During the three and nine months ended September 30, 2011, we recorded charges of $1.0 million ($0.7 million after tax) and $6.1 million ($4.0 million after tax), respectively. European segment charges for the nine months ended September 30, 2011 of $3.6 million related primarily to staff reductions in Germany, France and Spain and the transfer of certain production activities to China. North American segment charges for the nine months ended September 30, 2011 of $1.5 million included costs associated with the relocation of certain administrative and production activities. International segment charges for the nine months ended September 30, 2011 of $1.0 million were related to severance costs associated with the relocation of our Wuxi, China operations to Suzhou, China.

During the three and nine month periods ended September 30, 2010, we recorded charges of $2.1 million ($1.4 million after tax) and $11.5 million ($7.5 million after tax), respectively. European segment charges of $8.3 million for the nine months ended September 30, 2010 related primarily to a focused voluntary retirement incentive program in Germany and severance costs associated with staff reductions. North American segment charges for the nine months ended September 30, 2010 of $2.4 million included stay bonuses and other costs associated with the transfer of certain production activities to lower cost factories. International segment charges for the nine months ended September 30, 2010 of $0.8 million were primarily related to severance costs associated with staff reductions in South Africa and China.

(3) Comprehensive (Loss) Income

Components of comprehensive (loss) income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Net income	$20,181	$9,985	$53,158	$27,039
Foreign currency translation (loss) gain	(24,303)	20,985	(10,707)	768

Comprehensive (loss) income	(4,122)	30,970	42,451	27,807
Comprehensive loss (income) attributable to noncontrolling interests	1,064	(1,131)	1,115	(1,260)

Comprehensive (loss) income attributable to Mine Safety Appliances Company	(3,058)	29,839	43,566	26,547

Components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30 2011	December 31 2010
Cumulative translation adjustments	$4,772	$15,479
Pension and post-retirement plan adjustments	(59,795)	(59,795)

Accumulated other comprehensive loss	(55,023)	(44,316)

(4) Earnings per Share

Basic earnings per share is computed by dividing net income, after the deduction of preferred stock dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding not classified as participating securities. Participating securities are defined as unvested stock-based payment awards that contain nonforfeitable rights to dividends.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2011	2010	2011	2010
Net income attributable to Mine Safety Appliances Company	$19,972	$9,603	$52,873	$26,336
Preferred stock dividends	(10)	(10)	(30)	(30)

Income available to common equity	19,962	9,593	52,843	26,306
Dividends and undistributed earnings allocated to participating securities	(217)	(96)	(572)	(258)

Income available to common shareholders	19,745	9,497	52,271	26,048

Basic earnings per common share	$0.54	$0.27	$1.44	$0.73

Diluted earnings per common share	$0.54	$0.26	$1.42	$0.72

Basic shares outstanding	36,236	35,917	36,206	35,819
Stock options and other stock compensation	563	474	611	547

Diluted shares outstanding	36,799	36,391	36,817	36,366

Antidilutive stock options	896	1,263	896	1,263

(5) Segment Information

We are organized into five geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended September 30, 2011
Sales to external customers	$143,547	$71,696	$82,998	$—	$298,241
Intercompany sales	26,077	27,515	5,703	(59,295)	—
Net income attributable to Mine Safety Appliances Company	18,839	1,859	6,666	(7,392)	19,972
Nine Months Ended September 30, 2011
Sales to external customers	$412,154	$211,403	$245,916	$—	$869,473
Intercompany sales	76,537	86,213	13,720	(176,470)	—
Net income attributable to Mine Safety Appliances Company	44,773	5,540	20,509	(17,949)	52,873
Three Months Ended September 30, 2010
Sales to external customers	$111,915	$61,539	$68,565	$—	$242,019
Intercompany sales	22,987	21,242	4,450	(48,679)	—
Net income attributable to Mine Safety Appliances Company	12,621	280	3,800	(7,098)	9,603
Nine Months Ended September 30, 2010
Sales to external customers	$327,803	$174,569	$189,254	$—	$691,626
Intercompany sales	61,659	64,908	11,920	(138,487)	—
Net income (loss) attributable to Mine Safety Appliances Company	31,133	(5,483)	11,727	(11,041)	26,336

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

In 2011, we changed our segment reporting to include corporate overhead and interest expense in reconciling items. Previously, these expenses were reported in the North American, European, and International segments. Comparative 2010 amounts have been revised to conform with the current year presentation. The effect of the revisions for the three months ended September 30, 2010 improved North American, European, and International segment results by $2.2 million, $0.6 million, and $0.5 million, respectively, and reduced the results reported in Reconciling Items by corresponding amounts. The effect of the revisions for the nine months September 30, 2010 improved North American, European, and International segment results by $6.4 million, $1.8 million, and $1.5 million, respectively, and reduced the results reported in Reconciling Items by corresponding amounts.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit (credit) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Three months ended September 30
Service cost	$2,162	$1,938	$218	$191
Interest cost	4,876	4,682	436	432
Expected return on plan assets	(8,507)	(8,643)	—	—
Amortization of transition amounts	1	1	—	—
Amortization of prior service cost	26	25	(114)	(138)
Recognized net actuarial losses	108	160	213	210

Net periodic benefit (credit) cost	(1,334)	(1,837)	753	695

Nine months ended September 30
Service cost	$6,491	$5,811	$654	$572
Interest cost	14,627	14,048	1,306	1,297
Expected return on plan assets	(25,575)	(25,931)	—	—
Amortization of transition amounts	3	3	—	—
Amortization of prior service cost	78	77	(341)	(416)
Recognized net actuarial losses	594	433	639	630
Settlement loss	—	285	—	—
Termination benefits	—	1,372	—	—

Net periodic benefit (credit) cost	(3,782)	(3,902)	2,258	2,083

We made contributions of $3.5 million to our pension plans during the nine month period ended September 30, 2011. We expect to make total contributions of approximately $4.6 million to our pension plans in 2011.

(7) Goodwill and Intangible Assets

Changes in goodwill during the nine months ended September 30, 2011 were as follows:

(In thousands)	Goodwill
Net balance at January 1, 2011	$263,089
Currency translation and other	(806)

Net balance at September 30, 2011	262,283

At September 30, 2011, goodwill of $199.9 million, $58.9 million, and $3.5 million related to the North American, European, and International reporting units, respectively.

Changes in intangible assets, net of accumulated amortization (which are reported in other noncurrent assets) during the nine months ended September 30, 2011 were as follows:

(In thousands)	Intangibles
Net balance at January 1, 2011	$53,880
Amortization expense	(4,419)
Currency translation	(361)

Net balance at September 30, 2011	49,100

(8) Inventories

(In thousands)	September 30 2011	December 31 2010
Finished products	$73,261	$71,743
Work in process	19,780	16,494
Raw materials and supplies	64,258	62,344

Total inventories	157,299	150,581

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

Stock compensation expense was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Stock compensation expense	$1,613	$1,471	$6,256	$5,875
Income tax benefit	595	539	2,129	2,118

Stock compensation expense, net of income tax benefit	1,018	932	4,127	3,757

A summary of stock option activity for the nine months ended September 30, 2011 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	1,749,003	$29.74
Granted	166,247	34.09
Exercised	(41,130)	18.28

Outstanding at September 30, 2011	1,874,120	30.38

Exercisable at September 30, 2011	963,078	36.86

A summary of restricted stock activity for the nine months ended September 30, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	473,637	$26.56
Granted	124,991	33.61
Vested	(76,105)	44.43
Forfeited	(9,986)	32.21

Unvested at September 30, 2011	512,537	25.51

A summary of performance stock unit activity for the nine months ended September 30, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	85,629	$20.53
Granted	41,320	33.55

Unvested at September 30, 2011	126,949	24.77

(10) Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange gains or losses. At September 30, 2011, the notional amount of open forward contracts was not significant. The unrealized gain on these contracts was immaterial.

The following table presents the balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	September 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Prepaid expenses and other current assets	$2	$4

The following table presents the income statement location and impact of derivative financial instruments:

		(Gain) Loss Recognized in Income
		Nine Months Ended September 30
(In thousands)	Income Statement Location	2011	2010
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses (gains)	$(264)	$857

(11) Income Taxes

At September 30, 2011, we had a gross liability for unrecognized tax benefits of $11.8 million. We have recognized tax benefits associated with these liabilities of $10.5 million at September 30, 2011. These balances are unchanged since December 31, 2010. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $1.0 million at September 30, 2011.

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

(13) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At September 30, 2011, the reported carrying amount of our fixed rate long-term debt (including the current portion) was $168.0 million and the fair value was $175.9 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of September 30, 2011.

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

As of the acquisition date, GMI, GMIL and GMT are our wholly-owned subsidiaries. General Monitors is a leading innovator and developer of advanced flame and gas detection systems that are used in a broad range of oil and gas exploration and refining applications and in diverse industrial plant settings. In addition to providing us with greater access to the global oil and gas market, we believe that the acquisition significantly enhances our long-term corporate strategy in fixed gas detection by providing us with world-class research and development talent and an industry-leading product line.

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from acquired assets that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of General Monitors with our operations, and the going concern element of General Monitors’ existing business. Goodwill related to the General Monitors acquisition was recorded in our reportable segments as follows: $136.7 million in the North American segment and $43.2 million in the European segment. North American segment goodwill is expected to be tax deductible. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $4.8 million.

The operating results of General Monitors have been included in our consolidated financial statements since the acquisition date. Our results for the three months ended September 30, 2011 include General Monitors sales and net income of $22.2 million and $4.8 million, respectively. Our results for the nine months ended September 30, 2011 include General Monitors sales and net income of $63.5 million and $11.2 million, respectively. General Monitors net income for the nine months ended September 30, 2011 includes a one-time increase in cost of sales of $2.3 million ($1.5 million after tax) related to the fair value step-up of inventories acquired from General Monitors.

The following unaudited pro forma information presents our combined results as if the acquisition had occurred at the beginning of 2010. The unaudited pro forma financial information was prepared to give effect to events that are directly attributable to the acquisition, factually supportable, and expected to have a continuing impact on the combined company’s results. There were no transactions between us and GMI, GMIL, or GMT during the nine months ended September 30, 2010 that are required to be eliminated. Transactions between GMI, GMIL, and GMT during the nine months ended September 30, 2011 have been eliminated in the unaudited pro forma condensed combined financial information. Pro forma adjustments have been made to the 2010 information to reflect the incremental impact on earnings of interest expense on the borrowings that we made to acquire the General Monitors companies, amortization expense related to acquired intangible assets, and income tax expense, net of benefits, associated with the previously-discussed adjustments. Pro forma adjustments were made to the 2011 information to eliminate incremental one-time costs and related tax benefits associated with purchase accounting adjustments. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma financial information (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share amounts)	2011	2010	2011	2010
Net sales	$298.3	$259.3	$869.5	$747.2
Net income	20.0	14.7	54.5	35.9
Basic earnings per share	0.54	0.40	1.47	0.99
Diluted earnings per share	0.54	0.40	1.46	0.98

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

(15) Assets Held for Sale

On October 14, 2011, we sold certain assets related to our Paraclete ballistic vest business located in St. Pauls, North Carolina. Assets related to this transaction are reported in the following balance sheet lines at September 30, 2011:

(In thousands)	September 30 2011
Inventory	$3,180
Property, net of depreciation	663
Goodwill	1,250
Other noncurrent assets	531

Total assets	5,624

The impact of this transaction and the operating results of the Paraclete ballistic vest business are not material to net income or earnings per share for all periods presented and are not expected to be material to future periods.

On October 10, 2011, we sold our former headquarters building located in O’Hara Township, Pennsylvania. Assets of $8.4 million, net of depreciation, related to this transaction are reported in property in the September 30, 2011 balance sheet. This transaction is expected to result in a pre-tax gain of approximately $1.0 million that will be reported in other income during the fourth quarter of 2011.

(16) Contingencies

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes, and other relevant information. The reserve for single incident product liability claims was $4.7 million and $5.2 million at September 30, 2011 and December 31, 2010, respectively. Single incident product liability expense was not significant during the nine months ended September 30, 2011 and 2010. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos, and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,000 suits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged, the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Nine Months Ended September 30 2011	Year Ended December 31 2010
Open claims, beginning of period	1,900	2,480
New claims	208	260
Settled and dismissed claims	(108)	(840)

Open claims, end of period	2,000	1,900

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

Our insurance receivables totaled $117.0 million at September 30, 2011, of which $2.0 million is reported in other current assets and $115.0 million is reported in other non-current assets. Our insurance receivables totaled $89.0 million December 31, 2010, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

	Nine Months Ended September 30 2011	Year Ended December 31 2010
(In millions)
Balance beginning of period	$89.0	$91.7
Additions	29.8	30.9
Collections and settlements	(1.8)	(33.6)

Balance end of period	117.0	89.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability settlements and related defense costs. There were no uninsured cumulative trauma product liability losses during the nine month periods ended September 30, 2011 and 2010. Uninsured defense costs during the nine month periods ended September 30, 2011 and 2010 were $0.6 million and $0.5 million, respectively.

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

(17) Recently Adopted and Recently Issued Accounting Standards

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU updated measurement guidance to improve the comparability of fair value measurements between U.S.GAAP and International Financial Reporting Standards and enhanced disclosure requirements.

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

(18) Subsequent Events

In October 2011, we established a joint venture company with MCR Safety of Memphis, Tennessee. The new entity, Safety Works, LLC, is a full-line glove, garment and safety products company in the North American retail market. As the owner of approximately 73% of the equity, we will include Safety Works in our consolidated financial statements beginning in October 2011. The formation of the joint venture is not expected to have a material effect on our consolidated financial statements.

In October 2011, we sold certain assets related to our Paraclete ballistic vest business located in St. Pauls, North Carolina. The impact of this transaction and the operating results of the Paraclete ballistic vest business are not material to net income or earnings per share for all periods presented and are not expected to be significant to future results.

In October 2011, we resolved coverage litigation with Allianz Global Risks US Insurance Company and Allianz Underwriters Insurance Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under previously-filed coverage litigation. The settlement is not expected to materially impact our operating results.

In October 2011, we sold our former headquarters building in O’Hara Township, Pennsylvania. This transaction is expected to result in a pre-tax gain of approximately $1.0 million.

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

International. Our International segment includes companies in South America, Africa, and the Asia Pacific region, some of which are in developing regions of the world. Principal manufacturing operations are located in Australia, Brazil, South Africa, and China. These companies develop and manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in China, the U.S., Germany, and France, or are purchased from third party vendors.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net sales. Net sales for the three months ended September 30, 2011 were $298.2 million, an increase of $56.2 million, or 23%, compared with $242.0 million for the three months ended September 30, 2010.

	Three Months Ended September 30		Dollar Increase	Percent Increase
(In millions)	2011	2010
North America	$143.5	$111.9	$31.6	28%
Europe	71.7	61.5	10.2	17
International	83.0	68.6	14.4	21

Net sales by the North American segment were $143.5 million for the third quarter of 2011, an increase of $31.6 million, or 28%, compared to $111.9 million for the third quarter of 2010. North American sales for the third quarter of 2011 included $16.4 million of General Monitors sales. During the current quarter, we continued to see growing demand in the oil and gas market, as well as other core industrial markets. The improved demand in core industrial markets resulted in higher shipments of instruments (excluding General Monitors), head protection and fall protection, up $4.4 million, $1.5 million and $1.8 million, respectively. Shipments of Advanced Combat Helmets (ACH) to the U.S. military were $6.2 million higher in the third quarter of 2011, as we continued shipping on our current contract.

Net sales for the European segment were $71.7 million for the third quarter of 2011, an increase of $10.2 million, or 17%, compared to $61.5 million for the third quarter of 2010. Net sales in the third quarter of 2011 in the European Segment included $5.8 million of General Monitors sales. The favorable translation effects of a stronger euro in the current quarter increased European segment sales, when stated in U.S. dollars, by approximately $5.6 million. Excluding General Monitor sales, local currency sales in Europe decreased $1.2 million primarily related to a $4.8 million decrease in SCBA sales and $1.7 million decrease in Fire Helmets to fire service markets, partially offset by a $6.0 million increase in shipments to core industrial markets.

Net sales for the International segment were $83.0 million in the third quarter of 2011, an increase of $14.4 million, or 21%, compared to $68.6 million for the third quarter of 2010. Local currency sales in the International segment increased $9.4 million for the quarter due to strong demand in mining and core industrial markets. Local currency sales increased in most product lines, with the strongest improvements in instruments, eye and face protection and circuit breathing apparatus up $2.5 million, $2.7 million and $1.6 million, respectively. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $5.0 million, primarily related to a strengthening of the Australian dollar and Brazilian real.

Cost of products sold. Cost of products sold was $177.4 million in the third quarter of 2011, compared to $151.3 million in the third quarter of 2010. The increase was driven by higher sales. Cost of products sold as a percentage of sales was 59.5% in the third quarter of 2011 compared to 62.5% in the third quarter of 2010. Lower cost of products sold as a percentage of sales in the current quarter related to improved pricing, control over manufacturing costs, and the addition of General Monitors. Cost of products sold includes net periodic pension credits during the third quarters of 2011 and 2010 of $1.0 million and $1.3 million, respectively.

Gross profit. Gross profit for the third quarter of 2011 was $120.9 million, which was $30.2 million, or 33%, higher than gross profit of $90.7 million in the third quarter of 2010. The ratio of gross profit to net sales was 40.5% in the third quarter of 2011 compared to 37.5% in the same quarter last year. As previously noted, the higher gross profit ratio in the third quarter of 2011 was primarily related to improved pricing, control over manufacturing costs, and the addition of General Monitors.

Selling, general and administrative expenses. Selling, general and administrative expenses were $78.6 million during the third quarter of 2011, an increase of $17.4 million, or 28%, compared to $61.2 million in the third quarter of 2010. Selling, general and administrative expenses were 26.4% of net sales in the third quarter of 2011, compared to 25.3% of net sales in the third quarter of 2010. Higher selling, general and administrative expenses in the current quarter included $5.4 million at General Monitors. The remainder of the increase occurred in the North American and International segments, primarily to support the higher sales volumes. Currency exchange increased third quarter 2011 selling, general and administrative expenses, when stated in U.S. dollars, by $3.0 million, primarily related to a strengthening of the euro, Australian dollar and Brazilian real.

Research and development expense. Research and development expense was $9.7 million during the third quarter of 2011, an increase of $1.8 million, or 22%, compared to $7.9 million during the third quarter of 2010. The increase includes additional expense of $1.0 million related to research and development activities at General Monitors. The remainder of the increase reflects our ongoing focus on developing innovative new products.

Restructuring and other charges. During the third quarter of 2011, we recorded charges of $1.0 million ($0.7 million after tax). European segment charges of $0.6 million related primarily to staff reductions in Germany. North American segment charges of $0.4 million included costs associated with the relocation of certain administrative and production activities.

During the third quarter of 2010, we recorded charges of $2.1 million ($1.4 million after tax). The charges in the third quarter of 2010 related to the transfer of certain production activities in North America and our ongoing efforts to reorganize our European operations.

Interest expense. Interest expense was $3.2 million during the third quarter of 2011, an increase of $1.5 million, or 90%, compared to $1.7 million in the same quarter last year. The increase in interest expense was primarily due to higher borrowings associated with the General Monitors acquisition in October 2010.

Currency exchange. We reported currency exchange losses of $0.4 million in the third quarter of 2011, compared to losses of $3.5 million in the third quarter of 2010. Currency exchange losses in both quarters were mostly unrealized and related primarily to the effect of euro exchange rate fluctuations on euro-denominated inter-company balances.

Income taxes. The effective tax rate for the third quarter of 2011 was 33.5%, compared to 34.7% for the same quarter last year. The lower effective tax rate in the third quarter of 2011 was primarily related to the recognition of the research and development tax credit in the U.S. Third quarter 2010 income tax expense did not reflect this credit due to its expiration at the end of 2009. The credit was reinstated during the fourth quarter of 2010.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the third quarter of 2011 was $20.0 million, or $0.54 per basic share, an increase of $10.4 million, or 108%, compared to $9.6 million, or $0.27 per basic share, for the same quarter last year.

North American segment net income for the third quarter of 2011 was $18.8 million, an increase of $6.2 million, or 49%, compared to $12.6 million in the third quarter of 2010. The increase in North American segment net income for the third quarter of 2011 included General Monitors net income of $3.0 million. The remainder of the improvement was primarily related to higher sales and gross profits, partially offset by higher operating expenses required to support sales growth.

The European segment reported net income for the third quarter of 2011 of $1.9 million, an improvement of $1.6 million, compared to net income of $0.3 million during the third quarter of 2010. The improvement in European net income was primarily related to the addition of General Monitors.

International segment net income for the third quarter of 2011 was $6.7 million, an increase of $2.9 million, or 75%, compared to $3.8 million in the same quarter last year. Higher local currency net income of $1.8 million was primarily related to higher sales volumes, partially offset by higher selling expenses. Currency translation effects increased current quarter International segment net income, when stated in U.S. dollars by approximately $1.1 million, primarily reflecting a strong Australian dollar and Brazilian real.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net sales. Net sales for the nine months ended September 30, 2011 were $869.5 million, an increase of $177.9 million, or 26%, compared with $691.6 million for the nine months ended September 30, 2010.

	Nine Months Ended September 30		Dollar Increase	Percent Increase
(In millions)	2011	2010
North America	$412.2	$327.8	$84.4	26%
Europe	211.4	174.6	36.8	21
International	245.9	189.3	56.6	30

Net sales by the North American segment were $412.2 million for the nine months ended September 30, 2011, an increase of $84.4 million, or 26%, compared to $327.8 million for the same period in 2010. North American sales for the nine months ended September 30, 2011 included $44.5 million of General Monitors sales. Shipments of Advanced Combat Helmets to the U.S. military were $18.5 million higher as we continued shipping on our current contract. Strong demand in industrial markets resulted in higher shipments of instruments (excluding General Monitors), fall protection, and head protection, up $9.4 million, $5.0 million, and $4.0 million, respectively.

Net sales for the European segment were $211.4 million for the nine months ended September 30, 2011, an increase of $36.8 million, or 21%, compared to $174.6 million for the same period in 2010. European segment sales for the nine months ended September 30, 2011 included $19.0 million of General Monitors sales. The favorable translation effects of a stronger euro in the nine months ended September 30, 2011 increased European segment sales, when stated in U.S. dollars, by approximately $15.7 million. Excluding General Monitors sales, local currency sales in Europe increased $2.1 million for the nine months ended September 30, 2011, reflecting higher shipments of instruments, up $7.3 million, on strength in industrial core markets. This increase was partially offset by lower sales of fire helmets, gas masks and ballistic helmets due to continuing weakness in military and fire service markets.

Net sales for the International segment were $245.9 million for the nine months ended September 30, 2011, an increase of $56.6 million, or 30%, compared to $189.3 million in the same period in 2010. Local currency sales of the International segment increased $39.4 million during the nine months ended September 30, 2011. The increase in local currency sales reflects strong demand in Latin America and Asia, primarily in industrial markets across a broad range of product lines. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $17.2 million, primarily related to a strengthening of the Australian dollar and Brazilian real.

Cost of products sold. Cost of products sold was $519.2 million for the nine months ended September 30, 2011, compared to $428.3 million in the same period in 2010. The increase was driven by higher sales. Cost of products sold as a percentage of sales was 59.7% in the nine months ended September 30, 2011 and 61.9% for the same period last year. Lower cost of products sold as a percentage of sales in the current period related to improved pricing, control over manufacturing costs, and the addition of General Monitors. Cost of products sold includes net periodic pension credits during the nine month periods ended September 30, 2011 and 2010 of $3.0 million and $3.5 million, respectively.

Gross profit. Gross profit for the nine months ended September 30, 2011 was $350.3 million, which was $86.9 million, or 33%, higher than gross profit of $263.4 million in the same period in 2010. The ratio of gross profit to net sales was 40.3% in the current period compared to 38.1% in the same period last year. As previously noted, the higher gross profit ratio in the nine months ended September 30, 2010 was primarily related to improved pricing, control over manufacturing costs, and the addition of General Monitors.

Selling, general and administrative expenses. Selling, general and administrative expenses were $227.4 million during the nine months ended September 30, 2011, an increase of $43.4 million, or 24%, compared to $184.0 million during the same period in 2010. Selling, general and administrative expenses were 26.2% of net sales for the nine months ended September 30, 2011, compared to 26.6% of net sales for the same period in 2010. Higher selling, general and administrative expenses for the nine months ended September 30, 2011 included $16.1 million at General Monitors. The remainder of the increase occurred in the North American and International segments, primarily to support the higher sales volumes. Currency exchange increased selling, general and administrative expenses for the nine months ended September 30, 2011, when stated in U.S. dollars, by $8.5 million, primarily related to the strengthening of the euro, Australian dollar and Brazilian real.

Research and development expense. Research and development expense was $29.6 million during the nine months ended September 30, 2011, an increase of $5.6 million, or 24%, compared to $24.0 million during the same period last year. The increase includes $3.0 million of research and development expense at General Monitors. The remainder of the increase reflects our ongoing focus on developing innovative new products.

Restructuring and other charges. During the nine months ended September 30, 2011, we recorded charges of $6.1 million ($4.0 million after tax). European segment charges of $3.6 million for the nine months ended September 30, 2011 related primarily to staff reductions in Germany, France, and Spain and the transfer of certain production activities to China. North American segment charges for the nine months ended September 30, 2011 of $1.5 million included costs associated with the relocation of certain administrative and production activities. International segment charges for the nine months ended September 30, 2011 of $1.0 million were related to severance costs associated with the relocation of our Wuxi, China operations to Suzhou, China.

During the nine months ended September 30, 2010, we recorded charges of $11.5 million ($7.5 million after tax). European segment charges of $8.3 million for the nine months ended September 30, 2010 related primarily to a focused voluntary retirement incentive program in Germany and severance costs associated with staff reductions. North American segment charges for the nine months ended September 30, 2011 of $2.4 million included stay bonuses and other costs associated with the transfer of certain production activities to lower cost factories. International segment charges for the nine months ended September 30, 2010 of $0.8 million were primarily for severance costs associated with staff reductions in South Africa and China.

Interest expense. Interest expense was $10.4 million during the nine months ended September 30, 2011, an increase of $5.5 million, or 112%, compared to $4.9 million during the same period last year. The increase in interest expense was primarily due to higher borrowings associated with the General Monitors acquisition in October 2010.

Currency exchange. We reported currency exchange losses of $1.0 million during the nine months ended September 30, 2011, compared to gains of $0.1 million during the same period in 2010. Currency exchange losses and gains in both periods were mostly unrealized and related primarily to the effect of euro exchange rate fluctuations on euro-denominated inter-company balances.

Income taxes. The effective tax rate for the nine months ended September 30, 2011 was 33.6% compared to 34.7% for the same period last year. The lower effective tax rate in the third quarter of 2011 was primarily related to the recognition of the research and development tax credit in the U.S. Income tax expense for the nine months ended September 30, 2010 did not reflect this credit due to its expiration at the end of 2009. The credit was reinstated during the fourth quarter of 2010.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the nine months ended September 30, 2011 was $52.9 million, or $1.44 per basic share, compared to $26.3 million, or $0.73 per basic share, for the same period last year.

North American segment net income for the nine months ended September 30, 2011 was $44.8 million, an increase of $13.7 million, or 44%, compared to $31.1 million for the same period last year. North American segment net income for the nine months ended September 30, 2011 included General Monitors net income of $6.8 million. The remaining improvement is primarily due to higher sales and gross profits, partially offset by higher operating expenses required to support sales growth.

The European segment net income for the nine months ended September 30, 2011 of $5.5 million, an improvement of $11.0 million, compared to a loss of $5.5 million during the same period in 2010.

European segment income for the current period includes General Monitors net income of $4.4 million. The remaining improvement in local currency European segment net income is related to higher sales and gross profits, reduced operating expenses, and lower restructuring costs. Higher gross profits reflect a more favorable product mix, including sales of General Monitors products, and improved pricing and control over manufacturing costs.

International segment net income for the nine months ended September 30, 2011 was $20.5 million, an increase of $8.8 million, or 75%, compared to $11.7 million in the same period last year. Higher local currency net income was primarily related to improved sales and gross profits. The gross profit improvements reflect a more favorable product and geographic sales mix. These increases were partially offset by higher selling, general and administrative expenses. Currency translation effects increased current period International segment net income, when stated in U.S. dollars by approximately $2.0 million, primarily due to the Brazilian real and Australian dollar.

The net loss reported in reconciling items for the nine months ended September 30, 2011 was $17.9 million compared to a net loss of $11.0 million for the same period last year. The higher loss in the nine months ended September 30, 2011 reflects higher interest expense associated with borrowings made in October 2010 to finance the General Monitors acquisition and currency exchange losses.

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

Cash and cash equivalents decreased $0.9 million during the nine months ended September 30, 2011, compared to decreasing $14.6 million during the same period in 2010.

Operating activities provided cash of $38.4 million during the nine months ended September 30, 2011, compared to providing $1.6 million during the same period in 2010. Cash provided by operations during the current period included 19.0 million at General Monitors. Significantly improved operating cash flow in 2011 is primarily related to higher net income and higher non-cash expenses. During the nine months ended September 30, 2011 and 2010, we used cash of $15.2 million and $14.5 million, respectively, to fund increases in working capital. Trade receivables were $204.7 million at September 30, 2011, compared to $198.6 million at December 31, 2010. LIFO inventories were $157.3 million at September 30, 2011, compared to $150.6 million at December 31, 2010. The $6.1 million increase in trade receivables reflects an $11.1 million increase in local currency balances, primarily in the North American and International segments, and a $5.0 million decrease due to currency translation effects. The $6.7 million increase in inventories reflects a $13.1 million increase in local currency inventories, primarily in Europe and International, and a $6.4 million decrease due to currency translation effects. Higher local currency trade receivables and inventories reflect increased sales and anticipated growth in customer demand.

Investing activities used cash of $17.9 million during the nine months ended September 30, 2011, compared to using $15.2 million in the same period last year. The increase related primarily to higher property additions. During the nine months ended September 30, 2011 and 2010, we used cash of $21.3 million and $16.6 million, respectively, for property additions. Higher property additions during the nine months ended September 30, 2011 were related primarily to machinery and equipment additions.

Financing activities used cash of $20.0 million during the nine months ended September 30, 2011, compared to using $1.8 million during the same period in 2010. The change was primarily related to lower net borrowing in the current period and reflects improved operating cash flow. For the nine months ended September 30, 2011, net borrowings were $8.4 million compared to net borrowings of $25.1 million in the same period last year. We paid cash dividends of $28.2 million during the nine months ended September 30, 2011 compared to $26.8 million during the same period last year.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at September 30, 2011 resulted in a translation loss of $10.7 million being charged to the cumulative translation adjustments shareholders’ equity account during the nine months ended September 30, 2011, compared to a gain of $0.8 million during the during the same period in 2010. The translation loss during the nine months ended September 30, 2011 was primarily related to the weakening of the South African rand, the Mexican peso, and the Brazilian real.

COMMITMENTS AND CONTINGENCIES

We made contributions of $3.5 million to our pension plans during the nine months ended September 30, 2011. We expect to make total contributions of approximately $4.6 million to our pension plans in 2011.

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes, and other relevant information. The reserve for single incident product liability claims was $4.7 million and $5.2 million at September 30, 2011 and December 31, 2010, respectively. Single incident product liability expense was not significant during the nine months ended September 30, 2011 and 2010. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos, and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,000 suits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged, the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Nine Months Ended September 30 2011	Year Ended December 31 2010
Open claims, beginning of period	1,900	2,480
New claims	208	260
Settled and dismissed claims	(108)	(840)

Open claims, end of period	2,000	1,900

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

Our insurance receivables totaled $117.0 million at September 30, 2011, of which $2.0 million is reported in other current assets and $115.0 million is reported in other non-current assets. Our insurance receivables totaled $89.0 million December 31, 2010, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

	Nine Months Ended September 30 2011	Year Ended December 31 2010
(In millions)
Balance beginning of period	$89.0	$91.7
Additions	29.8	30.9
Collections and settlements	(1.8)	(33.6)

Balance end of period	117.0	89.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability settlements and related defense costs. There were no uninsured cumulative trauma product liability losses during the nine month periods ended September 30, 2011 and 2010. Uninsured defense costs during the nine month periods ended September 30, 2011 and 2010 were $0.6 million and $0.5 million, respectively.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU updated measurement guidance to improve the comparability of fair value measurements between U.S.GAAP and International Financial Reporting Standards and enhanced disclosure requirements. The most significant change in disclosures is an expansion of information related to fair value measurements categorized within Level 3 of the fair value hierarchy. The ASU will be effective beginning in 2012. The adoption of this ASU will not have a material effect on our consolidated financial statements.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the nine months ended September 30, 2011 by approximately $45.7 million and $2.6 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2010, open foreign currency forward contracts were not significant.

Interest rate sensitivity. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of our revolving credit facility and industrial development debt, these financial instruments are reported at carrying values that approximate fair values.

We have $168.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $3.3 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2011	—	$—	—	1,427,322
August 1 – August 31, 2011	—	—	—	1,576,059
September 1 – September 30, 2011	—	—	—	1,806,388

In November 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time-to-time in private transactions and on the open market. The share purchase program has no expiration date. The maximum number of shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.

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

MINE SAFETY APPLIANCES COMPANY

October 27, 2011	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President — Finance; Duly Authorized Officer and Principal Financial Officer