Form 10-K
period 2011-12-31
MINE SAFETY APPLIANCES CO
filed 2012-02-22
CIK 66570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Cranberry Woods Drive Cranberry Township, Pennsylvania	16066-5207
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (724) 776-8600

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, no par value	New York Stock Exchange

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 14, 2012, there were outstanding 36,692,852 shares of common stock, no par value, not including 1,160,201 shares held by the Mine Safety Appliances Company Stock Compensation Trust. The aggregate market value of voting stock held by non-affiliates as of June 30, 2011 was approximately $1.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the May 8, 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, but are not limited to, those listed in this report under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or other comparable words. Actual results, performance or outcomes may differ materially from those expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update publicly any of the forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview—Mine Safety Appliances Company was incorporated in Pennsylvania in 1914. We are a global leader in the development, manufacture and supply of products that protect people’s health and safety. Our safety products typically integrate any combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive line of safety products is used by workers around the world in the fire service, homeland security, oil and gas, construction and other industries, as well as the military. Our broad product offering includes self-contained breathing apparatus, or SCBAs, gas masks, gas detection instruments, head protection, respirators, thermal imaging cameras, fall protection and ballistic helmets. We also provide a broad offering of consumer and contractor safety products through retail channels.

We dedicate significant resources to research and development, which allows us to produce innovative safety products that are often first to market and exceed industry standards. Our global product development teams include cross-geographic and cross-functional members from various functional areas throughout the company, including research and development, marketing, sales, operations and quality management. Our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations, such as the National Institute for Occupational Safety and Health, or NIOSH, and the National Fire Protection Association, or NFPA, to develop industry product requirements and standards and to anticipate their impact on our product lines.

Segments—We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three reportable geographic segments: North America, Europe and International. Segment information is presented in the note entitled “Segment Information” in Item 8—Financial Statements and Supplementary Data.

Because our financial statements are stated in U.S. dollars, currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Principal Products—We manufacture and sell a comprehensive line of safety products to protect workers around the world in the fire service, homeland security, oil and gas, construction and other industries, as well as the military. We also provide a broad offering of consumer and contractor safety products through retail channels. Our products protect people against a wide variety of hazardous or life-threatening situations. The following is a brief description of each of our principal product categories:

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

•	Air-purifying respirators. Air-purifying respirators range from the simple, filtering types to powered full-facepiece versions for many hazardous applications, including:

•	full-face gas masks for industrial workers and first responders exposed to known and unknown concentrations of hazardous gases, chemicals, vapors and particulates;

•	half-mask respirators for industrial workers, painters and construction workers exposed to known concentrations of gases, vapors and particulates;

•	powered-air purifying respirators for industrial, hazmat and remediation workers who have longer term exposures to hazards in their work environment; and

•	dust and pollen masks for maintenance workers, contractors and at-home consumers exposed to nuisance dusts, allergens and other particulates.

•

Escape respirators. Escape respirators are used by law enforcement personnel, government workers, chemical and pharmaceutical workers and anyone needing to escape from unknown concentrations of a chemical, biological or radiological release of toxic gases and vapors. Escape respirators give users respiratory protection to help them escape from threatening situations quickly and easily.

Portable and fixed gas detection instruments. Our portable and fixed gas detection instruments are used to detect the presence or absence of various gases in the air. These instruments can be either hand-held or permanently installed. Typical applications of these instruments include the detection of the lack of oxygen in confined spaces or the presence of combustible or toxic gases.

•

Single- and multi-gas hand-held detectors. Our single- and multi-gas detectors provide portable solutions for detecting the presence of oxygen, combustible gases and various toxic gases, including hydrogen sulfide, carbon monoxide, ammonia and chlorine, either singularly or up to six gases at once. Our hand-held portable instruments are used by chemical workers, oil and gas workers, utility workers entering confined spaces, or anywhere a user needs to continuously monitor the quality of the atmosphere they are working in and around. Our ALTAIR® 4X Multigas Detector with XCell® sensor technology provides faster response times and unsurpassed durability in a tough, easy to operate package.

•

Multi-point permanently installed gas detection systems. Our comprehensive line of fixed gas detection systems is used to monitor for combustible and toxic gases and oxygen deficiency in virtually any application where continuous monitoring is required. Our systems are used for gas detection in pulp and paper, refrigerant monitoring, petrochemical and general industrial applications. Our SafeSite® Multi-Threat Wireless Detection System, designed and developed for homeland security applications, detects and communicates the presence of toxic industrial chemicals and chemical warfare agents at large public events, in subways or at other facilities.

•

Flame detectors and open-path infrared gas detectors. Our flame and combustible gas detectors are used for plant-wide monitoring of toxic gases and for detecting the presence of flames. These systems use infrared optics to detect potentially hazardous conditions across distances as far as 120 meters, making them suitable for use in such places as offshore oil rigs, storage vessels, refineries, pipelines and ventilation ducts. First used in the oil and gas industry, our systems currently have broad applications in petrochemical facilities, the transportation industry and in pharmaceutical production.

Thermal imaging cameras. Our hand-held infrared thermal imaging cameras, or TICs, are used in the global fire service market. TICs detect sources of heat in order to locate downed firefighters and other people trapped inside burning or smoke-filled structures. TICs can also be used to identify “hot spots.” Our Evolution® 5000 series TICs are unmatched for ease of use and durability. Our Evolution® 5800 TIC, the newest addition to our 5000 series of TICs, offers state-of-the-art imagery in a high resolution format. Our Evolution® 5600 TIC provides high resolution and an extended high sensitivity operating range in a rugged, user-friendly and affordable design.

Head, eye, face and hearing protection. Head, eye, face and hearing protection is used in work environments where hazards present dangers such as dust, flying particles, metal fragments, chemicals, extreme glare, optical radiation and items dropped from above.

•

Industrial hard hats. Our broad line of hard hats include full-brim hats and traditional hard hats, available in custom colors and with custom logos. Hard hats are used by oil, gas and petrochemical workers, plant, steel and construction workers, and miners.

•

Fire helmets. Our fire service products include leather, traditional, modern and specialty helmets designed to satisfy the preferences of firefighters across geographic regions. Our CairnsHELMET is the number one helmet in the North American fire service market based on 2011 sales. Similarly, our Gallet firefighting helmet has a number one market position in Europe based on 2011 sales.

•

Ballistic helmets and communication systems. The Advanced Combat Helmet, or ACH, is used by the military for ballistic head protection. The ACH was originally designed for the Special Forces of the U.S. military and has now been designated as the “basis of issue” by the U.S. Army. In recent years, military forces in Iraq and Afghanistan have trusted MSA’s battle-tested ACH and related Modular Integrated Communication Headset, or MICH™. MICH is a light weight and comfortable communication system that provides superior hearing protection as well as clear radio/intercom communications. Our commercial version of the ACH, the TC-2000 combat helmet, is used by law enforcement personnel and first responders.

•	Eye, face and hearing protection. Our broad line of hearing protection products, non-prescription protective eyewear and face shields is used by workers in a wide variety of industries.

Fall protection. Our broad line of fall protection equipment includes confined space equipment, harnesses, fall arrest equipment, lanyards and lifelines. Fall protection equipment is used by construction and plant workers and anyone working at height.

Customers—Our customers generally fall into three categories: industrial and military end-users, distributors and retail consumers. In North America, we make nearly all of our non-military sales through our distributors. In our European and International segments, we make our sales through both indirect and direct sales channels. Our U.S. military customers, which are comprised of multiple U.S. government entities, including the Department of Defense, accounted for approximately 5% of our 2011 sales. The year-end backlog of orders under contracts with U.S. government agencies (primarily related to Advanced Combat Helmets) was $21.1 million in 2011, $56.0 million in 2010 and $18.3 million in 2009.

Industrial and military end-users—Examples of the primary industrial and military end-users of our core products are listed below:

Products	Primary End-Users
Respiratory Protection	First Responders; General Industry Workers; Military Personnel

Gas Detection	Oil, Gas, Petrochemical and Chemical Workers; First Responders; Hazmat and Confined Space Workers

Head, Eye and Face and Hearing Protection	Construction Workers and Contractors; First Responders; General Industry Workers; Military Personnel

Fall Protection	Construction Workers and Contractors; Oil, Gas, Petrochemical and Chemical Workers; General Industry Workers

Sales and Distribution—Our sales and distribution team consists of distinct marketing, field sales and customer service organizations for our three geographic segments: North America, Europe and International. We believe our sales and distribution team, totaling over 400 dedicated associates, is the largest in our industry. In most geographic areas, our field sales organizations work jointly with select distributors to call on end-users and educate them about hazards, exposure limits, safety requirements and product applications, as well as the specific performance requirements of our products. In our International segment and Eastern Europe where distributors are not as well established, our sales associates often work with and sell directly to end-users. We believe that the development of relationships with end-users is critical to increasing the overall demand for our products.

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

In areas where we use indirect selling, we promote, distribute and service our products to general industry through select authorized national, regional and local distributors. Some of our key distributors include Airgas, W.W. Grainger Inc., Fastenal and Hagemeyer. In North America, we distribute fire service products primarily through specially trained local and regional distributors who provide advanced training and service capabilities to volunteer and paid municipal fire departments. In our European and International segments, we primarily sell to and service the fire service market directly. Because of our broad and diverse product line and our desire to reach as many markets and market segments as possible, we have over 4,000 authorized distributor locations worldwide.

Our Safety Works, LLC joint venture provides a broad range of safety products and gloves to the North American do-it-yourself and independent contractor market through various channels, including distributors such as Orgill, hardware and equipment rental outlets such as United Rentals, and retail chains such as The Home Depot, TrueValue and Do-it Best.

Competition—We believe the worldwide personal protection equipment market, including the sophisticated safety products market in which we compete, generates annual sales in excess of $20 billion. The industry supplying this market is broad and highly fragmented with few participants offering a comprehensive line of safety products. Over the long-term, we believe global demand for safety products will be stable or growing because purchases of these products are non-discretionary since they protect workers in hazardous and life-threatening work environments and because their use is often mandated by government and industry regulations. Moreover, safety products industry revenues reflect the need to consistently replace many safety products that have limited life spans due to normal wear-and-tear or because they are one-time use products by design.

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

Research and Development—To maintain our position at the forefront of safety equipment technology, we operate several sophisticated research and development facilities. We believe our dedication and commitment to innovation and research and development allow us to produce innovative safety products that are often first to market and exceed industry standards. In 2011, 2010 and 2009, on a global basis, we spent $39.2 million, $32.8 million and $28.8 million, respectively, on research and development. Our primary engineering groups are located in the United States, Germany, China and, to a lesser extent, France. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the company, including research and development, marketing, sales, operations and quality management. These teams are responsible for setting product line strategy based on their understanding of the markets and the technologies, opportunities and challenges they foresee in each product area. We believe our team-based, cross-geographic and cross-functional approach to new product development is a source of competitive advantage. Our approach to the new product development process allows us to tailor our product offerings and product line strategies to satisfy distinct customer preferences and industry regulations that vary across our three geographic segments.

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

Patents and Intellectual Property—We own significant intellectual property, including a number of domestic and foreign patents, patent applications and trademarks related to our products, processes and business. Although our intellectual property plays an important role in maintaining our competitive position in a number of markets that we serve, no single patent, or patent application, trademark or license is, in our opinion, of such value to us that our business would be materially affected by the expiration or termination thereof, other than the “MSA” trademark. Our patents expire at various times in the future not exceeding 20 years. Our general policy is to apply for patents on an ongoing basis in the United States and other countries, as appropriate, to perfect our patent development. In addition to our patents, we have also developed or acquired a substantial body of manufacturing know-how that we believe provides a significant competitive advantage over our competitors.

Raw Materials and Suppliers—Many of the components of our products are formulated, machined, tooled or molded in-house from raw materials. For example, we rely on integrated manufacturing capabilities for breathing apparatus, gas masks, ballistic helmets, hard hats and circuit boards. The primary raw materials that we source from third parties include rubber, chemical filter media, eye and face protective lenses, air cylinders, certain metals, electronic components and ballistic resistant and non-ballistic fabrics. We purchase these materials both domestically and internationally, and we believe our supply sources are both well established and reliable. We have close vendor relationship programs with the majority of our key raw material suppliers. Although we generally do not have long-term supply contracts, we have not experienced any significant problems in obtaining adequate raw materials.

Associates—At December 31, 2011, we had approximately 5,300 associates, approximately 3,200 of whom were employed by our European and International segments. None of our U.S. associates are subject to the provisions of a collective bargaining agreement. Some of our associates outside the United States are members of unions. We have not experienced a work stoppage in over 10 years and believe our relations with our associates are good.

Available Information—Our internet address is www.MSAsafety.com. We post the following filings on the Investor Relations page on our website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed on this page free of charge. Information contained on our website is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. The annual report on Form 10-K is also available in print to any shareholder who requests it. Such requests should be sent to The Chief Financial Officer, 1000 Cranberry Woods Drive, Cranberry Township, PA 16066.

Item 1A. Risk Factors

Unfavorable economic and market conditions could materially and adversely affect our business, results of operations and financial condition.

We are subject to risks arising from adverse changes in global economic conditions. Although economic conditions improved in 2011, the global economy remains unstable and we expect economic conditions will continue to be challenging for the foreseeable future. Adverse changes in economic conditions could result in declines in revenue, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by the economic challenges faced by our customers and suppliers.

A reduction in the spending patterns of government agencies could materially and adversely affect our net sales, earnings and cash flow.

The demand for our products sold to the fire service market, the homeland security market and to U.S. government agencies, including the Department of Defense, is, in large part, driven by available government funding. Approximately 5% of our net sales for the year ended December 31, 2011 were made directly to U.S. military customers. Government budgets are set annually and we cannot assure you that government funding will be sustained at the same level in the future. A significant reduction in available government funding could materially and adversely affect our net sales, earnings and cash flow.

The markets in which we compete are highly competitive, and some of our competitors have greater financial and other resources than we do. The competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition.

The safety products market is highly competitive, with participants ranging in size from small companies focusing on single types of safety products, to large multinational corporations that manufacture and supply many types of safety products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, agency approvals, design and style), price, brand name trust and recognition and customer service. Some of our competitors have greater financial and other resources than we do and our business could be adversely affected by competitors’ new product innovations, technological advances made to competing products and pricing changes made by us in response to competition from existing or new competitors. We may not be able to compete successfully against current and future competitors and the competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition.

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

Product liability claims and our inability to collect related insurance receivables could have a materially adverse effect on our business, operating results and financial condition.

We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Although we have not experienced any material uninsured losses due to product liability claims, it is possible that we could experience material losses in the future. In the event any of our products prove to be defective, we could be required to recall or redesign such products. In addition, we may voluntarily recall or redesign certain products that could potentially be harmful to end users. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant expense or adverse publicity against us, could have a materially adverse effect on our business, operating results and financial condition.

In the normal course of business, we make payments to settle product liability claims and for related legal fees and record receivables for the amounts covered by insurance. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future. Failure to recover amounts due from our insurance carriers could have a materially adverse effect on our business, operating results and financial condition.

A failure of our information systems could materially and adversely affect our business, results of operations and financial condition.

The proper functioning and security of our information systems is critical to the operation of our business. Our information systems may be vulnerable to damage or disruption from natural or man-made disasters, computer viruses, power losses, or other system or network failures. In addition, hackers and cybercriminals could attempt to gain unauthorized access to our information systems with the intent of harming our company or obtaining sensitive information such as intellectual property, trade secrets, financial and business development information, and customer and vendor related information. If our information systems or security fail, our business, results of operations and financial condition could be materially and adversely affected.

Our ability to market and sell our products is subject to existing regulations and standards. Changes in such regulations and standards or our failure to comply with them could materially and adversely affect our results of operations.

Most of our products are required to meet performance and test standards designed to protect the health and safety of people around the world. Our inability to comply with these standards may materially and adversely affect our results of operations. Changes in regulations could reduce the demand for our products or require us to reengineer our products, thereby creating opportunities for our competitors. Regulatory approvals for our products may be delayed or denied for a variety of reasons that are outside of our control. Additionally, market anticipation of significant new standards can cause customers to accelerate or delay buying decisions.

We have significant international operations and are subject to the risks of doing business in foreign countries.

We have business operations in over 40 foreign countries. In 2011, approximately half of our net sales were made by operations located outside the United States. Our international operations are subject to various political, economic and other risks and uncertainties, which could adversely affect our business. These risks include the following:

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

Any one or more of these risks could have a negative impact on the success of our international operations and, thereby, materially and adversely affect our business as a whole.

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

We are subject to federal, state and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes and the maintenance of a safe workplace. These laws impose penalties for noncompliance and liability for response costs and certain damages resulting from past and current spills, disposals, or other releases of hazardous materials. We could incur substantial costs as a result of noncompliance with or liability for cleanup pursuant to these environmental laws. Environmental laws have changed rapidly in recent years, and we may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted, these future laws could have a materially adverse effect on our results of operations.

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

For the year ended December 31, 2011, the operations in our European and International segments accounted for approximately half of our net sales. The results of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years, and may continue to do so in the future. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position, and may affect the comparability of our results between financial periods. We cannot assure you that we will be able to effectively manage our exchange rate risks or that any volatility in currency exchange rates will not have a materially adverse effect on our results of operations and financial condition.

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

If we fail to meet our debt service requirements or the restrictive covenants in our debt agreements or if interest rates increase, our results of operations and financial condition could be materially and adversely affected.

We have a substantial amount of debt upon which we are required to make scheduled interest and principal payments and we may incur additional debt in the future. A significant portion of our debt bears interest at variable rates that may increase in the future. Our debt agreements require us to comply with certain restrictive covenants. If we are unable to generate sufficient cash to service our debt or if interest rates increase, our results of operations and financial condition could be materially and adversely affected. Additionally, a failure to comply with the restrictive covenants contained in our debt agreements could result in a default, which if not waived by our lenders, could substantially increase borrowing costs and require accelerated repayment of our debt. We were in compliance with the restrictive covenants in our debt agreements as of December 31, 2011.

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

The following table sets forth a list of our primary facilities:

Location	Function	Square Feet	Owned or Leased
North America
Murrysville, PA	Manufacturing	295,000	Owned
Cranberry Twp., PA	Office, Research and Development and Manufacturing	212,000	Owned
Jacksonville, NC	Manufacturing	107,000	Owned
Queretaro, Mexico	Office, Manufacturing and Distribution	77,000	Leased
Cranberry Twp., PA	Research and Development	68,000	Owned
Lake Forest, CA	Office, Research and Development and Manufacturing	62,000	Leased
Corona, CA	Manufacturing	19,000	Leased
Torreon, Mexico	Office	15,000	Leased
Newport, VT	Manufacturing	12,000	Leased
Bowling Green, KY	Office, Research and Development and Manufacturing	7,000	Leased
Lake Forest, CA	Office	6,000	Owned
Toronto, Canada	Distribution	5,000	Leased

Europe
Berlin, Germany	Office, Research and Development, Manufacturing and Distribution	340,000	Leased
Chatillon sur Chalaronne, France	Office, Research and Development, Manufacturing and Distribution	94,000	Owned
Glasgow, Scotland	Office	25,000	Leased
Milan, Italy	Office and Distribution	25,000	Owned
Mohammedia, Morocco	Manufacturing	24,000	Owned
Galway, Ireland	Office and Manufacturing	20,000	Owned
Varnamo, Sweden	Office, Manufacturing and Distribution	18,000	Leased
Ballerup, Denmark	Office and Manufacturing	10,000	Leased

International
Suzhou, China	Office, Research and Development, Manufacturing and Distribution	193,000	Owned
Johannesburg, South Africa	Office, Manufacturing and Distribution	74,000	Leased
Sydney, Australia	Office, Manufacturing and Distribution	84,000	Owned
Sao Paulo, Brazil	Office, Manufacturing and Distribution	74,000	Owned
Lima, Peru	Office and Distribution	34,000	Owned
Santiago, Chile	Office and Distribution	32,000	Leased
Rajarhat, India	Office and Distribution	10,000	Leased
Buenos Aires, Argentina	Office and Distribution	9,000	Owned

Item 3. Legal Proceedings

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.7 million and $5.2 million at December 31, 2011 and 2010, respectively. Single incident product liability expense during the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $0.2 million and $0.5 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,321 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	2011	2010	2009
Open claims, January 1	1,900	2,480	2,550
New claims	479	260	220
Settled and dismissed claims	(58)	(840)	(290)

Open claims, December 31	2,321	1,900	2,480

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

Various factors could affect the timing and amount of recovery of our insurance receivables, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future.

Our insurance receivables at December 31, 2011 and 2010 totaled $112.1 million and $89.0 million, respectively, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	2011	2010	2009
Balance January 1	$89.0	$91.7	$60.6
Additions	35.6	30.9	33.1
Collections and settlements	(12.5)	(33.6)	(2.0)

Balance December 31	112.1	89.0	91.7

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the years ended December 31, 2011, 2010 and 2009 were $1.1 million, $0.2 million and $1.7 million, respectively.

Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2011, totaled approximately $102.7 million, substantially all of which was insured.

We believe that the increase in the insurance receivable balance that we have experienced since 2005 is primarily due to disagreements among our insurance carriers, and consequently with us, as to when their individual obligations to pay us are triggered and the amount of each insurer’s obligation, as compared to other insurers. We believe that our insurers do not contest that they have issued policies to us or that these policies cover cumulative trauma product liability claims. We believe that our ability to successfully resolve our insurance litigation with various insurance carriers during 2011 and 2010 demonstrates that we had strong legal positions concerning our rights to coverage.

We regularly evaluate the collectability of the insurance receivables and record the amounts that we conclude are probable of collection. Our conclusions are based on our analysis of the terms of the underlying insurance policies, our experience in successfully recovering cumulative trauma product liability claims from our insurers under other policies, the financial ability of our insurance carriers to pay the claims, our understanding and interpretation of the relevant facts and applicable law and the advice of legal counsel, who believe that our insurers are required to provide coverage based on the terms of the policies.

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

We are currently involved in coverage litigation with The North River Insurance Company (North River). We have sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owed to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. The mediation was unsuccessful and the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

In April 2010, North River filed a complaint against us and two excess insurance carriers in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Northbrook Insurance Company. We filed a motion to dismiss the declaratory judgment claim and a counter claim for breach of contract against North River and the two excess carriers. The court stayed the declaratory judgment claim and the breach of contract claim is now in discovery. We believe that Pennsylvania law supports our position that North River has insurance responsibilities to indemnify us against various product liability losses to the full limits of these policies.

In May 2010, we resolved coverage litigation with Century Indemnity Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

In July 2010, we resolved coverage litigation with Columbia Casualty Company on some of their policies through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

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

In December 2010, North River filed a motion to dismiss or stay the Delaware action asserting that the previously-discussed cases in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania were capable of resolving the claims presented in the Superior Court of the State of Delaware action. In January 2011, the Superior Court of the State of Delaware granted North River’s motion to stay the Delaware insurance coverage action, pending resolution of the ongoing actions in the United States District Court for the Western District of Pennsylvania and the Court of Common Please of Allegheny County, Pennsylvania. We appealed the trial court’s decision to stay this case and our appeal was denied. We continue to seek removal of the stay.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers as of February 22, 2012, indicating all positions held during the past five years:

Name	Age	Title
William M. Lambert(a)	53	President and Chief Executive Officer since May 2008.

Joseph A. Bigler(b)	62	Vice President and President, MSA North America since May 2007.

Kerry M. Bove(c)	53	President, MSA International, Asia-Pacific Zone and Africa/Latin America Zone since November 2011.

Ronald N. Herring, Jr.(d)	51	President, MSA International, Western Europe Zone and Middle Eurasia Zone since November 2011.

Douglas K. McClaine	54	Vice President, Secretary and General Counsel.

Thomas Muschter(e)	51	Vice President, Global Product Leadership since November 2011.

Paul R. Uhler(f)	53	Vice President, Global Human Resources since May 2007.

Markus H. Weber(g)	47	Vice President and Chief Information Officer since April 2010.

Dennis L. Zeitler(h)	63	Senior Vice President, Chief Financial Officer and Treasurer since June 2007.

(a)	Prior to his present position, Mr. Lambert held the positions of President and Chief Operating Officer; Vice President and President, MSA North America; and Vice President and General Manager of the Safety Products Division.

(b)	Prior to his present position, Mr. Bigler was Vice President, primarily responsible for North American Sales and Distribution.

(c)	Prior to his present position, Mr. Bove held the positions of Vice President, Global Operational Excellence; and Vice President, primarily responsible for Global Manufacturing Operations and Materials Management.

(d)	Prior to his present position, Mr. Herring held the positions of Vice President, Global Product Leadership; and Vice President, primarily responsible for Global Marketing, Research and Engineering and Quality Assurance.

(e)	Prior to his present position, Mr. Muschter held the positions of Director, Research & Development, International; Director, Research & Development, Europe; and chemist.

(f)	Prior to his present position, Mr. Uhler was Vice President, primarily responsible for North American Human Resources and Corporate Communications.

(g)	Prior to joining MSA, Mr. Weber served as Chief Information Officer of Berlin-Chemie AG, an international research-based pharmaceutical company.

(h)	Prior to his present position, Mr. Zeitler was Vice President, Chief Financial Officer and Treasurer.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “MSA”. Stock price ranges and dividends declared were as follows:

	Price Range of Our Common Stock		Dividends
	High	Low
Year ended December 31, 2010
First Quarter	$28.21	$22.79	$0.24
Second Quarter	30.93	24.67	0.25
Third Quarter	27.77	22.40	0.25
Fourth Quarter	32.62	26.28	0.25

Year ended December 31, 2011
First Quarter	$36.98	$29.69	$0.25
Second Quarter	40.91	32.85	0.26
Third Quarter	39.15	25.51	0.26
Fourth Quarter	35.74	24.50	0.26

On February 14, 2012, there were 452 registered holders of our shares of common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2011	—	$—	—	1,451,571
November 1—November 30, 2011	—	—	—	1,382,743
December 1—December 31, 2011	—	—	—	1,470,417

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

Comparison of Five-Year Cumulative Total Return

Set forth below are a line graph and table comparing the cumulative total returns (assuming reinvestment of dividends) for the five years ended December 31, 2011 of $100 invested on December 31, 2006 in each of Mine Safety Appliances Company common stock, the Standard & Poor’s 500 Composite Index and the Russell 2000 Index. Because our competitors are principally privately held concerns or subsidiaries or divisions of corporations engaged in multiple lines of business, we do not believe it feasible to construct a peer group comparison on an industry or line-of-business basis. The Russell 2000 Index, while including corporations both larger and smaller than MSA in terms of market capitalization, is composed of corporations with an average market capitalization similar to us.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Mine Safety Appliance Company, the S&P 500 Index,

and the Russell 2000 Index

*	$100 invested on 12/13/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Value at December 31
	2006	2007	2008	2009	2010	2011
MSA	$100.00	$144.21	$68.26	$78.88	$96.19	$105.54
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75

Copyright © 2012, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Item 6. Selected Financial Data

(In thousands, except as noted)	2011	2010(a)	2009	2008	2007
Statement of Income Data:
Net sales(b)	$1,173,227	$976,631	$909,991	$1,134,282	$990,252
Net income attributable to Mine Safety Appliances Company(c)	69,852	38,104	43,295	70,422	67,588

Earnings per Share Data:
Basic per common share (in dollars)(d)	$1.91	$1.06	$1.21	$1.98	$1.89
Diluted per common share (in dollars)(d)	1.87	1.05	1.21	1.96	1.86
Dividends paid per common share (in dollars)	1.03	.99	.96	.94	.84
Weighted average common shares outstanding—basic	36,221	35,880	35,668	35,593	35,651

Balance Sheet Data:
Total assets	$1,115,052	$1,197,188	$875,228	$875,810	$1,016,306
Long-term debt(e)	334,046	367,094	82,114	94,082	103,726
Mine Safety Appliances Company shareholders’ equity	433,666	451,368	436,616	393,766	461,531

(a)	Includes General Monitors from the date of acquisition on October 13, 2010.

(b)	For discussion of changes between 2011, 2010 and 2009 see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The decrease in sales from 2008 to 2009 was primarily due to the effects of the economic recession, lower military sales and unfavorable currency translation effects. The increase in sales from 2007 to 2008 was primarily due to strong military sales and favorable currency translation effects.

(c)	For discussion of changes between 2011, 2010 and 2009 see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations. The decrease in net income for 2008 to 2009 was primarily related to lower sales. The increase in net income from 2007 to 2008 was primarily related to higher sales, partially offset by lower gains on sales of property. Net income for 2007 included after tax gains of $7.7 million on property sales.

(d)	See Note 6 to the Financial Statements for the basis of calculating earnings per share.

(e)	The increase in long-term debt in 2010 related to the acquisition of General Monitors on October 13, 2010.

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

BUSINESS OVERVIEW

We are a global leader in the development, manufacture and supply of products that protect people’s health and safety. Our safety products typically integrate any combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive lines of safety products are used by workers around the world in the fire service, oil, gas, and petrochemical, mining, construction and other industries, as well as the military and homeland security. We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of safety solutions for customers in key global markets.

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three reportable geographic segments: North America, Europe and International. Each segment includes a number of operating companies. In 2011, 48%, 24% and 28% of our net sales were made by our North American, European and International segments, respectively.

North America. Our largest manufacturing and research and development facilities are located in the United States. We serve our North American markets with sales and distribution functions in the U.S., Canada and Mexico.

Europe. Our European segment includes companies in most Western European countries and a number of Eastern European and Middle Eastern locations. Our largest European companies, based in Germany and France, develop, manufacture and sell a wide variety of products. Operations in other European countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in Germany, France, the U.S. and China, or are purchased from third party vendors.

International. Our International segment includes companies in South America, Africa and the Asia Pacific region, some of which are in developing regions of the world. Principal International segment manufacturing operations are located in Australia, Brazil, China and South Africa. These companies manufacture products that are sold primarily in each company’s home country and regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in China, Germany, France and the U.S., or are purchased from third party vendors.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net sales. Net sales for the year ended December 31, 2011 were $1,173.2 million, an increase of $196.6 million, or 20%, from $976.6 million for the year ended December 31, 2010.

(Dollars in millions)	2011	2010	Dollar Increase	Percent Increase
North America	$561.1	$464.0	$97.1	21%
Europe	286.8	251.1	35.7	14
International	325.3	261.5	63.8	24

Net sales by the North American segment were $561.1 million for the year ended December 31, 2011, an increase of $97.1 million, or 21%, compared to $464.0 million for the year ended December 31, 2010. North American sales for the year ended December 31, 2011 included $60.4 million of General Monitors sales compared to $12.1 million in the year ended December 31, 2010. During the year ended December 31, 2011, we saw growing demand in oil and gas and other core industrial markets, resulting in higher shipments of instruments (excluding General Monitors), head protection and fall protection, up $11.8 million, $6.0 million and $5.2 million, respectively. Sales of the Advanced Combat Helmet (ACH) were $27.2 million higher in the current year, as we continued to ship on the current contract.

Net sales of our European segment were $286.8 million for the year ended December 31, 2011, an increase of $35.7 million, or 14%, from $251.1 million for the year ended December 31, 2010. Net sales in the European segment included $25.8 million of General Monitor sales for the year ended December 31, 2011, compared to $4.2 million in the year ended December 31, 2010. Excluding General monitors, local currency sales in Europe decreased $1.0 million for the year ended December 31, 2011. The decrease occurred primarily in Western Europe where local currency sales were down $8.6 million reflecting lower shipments of gas masks, fire helmets and ballistic helmets, partially offset by higher shipments of SCBAs and instruments. Lower local currency sales in Western Europe were partially offset by a $7.6 million increase in sales in Eastern Europe and the Middle East due to higher shipments of SCBAs, instruments and ballistic helmets to the fire service, industrial and military markets. Favorable translation effects of stronger European currencies, particularly the euro, increased current year European segment sales, when stated in U.S. dollars, by approximately $15.1 million.

Net sales of our International segment were $325.3 million for the year ended December 31, 2011, an increase of $63.8 million, or 24%, compared to $261.5 million for the year ended December 31, 2010. Local currency sales in the International segment increased $49.1 million during the year ended December 31, 2011. The increase in sales was due to strong demand in the mining, fire service and core industrial markets. The sales increase was most notably related to increased shipments of SCBA’s, head eye and face protection and gas detection products, which increased by $9.3 million, $13.4 million and $8.9 million, respectively. Sales growth was fueled mainly by market growth in Latin America and China. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $14.7 million, reflecting a strengthening of the Australian dollar, South African rand and Brazilian real.

Cost of products sold. Cost of products sold was $703.0 million for the year ended December 31, 2011, an increase of $96.5 million, or 16%, from $606.5 million for the year ended December 31, 2010. The increase was driven by higher sales. Cost of products sold as a percentage of sales was 59.9% in the year ended December 31, 2011 compared to 62.1% in 2010. Lower cost of products sold as a percentage of sales in the current year was due to control over manufacturing cost and the addition of General Monitors.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2011 of $5.0 million, of which credits of $4.0 million, $0.2 million and $0.8 million were included in cost of products sold, selling, general and administrative expenses and research and development expenses, respectively. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2010 of $7.3 million, of which credits of $5.3 million, $1.0 million and $1.0 million were included in cost of products sold, selling, general and administrative expenses and research and development expenses, respectively. Future net pension credits can be volatile depending on the future performance of plan assets, changes in actuarial assumptions regarding such factors as the selection of discount rates and rates of return on plan assets, changes in the amortization levels of actuarial gains and losses, plan amendments affecting benefit pay-out levels, and profile changes in the participant populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, our net income would be adversely affected.

Gross profit. Gross profit for the year ended December 31, 2011 was $470.2 million, an increase of $100.1 million, or 27%, from $370.1 million for the year ended December 31, 2010. The ratio of gross profit to sales was 40.1% in 2011 compared to 37.9% in 2010. The higher gross profit ratio in 2011 was primarily related to improved pricing, control over manufacturing costs, and the addition of General Monitors.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2011 were $306.4 million, an increase of $43.5 million, or 17%, from $262.9 million for the year ended December 31, 2010. Selling, general and administrative expenses were 26.1% of sales in 2011 compared to 26.9% of sales in 2010. North American segment selling general and administrative expenses were up $25.0 million, including an increase of $14.4 million at General Monitors. The remainder of the increase in North American segment selling, general and administrative expenses was primarily related to legal fees associated with our insurance receivable, higher insurance expense due to increased coverage limits and higher selling expenses to support sales growth. Local currency selling, general and administrative expenses in the European segment were up $1.3 million, reflecting $2.6 million of additional General Monitors selling, general and administrative expenses, partially offset by a $1.3 million decrease at other European companies. Local currency selling, general and administrative expenses in the International segment increased $11.6 million, primarily to support the increased sales volume. Currency exchange effects increased European and International segment administrative expenses for the year ended December 31, 2011, when stated in U.S. dollars, by $8.2 million, primarily related to the strengthening of the euro, Australian dollar, South African rand and Brazilian Real.

Research and development expenses. Research and development expenses were $39.2 million for the year ended December 31, 2011, an increase of $6.4 million, or 20%, from $32.8 million for the year ended December 31, 2010. The increase includes $3.3 million of additional General Monitors research and development expense. The remainder of the increase reflects our ongoing focus on developing innovative new products.

Restructuring and other charges. For the year ended December 31, 2011, we recorded charges of $8.6 million ($5.7 million after tax). European segment charges of $5.8 million for the year ended December 31, 2011, related primarily to staff reductions in Germany, France and Spain and the transfer of certain production activities to China. North American segment charges for the year ended December 31, 2011 of $1.7 million included costs associated with the relocation of certain administrative and production activities. International segment charges for the year ended December 31, 2011 of $1.1 million were related primarily to severance costs associated with the relocation of our Wuxi, China operations to Suzhou, China.

For the year ended December 31, 2010, we recorded charges of $14.1 million ($9.6 million after tax). North American segment charges of $3.8 million included stay bonuses and other costs associated with the transfer of certain production and administrative activities. European segment charges of $8.8 million related primarily to a focused voluntary retirement incentive program in Germany and severance costs associated with staff reductions. International segment charges of $1.5 million were primarily for severance costs related to staff reductions in South Africa and China.

Interest expense. Interest expense for the year ended December 31, 2011 was $14.1 million, an increase of $5.4 million, or 62%, from $8.7 million for the year ended December 31, 2010. The increase was primarily due to higher borrowings associated with the acquisition of General Monitors in October 2010.

Income tax provision. Our effective tax rate for the year ended December 31, 2011 was 33.2% compared to 31.9% for the year ended December 31, 2010. The higher effective tax rate for the year was primarily related to a lower domestic activities production deduction and research and development tax credit as a percentage of pretax income, partially offset by the recognition of deferred tax assets on net operating loss carryforwards in Asia.

Net income attributable to Mine Safety Appliances Company. Net income for the year ended December 31, 2011 was $69.9 million, an increase of $31.8 million, or 83%, from net income for the year ended December 31, 2010 of $38.1 million. Basic earnings per share of common stock was $1.91 in 2011 compared to $1.06 in 2010, an increase of 85 cents per share, or 80%.

North American segment net income for the year ended December 31, 2011 was $57.9 million, an improvement of $13.3 million, or 30%, from $44.6 million for the year ended December 31, 2010. North American segment net income includes $9.5 million of General Monitors net income for the year ended December 31, 2011 compared to $0.2 million for the year ended December 31, 2010. The remainder of the increase in North American segment net income was primarily related to improved sales and gross profits, partially offset by the previously discussed increase in selling general and administrative expenses and research and development expense.

European segment net income for the year ended December 31, 2011 was $7.3 million, an improvement of $12.7 million, from a net loss of $5.4 million for the year ended December 31, 2010. The improvement in European segment net income includes $6.6 million of General Monitors net income. The remainder of the improvement in European segment results for the current year was primarily due to lower operating costs and restructuring expenses.

International segment net income for the year ended December 31, 2011 was $27.2 million, an increase of $11.4 million, or 72%, from $15.8 million for the year ended December 31, 2010. Higher net income was primarily related to improved sales and gross profits, partially offset by higher selling expenses. Currency translation effects increased the 2011 International segment net income, when stated in U.S. dollars, by approximately $1.0 million, primarily due the strengthening of the Australian dollar, South African rand and Brazilian Real.

Reconciling items for the year ended December 31, 2011 reported a net loss of $22.5 million, an increase of $5.6 million, or 33%, from a net loss of $16.9 million for the year ended December 31, 2010. The higher loss reported in reconciling items in the current year was primarily related to higher interest expense associated with the acquisition of General Monitors and higher currency exchange losses.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales. Net sales for the year ended December 31, 2010 were $976.6 million, an increase of $66.6 million, or 7%, from $910.0 million for the year ended December 31, 2009.

(Dollars in millions)	2010	2009	Dollar Increase (Decrease)	Percent Increase (Decrease)
North America	$464.0	$434.6	$29.4	7%
Europe	251.1	257.9	(6.8)	(3)
International	261.5	217.5	44.0	20

Net sales by the North American segment were $464.0 million for the year ended December 31, 2010, an increase of $29.4 million, or 7%, compared to $434.6 million for the year ended December 31, 2009. During the year ended December 31, 2010, we saw growing demand in oil and gas and other core industrial markets, resulting in higher shipments of instruments, head protection and respirators, up $32.0 million, $13.0 million and $5.8 million, respectively. Higher instrument sales in 2010 included $12.1 million in General Monitors product sales following the mid-October acquisition. These increases were partially offset by lower sales of SCBAs and gas masks, down $14.6 million and $6.0 million, respectively, on continued weakness in the fire service, law enforcement and homeland security markets. Sales of the Advanced Combat Helmets (ACHs) were $3.4 million lower in 2010, as we transitioned to a new contract.

Net sales of our European segment were $251.1 million for the year ended December 31, 2010, a decrease of $6.8 million, or 3%, from $257.9 million for the year ended December 31, 2009. Local currency sales in Europe increased $1.9 million for the year ended December 31, 2010. The increase occurred primarily in Western Europe where sales were up $5.9 million, on higher instrument sales to oil and gas and industrial markets. Higher instrument sales in 2010 included $4.2 million in General Monitors product sales. This increase was partially offset by a $4.1 million decrease in sales in Eastern Europe and the Middle East in 2010, reflecting lower shipments of fire helmets and SCBAs due to weakness in the fire service market. Unfavorable translation effects of weaker European currencies, particularly the euro, in the current year decreased European segment sales, when stated in U.S. dollars, by approximately $8.7 million.

Net sales of our International segment were $261.5 million for the year ended December 31, 2010, an increase of $44.0 million, or 20%, compared to $217.5 million for the year ended December 31, 2009. Local currency sales in the International segment increased $23.6 million during the year ended December 31, 2010 on higher sales of head, eye and face protection, instruments and other products, primarily in Latin American mining markets. Currency translation effects increased International segment sales, when stated in U.S. dollars, by $20.4 million, reflecting a strengthening of the Australian dollar, South African rand and Brazilian real.

Cost of products sold. Cost of products sold was $606.5 million for the year ended December 31, 2010, an increase of $33.2 million, or 6%, from $573.3 million for the year ended December 31, 2009. Cost of products sold in 2010 includes $2.5 million in incremental purchase accounting charges related to the fair value of General Monitors inventory at the acquisition date.

Cost of products sold and operating expenses include net periodic pension benefit costs and credits. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2010 of $7.3 million, of which credits of $5.3 million, $1.0 million and $1.0 million were included in cost of products sold, selling, general and administrative expenses and research and development expenses, respectively. Pension credits, combined with pension costs, resulted in net pension credits for the year ended December 31, 2009 of $9.1 million, of which credits of $5.7 million, $1.7 million and $1.7 million were included in cost of products sold, selling, general and administrative expenses and research and development expenses, respectively.

Gross profit. Gross profit for the year ended December 31, 2010 was $370.1 million, an increase of $33.4 million, or 10%, from $336.7 million for the year ended December 31, 2009. The ratio of gross profit to sales was 37.9% in 2010 compared to 37.0% in 2009. The higher gross profit ratio in 2010 was primarily related to sales mix, the favorable effect of cost control initiatives and higher production volumes.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2010 were $262.9 million, an increase of $32.0 million, or 14%, from $230.9 million for the year ended December 31, 2009. Selling, general and administrative expenses were 26.9% of sales in 2010 compared to 25.4% of sales in 2009. Selling, general and administrative expenses in 2010 included $6.5 million of transaction and integration expenses related to the General Monitors acquisition. North American segment selling general and administrative expenses were up $13.2 million. The increase included General Monitors selling, general and administrative expenses of $3.9 million following the acquisition. The remainder of the increase in North American segment selling, general and administrative expenses was primarily related to higher selling expenses on the higher sales volumes. Local currency selling, general and administrative expenses in the European segment were up $2.7 million. The increase includes General Monitors selling, general and administrative expenses of $0.6 million. The remainder of the increase in European segment selling general and administrative expenses related to higher sales in Western Europe. Local currency selling, general and administrative expenses in the International segment increased $7.1 million, primarily to support the increased sales volume. Currency exchange effects increased European and International segment administrative expenses for the year ended December 31, 2010, when stated in U.S. dollars, by $2.5 million, primarily related to the strengthening of the Australian dollar, South African rand and Brazilian real, partially offset by the weakening of the euro.

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

Restructuring and other charges. For the year ended December 31, 2010, we recorded charges of $14.1 million ($9.6 million after tax). North American segment charges of $3.8 million included stay bonuses and other costs associated with our initiative to reduce operating costs by moving certain production and administrative activities. European segment charges of $8.8 million related primarily to a focused voluntary retirement incentive program in Germany and severance costs associated with staff reductions. International segment charges of $1.5 million were primarily for severance costs related to staff reductions in South Africa and China.

For the year ended December 31, 2009, we recorded charges of $11.4 million ($7.5 million after tax). North American segment charges of $9.6 million were related primarily to a focused voluntary retirement incentive program and severance and other costs related to the transfer of certain production activities to lower cost facilities. European and International segment charges of $0.8 million and $1.0 million, respectively, were primarily severance costs related to staff reductions in Germany, Brazil, Australia and South Africa.

Interest expense. Interest expense for the year ended December 31, 2010 was $8.7 million, an increase of $1.6 million, or 23%, from $7.1 million for the year ended December 31, 2009. The increase was related to the higher borrowings associated with the acquisition of General Monitors.

Income tax provision. Our effective tax rate for the year ended December 31, 2010 was 31.9% compared to 33.7% for the year ended December 31, 2009. The lower effective tax rate in 2010 was primarily related to an increased domestic production deduction in the U.S.

Net income attributable to Mine Safety Appliances Company. Net income for the year ended December 31, 2010 was $38.1 million, a decrease of $5.2 million, or 12%, from net income for the year ended December 31, 2009 of $43.3 million. Basic earnings per share of common stock was $1.06 in 2010, compared to $1.21 in 2009.

North American segment net income for the year ended December 31, 2010 was $44.6 million, an increase of $0.8 million, or 2%, from $43.8 million for the year ended December 31, 2009. The small increase in net income reflects improved sales, substantially offset by higher selling, general and administrative expenses required to support sales growth.

The European segment reported a net loss for the year ended December 31, 2010 of $5.4 million, a decrease of $9.9 million, compared to net income of $4.5 million for the year ended December 31, 2009. The decrease in European segment results for the current year was primarily due to lower sales and the previously discussed increase in restructuring expenses. Currency translation effects reduced the 2010 European segment net loss, when stated in U.S. dollars, by approximately $1.1 million.

International segment net income for the year ended December 31, 2010 was $15.8 million, an increase of $9.1 million, or 136%, from $6.7 million for the year ended December 31, 2009. Higher net income was primarily related to improved sales and gross profits, partially offset by higher selling expenses.

Reconciling items for the year ended December 31, 2010 reported a net loss of $16.9 million, an increase of $5.2 million, or 44%, compared to a net loss of $11.7 million for the year ended December 31, 2009. The higher loss in 2010 was primarily due to expenses related to the acquisition of General Monitors and incremental interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our main source of liquidity is operating cash flows, supplemented by borrowings to fund working capital requirements and significant transactions. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt and acquisitions. Approximately half of our long-term debt is at fixed interest rates with manageable repayment schedules through 2021. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2016. Substantially all of our borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations.

In November 2011, we amended the unsecured senior revolving credit facility that we entered into in 2010 to increase the facility from $250.0 million to $300.0 million and extend the term of the facility until November 2016. The amended credit agreement provides for borrowings up to $300.0 million and is subject to certain commitment fees. Loans made under the senior revolving credit facility bear interest at a variable rate. Loan proceeds may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing indebtedness. The credit agreement also provides for an uncommitted incremental facility that permits us, subject to certain conditions, to request an increase in the senior credit facility of up to $50.0 million. At December 31, 2011, $130.0 million of the $300.0 million senior revolving credit facility was unused.

During 2010, we issued $100.0 million in unsecured 4.00% Series A Senior Notes. These notes mature in October 2021 and are payable in five annual installments of $20.0 million, commencing in October 2017. Interest is payable quarterly.

Incremental borrowing in 2010 and 2011 was primarily related to our acquisition of General Monitors in October 2010.

During 2011, we reduced borrowings on the senior revolving credit facility by $25.0 million. We plan to continue to reduce our borrowings on this facility over the next several years.

Cash and cash equivalents increased $0.2 million during the year ended December 31, 2011, compared to a decrease of $2.2 million during 2010.

Operating activities. Operating activities provided cash of $85.3 million in 2011, compared to providing cash of $31.6 million in 2010. Significantly higher cash provided by operations in 2011 was primarily related to higher net income. Trade receivables were $192.6 million at December 31, 2011, a decrease of $6.0 million, compared to $198.6 million at December 31, 2010. LIFO inventories were $141.5 million at December 31, 2011, a decrease of $9.1 million, compared to $150.6 million at December 31, 2010. The $6.0 million decrease in trade receivables reflects a $0.4 million increase in local currency balances and a $6.4 million decrease due to currency translation effects. The $9.1 million decrease in inventories reflects a $1.2 million decrease in local currency inventories and a $7.9 million decrease due to currency translation effects.

Cash provided by operations in 2010 decreased $89.2 million compared to 2009. The decrease was primarily related to changes in working capital and an increase in other noncurrent assets that was mainly related to an increase in insurance receivables. During the height of the recession in 2009, planned reductions in working capital provided cash of $66.6 million.

Investing activities. Investing activities used cash of $11.7 million for the year ended December 31, 2011, compared to using $281.6 million in 2010. Higher cash provided from asset disposals in 2011 related primarily to the sale of our former headquarters building in O’Hara Township, Pennsylvania. The higher use of cash for investing activities in 2010 was related to the acquisition of General Monitors.

Cash used for investing activities increased $260.8 million in 2010 compared to 2009. The higher use of cash for investing activities in 2010 was related to the acquisition of General Monitors.

Financing activities. Financing activities used cash of $71.3 million for the year ended December 31, 2011, compared to providing cash of $246.6 million in 2010. During 2011, we paid down $34.9 million of debt. During 2010, we made net borrowings of $278.8 million, primarily to finance the acquisition of General Monitors. We made dividend payments of $37.7 million during 2011, compared to $35.9 million during 2010. Dividends paid on our common stock during 2011 (our 95th consecutive year of dividend payment) were $1.03 per share. Dividends paid on our common stock in 2010 and 2009 were $0.99 and $0.96 per share, respectively.

Financing activities provided cash of $246.6 million in 2010 compared to using cash of $91.9 million in 2009. The change was related to borrowings made to finance the acquisition of General Monitors in 2010. Net cash proceeds from borrowings were $278.8 million in 2010 compared to net payments on debt of $57.1 million in 2009.

CUMULATIVE TRANSLATION ADJUSTMENTS

The year-end position of the U.S. dollar relative to international currencies resulted in a translation loss of $14.7 million being charged to the cumulative translation adjustments attributable to Mine Safety Appliances Company shareholders’ equity account for the year ended December 31, 2011, compared to gains of $1.6 million in 2010 and $17.7 million in 2009. The translation loss in 2011 was primarily related to the weakening of the euro and South African rand. The translation gain in 2010 was primarily due to the strengthening of the South African rand, the Australian dollar and the Brazilian real, partially offset by the weakening of the euro. The translation gain in 2009 reflects the strengthening of the euro, Brazilian real, Australian dollar and South African rand.

COMMITMENTS AND CONTINGENCIES

We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2011 were as follows:

(In millions)	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt*	$342.0	$8.0	$6.7	$6.7	$6.7	$176.7	$137.2
Operating leases	29.0	9.6	7.9	5.6	2.8	2.0	1.1

Totals	371.0	17.6	14.6	12.3	9.5	178.7	138.3

*	Future interest payments are not included in the table.

The significant obligations table does not include obligations to taxing authorities due to uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

We expect to meet our 2012 through 2015 debt service obligations through cash provided by operations. Approximately $170.0 million of debt payable in 2016 relates to our unsecured senior revolving credit facility. We expect to generate sufficient operating cash flow to make payments against this amount each year. To the extent that a balance remains when the facility matures in 2016, we expect to refinance the remaining balance through new borrowing facilities.

We expect to make net contributions of $4.1 million to our pension plans in 2012.

We have purchase commitments for materials, supplies, services and property, plant and equipment as part of our ordinary conduct of business.

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.7 million and $5.2 million at December 31, 2011 and 2010, respectively. Single incident product liability expense during the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $0.2 million and $0.5 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,321 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	2011	2010	2009
Open claims, January 1	1,900	2,480	2,550
New claims	479	260	220
Settled and dismissed claims	(58)	(840)	(290)

Open claims, December 31	2,321	1,900	2,480

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

Various factors could affect the timing and amount of recovery of our insurance receivables, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future.

Our insurance receivables at December 31, 2011 and 2010 totaled $112.1 million and $89.0 million, respectively, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	2011	2010	2009
Balance January 1	$89.0	$91.7	$60.6
Additions	35.6	30.9	33.1
Collections and settlements	(12.5)	(33.6)	(2.0)

Balance December 31	112.1	89.0	91.7

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the years ended December 31, 2011, 2010 and 2009 were $1.1 million, $0.2 million and $1.7 million, respectively.

Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2011, totaled approximately $102.7 million, substantially all of which was insured.

We believe that the increase in the insurance receivable balance that we have experienced since 2005 is primarily due to disagreements among our insurance carriers, and consequently with us, as to when their individual obligations to pay us are triggered and the amount of each insurer’s obligation, as compared to other insurers. We believe that our insurers do not contest that they have issued policies to us or that these policies cover cumulative trauma product liability claims. We believe that our ability to successfully resolve our insurance litigation with various insurance carriers during 2011 and 2010 demonstrates that we had strong legal positions concerning our rights to coverage.

We regularly evaluate the collectability of the insurance receivables and record the amounts that we conclude are probable of collection. Our conclusions are based on our analysis of the terms of the underlying insurance policies, our experience in successfully recovering cumulative trauma product liability claims from our insurers under other policies, the financial ability of our insurance carriers to pay the claims, our understanding and interpretation of the relevant facts and applicable law and the advice of legal counsel, who believe that our insurers are required to provide coverage based on the terms of the policies.

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

We are currently involved in coverage litigation with The North River Insurance Company (North River). We have sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owed to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. The mediation was unsuccessful and the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

In April 2010, North River filed a complaint against us and two excess insurance carriers in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Northbrook Insurance Company. We filed a motion to dismiss the declaratory judgment claim and a counter claim for breach of contract against North River and the two excess carriers. The court stayed the declaratory judgment claim and the breach of contract claim is now in discovery. We believe that Pennsylvania law supports our position that North River has insurance responsibilities to indemnify us against various product liability losses to the full limits of these policies.

In May 2010, we resolved coverage litigation with Century Indemnity Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

In July 2010, we resolved coverage litigation with Columbia Casualty Company on some of their policies through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

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

In December 2010, North River filed a motion to dismiss or stay the Delaware action asserting that the previously-discussed cases in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania were capable of resolving the claims presented in the Superior Court of the State of Delaware action. In January 2011, the Superior Court of the State of Delaware granted North River’s motion to stay the Delaware insurance coverage action, pending resolution of the ongoing actions in the United States District Court for the Western District of Pennsylvania and the Court of Common Please of Allegheny County, Pennsylvania. We appealed the trial court’s decision to stay this case and our appeal was denied. We continue to seek removal of the stay.

In addition to the insurance receivables reported in our balance sheet, the primary effect of the delays in reimbursement from our insurance companies has been the incremental interest expense associated with the net cash outlays and legal expenses related to insurance litigation. Legal fees and incremental interest expense associated with the delays in collection of insurance receivables averaged approximately 7% of cumulative net income during the three years ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. We evaluate these estimates and judgments on an on-going basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our financial statements.

We believe that the following are the more critical judgments and estimates used in the preparation of our financial statements.

Accounting for contingencies. We accrue for contingencies when we believe that it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies relate to uncertainties that require our judgment both in assessing whether or not a liability or loss has been incurred and in estimating the amount of the probable loss. Significant contingencies affecting our financial statements include pending or threatened litigation, including product liability claims and product warranties.

Product liability. We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. We maintain a reserve for single incident product liability claims, based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

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

Due to uncertainty as to the ultimate outcome of pending and threatened claims, as well as the incidence of future claims, it is possible that future results could be materially affected by changes in our assumptions and estimates related to product liability matters, including our estimates of amounts receivable from insurance carriers. Our product liability expense averaged less than 1% of net sales during the three years ended December 31, 2011.

Product warranties. We accrue for the estimated probable cost of product warranties at the time that sales are recognized. Our estimates are principally based on historical experience. We also accrue for our estimates of the probable costs of corrective action when significant product quality issues are identified. These estimates are principally based on our assumptions regarding the cost of corrective action and the probable number of units to be repaired or replaced. Our product warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Due to the uncertainty and potential volatility of these factors, it is possible that future results could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these matters. Our product warranty expense averaged approximately 1% of net sales during the three years ended December 31, 2011.

Income taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we adjust the related valuation allowances in the period that the change in circumstances occurs. We had valuation allowances of $2.8 million and $4.3 million at December 31, 2011 and 2010, respectively.

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

Pensions and other postretirement benefits. We sponsor certain pension and other postretirement benefit plans. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year. The discount rate assumptions used in determining projected benefit obligations are based on published long-term bond indices or a company-specific yield curve model.

Goodwill. In the third quarter of each year, or more frequently if indicators of impairment exist or if a decision is made to sell a business, we evaluate goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in the business climate, unanticipated competition, or slower growth rates, among others.

The evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. We use a discounted cash flow model (DCF model) to estimate the current fair value of each reporting unit when testing for impairment, as we believe forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The betas used in calculating the individual reporting units’ weighted average cost of capital (WACC) rate are estimated for each reporting unit based on peer data.

In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill, which may involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations and shareholders’ equity.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. This ASU changed the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality.” The new guidance includes factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The adoption of this ASU on January 1, 2011 did not have a material effect on our consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU updated measurement guidance to improve the comparability of fair value measurements between U.S.GAAP and International Financial Reporting Standards and enhanced disclosure requirements. The most significant change in disclosures is an expansion of information related to fair value measurements categorized within Level 3 of the fair value hierarchy. The ASU will be effective beginning in 2012. The adoption of this ASU will not have a material effect on our consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other-Testing Goodwill for Impairment. This ASU reduces the complexity of performing an annual goodwill impairment test by permitting companies to perform an assessment of qualitative factors to determine whether additional goodwill impairment testing is necessary. The ASU will be effective beginning in 2012. The adoption of this ASU will not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet- Disclosures about Offsetting Assets and Liabilities. This ASU requires enhanced disclosures about financial instruments and derivative instruments that are offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU will facilitate comparison between those entities reporting on the basis of U.S. GAAP and those entities reporting on the basis of IFRS, while allowing financial statement users to understand the effect of offsetting and related arrangements. The ASU will be effective beginning in 2013. The adoption of this ASU will not have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rates. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2011 by approximately $61.2 million and $3.4 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2011, we had open foreign currency forward contracts with a U.S. dollar notional value of $0.7 million. A hypothetical 10% increase in December 31, 2011 forward exchange rates would result in a $0.1 million increase in the fair value of these contracts.

Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of our revolving credit facility and industrial development debt, these financial instruments are reported at carrying values which approximate fair values.

We have $168.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $3.2 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Actuarial assumptions. The most significant actuarial assumptions affecting our net periodic pension credit and pension obligations are discount rates, expected returns on plan assets and plan asset valuations. Discount rates and plan asset valuations are point-in-time measures. Expected returns on plan assets are based on our historical returns by asset class. The following table summarizes the impact of changes in significant actuarial assumptions on our December 31, 2011 actuarial valuations.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	+1%	-1%	+1%	-1%	+5%	-5%
(Increase) decrease in net periodic pension credit	$(3,964)	$4,782	$(3,920)	$3,920	$(734)	$734
(Decrease) increase in projected benefit obligations	(47,971)	55,077	—	—	—	—
Increase (decrease) in funded status	47,971	(55,077)	—	—	17,898	(17,898)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ WILLIAM M. LAMBERT
William M. Lambert Chief Executive Officer

/s/ DENNIS L. ZEITLER
Dennis L. Zeitler Senior Vice President and Treasurer Chief Financial Officer

February 22, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mine Safety Appliances Company:

In our opinion, the consolidated balance sheets and related consolidated statements of income, cash flows and changes in retained earnings and other comprehensive income present fairly, in all material respects, the financial position of Mine Safety Appliances Company and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appearing in Item 15. Exhibits and Financial Statement Schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

February 22, 2012

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF INCOME

	Year ended December 31
(In thousands, except per share amounts)	2011	2010	2009
Net sales	$1,173,227	$976,631	$909,991
Other income	5,381	6,037	5,860

	1,178,608	982,668	915,851

Costs and expenses
Cost of products sold	702,991	606,532	573,266
Selling, general and administrative	306,367	262,940	230,894
Research and development	39,245	32,784	28,781
Restructuring and other charges	8,559	14,121	11,378
Interest expense	14,117	8,707	7,080
Currency exchange losses (gains)	2,511	235	(888)

	1,073,790	925,319	850,511

Income before income taxes	104,818	57,349	65,340
Provision for income taxes	34,773	18,290	22,003

Net income	70,045	39,059	43,337
Net income attributable to noncontrolling interests	(193)	(955)	(42)

Net income attributable to Mine Safety Appliances Company	69,852	38,104	43,295

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$1.91	$1.06	$1.21

Diluted	$1.87	$1.05	$1.21

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED BALANCE SHEET

		December 31
(In thousands, except share amounts)		2011	2010
Assets
Current Assets	Cash and cash equivalents	$59,938	$59,760
	Trade receivables, less allowance for doubtful accounts of $7,043 and $9,391	192,627	198,551
	Inventories	141,475	150,581
	Deferred tax assets	21,744	25,714
	Income taxes receivable	13,769	12,936
	Prepaid expenses and other current assets	29,296	29,847

	Total current assets	458,849	477,389

Property	Land	5,142	5,699
	Buildings	104,575	112,144
	Machinery and equipment	333,846	339,329
	Construction in progress	13,472	15,905

	Total	457,035	473,077
	Less accumulated depreciation	(311,272)	(316,288)

	Net property	145,763	156,789
Other Assets	Prepaid pension cost	58,075	121,631
	Deferred tax assets	12,065	8,285
	Goodwill	259,084	263,089
	Other noncurrent assets	181,216	170,005

	Total assets	1,115,052	1,197,188

Liabilities
Current Liabilities	Notes payable and current portion of long-term debt	$8,263	$10,163
	Accounts payable	50,208	58,460
	Employees’ compensation	38,400	36,845
	Insurance and product liability	15,738	18,401
	Taxes on income	3,051	1,253
	Other current liabilities	56,110	56,619

	Total current liabilities	171,770	181,741

Long-Term Debt		334,046	367,094

Other Liabilities	Pensions and other employee benefits	124,310	126,479
	Deferred tax liabilities	30,458	49,177
	Other noncurrent liabilities	15,057	16,647

	Total liabilities	675,641	741,138

Commitments and Contingencies
Shareholders’ Equity
	Mine Safety Appliances Company shareholders’ equity:
	Preferred stock, 4 1/2% cumulative, $50 par value (callable at $52.50)	3,569	3,569
	Common stock, no par value (shares outstanding:
	2011—36,692,590 and 2010—36,519,726)	97,276	88,629
	Stock compensation trust	(6,070)	(7,103)
	Treasury shares, at cost	(266,231)	(265,606)
	Accumulated other comprehensive loss	(103,184)	(44,316)
	Retained earnings	708,306	676,195

	Total Mine Safety Appliances Company shareholders’ equity	433,666	451,368
	Noncontrolling interests	5,745	4,682

	Total shareholders’ equity	439,411	456,050

	Total liabilities and shareholders’ equity	1,115,052	1,197,188

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31
(In thousands)	2011	2010	2009
Operating Activities
Net income	$70,045	$39,059	$43,337
Depreciation and amortization	32,866	29,192	27,362
Pensions	(4,967)	(6,391)	(2,655)
Net gain from investing activities—disposal of assets	(2,840)	(3,703)	(3,498)
Stock-based compensation	7,732	7,335	5,860
Deferred income tax provision (benefit)	8,800	7,162	(3,376)
Other noncurrent assets and liabilities	(24,130)	(32,493)	(11,185)
Currency exchange losses (gains)	2,511	235	(888)
Other, net	(1,823)	(3,125)	(674)

Operating cash flow before changes in working capital	88,194	37,271	54,283

Trade receivables	(217)	(10,191)	33,050
Inventories	(1,230)	(10,744)	47,105
Accounts payable and accrued liabilities	(1,030)	7,683	(11,171)
Income taxes receivable, prepaid expenses and other current assets	(459)	7,587	(2,421)

(Increase) decrease in working capital	(2,936)	(5,665)	66,563

Cash Flow From Operating Activities	85,258	31,606	120,846

Investing Activities
Capital expenditures	(30,390)	(25,024)	(25,737)
Disposal of assets	18,687	5,699	5,084
Acquisitions, net of cash, acquired and other investing	—	(262,250)	(123)

Cash Flow From Investing Activities	(11,703)	(281,575)	(20,776)

Financing Activities
Proceeds from (payments on) short-term debt, net	137	(6,169)	(45,085)
Proceeds from long-term debt	164,000	325,000	—
Payments on long-term debt	(199,000)	(40,000)	(12,000)
Cash dividends paid	(37,741)	(35,928)	(34,524)
Company stock purchases	(624)	(7,572)	(206)
Exercise of stock options	1,316	7,809	255
Excess tax benefit (provision) related to stock plans	632	3,462	(386)

Cash Flow From Financing Activities	(71,280)	246,602	(91,946)

Effect of exchange rate changes on cash and cash equivalents	(2,097)	1,144	2,965

Increase (decrease) in cash and cash equivalents	178	(2,223)	11,089
Beginning cash and cash equivalents	59,760	61,983	50,894

Ending cash and cash equivalents	59,938	59,760	61,983

Supplemental cash flow information:
Interest payments	$13,969	$8,379	$7,304
Income tax payments	21,739	25,383	8,404

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND

OTHER COMPREHENSIVE INCOME

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income (Loss)
Balances January 1, 2009	$665,248	$(74,412)
Net income	43,337	—	$43,337
Foreign currency translation adjustments	—	19,042	19,042
Pension and post-retirement plan adjustments, net of tax of $6,533	—	10,895	10,895

Comprehensive income	—	—	73,274
Income attributable to noncontrolling interests	(42)	(1,381)	(1,423)

Comprehensive income attributable to Mine Safety Appliances Company	—	—	71,851

Common dividends	(34,482)	—
Preferred dividends	(42)	—

Balances December 31, 2009	674,019	(45,856)
Net income	39,059	—	$39,059
Foreign currency translation adjustments	—	2,511	2,511
Pension and post-retirement plan adjustments, net of tax of $205	—	(28)	(28)

Comprehensive income	—	—	41,542
Income attributable to noncontrolling interests	(955)	(943)	(1,898)

Comprehensive income attributable to Mine Safety Appliances Company	—	—	39,644

Common dividends	(35,886)	—
Preferred dividends	(42)	—

Balances December 31, 2010	676,195	(44,316)
Net income	70,045	—	$70,045
Foreign currency translation adjustments	—	(15,980)	(15,980)
Pension and post-retirement plan adjustments, net of tax of $28,636	—	(44,218)	(44,218)

Comprehensive income	—	—	9,847
(Income) loss attributable to noncontrolling interests	(193)	1,330	1,137

Comprehensive income attributable to Mine Safety Appliances Company	—	—	10,984

Common dividends	(37,699)	—
Preferred dividends	(42)	—

Balances December 31, 2011	708,306	(103,184)

Components of accumulated other comprehensive loss are as follows:

	December 31
(In thousands)	2011	2010	2009
Cumulative translation adjustments	$829	$15,479	$13,911
Pension and post-retirement plan adjustments	(104,013)	(59,795)	(59,767)

Accumulated other comprehensive loss	(103,184)	(44,316)	(45,856)

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

Inventories— Inventories are stated at the lower of cost or market. Most U.S. inventories are valued on the last-in, first-out (LIFO) cost method. Other inventories are valued on the average cost method or at standard costs which approximate actual costs.

Property and Depreciation—Property is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, generally as follows: buildings 20 to 40 years and machinery and equipment 3 to 10 years. Expenditures for significant renewals and improvements are capitalized. Ordinary repairs and maintenance are expensed as incurred. Gains or losses on property dispositions are included in income and the cost and related depreciation are removed from the accounts. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $27.1 million, $25.5 million and $25.0 million respectively.

Goodwill and Other Intangible Assets—Goodwill is not amortized, but is subject to impairment write-down tests. We test the goodwill of each of our reporting units for impairment at least annually. The annual goodwill impairment tests are performed as of September 30 each year. For this purpose, we consider our operating segments to be our reporting units. Fair value is estimated using discounted cash flow methodologies. There has been no impairment of our goodwill as of December 31, 2011. Intangible assets are amortized on a straight-line basis over their useful lives.

Revenue Recognition—Revenue from the sale of products is recognized when title, ownership and the risk of loss have transferred to the customer, which generally occurs either when product is shipped to the customer or, in the case of most U.S. distributor customers, when product is delivered to the customer’s delivery site. We establish our shipping terms according to local practice and market characteristics. We do not ship product unless we have an order or other documentation authorizing shipment to our customers. We make appropriate provisions for uncollectible accounts receivable and product returns, both of which have historically been insignificant in relation to our net sales. Certain distributor customers receive price rebates based on their level of purchases and other performance criteria that are documented in established distributor programs. These rebates are accrued as a reduction of net sales as they are earned by the customer.

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

Note 2—Restructuring and Other Charges

During the years ended December 31, 2011, 2010 and 2009, we recorded charges of $8.6 million, $14.1 million and $11.4 million, respectively. These charges were primarily related to reorganization activities.

For the year ended December 31, 2011, European segment charges of $5.8 million related primarily to staff reductions in Germany, France and Spain and the transfer of certain production activities to China. North American segment charges for the year ended December 31, 2011 of $1.7 million included costs associated with the relocation of certain administrative and production activities. International segment charges for the year ended December 31, 2011 of $1.1 million were primarily related to severance costs associated with the relocation of our Wuxi, China operations to Suzhou, China.

For the year ended December 31, 2010, European segment charges of $8.8 million related primarily to a focused voluntary retirement incentive program in Germany and severance costs associated with staff reductions. North American segment charges for the year ended December 31, 2010 of $3.8 million included stay bonuses and other costs associated with the transfer of certain production and administrative activities. International segment charges for the year ended December 31, 2010 of $1.5 million were primarily related to severance costs associated with staff reductions in South Africa and China.

For the year ended December 31, 2009, North American segment charges of $9.6 million related primarily to a focused voluntary retirement incentive program and costs associated with the transfer certain production activities to lower cost factories. European and International segment charges for the year ended December 31, 2009 of $0.8 million and $1.0 million, respectively, were primarily for severance costs related to staff reductions in Germany, Brazil, Australia and South Africa.

Note 3—Inventories

	December 31
(In thousands)	2011	2010
Finished products	$65,687	$71,743
Work in process	17,000	16,494
Raw materials and supplies	58,788	62,344

Total inventories	141,475	150,581
Excess of FIFO costs over LIFO costs	47,368	45,820

Total FIFO inventories	188,843	196,401

Inventories stated on the LIFO basis represent 18% and 22% of total inventories at December 31, 2011 and 2010, respectively.

Reductions in certain inventory quantities during the years ended December 31, 2011 and 2010 resulted in liquidations of LIFO inventories carried at lower costs prevailing in prior years. The effect of LIFO liquidations during 2011 reduced cost of sales by $0.5 million and increased net income by $0.3 million. The effect of LIFO liquidations during 2010 was not significant.

Note 4—Capital Stock

•	Common stock, no par value—180,000,000 shares authorized.

•	Second cumulative preferred voting stock, $10 par value—l,000,000 shares authorized; none issued.

•

4  1/2% cumulative preferred nonvoting stock, $50 par value—100,000 shares authorized; 71,373 shares issued and 52,878 shares ($1.8 million) held in treasury. There were no treasury share purchases during the three years ended December 31, 2011.

Common stock activity is summarized as follows:

	Shares			Dollars
(Dollars in thousands)	Issued	Stock Compensation Trust	Treasury	Common Stock	Stock Compensation Trust	Treasury Cost
Balances January 1, 2009	62,081,391	(2,378,462)	(23,916,639)	$69,607	$(12,416)	$(256,077)
Restricted stock awards	—	178,692	—	(934)	934	—
Restricted stock expense	—	—	—	3,128	—	—
Restricted stock forfeitures	—	—	(8,369)	(101)	—	—
Stock options exercised	—	25,566	—	122	133	—
Stock option expense	—	—	—	2,620	—	—
Stock option forfeitures	—	—	—	(155)	—	—
Performance stock expense	—	—	—	375	—	—
Performance stock forfeitures	—	—	—	(7)	—	—
Tax provision related to stock plans	—	—	—	(386)	—	—
Treasury shares purchased	—	—	(9,661)	—	—	(206)

Balances December 31, 2009	62,081,391	(2,174,204)	(23,934,669)	74,269	(11,349)	(256,283)
Restricted stock awards	—	162,925	—	(850)	850	—
Restricted stock expense	—	—	—	4,103	—	—
Restricted stock forfeitures	—	—	(1,092)	(40)	—	—
Stock options exercised	—	650,565	—	4,413	3,396	—
Stock option expense	—	—	—	2,748	—	—
Performance stock expense	—	—	—	524	—	—
Tax benefit related to stock plans	—	—	—	3,462	—	—
Treasury shares purchased	—	—	(265,190)	—	—	(7,572)

Balances December 31, 2010	62,081,391	(1,360,714)	(24,200,951)	88,629	(7,103)	(263,855)
Restricted stock awards	—	103,815	—	(542)	542	—
Restricted stock expense	—	—	—	4,376	—	—
Restricted stock forfeitures	—	—	(7,469)	(6)	—	—
Stock options exercised	—	94,115	—	825	491	—
Stock option expense	—	—	—	2,343	—	—
Performance stock expense	—	—	—	1,019	—	—
Tax benefit related to stock plans	—	—	—	632	—	—
Treasury shares purchased	—	—	(17,597)	—	—	(624)

Balances December 31, 2011	62,081,391	(1,162,784)	(24,226,017)	97,276	(6,070)	(264,479)

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

Note 5—Segment Information

We are organized into five geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
2011
Sales to external customers	$561,140	$286,753	$325,334	$—	$1,173,227
Intercompany sales	100,094	116,471	18,305	(234,870)	—
Net income attributable to Mine Safety Appliances Company	57,914	7,331	27,152	(22,545)	69,852
Total assets	742,707	340,305	194,127	(162,087)	1,115,052
Interest income	78	192	1,267	324	1,861
Interest expense	29	253	138	13,697	14,117
Noncash items:
Depreciation and amortization	22,036	6,239	4,591	—	32,866
Pension income (expense)	10,800	(5,638)	(195)	—	4,967
Income tax provision	34,327	3,994	6,442	(9,990)	34,773
Capital expenditures	20,035	4,384	5,971	—	30,390
Long-lived assets	127,361	29,981	35,540	—	192,882
2010
Sales to external customers	464,012	251,107	261,512	—	976,631
Intercompany sales	84,905	92,526	16,410	(193,841)	—
Net income attributable to Mine Safety Appliances Company	44,560	(5,371)	15,835	(16,920)	38,104
Total assets	810,345	336,095	205,837	(155,089)	1,197,188
Interest income	329	110	1,212	328	1,979
Interest expense	51	160	100	8,396	8,707
Noncash items:
Depreciation and amortization	18,918	6,116	4,158	—	29,192
Pension income (expense)	13,451	(6,590)	(470)	—	6,391
Income tax provision	22,032	769	5,720	(10,231)	18,290
Capital expenditures	16,806	4,667	3,551	—	25,024
Long-lived assets	142,241	33,199	35,229	—	210,669
2009
Sales to external customers	434,575	257,860	217,556	—	909,991
Intercompany sales	61,351	86,632	13,892	(161,875)	—
Net income attributable to Mine Safety Appliances Company	43,780	4,483	6,717	(11,685)	43,295
Total assets	523,708	284,429	183,742	(116,651)	875,228
Interest income	123	239	759	368	1,489
Interest expense	37	167	143	6,733	7,080
Noncash items:
Depreciation and amortization	17,369	6,178	3,815	—	27,362
Pension income (expense)	8,329	(5,508)	(166)	—	2,655
Income tax provision	24,314	2,714	2,070	(7,095)	22,003
Capital expenditures	14,742	5,640	5,355	—	25,737
Long-lived assets	95,291	28,447	34,380	—	158,118

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

In 2011, we changed our segment reporting to include corporate overhead and interest expense in reconciling items. Previously, these expenses were reported in the North American, European and International segments. Comparative 2010 and 2009 amounts have been revised to conform with the current year presentation. The effect of the revisions for the year ended December 31, 2010 improved North American, European and International segment results by $10.0 million, $2.2 million and $1.9 million, respectively, and reduced the results reported in Reconciling Items by corresponding amounts. The effect of the revisions for the year ended December 31, 2009 improved North American, European and International segment results by $8.8 million, $2.1 million and $1.6 million, respectively, and reduced the results reported in Reconciling Items by corresponding amounts.

Geographic information on sales to external customers, based on country of origin:

(In thousands)	2011	2010	2009
United States	$538,257	$447,029	$422,349
Germany	75,536	77,858	79,553
Other	559,434	451,744	408,089

Total	1,173,227	976,631	909,991

Geographic information on long-lived assets, based on country of origin:

(In thousands)	2011	2010	2009
United States	$124,035	$139,161	$92,312
Germany	9,425	10,570	13,110
Other	59,422	60,938	52,696

Total	192,882	210,669	158,118

Note 6—Earnings per Share

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

(In thousands, except per share amounts)	2011	2010	2009
Net income attributable to Mine Safety Appliances Company	$69,852	$38,104	$43,295
Preferred stock dividends	(42)	(42)	(42)

Income available to common equity	69,810	38,062	43,253
Dividends and undistributed earnings allocated to participating securities	(755)	(365)	(327)

Income available to common shareholders	69,055	37,697	42,926

Basic earnings per common share	$1.91	$1.06	$1.21

Diluted earnings per common share	$1.87	$1.05	$1.21

Basic shares outstanding	36,221	35,880	35,668
Stock options and other stock compensation	610	542	211

Diluted shares outstanding	36,831	36,422	35,879

Antidilutive stock options	894	760	749

Note 7—Income Taxes

(In thousands)	2011	2010	2009
Components of income before income taxes
U.S. income	$58,817	$38,398	$33,393
Non-U.S. income	46,001	18,951	31,947

Income before income taxes	104,818	57,349	65,340

Provision for income taxes
Current
Federal	$6,829	$9,498	$12,935
State	872	149	1,398
Non-U.S.	18,272	1,481	11,046

Total current provision	25,973	11,128	25,379

Deferred
Federal	10,853	3,862	313
State	772	194	(1,438)
Non-U.S.	(2,825)	3,106	(2,251)

Total deferred provision (benefit).	8,800	7,162	(3,376)

Provision for income taxes	34,773	18,290	22,003

Reconciliation of the U.S. federal income tax rates to our effective tax rate:

	2011	2010	2009
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—U.S.	1.0	0.4	1.4
Taxes on non-U.S. income	(2.1)	(0.8)	(0.4)
Research and development credits	(1.3)	(2.3)	(1.2)
Manufacturing deduction	(0.3)	(1.9)	(0.8)
Valuation allowances	0.1	2.0	0.4
Statutory rate changes	—	—	(0.9)
Other	0.8	(0.5)	0.2

Effective income tax rate	33.2%	31.9%	33.7%

Components of deferred tax assets and liabilities:

	December 31
(In thousands)	2011	2010
Deferred tax assets
Postretirement benefits	$13,561	$16,369
Inventory reserves	3,773	2,830
Vacation allowances	1,319	1,535
Net operating losses and tax credit carryforwards	9,436	10,209
Post employment benefits	2,400	3,085
Foreign tax credit carryforwards (expiring between 2012 and 2020)	3,463	3,535
Stock options	7,815	6,446
Liability insurance	4,116	3,759
Basis of capital assets	1,102	1,970
Warranties	2,903	2,775
Reserve for doubtful accounts	1,581	2,226
Deferred revenue	217	1,240
Other	3,788	2,219

Total deferred tax assets	55,474	58,198
Valuation allowances	(2,777)	(4,323)

Net deferred tax assets	52,697	53,875

Deferred tax liabilities
Property, plant and equipment	(13,565)	(22,697)
Pension	(18,609)	(44,897)
Intangibles	(16,209)	(1,527)
Other	(973)	—

Total deferred tax liabilities	(49,356)	(69,121)

Net deferred taxes	3,341	(15,246)

At December 31, 2011, we had net operating loss carryforwards of approximately $31.0 million, the majority of which are in non-U.S. tax jurisdictions. Net operating loss carryforwards of $0.1 million will expire in 2013 and the remainder may be carried forward indefinitely.

No deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which amounted to $229.0 million as of December 31, 2011. These earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these undistributed earnings.

A reconciliation of the change in the tax liability for unrecognized tax benefits for the years ended December 31, 2011 and December 31, 2010 is as follows:

(In thousands)	2011	2010
Beginning balance	$11,827	$9,126
Additions for tax positions related to the current year	1,268	3,183
Adjustments for tax positions related to prior years	(9)	39
Statute expiration	(259)	(247)
Settlements	—	(274)

Ending balance	12,827	11,827

The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have recognized tax benefits associated with these liabilities in the amount of $11.4 million and $10.5 million at December 31, 2011 and December 31, 2010, respectively.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.8 million at December 31, 2010. During 2011, we accrued additional interest related to uncertain tax positions of $0.1 million. Our liability for accrued interest and penalties related to uncertain tax positions was $0.9 million at December 31, 2011.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our federal returns have been completed through 2006, and the 2007 tax year was closed by statute. Various state and foreign income tax returns may be subject to tax audits after 2005.

Note 8—Stock Plans

The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2018. Management stock-based compensation includes stock options, restricted stock and performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market value option prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Unvested stock options, restricted stock and performance stock units are forfeited if the grantee’s employment with the company terminates for any reason other than retirement, death or disability. Certain restricted stock for management retention vests in three equal tranches four, five and six years after the grant date. Unvested restricted stock for management retention is forfeited if the grantee’s employment with the company terminates for any reason other than death or disability. Restricted stock and performance stock units are valued at the market value of the stock on the grant date. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving targeted performance conditions over a three year performance period. We issue Stock Compensation Trust shares or new shares for stock option exercises and grants of restricted stock and performance stock. As of December 31, 2011, there were 355,002 and 236,489 shares, respectively, reserved for future grants under the management and non-employee directors’ equity incentive plans.

Stock-based compensation expense was as follows:

(In thousands)	2011	2010	2009
Restricted stock	$4,370	$4,063	$3,027
Stock options	2,343	2,748	2,465
Performance stock	1,019	524	368

Total compensation expense before income taxes	7,732	7,335	5,860
Income tax benefit	2,825	2,653	2,084

Total compensation expense, net of income tax benefit	4,907	4,682	3,776

We did not capitalize any stock-based compensation expense in 2011, 2010, or 2009.

Stock option expense is based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2011, 2010 and 2009.

	2011	2010	2009
Fair value per option	$9.94	$7.21	$5.80
Risk-free interest rate	2.6%	3.0%	2.2%
Expected dividend yield	3.6%	3.9%	3.0%
Expected volatility	40%	40%	42%
Expected life (years)	6.1	6.1	6.1

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

A summary of option activity follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding January 1, 2009	1,706,439	$26.65	1,229,907
Granted	438,110	18.17
Exercised	(25,566)	10.00
Forfeited	(33,908)	30.16

Outstanding December 31, 2009	2,085,075	25.01	1,323,549
Granted	323,978	25.06
Exercised	(650,565)	12.00
Expired	(9,485)	46.73

Outstanding December 31, 2010	1,749,003	29.74	791,759
Granted	166,247	34.09
Exercised	(94,115)	13.99
Expired	(2,495)	44.08

Outstanding December 31, 2011	1,818,640	30.94	907,598

For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2011 were as follows:

	Stock Options Outstanding
	Shares	Weighted-Average
Range of Exercise Prices		Exercise Price	Remaining Life
$10.65 – $21.71	486,670	$17.23	6.4 Years
$24.63 – $37.33	604,371	27.58	7.3
$40.08 – $50.25	727,599	42.89	4.2

$10.65 – $50.25	1,818,640	30.94	5.8

	Stock Options Exercisable
	Shares	Weighted-Average
Range of Exercise Prices		Exercise Price	Remaining Life
$10.65 – $13.57	65,853	$11.11	1.1 Years
$25.07 – $28.06	114,146	25.27	2.2
$40.08 – $50.25	727,599	42.89	4.2

$10.65 – $50.25	907,598	38.37	3.7

Cash received from the exercise of stock options was $1.3 million, $7.8 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The tax benefit we realized from these exercises was $0.7 million, $4.3 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The aggregate intrinsic value of stock options exercisable at December 31, 2011 was zero because a significant number of the options were out-of-the money. The aggregate intrinsic value of all stock options outstanding at December 31, 2011 was $4.0 million.

A summary of restricted stock activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	189,062	$42.56
Granted	197,464	18.25
Vested	(39,319)	40.57
Forfeited	(9,001)	27.64

Unvested at December 31, 2009	338,206	28.99
Granted	185,216	25.38
Vested	(46,125)	39.88
Forfeited	(3,660)	23.93

Unvested at December 31, 2010	473,637	26.56
Granted	125,603	33.61
Vested	(76,505)	44.39
Forfeited	(10,481)	24.87

Unvested at December 31, 2011	512,254	25.66

A summary of performance stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Granted	64,780	$17.83
Forfeited	(2,806)	17.83

Unvested at December 31, 2009	61,974	17.83
Granted	41,984	24.63
Performance adjustments	(18,329)	20.75

Unvested at December 31, 2010	85,629	20.53
Granted	48,820	33.09
Performance adjustments	(7,506)	21.14
Forfeited	(1,500)	30.53

Unvested at December 31, 2011	125,443	25.27

During the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of stock options exercised (the difference between the market price on the date of exercise and the option price paid to exercise the option) was $1.8 million, $10.9 million and $0.4 million, respectively. The fair values of restricted stock vested during the years ended December 31, 2011, 2010, and 2009 were $3.4 million, $1.2 million and $0.7 million, respectively.

On December 31, 2011, there was $6.3 million of unrecognized stock-based compensation expense. The weighted average period over which this expense is expected to be recognized was approximately one year.

Note 9—Long-Term Debt

	December 31
(In thousands)	2011	2010
Industrial development debt issues payable through 2022, 0.30%	$4,000	$4,000
Senior Notes payable through 2012, 8.39%	8,046	16,160
Senior Notes payable through 2021, 5.41%	60,000	60,000
Senior Notes payable through 2021, 4.00%	100,000	100,000
Senior revolving credit facility maturing in 2016	170,000	195,000
Note payable through 2011, net of unamortized discount of $66	—	1,934

Total	342,046	377,094
Amounts due within one year	8,000	10,000

Long-term debt	334,046	367,094

In November 2011, we amended our unsecured senior revolving credit facility to increase the facility from $250.0 million to $300.0 million and extend the term of the facility until November 2016. The senior revolving credit facility provides for borrowings up to $300.0 million and is subject to certain commitment fees. Loans made under the senior revolving credit facility bear interest at a variable rate. Loan proceeds may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing indebtedness. The credit agreement also provides for an uncommitted incremental facility that permits us, subject to certain conditions, to request an increase in the senior credit facility of up to $50.0 million. At December 31, 2011, $130.0 million of the $300.0 million senior revolving credit facility was unused.

In October 2010, we issued $100.0 million in 4.00% Series A Senior Notes. The Series A Senior Notes will mature on October 13, 2021 and are payable in five annual installments of $20.0 million, commencing October 13, 2017. Interest is payable quarterly. The Series A Senior Notes are unsecured.

Approximate maturities of these obligations over the next five years are $8.0 million in 2012, $6.7 million in 2013, $6.7 million in 2014, $6.7 million in 2015, $176.7 million in 2016, and $137.2 million thereafter. Some debt agreements require us to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants at December 31, 2011.

Note 10—Goodwill and Intangible Assets

Changes in goodwill during the years ended December 31, 2011 and 2010 were as follows:

(In thousands)	2011	2010
Net balance at January 1	$263,089	$84,727
Acquisitions	—	179,900
Disposals	(1,800)	—
Currency translation	(2,205)	(1,538)

Net balance at December 31	259,084	263,089

At December 31, 2011, goodwill of $198.3 million, $57.3 million and $3.5 million related to the North American, European and International reporting units, respectively.

Changes in intangible assets, net of accumulated amortization, during the years ended December 31, 2011 and 2010 were as follows:

(In thousands)	2011	2010
Net balance at January 1	$53,880	$13,543
Amortization expense	(5,728)	(3,698)
Acquisitions	—	43,956
Disposals	(518)	—
Currency translation	(515)	79

Net balance at December 31	47,119	53,880

Intangible assets include patents and technology, license agreements, copyrights, trade names and distribution agreements. These items are reported in other noncurrent assets. At December 31, 2011, intangible assets totaled $47.1 million, net of accumulated amortization of $19.8 million. Intangible asset amortization expense over the next five years is expected to be approximately $4.3 million in 2012, $4.2 million in 2013, $4.2 million in 2014, $4.2 million in 2015 and $4.0 million in 2016.

During 2011, we sold certain assets related to our ballistic vest business. This transaction resulted in disposals of goodwill and intangible assets of $1.8 million and $0.5 million, respectively. The impact of this transaction and the operating results of the ballistic vest business were not material to net income or earnings per share for all periods presented and are not expected to be significant to future results.

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

Information pertaining to defined benefit pension plans and other postretirement benefits plans is provided in the following table:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Change in Benefit Obligations
Benefit obligations at January 1	$349,755	$330,757	$32,734	$30,014
Service cost	8,674	7,702	785	763
Interest cost	19,531	18,615	1,501	1,729
Participant contributions	153	137	—	—
Actuarial losses (gains)	37,973	14,441	(2,281)	2,011
Benefits paid	(18,931)	(17,249)	(2,314)	(1,783)
Curtailments	(54)	(1,057)	—	—
Termination benefits	—	926	—	—
Currency translation	(2,832)	(4,517)	—	—

Benefit obligations at December 31	394,269	349,755	30,425	32,734

Change in Plan Assets
Fair value of plan assets at January 1	377,607	342,874	—	—
Actual return on plan assets	(4,428)	48,001	—	—
Employer contributions	4,259	3,501	2,314	1,783
Participant contributions	153	137	245	234
Transfers	—	—	—	—
Benefits paid	(16,308)	(14,659)	(2,559)	(2,017)
Reimbursement of German benefits	(2,622)	(2,589)	—	—
Currency translation	(694)	342	—	—

Fair value of plan assets at December 31	357,967	377,607	—	—

Funded Status
Funded status at December 31	(36,302)	27,851	(30,425)	(32,734)
Unrecognized transition losses	24	42	—	—
Unrecognized prior service cost	808	923	(3,072)	(3,527)
Unrecognized net actuarial losses	158,425	82,903	12,212	15,202

Net amount recognized	122,955	111,719	(21,285)	(21,059)

Amounts Recognized in the Balance Sheet
Noncurrent assets	58,075	121,631	—	—
Current liabilities	(4,722)	(4,779)	(2,096)	(2,538)
Noncurrent liabilities	(89,655)	(89,001)	(28,329)	(30,196)

Net amount recognized	(36,302)	27,851	(30,425)	(32,734)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial losses	158,425	82,903	12,212	15,202
Prior service cost (credit)	808	923	(3,072)	(3,527)
Unrecognized net initial obligation	24	42	—	—

Total (before tax effects)	159,257	83,868	9,140	11,675

Accumulated Benefit Obligations for all Defined Benefit Plans	347,636	332,544	—	—

	Pension Benefits			Other Benefits
(In thousands)	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit (Credit) Cost
Service cost	$8,674	$7,702	$7,229	$785	$763	$719
Interest cost	19,531	18,615	18,477	1,501	1,730	1,836
Expected return on plan assets	(34,125)	(34,565)	(35,273)	—	—	—
Amortization of transition amounts	4	4	6	—	—	—
Amortization of prior service cost	104	103	153	710	840	1,001
Recognized net actuarial losses (gains)	793	537	245	(455)	(555)	(401)
Curtailment loss	52	287	97	—	—	—
Termination benefits	—	926	6,411	—	—	250

Net periodic benefit (credit) cost	(4,967)	(6,391)	(2,655)	2,541	2,778	3,405

Amounts included in accumulated other comprehensive income expected to be recognized in 2012 net periodic benefit costs.

(In thousands)	Pension Benefits	Other Benefits
Loss recognition	$7,020	$720
Prior service cost (credit) recognition	102	(455)
Transition obligation recognition	2	—

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Assumptions used to determine benefit obligations
Discount rate	5.0%	5.6%	4.8%	5.3%
Rate of compensation increase	3.9%	3.7%	—	—
Assumptions used to determine net periodic benefit cost
Discount rate	5.6%	5.8%	5.3%	6.0%
Expected return on plan assets	8.3%	8.3%	—	—
Rate of compensation increases	3.7%	3.8%	—	—

Discount rates were determined using various corporate bond indexes as indicators of interest rate levels and movements and by matching our projected benefit obligation payment stream to current yields on high quality bonds.

The expected return on assets for the 2011 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on historical returns) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Pension Plan Assets at December 31
	2011	2010
Equity securities	60%	73%
Fixed income securities	29	15
Pooled investment funds	6	5
Insurance contracts	3	3
Cash and cash equivalents	2	4

Total	100%	100%

The overall objective of our pension investment strategy is to earn a rate of return over time to satisfy the benefit obligations of the pension plans and to maintain sufficient liquidity to pay benefits and meet other cash requirements of our pension funds. Investment policies for our primary U.S. pension plan are determined by the plan’s Investment Committee and set forth in the plan’s investment policy. Asset managers are granted discretion for determining sector mix, selecting securities and timing transactions, subject to the guidelines of the investment policy. An aggressive, flexible management of the portfolio is permitted and encouraged, with shifts of emphasis among equities, fixed income securities and cash equivalents at the discretion of each manager. No target asset allocations are set forth in the investment policy. For our non-U.S. pension plans, our investment objective is generally met through the use of pooled investment funds and insurance contracts.

The following table summarizes our pension plan assets measured at fair value on a recurring basis by fair value hierarchy level:

	December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Equity securities	$216,198	$—	$—	$216,198
Fixed income securities	34,636	68,087	—	102,723
Pooled investment funds	—	19,765	—	19,765
Insurance contracts ents	—	—	11,562	11,562
Cash and cash equivalents	7,719	—	—	7,719

Total	258,553	87,852	11,562	357,967

	December 31, 2010
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Equity securities	$274,918	$—	$—	$274,918
Fixed income securities	9,218	49,401	—	58,619
Pooled investment funds	—	19,338	—	19,338
Cash and cash equivalents	14,007	—	—	14,007
Insurance contracts	—	—	10,725	10,725

Total	298,143	68,739	10,725	377,607

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

The following table presents a reconciliation of Level 3 assets:

(In thousands)	Insurance Contracts
Balance January 1, 2010	$9,878
Net realized and unrealized losses included in earnings	(406)
Net purchases, issuances and settlements	1,253

Balance December 31, 2010	10,725
Net realized and unrealized losses included in earnings	(325)
Net purchases, issuances and settlements	1,162

Balance December 31, 2011	11,562

We expect to make net contributions of $4.1 million to our pension plans in 2012.

For measurement purposes, a 9.0% increase in the costs of covered health care benefits was assumed for the year 2011, decreasing by 0.5% for each successive year to 4.5% in 2018 and thereafter. A one-percentage-point change in assumed health care cost trend rates would have increased or decreased the other postretirement benefit obligations and current year plan expense by approximately $1.8 million and $1.9 million, respectively.

Expense for defined contribution pension plans was $5.7 million in 2011, $5.2 million in 2010 and $3.1 million in 2009.

Estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $18.9 million in 2012, $19.5 million in 2013, $19.3 million in 2014, $20.1 million in 2015, $22.4 million in 2016, and are expected to aggregate $117.4 million for the five years thereafter. Estimated other postretirement benefits to be paid during the next five years are $2.1 million in 2012, $2.2 million in 2013, $2.1 million in 2014, $2.2 million in 2015, $2.3 million in 2016 and are expected to aggregate $12.6 million for the five years thereafter.

Note 12—Other Income

(In thousands)	2011	2010	2009
Interest income	$1,861	$1,979	$1,489
Gain on asset dispositions, net	3,328	5,135	4,919
Other, net	192	(1,077)	(548)

Total	5,381	6,037	5,860

Note 13—Leases

We lease office space, manufacturing and warehouse facilities, automobiles and other equipment under operating lease arrangements. Rent expense was $12.2 million in 2011, $12.8 million in 2010 and $12.6 million in 2009. Minimum rent commitments under noncancelable leases are $9.6 million in 2012, $7.9 million in 2013, $5.6 million in 2014, $2.8 million in 2015, $2.0 million in 2016 and $1.1 million thereafter.

Note 14—Short-Term Debt

Short-term borrowings with banks, which excludes the current portion of long-term debt, was $0.2 million at December 31, 2011 and 2010. The average month-end balance of total short-term borrowings during 2011 was $0.3 million. The maximum month-end balance of $0.6 million occurred at August 31, 2011. The weighted average interest rates on short-term borrowings at December 31, 2011 and 2010 were 12% and 7%, respectively.

Note 15—Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange losses (gains) in the consolidated statement of income. At December 31, 2011, the notional amount of open forward contracts was $0.7 million and the unrealized loss on these contracts was immaterial. All open forward contracts will mature during the first quarter of 2012.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments.

(In thousands)	December 31 2011	December 31 2010
Derivaties not designated as hedging instruments
Foreign exchange contracts:
Prepaid expenses and other current assets	$—	$4
Other current liabilities	50	—

The following table presents the income statement location and impact of derivative financial instruments:

(In thousands)	Income Statement Location	Loss Recognized in Income
		Year ended December 31
		2011	2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Currency exchange losses (gains)	$1,282	$274

Note 16—Acquisitions

On October 13, 2010, we acquired General Monitors, Inc. (GMI) and its affiliated companies, General Monitors Ireland Limited (GMIL) and General Monitors Transnational, LLC (GMT), collectively referred to as General Monitors, for $278.2 million. There is no contingent consideration. At the same time, we entered into an escrow agreement with the sellers, pursuant to which approximately $38.0 million of the purchase price was placed into escrow. The escrow agreement expires two years after the closing date. GMI, GMIL and GMT are our wholly-owned subsidiaries as of the acquisition date.

Approximately $264.0 million of the acquisition price was funded through the issuance of $100.0 million in 4.00% Series A Senior Notes and borrowings on our unsecured senior revolving credit facility. Borrowings made under the unsecured senior revolving credit facility bear interest at a variable annual rate. The Senior notes, which are unsecured, will mature on October 13, 2021 and are payable in five annual installments of $20.0 million, commencing on October 13, 2017. Interest is payable quarterly.

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of General Monitors with our operations and the going concern element of General Monitors existing business. Goodwill related to the General Monitors acquisition has been recorded in our reportable segments as follows: $136.7 million in North American segment and $43.2 million in the European segment. North American segment goodwill is tax deductible. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $4.8 million.

Our results for the year ended December 31, 2010 included transaction and integration costs of $6.5 million ($4.0 million after tax). These costs are reported in selling, general and administrative expenses.

The operating results of General Monitors have been included in our consolidated financial statements since the acquisition date. Our results for the year ended December 31, 2011 include General Monitors sales and net income of $86.2 million and $16.1 million, respectively. General Monitors net income for the year ended December 31, 2011 includes a one-time increase in cost of sales of $2.3 million ($1.5 million after tax) related to the fair value step-up of inventories acquired from General Monitors and sold during 2011. Our results for the year ended December 31, 2010 include General Monitors sales and net income of $16.3 million and $0.2 million, respectively. General Monitors net income for the year ended December 31, 2010 includes a one-time increase in cost of sales of $2.5 million ($1.5 million after tax) related to the fair value step-up of inventories acquired from General Monitors and sold during 2010.

The following unaudited pro forma information presents our combined results as if the acquisition had occurred at the beginning of 2009. The unaudited pro forma financial information was prepared to give effect to events that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined company’s results. There were no transactions between us and GMI, GMIL or GMT prior to the acquisition that were required to be eliminated. Transactions between GMI, GMIL and GMT during the periods presented have been eliminated in the unaudited pro forma financial information. Pro forma adjustments have been made to reflect the incremental impact on earnings of interest costs on the borrowings that we made to acquire the General Monitors companies, amortization expense related to acquired intangible assets and income tax expense, net of benefits associated with the previously-discussed adjustments. Pro forma adjustments were also made to the 2010 information to remove the effects of one-time transaction and integration costs. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma financial information (Unaudited)

	Year ended December 31
(In millions, except per share amounts)	2011	2010	2009
Net sales	$1,173	$1,032	$989
Net income	71	50	51
Basic earnings per share	1.95	1.39	1.44
Diluted earnings per share	1.92	1.37	1.43

The unaudited pro forma financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisitions been completed as of the date and for the periods presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisitions. In addition, the unaudited pro forma financial information is not intended to project the future financial position or results of operations of the combined company.

The unaudited proforma financial information was prepared using the acquisition method of accounting under existing GAAP.

Note 17—Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are:

Level 1—Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3—Unobservable inputs for the asset or liability.

The valuation methodologies we used to measure financial assets and liabilities were limited to the pension plan assets described in Note 11 and the derivative financial instruments described in Note 15. See Note 11 for the fair value hierarchy classification of pension plan assets. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy.

Note 18—Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At December 31, 2011, the reported carrying amount of our fixed rate long-term debt (including the current portion) was $168.0 million and the fair value was $177.2 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of December 31, 2011.

Note 19—Contingencies

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.7 million and $5.2 million at December 31, 2011 and 2010, respectively. Single incident product liability expense during the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $0.2 million and $0.5 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,321 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	2011	2010	2009
Open claims, January 1	1,900	2,480	2,550
New claims	479	260	220
Settled and dismissed claims	(58)	(840)	(290)

Open claims, December 31	2,321	1,900	2,480

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

Various factors could affect the timing and amount of recovery of our insurance receivables, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future.

Our insurance receivables at December 31, 2011 and 2010 totaled $112.1 million and $89.0 million, respectively, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	2011	2010	2009
Balance January 1	$89.0	$91.7	$60.6
Additions	35.6	30.9	33.1
Collections and settlements	(12.5)	(33.6)	(2.0)

Balance December 31	112.1	89.0	91.7

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the years ended December 31, 2011, 2010 and 2009 were $1.1 million, $0.2 million and $1.7 million, respectively.

Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2011, totaled approximately $102.7 million, substantially all of which was insured.

We believe that the increase in the insurance receivable balance that we have experienced since 2005 is primarily due to disagreements among our insurance carriers, and consequently with us, as to when their individual obligations to pay us are triggered and the amount of each insurer’s obligation, as compared to other insurers. We believe that our insurers do not contest that they have issued policies to us or that these policies cover cumulative trauma product liability claims. We believe that our ability to successfully resolve our insurance litigation with various insurance carriers during 2011 and 2010 demonstrates that we had strong legal positions concerning our rights to coverage.

We regularly evaluate the collectability of the insurance receivables and record the amounts that we conclude are probable of collection. Our conclusions are based on our analysis of the terms of the underlying insurance policies, our experience in successfully recovering cumulative trauma product liability claims from our insurers under other policies, the financial ability of our insurance carriers to pay the claims, our understanding and interpretation of the relevant facts and applicable law and the advice of legal counsel, who believe that our insurers are required to provide coverage based on the terms of the policies.

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

We are currently involved in coverage litigation with The North River Insurance Company (North River). We have sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one insurance policy by failing to pay amounts owed to us and that its refusal to pay constitutes bad faith. The case was assigned to the Court’s mandatory Alternative Dispute Resolution program, in an attempt to resolve the dispute. The mediation was unsuccessful and the case will proceed to trial. We believe that North River’s refusal to indemnify us under the policy for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all amounts.

In April 2010, North River filed a complaint against us and two excess insurance carriers in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Northbrook Insurance Company. We filed a motion to dismiss the declaratory judgment claim and a counter claim for breach of contract against North River and the two excess carriers. The court stayed the declaratory judgment claim and the breach of contract claim is now in discovery. We believe that Pennsylvania law supports our position that North River has insurance responsibilities to indemnify us against various product liability losses to the full limits of these policies.

In May 2010, we resolved coverage litigation with Century Indemnity Company through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

In July 2010, we resolved coverage litigation with Columbia Casualty Company on some of their policies through a negotiated settlement. As part of this settlement, both parties dismissed all claims against one another under the previously-filed coverage litigation. The settlement did not have an impact on our operating results.

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

In December 2010, North River filed a motion to dismiss or stay the Delaware action asserting that the previously-discussed cases in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania were capable of resolving the claims presented in the Superior Court of the State of Delaware action. In January 2011, the Superior Court of the State of Delaware

granted North River’s motion to stay the Delaware insurance coverage action, pending resolution of the ongoing actions in the United States District Court for the Western District of Pennsylvania and the Court of Common Please of Allegheny County, Pennsylvania. We appealed the trial court’s decision to stay this case and our appeal was denied. We continue to seek removal of the stay.

Note 20—Recently Adopted and Recently Issued Accounting Standards

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. This ASU changed the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality.” The new guidance includes factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The adoption of this ASU on January 1, 2011 did not have a material effect on our consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU updated measurement guidance to improve the comparability of fair value measurements between U.S.GAAP and International Financial Reporting Standards and enhanced disclosure requirements. The most significant change in disclosures is an expansion of information related to fair value measurements categorized within Level 3 of the fair value hierarchy. The ASU will be effective beginning in 2012. The adoption of this ASU will not have a material effect on our consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other-Testing Goodwill for Impairment. This ASU reduces the complexity of performing an annual goodwill impairment test by permitting companies to perform an assessment of qualitative factors to determine whether additional goodwill impairment testing is necessary. The ASU will be effective beginning in 2012. The adoption of this ASU will not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet- Disclosures about Offsetting Assets and Liabilities. This ASU requires enhanced disclosures about financial instruments and derivative instruments that are offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU will facilitate comparison between those entities reporting on the basis of U.S. GAAP and those entities reporting on the basis of IFRS, while allowing financial statement users to understand the effect of offsetting and related arrangements. The ASU will be effective beginning in 2013. The adoption of this ASU will not have a material effect on our consolidated financial statements.

Note 21—Quarterly Financial Information (Unaudited)

	2011
	Quarters				Year
(In thousands, except earnings per share)	1st	2nd	3rd	4th
Net sales	$276,499	$294,733	$298,241	$303,754	$1,173,227
Gross profit	110,397	119,009	120,888	119,942	470,236
Net income attributable to Mine Safety Appliances Company	13,309	19,592	19,972	16,979	69,852
Earnings per share attributable to Mine Safety Appliances Company shareholders:
Basic	.36	.53	.54	.46	1.91
Diluted	.36	.53	.54	.46	1.87

	2010
	Quarters				Year
(In thousands, except earnings per share)	1st	2nd	3rd	4th
Net sales	$212,434	$237,173	$242,019	$285,005	$976,631
Gross profit	82,453	90,226	90,679	106,741	370,099
Net income attributable to Mine Safety Appliances Company	4,906	11,827	9,603	11,768	38,104
Earnings per share attributable to Mine Safety Appliances Company shareholders:
Basic	.14	.33	.27	.33	1.06
Diluted	.14	.32	.26	.32	1.05

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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

With respect to this Part III, incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Executive Compensation,” (3) “Other Information Concerning the Board of Directors,” (4) “Stock Ownership,” and (5) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 8, 2012. The information appearing in such Proxy Statement under the caption “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. As to Item 10 above, also see the information reported in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant,” which is incorporated herein by reference. As to Item 10 above, the Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s website at www.MSAsafety.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.

As to Item 12 above, the following table sets forth information as of December 31, 2011 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,818,640	$30.94	591,491	*
Equity compensation plans not approved by security holders	None	—	None
Total	1,818,640	$30.94	591,491

*	Includes 355,002 shares available for issuance under the 2008 Management Equity Incentive Plan and 236,489 shares available for issuance under the 2008 Non-Employee Directors’ Equity Incentive Plan.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K.

(a) 2. The following additional financial information for the three years ended December 31, 2011 is filed with the report and should be read in conjunction with the above financial statements:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements and consolidated notes to the financial statements listed above.

(a) 3. Exhibits

3(i)	Restated Articles of Incorporation as amended and restated May 23, 1986 and as further amended through May 2007, filed as Exhibit 3.1 to Form 8-K on May 15, 2007, is incorporated herein by reference.

3(ii)	By-laws of the registrant, as amended to February 28, 2008, filed as Exhibit 3.1 to Form 8-K on March 5, 2008, is incorporated herein by reference.

10(a)*	2008 Management Equity Incentive Plan, as amended and restated through February 25, 2011, filed as Exhibit 10.1 to Form 10-Q on July 28, 2011, is incorporated herein by reference.

10(b)*	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(a) to Form 10-Q on May 10, 2006, is incorporated herein by reference.

10(c)*	Supplemental Pension Plan as amended and restated effective January 1, 2005, filed as Exhibit 10.3 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(d)*	2008 Non-Employee Directors’ Equity Incentive Plan, filed as Exhibit 10.2 to Form 10-Q on July 28, 2008, is incorporated herein by reference.

10(e)*	Executive Insurance Program as Amended and Restated as of January 1, 2006, filed as Exhibit 10(a) to Form 10-Q on August 7, 2007, is incorporated herein by reference.

10(f)*	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

10(g)*	Supplemental Executive Retirement Plan, effective January 1, 2008, filed as Exhibit 10.2 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(h)*	Form of Change-in-Control Severance Agreement between the registrant and its executive officers, filed as Exhibit 10.1 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(i)	Trust Agreement, effective June 1, 1996, as amended through May 15, 2010, between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust filed as Exhibit 10.1 to Form 10-Q on July 28, 2010, is incorporated herein by reference.

10(j)*	2005 Supplemental Savings Plan, effective January 1, 2005, filed as Exhibit 10.4 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(k)*	CEO Annual Incentive Award Plan filed as Appendix A to the registrant’s definitive proxy statement dated March 29, 2005, is incorporated herein by reference.

10(l)	Asset Purchase Agreement, dated as of September 7, 2010, by and among (i) General Monitors, Inc.; (ii) Robert DePalma, Darin Brame, George Purvis, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust I, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust II, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust III, Joseph A. Sperske, as trustee for the Joseph A. Sperske Revocable Trust, and Phillip A. Robbibaro and Michelle Robbibaro, as trustees for the Robbibaro Family Trust; (iii) Joseph A. Sperske, as agent for the seller parties; (iv) Mine Safety Appliances Company; and (v) Fifty Acquisition Corp., filed as Exhibit 10.1 to Form 8-K on September 13, 2010, is incorporated herein by reference.

10(m)	Equity Purchase Agreement, dated as of September 7, 2010, by and among (i) Cecil Lenihan; David Woods; Denis Connolly; Joseph A. Sperske, as Trustee of the Shelley Trust; Joseph A. Sperske, as Trustee of the Stasia Trust; Joseph A. Sperske, as Trustee of the Shannon Trust; Darin Brame; George Purvis; Joseph A. Sperske, as Trustee of the Joseph A. Sperske Revocable Trust; and Phillip A. Robbibaro and Michelle Robbibaro, as Trustees of the Robbibaro Family Trust; (ii) Joseph A. Sperske, as agent for the sellers; and (iii) Mine Safety Appliances Company, filed as Exhibit 10.2 to Form 8-K on September 13, 2010, is incorporated herein by reference.

10(n)	Share Purchase Agreement, dated as of September 7, 2010, by and among (i) Raybeam Limited, Joseph A. Sperske, as Trustee of the 1995 Edwards QSST Trust I, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust II, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust III, Denis Connolly and Cecil Lenihan; (ii) Joseph A. Sperske, as agent for the sellers; (iii) Mine Safety Appliances Company; and (iv) Mine Safety Fifty Ireland Limited, filed as Exhibit 10.3 to Form 8-K on September 13, 2010, is incorporated herein by reference.

10(o)	Amendment No. 1 dated October 13, 2010 to Asset Purchase Agreement, dated as of September 7, 2010, by and among (i) General Monitors, Inc.; (ii) Robert DePalma, Darin Brame, George Purvis, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust I, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust II, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust III, Joseph A. Sperske, as trustee for the Joseph A. Sperske Revocable Trust, and Phillip A. Robbibaro and Michelle Robbibaro, as trustees for the Robbibaro Family Trust; (iii) Joseph A. Sperske, as agent for the seller parties; (iv) Mine Safety Appliances Company; and (v) Fifty Acquisition Corp., filed as Exhibit 10.1 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(p)	Amendment No. 1 dated October 13, 2010 to Equity Purchase Agreement, dated as of September 7, 2010, by and among (i) Cecil Lenihan; David Woods; Denis Connolly; Joseph A. Sperske, as Trustee of the Shelley Trust; Joseph A. Sperske, as Trustee of the Stasia Trust; Joseph A. Sperske, as Trustee of the Shannon Trust; Darin Brame; George Purvis; Joseph A. Sperske, as Trustee of the Joseph A. Sperske Revocable Trust; and Phillip A. Robbibaro and Michelle Robbibaro, as Trustees of the Robbibaro Family Trust; (ii) Joseph A. Sperske, as agent for the sellers; and (iii) Mine Safety Appliances Company, filed as Exhibit 10.2 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(q)	Credit Agreement dated October 13, 2010 by and among Mine Safety Appliances Company, each of the guarantors party thereto, each of the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders, and J.P. Morgan Chase Bank, N.A., as syndication agent for the Lenders, filed as Exhibit 10.1 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(r)	Guaranty and Suretyship Agreement dated October 13, 2010 from General Monitors Transnational, LLC in favor of PNC Bank, National Association, and the other lenders party to the Credit Agreement, filed as Exhibit 10.2 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(s)	Guaranty and Suretyship Agreement dated October 13, 2010 from Fifty Acquisition Corp. in favor of PNC Bank, National Association, and the other lenders party to the Credit Agreement, filed as Exhibit 10.3 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(t)	Note Purchase Agreement and Private Shelf Agreement dated October 13, 2010 by and among Mine Safety Appliances Company, Prudential Investment Management, Inc. and the Series A Purchasers thereto, filed as Exhibit 10.4 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(u)	Guaranty Agreement dated as of October 13, 2010 made by General Monitors Transnational, LLC in favor of the Note Purchasers, filed as Exhibit 10.5 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(v)	Guaranty Agreement dated as of October 13, 2010 made by Fifty Acquisition Corp. in favor of the Note Purchasers, filed as Exhibit 10.6 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(w)	First Amendment to Credit Agreement dated November 16, 2011 by and among Mine Safety Appliances Company, each of the guarantors party thereto, each of the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders, and J. P. Morgan Chase Bank N.A., as syndication agent for the Lenders, filed as Exhibit 10.1 to Form 8-K on November 21, 2011, is incorporated herein by reference.

10(x)	Guaranty and Suretyship Agreement effective November 18, 2011 from MSA International, Inc. in favor of PNC Bank, National Association, and other lenders party to the Credit Agreement, filed as Exhibit 10.2 to Form 8-K on November 21, 2011, is incorporated herein by reference.

21	Affiliates of the registrant is filed herewith.

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm is filed herewith.

31.1	Certification of W. M. Lambert pursuant to Rule 13a-14(a) is filed herewith.

31.2	Certification of D. L. Zeitler pursuant to Rule 13a-14(a) is filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.(S)1350 is filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

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

MINE SAFETY APPLIANCES COMPANY

February 22, 2012	By	/S/ WILLIAM M. LAMBERT
(Date)		William M. Lambert President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN T. RYAN III John T. Ryan III	Director, Chairman of the Board	February 22, 2012

/S/ WILLIAM M. LAMBERT William M. Lambert	Director; President and Chief Executive Officer	February 22, 2012

/S/ DENNIS L. ZEITLER Dennis L. Zeitler	Senior Vice President—Finance; Principal Financial and Accounting Officer	February 22, 2012

/S/ ROBERT A. BRUGGEWORTH Robert A. Bruggeworth	Director	February 22, 2012

/S/ JAMES A. CEDERNA James A. Cederna	Director	February 22, 2012

/S/ THOMAS B. HOTOPP Thomas B. Hotopp	Director	February 22, 2012

/S/ DIANE M. PEARSE Diane M. Pearse	Director	February 22, 2012

/S/ L. EDWARD SHAW, JR. L. Edward Shaw, Jr.	Director	February 22, 2012

/S/ JOHN C. UNKOVIC John C. Unkovic	Director	February 22, 2012

/S/ THOMAS H. WITMER Thomas H. Witmer	Director	February 22, 2012

SCHEDULE II

MINE SAFETY APPLIANCES COMPANY AND AFFILIATES

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2011

	2011	2010	2009
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$9,391	$6,866	$6,050
Additions—
Charged to costs and expenses	1,148	3,294	2,602
Deductions—
Deductions from reserves (1)	3,496	769	1,786

Balance at end of year	7,043	9,391	6,866

Income tax valuation allowance:
Balance at beginning of year	$4,323	$3,174	$2,973
Additions—
Charged to costs and expenses	—	1,149	201
Deductions—
Deductions from reserves	1,546	—	—

Balance at end of year	2,777	4,323	3,174

(1)	Bad debts written off, net of recoveries.