Form 10-Q
period 2012-03-31
MINE SAFETY APPLIANCES CO
filed 2012-04-25
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

On April 18, 2012 there were 36,899,541 shares of common stock outstanding, not including 890,762 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Net sales	$293,485	$276,499
Other income, net	5	796

	293,490	277,295

Costs and expenses
Cost of products sold	166,494	166,102
Selling, general and administrative	77,063	73,045
Research and development	9,292	10,543
Restructuring and other charges	—	3,087
Interest expense	3,149	3,437
Currency exchange losses	2,420	666

	258,418	256,880

Income before income taxes	35,072	20,415
Provision for income taxes	10,750	6,919

Net income	24,322	13,496
Net income attributable to noncontrolling interests	(400)	(187)

Net income attributable to Mine Safety Appliances Company	23,922	13,309

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.65	$0.36

Diluted	$0.64	$0.36

Dividends per common share	$0.26	$0.25

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
(In thousands)	2012	2011
Net income	$24,322	$13,496
Foreign currency translation gain	9,364	8,591

Comprehensive income	33,686	22,087
Comprehensive (income) loss attributable to noncontrolling interests	(766)	1

Comprehensive income attributable to Mine Safety Appliances Company	32,920	22,088

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited

(In thousands, except share amounts)	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$56,648	$59,938
Trade receivables, less allowance for doubtful accounts of $7,921 and $7,043	210,337	192,627
Inventories	150,652	141,475
Deferred tax assets	22,361	21,744
Income taxes receivable	13,257	13,769
Prepaid expenses and other current assets	23,786	29,296

Total current assets	477,041	458,849

Property, less accumulated depreciation of $308,751 and $311,272	148,336	145,763
Prepaid pension cost	59,020	58,075
Deferred tax assets	11,728	12,065
Goodwill	260,927	259,084
Other noncurrent assets	180,599	181,216

Total assets	1,137,651	1,115,052

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$9,275	$8,263
Accounts payable	61,368	50,208
Employees’ compensation	32,527	38,400
Insurance and product liability	18,741	15,738
Taxes on income	11,070	3,051
Other current liabilities	53,718	56,110

Total current liabilities	186,699	171,770

Long-term debt	312,029	334,046
Pensions and other employee benefits	126,930	124,310
Deferred tax liabilities	30,506	30,458
Other noncurrent liabilities	14,807	15,057

Total liabilities	670,971	675,641

Commitments and Contingencies
Shareholders’ Equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4 1/2% cumulative, authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock, authorized 1,000,000 shares of $10 par value, none issued	—	—
Common stock, no par value, issued 62,081,391 and 62,081,391 shares, outstanding 36,890,181 and 36,692,590 shares	101,347	97,276
Stock compensation trust, 900,122 and 1,162,784 shares	(4,699)	(6,070)
Treasury shares, at cost, preferred—52,878 and 52,878 shares, common—24,291,088 and 24,226,017 shares :	(268,540)	(266,231)
Accumulated other comprehensive loss	(94,186)	(103,184)
Retained earnings	722,678	708,306

Total Mine Safety Appliances Company shareholders’ equity	460,169	433,666
Noncontrolling interests	6,511	5,745

Total shareholders’ equity	466,680	439,411

Total liabilities and shareholders’ equity	1,137,651	1,115,052

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
(In thousands)	2012	2011
Operating Activities
Net income	$24,322	$13,496
Depreciation and amortization	7,986	8,425
Pensions	675	(1,262)
Net loss (gain) from investing activities—disposal of assets	39	(25)
Stock-based compensation	2,918	2,686
Deferred income tax provision (benefit)	531	(2,101)
Other noncurrent assets and liabilities	(2,307)	(7,087)
Currency exchange losses	2,420	666
Excess tax (benefit) provision related to stock plans	(1,136)	208
Other, net	(1,146)	78

Operating cash flow before changes in working capital	34,302	15,084

Trade receivables	(14,719)	(8,705)
Inventories	(5,492)	(2,778)
Accounts payable and accrued liabilities	12,805	(241)
Income taxes receivable, prepaid expenses and other current assets	6,536	7,283

Increase in working capital	(870)	(4,441)

Cash flow from operating activities	33,432	10,643

Investing Activities
Capital expenditures	(8,044)	(7,387)
Other investing	95	33

Cash flow from investing activities	(7,949)	(7,354)

Financing Activities
Proceeds from (payments on) short-term debt, net	984	(72)
Proceeds from long-term debt	35,500	12,500
Payments on long-term debt	(57,500)	—
Cash dividends paid	(9,550)	(9,142)
Company stock purchases	(2,308)	(518)
Exercise of stock options	1,389	66
Excess tax benefit (provision) related to stock plans	1,136	(208)

Cash flow from financing activities	(30,349)	2,626

Effect of exchange rate changes on cash	1,576	1,312

(Decrease) increase in cash and cash equivalents	(3,290)	7,227
Beginning cash and cash equivalents	59,938	59,760

Ending cash and cash equivalents	56,648	66,987

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

(2) Restructuring and Other Charges

We did not incur any restructuring charges during the three months ended March 31, 2012.

During the three months ended March 31, 2011, we recorded charges of $3.1 million ($2.0 million after tax). European segment charges of $1.7 million related primarily to staff reductions in Germany and the transfer of certain production activities to China and the United States. North American segment charges of $0.5 million included costs associated with the relocation of certain administrative and production activities. International segment charges of $0.9 million were related to severance costs associated with the relocation of our Wuxi, China operations to Suzhou, China.

(3) Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31, 2012	December 31, 2011
Cumulative translation adjustments	$9,827	$829
Pension and post-retirement plan adjustments	(104,013)	(104,013)

Accumulated other comprehensive loss	(94,186)	(103,184)

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

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Net income attributable to Mine Safety Appliances Company	$23,922	$13,309
Preferred stock dividends	(10)	(10)

Income available to common equity	23,912	13,299
Dividends and undistributed earnings allocated to participating securities	(261)	(142)

Income available to common shareholders	23,651	13,157

Basic earnings per common share	$0.65	$0.36

Diluted earnings per common share	$0.64	$0.36

Basic shares outstanding	36,369	36,165
Stock options and other stock compensation	509	630

Diluted shares outstanding	36,878	36,795

Antidilutive stock options	924	873

(5) Segment Information

We are organized into geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended March 31, 2012
Sales to external customers	$137,484	$72,466	$83,535	$—	$293,485
Intercompany sales	26,618	24,909	4,546	(56,073)	—
Net income (loss) attributable to Mine Safety Appliances Company	16,257	5,621	8,265	(6,221)	23,922
Three Months Ended March 31, 2011
Sales to external customers	$130,916	$64,839	$80,744	$—	$276,499
Intercompany sales	24,543	28,387	3,658	(56,588)	—
Net income (loss) attributable to Mine Safety Appliances Company	9,823	1,587	7,377	(5,478)	13,309

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit cost (credit) consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Three months ended March 31
Service cost	$2,436	$2,164	$174	$218
Interest cost	4,789	4,875	316	435
Expected return on plan assets	(8,101)	(8,526)	—	—
Amortization of transition amounts	1	1	—	—
Amortization of prior service cost	76	26	(114)	(114)
Recognized net actuarial losses	1,474	198	132	213

Net periodic benefit cost (credit)	675	(1,262)	508	752

We made contributions of $1.0 million to our pension plans during the three months ended March 31, 2012. We expect to make total contributions of approximately $4.1 million to our pension plans in 2012.

(7) Goodwill and Intangible Assets

Changes in goodwill during the three months ended March 31, 2012 were as follows:

(In thousands)	Goodwill
Net balance at January 1	$259,084
Currency translation	1,843

Net balance at March 31	260,927

At March 31, 2012, goodwill of $198.3 million, $59.0 million, and $3.6 million related to the North American, European, and International reporting units, respectively.

Changes in intangible assets, net of accumulated amortization (which are reported in other noncurrent assets) during the three months ended March 31, 2012 were as follows:

(In thousands)	Intangibles
Net balance at January 1	$47,119
Amortization expense	(1,110)
Currency translation	174

Net balance at March 31	46,183

(8) Inventories

(In thousands)	March 31, 2012	December 31, 2011
Finished products	$62,504	$65,687
Work in process	15,442	17,000
Raw materials and supplies	72,706	58,788

Total inventories	150,652	141,475

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

Stock compensation expense was as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Stock compensation expense	$2,918	$2,686
Income tax benefit	1,048	870

Stock compensation expense, net of income tax benefit	1,870	1,816

A summary of stock option activity for the three months ended March 31, 2012 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,818,640	$30.94
Granted	175,069	36.69
Exercised	(96,187)	14.44
Expired	(2,494)	44.11

Outstanding at March 31	1,895,028	32.29

Exercisable at March 31	1,190,902	33.70

A summary of restricted stock activity for the three months ended March 31, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	512,254	$25.66
Granted	102,628	36.70
Vested	(169,734)	18.11
Forfeited	(3,432)	24.07

Unvested at March 31	441,716	31.13

A summary of performance stock unit activity for the three months ended March 31, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	125,443	$25.27
Granted	50,428	36.69
Performance adjustments	(1,466)	17.83
Vested	(46,206)	17.83

Unvested at March 31	128,199	32.53

(10) Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses. At March 31, 2012, the notional amount of open forward contracts and the unrealized gain on these contracts was immaterial.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	March 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts:
Prepaid expenses and other current assets	$3	$—
Other current liabilities	—	50

The following table presents the income statement location and impact of derivative financial instruments:

		Loss (Gain) Recognized in Income
		Three Months Ended March 31,
(In thousands)	Income Statement Location	2012	2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Currency exchange losses	$92	$(254)

(11) Income Taxes

At March 31, 2012, we had a gross liability for unrecognized tax benefits of $12.8 million. We have recognized tax benefits associated with these liabilities of $11.4 million at March 31, 2012. These balances are unchanged since December 31, 2011. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $1.0 million at March 31, 2012.

(12) Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are:

•	Level 1—Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3—Unobservable inputs for the asset or liability.

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

(13) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At March 31, 2012, the reported carrying amount of our fixed rate long-term debt was $168.0 million and the fair value was $176.9 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of March 31, 2012.

(14) Assets Held for Sale

Certain assets related to our North American ballistic helmet business and German detector tube manufacturing are classified as held for sale at March 31, 2012. These assets are reported in the following balance sheet lines.

(In millions)	March 31, 2012
Inventory	$7.1
Property, net of depreciation	0.9
Goodwill	2.0

Total assets	10.0

The potential impact of the sale of these assets is not expected to be material to net income or earnings per share. The operating results of the North American ballistic helmet business are not material to net income or earnings per share during any period presented and are not expected to be material to future periods.

(15) Contingencies

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.7 million at both March 31, 2012 and December 31, 2011. Single incident product liability expense during the three months ended March 31, 2012 and 2011 was $0.3 million and $0.4 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,418 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Open claims, beginning of period	2,321	1,900
New claims	134	479
Settled and dismissed claims	(37)	(58)

Open claims, end of period	2,418	2,321

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

Our insurance receivables at March 31, 2012 totaled $114.1 million, of which $2.0 million is reported in other current assets and $112.1 million in other non-current assets. Our insurance receivables at December 31, 2011 totaled $112.1 million, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Balance beginning of period	$112.1	$89.0
Additions	7.4	35.6
Collections and settlements	(5.4)	(12.5)

Balance end of period	114.1	112.1

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. There were no uninsured cumulative trauma product liability losses during the three month periods ended March 31, 2012 and 2011.

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

We are currently involved in insurance coverage litigations with various of our insurance carriers.

In 2009, we sued The North River Insurance Company (North River) in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one of its insurance policies by failing to pay amounts owed to us and that it engaged in bad-faith claims handling. We believe that North River’s refusal to indemnify us under the policy for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. The case is currently in discovery.

In 2010, North River sued us in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Allstate Insurance Company (as successor in interest to policies issued by the Northbrook Excess and Surplus Insurance Company). We asserted claims against North River and Allstate for breaches of contract for failures to pay amounts owed to us. We also alleged that North River engaged in bad-faith claims handling. We believe that North River’s and Allstate’s refusals to indemnify us under these policies for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. The case is currently in discovery.

In July 2010, we filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers. In January 2011, the Superior Court of the State of Delaware granted a stay of the lawsuit, pending resolution of the two above-referenced actions in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania. Although those lawsuits have not yet reached conclusion, in March 2012 the Court lifted the stay. The case will proceed to discovery.

(16) Recently Adopted and Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU updated measurement guidance to improve the comparability of fair value measurements between U.S. GAAP and International Financial Reporting Standards and enhanced disclosure requirements. The most significant change in disclosures is an expansion of information related to fair value measurements categorized within Level 3 of the fair value hierarchy. The adoption of this ASU on January 1, 2012 did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This ASU requires net income and comprehensive income to be presented in either a single continuous statement or in two separate, but consecutive, statements. The ASU eliminates the option of presenting other comprehensive income in the statement of shareholders’ equity. In December 2011, the FASB issued ASU 2011-12, which indefinitely deferred the ASU 2011-5 requirement related to the presentation of reclassification adjustments from accumulated other comprehensive income. The adoption of this ASU on January 1, 2012 did not have a material effect on our results of operations or financial position, but did change the format of the presentation of comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other-Testing Goodwill for Impairment. This ASU reduces the complexity of performing an annual goodwill impairment test by permitting companies to perform an assessment of qualitative factors to determine whether additional goodwill impairment testing is necessary. The adoption of this ASU on January 1, 2012 did not have a material effect on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, economic and market conditions, spending patterns of government agencies, competitive pressures, product liability claims and our ability to collect related insurance receivables, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net sales. Net sales for the three months ended March 31, 2012 were $293.5 million, an increase of $17.0 million, or 6%, compared with $276.5 million for the three months ended March 31, 2011.

	Three Months Ended March 31,		Dollar Increase	Percent Increase
(In millions)	2012	2011
North America	$137.5	$130.9	$6.6	5%
Europe	72.5	64.8	7.7	12
International	83.5	80.7	2.8	3

Net sales by the North American segment were $137.5 million for the first quarter of 2012, an increase of $6.6 million, or 5%, compared to $130.9 million for the first quarter of 2011. During the current quarter we continued to see growing demand in the oil and gas market, as well as other core industrial markets, which resulted in higher shipments of instruments, up $11.0 million. This improvement was partially offset by a decline of $4.8 million in shipments of ballistic helmets and vests to military markets.

Net sales for the European segment were $72.5 million for the first quarter of 2012, an increase of $7.7 million, or 12%, compared to $64.8 million for the first quarter of 2011. Local currency sales in Europe increased $10.3 million across most product groups, with the most significant increases in instruments and ballistic helmets, up $6.0 million and $1.3 million, respectively. Unfavorable translation effects of a weaker euro in the current quarter decreased European segment sales, when stated in U.S. dollars, by $2.6 million.

Net sales for the International segment were $83.5 million in the first quarter of 2012, an increase of $2.8 million, or 3%, compared to $80.7 million for the first quarter of 2011. Local currency sales of the International segment increased $5.3 million for the quarter due to strong demand in mining and core industrial markets. Local currency sales increased in most product lines, with the strongest improvements in head protection, instruments, and fire helmets, up $1.9 million, $1.7 million, and $1.4 million, respectively. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $2.5 million, primarily related to a weakening of the South African rand and Brazilian real.

Cost of products sold. Cost of products sold was $166.5 million in the first quarter of 2012, compared to $166.1 million in the first quarter of 2011. Cost of products sold as a percentage of sales was 56.7% for the first quarter of 2012 compared to 60.1% in the first quarter of 2011. The improvement in cost of products sold as a percentage of sales was primarily due to improved pricing, lower manufacturing costs and changes in product mix. In addition, cost of products sold during the first quarter of 2011 included $2.3 million in incremental purchase accounting charges related to the fair value of General Monitors inventory at the acquisition date.

Gross profit. Gross profit for the first quarter of 2012 was $127.0 million, which was $16.6 million, or 15%, higher than gross profit of $110.4 million in the first quarter of 2011. The ratio of gross profit to net sales was 43.3% in the first quarter of 2012 compared to 39.9% in the same quarter last year. The improved gross profit ratio in the current quarter reflects the previously discussed improvements in cost of products sold.

Selling, general and administrative expenses. Selling, general and administrative expenses were $77.1 million during the first quarter of 2012, an increase of $4.1 million, or 6%, compared to $73.0 million in the first quarter of 2011. Selling, general and administrative expenses were 26.3% of net sales in the first quarter of 2012 compared to 26.4% of net sales in the first quarter of 2011. The increase in selling, general and administrative expenses occurred in the North American and International segments, primarily to support the higher sales volumes. Currency exchange decreased first quarter 2012 selling, general and administrative expenses, when stated in U.S. dollars, by $1.2 million.

Research and development expense. Research and development expense was $9.3 million during the first quarter of 2012, a decrease of $1.2 million, or 12%, compared to $10.5 million during the first quarter of 2011. The decrease was primarily related to the timing of research and development project spending.

Restructuring and other charges. We did not incur any restructuring and other charges during the first quarter of 2012. During the first quarter of 2011, we recorded charges of $3.1 million ($2.0 million after tax). European segment charges of $1.7 million related primarily to staff reductions in Germany and the transfer certain production activities to China and the United States. North American segment charges of $0.5 million included costs associated with the relocation of certain administrative and production activities. International segment charges of $0.9 million were primarily severance costs associated with the relocation of our Wuxi, China operations to Suzhou, China.

Interest expense. Interest expense was $3.1 million during the first quarter of 2012, a decrease of $0.3 million, or 8%, compared to $3.4 million in the same quarter last year. The decrease in interest expense was due to lower borrowings on our revolving line of credit and lower interest rates.

Currency exchange losses. Currency exchange losses were $2.4 million in the first quarter of 2012, compared to losses of $0.7 million in the first quarter of 2011. The loss recorded in the first quarter of 2012 related primarily to euro-denominated intercompany balances and the strengthening of the Mexican peso. Exchange losses in the first quarter of 2011 were related primarily to euro-denominated intercompany balances.

Income taxes. The effective tax rate for the first quarter of 2012 was 30.7% compared to 33.9% for the same quarter last year. The lower effective tax rate in the first quarter of 2012 was primarily related to higher taxable income in low tax jurisdictions, particularly in Europe. This benefit was partially offset by the expiration of the U.S. research and development tax credit in 2012.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the first quarter of 2012 was $23.9 million, or $0.65 per basic share, compared to $13.3 million, or $0.36 per basic share, for the same quarter last year.

North American segment net income for the first quarter of 2012 was $16.3 million, an increase of $6.5 million, or 65%, compared to $9.8 million in the first quarter of 2011. The increase in net income was primarily due to the previously-discussed improvements in sales and gross margins, partially offset by higher selling, general and administrative expenses.

The European segment reported net income for the first quarter of 2012 of $5.6 million, an improvement of $4.0 million, compared to net income of $1.6 million during the first quarter of 2011. The improvement in European segment net income in the current quarter was primarily due to increased sales, improved gross profit margins and controlled operating costs. The improvement also reflects the absence of restructuring charges in the current quarter. First quarter 2011 results included after tax restructuring charges of $1.1 million.

International segment net income for the first quarter of 2012 was $8.3 million, an increase of $0.9 million, or 12%, compared to $7.4 million in the same quarter last year. Higher local currency net income was primarily related to higher sales volumes and gross margin growth, partially offset by higher selling expenses. Currency translation effects decreased current quarter International segment net income, when stated in U.S. dollars by approximately $0.6 million.

The loss reported in reconciling items for the first quarter of 2012 was $6.2 million compared to a loss of $5.5 million in the first quarter of 2011. The higher loss in the current quarter was primarily related to higher currency exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

Our main source of liquidity is operating cash flows, supplemented by borrowings to fund working capital requirements and significant transactions. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, and acquisitions. Approximately half of our long-term debt is at fixed interest rates with repayment schedules through 2021. The remainder of our long-term debt is at variable rates, primarily on our unsecured revolving credit facility that is due in 2016. Substantially all of our borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations.

Cash and cash equivalents decreased $3.3 million during the first quarter of 2012, compared to increasing $7.2 million during first quarter of 2011.

Operating activities provided cash of $33.4 million during the first quarter of 2012 compared to $10.6 million during the first quarter of 2011. Improved operating cash flow in the first quarter of 2012 was related to higher net income and lower use of cash for working capital items. The $17.7 million increase in trade receivables during the first quarter of 2012 reflects a $14.7 million increase in local currency balances and a $3.0 million increase due to currency translation effects. The $9.2 million increase in inventories during the first quarter of 2012 reflects a $5.5 million increase in local currency inventories, primarily in North America, and a $3.7 million increase due to currency translation effects. The increases in trade receivables and inventories were related to higher sales and anticipated customer demand.

Investing activities used cash of $7.9 million during the first quarter of 2012, compared to using $7.4 million in the same quarter last year. During the first quarter of 2012 and 2011, we used cash of $8.0 million and $7.4 million, respectively, for capital expenditures. The increase related to production equipment additions in North America.

Financing activities used cash of $30.3 million during the first quarter of 2012, compared to providing $2.6 million during the first quarter of 2011. The change was primarily related to borrowing on our short-term and long-term lines of credit. During the first quarter of 2012 we paid down $21.0 million of debt compared to borrowing $12.4 million in the first quarter of 2011. We paid cash dividends of $9.6 million in the first quarter of 2012 compared to paying $9.1 million in the first quarter of 2011.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at March 31, 2012 resulted in a translation gain of $9.0 million being credited to the cumulative translation adjustments shareholders’ equity account during the first quarter of 2012, compared to a gain of $8.6 million during the same quarter in 2011. The translation gain during the first quarter of 2012 was primarily related to the strengthening of the euro, Mexican peso and South African rand. The translation gain during the first quarter of 2011 was primarily related to the strengthening of the euro.

COMMITMENTS AND CONTINGENCIES

We expect to make net contributions of $4.1 million to our pension plans during 2012.

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.7 million at both March 31, 2012 and December 31, 2011. Single incident product liability expense during the three months ended March 31, 2012 and 2011 was $0.3 million and $0.4 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,418 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Open claims, beginning of period	2,321	1,900
New claims	134	479
Settled and dismissed claims	(37)	(58)

Open claims, end of period	2,418	2,321

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

Our insurance receivables at March 31, 2012 totaled $114.1 million, of which $2.0 million is reported in other current assets and $112.1 million in other non-current assets. Our insurance receivables at December 31, 2011 totaled $112.1 million, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Balance beginning of period	$112.1	$89.0
Additions	7.4	35.6
Collections and settlements	(5.4)	(12.5)

Balance end of period	114.1	112.1

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. There were no uninsured cumulative trauma product liability losses during the three month periods ended March 31, 2012 and 2011.

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

We are currently involved in insurance coverage litigations with various of our insurance carriers.

In 2009, we sued The North River Insurance Company (North River) in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one of its insurance policies by failing to pay amounts owed to us and that it engaged in bad-faith claims handling. We believe that North River’s refusal to indemnify us under the policy for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. The case is currently in discovery.

In 2010, North River sued us in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Allstate Insurance Company (as successor in interest to policies issued by the Northbrook Excess and Surplus Insurance Company). We asserted claims against North River and Allstate for breaches of contract for failures to pay amounts owed to us. We also alleged that North River engaged in bad-faith claims handling. We believe that North River’s and Allstate’s refusals to indemnify us under these policies for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. The case is currently in discovery.

In July 2010, we filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers. In January 2011, the Superior Court of the State of Delaware granted a stay of the lawsuit, pending resolution of the two above-referenced actions in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania. Although those lawsuits have not yet reached conclusion, in March 2012 the Court lifted the stay. The case will proceed to discovery.

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

The more critical judgments and estimates used in the preparation of our financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU updated measurement guidance to improve the comparability of fair value measurements between U.S. GAAP and International Financial Reporting Standards and enhanced disclosure requirements. The most significant change in disclosures is an expansion of information related to fair value measurements categorized within Level 3 of the fair value hierarchy. The adoption of this ASU on January 1, 2012 did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This ASU requires net income and comprehensive income to be presented in either a single continuous statement or in two separate, but consecutive, statements. The ASU eliminates the option of presenting other comprehensive income in the statement of shareholders’ equity. In December 2011, the FASB issued ASU 2011-12, which indefinitely deferred the ASU 2011-5 requirement related to the presentation of reclassification adjustments from accumulated other comprehensive income. The adoption of this ASU on January 1, 2012 did not have a material effect on our results of operations or financial position, but did change the format of the presentation of comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other-Testing Goodwill for Impairment. This ASU reduces the complexity of performing an annual goodwill impairment test by permitting companies to perform an assessment of qualitative factors to determine whether additional goodwill impairment testing is necessary. The adoption of this ASU on January 1, 2012 did not have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rates. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the three months ended March 31, 2012 by approximately $15.6 million and $1.4 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2012, the notional amount of open foreign currency forward contracts was immaterial.

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

Actuarial assumptions. The most significant actuarial assumptions affecting our net periodic pension cost or credit and pension obligations are discount rates, expected returns on plan assets and plan asset valuations. Discount rates and plan asset valuations are point-in-time measures. Expected returns on plan assets are based on our historical returns by asset class. The following table summarizes the impact of changes in significant actuarial assumptions on our December 31, 2011 actuarial valuations.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	+1%	-1%	+1%	-1%	+5%	-5%
(Increase) decrease in net periodic pension credit	$(3,964)	$4,782	$(3,920)	$3,920	$(734)	$734
(Decrease) increase in projected benefit obligations	(47,971)	55,077	—	—	—	—
Increase (decrease) in funded status	47,971	(55,077)	—	—	17,898	(17,898)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2012	—	$—	—	1,426,486
February 1 – February 29, 2012	—	—	—	1,321,221
March 1 – March 31, 2012	—	—	—	1,185,497

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

MINE SAFETY APPLIANCES COMPANY

April 25, 2012	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President—Finance; Duly Authorized Officer and Principal Financial Officer