Form 10-Q
period 2012-06-30
MINE SAFETY APPLIANCES CO
filed 2012-07-25
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

On July 20, 2012 there were 36,965,939 shares of common stock outstanding, not including 810,566 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Net sales	$294,738	$294,733	$588,223	$571,232
Other income, net	8,259	1,159	8,264	1,955

	302,997	295,892	596,487	573,187

Costs and expenses
Cost of products sold	171,612	175,724	338,106	341,826
Selling, general and administrative	77,922	75,716	154,985	148,761
Research and development	10,342	9,440	19,634	19,983
Restructuring and other charges	—	2,027	—	5,114
Interest expense	2,914	3,788	6,063	7,225
Currency exchange (gains) losses	(1,192)	(111)	1,228	555

	261,598	266,584	520,016	523,464

Income before income taxes	41,399	29,308	76,471	49,723
Provision for income taxes	13,120	9,827	23,870	16,746

Net income	28,279	19,481	52,601	32,977
Net (income) loss attributable to noncontrolling interests	(284)	111	(684)	(76)

Net income attributable to Mine Safety Appliances Company	27,995	19,592	51,917	32,901

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.76	$0.53	$1.41	$0.90

Diluted	$0.75	$0.53	$1.39	$0.88

Dividends per common share	$0.28	$0.26	$0.54	$0.51

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net income	$28,279	$19,481	$52,601	$32,977
Foreign currency translation (loss) gain	(12,863)	5,005	(3,499)	13,596

Comprehensive income	15,416	24,486	49,102	46,573
Comprehensive loss (income) attributable to noncontrolling interests	170	50	(596)	51

Comprehensive income attributable to Mine Safety Appliances Company	15,586	24,536	48,506	46,624

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited

(In thousands, except share amounts)	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$65,062	$59,938
Trade receivables, less allowance for doubtful accounts of $7,644 and $7,043	217,291	192,627
Inventories	143,668	141,475
Deferred tax assets	22,601	21,744
Income taxes receivable	13,031	13,769
Prepaid expenses and other current assets	21,789	29,296

Total current assets	483,442	458,849

Property, less accumulated depreciation of $304,741 and $311,272	146,660	145,763
Prepaid pension cost	59,581	58,075
Deferred tax assets	11,426	12,065
Goodwill	256,069	259,084
Other noncurrent assets	181,036	181,216

Total assets	1,138,214	1,115,052

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$8,548	$8,263
Accounts payable	67,665	50,208
Employees’ compensation	34,434	38,400
Insurance and product liability	21,007	15,738
Taxes on income	13,116	3,051
Other current liabilities	55,044	56,110

Total current liabilities	199,814	171,770

Long-term debt	294,011	334,046
Pensions and other employee benefits	124,163	124,310
Deferred tax liabilities	30,333	30,458
Other noncurrent liabilities	14,526	15,057

Total liabilities	662,847	675,641

Commitments and Contingencies
Shareholders’ Equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4 1/2% cumulative, authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock, authorized 1,000,000 shares of $10 par value, none issued	—	—
Common stock, no par value, issued 62,081,391 and 62,081,391 shares, outstanding 36,965,939 and 36,692,590 shares	105,054	97,276
Stock compensation trust, 810,566 and 1,162,784 shares	(4,231)	(6,070)
Treasury shares, at cost, preferred—52,878 and 52,878 shares, common—24,304,886 and 24,226,017 shares	(269,094)	(266,231)
Accumulated other comprehensive loss	(106,595)	(103,184)
Retained earnings	740,323	708,306

Total Mine Safety Appliances Company shareholders’ equity	469,026	433,666
Noncontrolling interests	6,341	5,745

Total shareholders’ equity	475,367	439,411

Total liabilities and shareholders’ equity	1,138,214	1,115,052

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
(In thousands)	2012	2011
Operating Activities
Net income	$52,601	$32,977
Depreciation and amortization	15,911	16,728
Pensions	1,352	(2,448)
Net gain from investing activities – disposal of assets	(7,891)	(254)
Stock-based compensation	5,295	4,643
Deferred income tax provision (benefit)	273	(1,657)
Other noncurrent assets and liabilities	(5,267)	(15,747)
Currency exchange losses	1,228	555
Excess tax (benefit) provision related to stock plans	(1,305)	253
Other, net	(1,317)	636

Operating cash flow before changes in working capital	60,880	35,686

Trade receivables	(25,965)	(11,794)
Inventories	(6,914)	(9,857)
Accounts payable and accrued liabilities	28,233	(3,600)
Income taxes receivable, prepaid expenses and other current assets	8,795	8,245

Decrease (increase) in working capital	4,149	(17,006)

Cash flow from operating activities	65,029	18,680

Investing Activities
Capital expenditures	(17,814)	(14,027)
Property disposals	16,721	889
Other investing	—	333

Cash flow from investing activities	(1,093)	(12,805)

Financing Activities
Proceeds from short-term debt, net	286	24
Proceeds from long-term debt	79,500	42,500
Payments on long-term debt	(119,500)	(27,500)
Cash dividends paid	(19,900)	(18,675)
Company stock purchases	(2,863)	(624)
Exercise of stock options	3,016	268
Excess tax benefit (provision) related to stock plans	1,305	(253)

Cash flow from financing activities	(58,156)	(4,260)

Effect of exchange rate changes on cash	(656)	2,401

Increase in cash and cash equivalents	5,124	4,016
Beginning cash and cash equivalents	59,938	59,760

Ending cash and cash equivalents	65,062	63,776

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

(2) Restructuring and Other Charges

We did not incur any restructuring charges during the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2011, we recorded charges of $2.0 million ($1.3 million after tax) and $5.1 million ($3.3 million after tax), respectively. European segment charges for the six months ended June 30, 2011 of $3.1 million related primarily to staff reductions in Germany, France and Spain and the transfer of certain production activities to China and the United States. North American segment charges for the six months ended June 30, 2011 of $1.1 million included costs associated with the relocation of certain administrative and production activities. International segment charges for the six months ended June 30, 2011 of $0.9 million were related to severance costs associated with the relocation of our Wuxi, China operations to Suzhou, China.

(3) Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss are as follows:

(In thousands)	June 30, 2012	December 31, 2011
Cumulative translation adjustments	$(2,582)	$829
Pension and post-retirement plan adjustments	(104,013)	(104,013)

Accumulated other comprehensive loss	(106,595)	(103,184)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Net income attributable to Mine Safety Appliances Company	$27,995	$19,592	$51,917	$32,901
Preferred stock dividends	(10)	(10)	(20)	(20)

Income available to common equity	27,985	19,582	51,897	32,881
Dividends and undistributed earnings allocated to participating securities	(258)	(213)	(519)	(355)

Income available to common shareholders	27,727	19,369	51,378	32,526

Basic earnings per common share	$0.76	$0.53	$1.41	$0.90

Diluted earnings per common share	$0.75	$0.53	$1.39	$0.88

Basic shares outstanding	36,590	36,217	36,486	36,191
Stock options and other stock compensation	491	637	500	634

Diluted shares outstanding	37,081	36,854	36,986	36,825

Antidilutive stock options	410	730	410	730

(5) Segment Information

We are organized into geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended June 30, 2012
Sales to external customers	$145,300	$67,324	$82,114	$—	$294,738
Intercompany sales	31,273	25,733	5,322	(62,328)	—
Net income attributable to Mine Safety Appliances Company	20,279	2,134	3,619	1,963	27,995
Six Months Ended June 30, 2012
Sales to external customers	$282,784	$139,790	$165,649	$—	$588,223
Intercompany sales	57,891	50,642	9,868	(118,401)	—
Net income (loss) attributable to Mine Safety Appliances Company	36,536	7,755	11,884	(4,258)	51,917
Three Months Ended June 30, 2011
Sales to external customers	$137,691	$74,868	$82,174	$—	$294,733
Intercompany sales	25,917	30,311	4,359	(60,587)	—
Net income (loss) attributable to Mine Safety Appliances Company	16,111	2,094	6,466	(5,079)	19,592
Six Months Ended June 30, 2011
Sales to external customers	$268,607	$139,707	$162,918	$—	$571,232
Intercompany sales	50,460	58,698	8,017	(117,175)	—
Net income (loss) attributable to Mine Safety Appliances Company	25,934	3,681	13,843	(10,557)	32,901

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit cost (credit) consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Three months ended June 30
Service cost	$2,436	$2,165	$174	$218
Interest cost	4,789	4,876	316	435
Expected return on plan assets	(8,101)	(8,542)	—	—
Amortization of transition amounts	1	1	—	—
Amortization of prior service cost	76	26	(114)	(113)
Recognized net actuarial losses	1,476	288	132	213

Net periodic benefit cost (credit)	677	(1,186)	508	753

Six months ended June 30
Service cost	$4,872	$4,329	$348	$436
Interest cost	9,578	9,751	632	870
Expected return on plan assets	(16,202)	(17,068)	—	—
Amortization of transition amounts	2	2	—	—
Amortization of prior service cost	152	52	(228)	(227)
Recognized net actuarial losses	2,950	486	264	426

Net periodic benefit cost (credit)	1,352	(2,448)	1,016	1,505

We made contributions of $2.0 million to our pension plans during the six months ended June 30, 2012. We expect to make total contributions of approximately $4.1 million to our pension plans in 2012.

(7) Goodwill and Intangible Assets

Changes in goodwill during the six months ended June 30, 2012 were as follows:

(In thousands)	Goodwill
Net balance at January 1	$259,084
Disposals	(1,800)
Currency translation	(1,215)

Net balance at June 30	256,069

At June 30, 2012, goodwill of approximately $196.5 million, $56.8 million, and $2.8 million related to the North American, European, and International reporting units, respectively.

Changes in intangible assets, net of accumulated amortization (which are reported in other noncurrent assets) during the six months ended June 30, 2012 were as follows:

(In thousands)	Intangibles
Net balance at January 1	$47,119
Amortization expense	(2,219)
Currency translation	(110)

Net balance at June 30	44,790

(8) Inventories

(In thousands)	June 30, 2012	December 31, 2011
Finished products	$69,255	$65,687
Work in process	15,471	17,000
Raw materials and supplies	58,942	58,788

Total inventories	143,668	141,475

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

Stock compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30
(In thousands)	2012	2011	2012	2011
Stock compensation expense	$2,377	$1,957	$5,295	$4,643
Income tax benefit	886	664	1,934	1,534

Stock compensation expense, net of income tax benefit	1,491	1,293	3,361	3,109

A summary of stock option activity for the six months ended June 30, 2012 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,818,640	$30.94
Granted	196,469	37.33
Exercised	(166,752)	18.09
Expired	(5,093)	43.33

Outstanding at June 30	1,843,264	32.75

Exercisable at June 30	1,156,570	33.93

A summary of restricted stock activity for the six months ended June 30, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	512,254	$25.66
Granted	121,619	37.46
Vested	(203,874)	20.16
Forfeited	(5,427)	26.33

Unvested at June 30	424,572	31.67

A summary of performance stock unit activity for the six months ended June 30, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	125,443	$25.27
Granted	50,428	36.69
Performance adjustments	(1,466)	17.83
Vested	(46,206)	17.83

Unvested at June 30	128,199	32.53

(10) Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses. The notional amount of open forward contracts at June 30, 2012 was $16.6 million. The unrealized gain on these contracts was immaterial.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	June 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts:
Prepaid expenses and other current assets	$212	$—
Other current liabilities	2	50

The following table presents the income statement location and impact of derivative financial instruments:

		(Gain) Loss Recognized in Income
		Six Months Ended June 30,
(In thousands)	Income Statement Location	2012	2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Currency exchange (gains) losses	$(32)	$(225)

(11) Income Taxes

At June 30, 2012, we had a gross liability for unrecognized tax benefits of $12.8 million. We have recognized tax benefits associated with these liabilities of $11.4 million at June 30, 2012. These balances are unchanged since December 31, 2011. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $1.1 million at June 30, 2012.

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

(13) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At June 30, 2012, the reported carrying amount of our fixed rate long-term debt (including the current portion) was $168.0 million and the fair value was $177.2 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of June 30, 2012. Accordingly, the fair value of fixed rate long-term debt is classified within Level 2 of the fair value hierarchy.

(14) Assets Held for Sale

Certain assets related to detector tube manufacturing are classified as held for sale at June 30, 2012. These assets are reported in the following balance sheet lines:

(In millions)	June 30, 2012
Inventory	$1.9
Property, net of depreciation	0.3

Total assets	2.2

The potential impact of the sale of detector tube assets is not expected to be material to net income or earnings per share.

(15) Contingencies

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.6 million at June 30, 2012 and $4.7 million at December 31, 2011. Single incident product liability expense during the six months ended June 30, 2012 and 2011 was $0.6 million and $0.7 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,567 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Open claims, beginning of period	2,321	1,900
New claims	337	479
Settled and dismissed claims	(91)	(58)

Open claims, end of period	2,567	2,321

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

Our insurance receivables at June 30, 2012 totaled $116.0 million, of which $2.0 million is reported in other current assets and $114.0 million in other non-current assets. Our insurance receivables at December 31, 2011 totaled $112.1 million, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Balance beginning of period	$112.1	$89.0
Additions	13.7	35.6
Collections and settlements	(9.8)	(12.5)

Balance end of period	116.0	112.1

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma losses were $5.9 million during the six months ended June 30, 2012. There were no uninsured cumulative trauma product liability losses during the six month periods ended June 30, 2011.

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

In July 2010, we filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers. In January 2011, the Superior Court of the State of Delaware granted a stay of the lawsuit, pending resolution of the two above-referenced actions in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania. Although those lawsuits have not yet reached conclusion, in March 2012 the Court lifted the stay. The case will proceed to discovery. We have resolved our claims against certain of our insurance carriers on some of their policies through negotiated settlements. When settlement is reached, we dismiss the settling carrier from this action in Delaware.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This ASU requires net income and comprehensive income to be presented in either a single continuous statement or in two separate, but consecutive, statements. The ASU eliminates the option of presenting other comprehensive income in the statement of shareholders’ equity. In December 2011, the FASB issued ASU 2011-12, which indefinitely deferred the ASU 2011-5 requirement related to the presentation of reclassification adjustments from accumulated other comprehensive income. The adoption of ASU 2011-05 on January 1, 2012 did not have a material effect on our results of operations or financial position, but did change the format of the presentation of comprehensive income.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net sales. Net sales for the three months ended June 30, 2012 were steady at $294.7 million. Improvements in local currency sales were offset by the unfavorable translation effects of weaker European and International currencies when stated in U.S. dollars.

	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2012	2011
North America	$145.3	$137.7	$7.6	6%
Europe	67.3	74.9	(7.6)	(10%)
International	82.1	82.2	(0.1)	—

Net sales by the North American segment were $145.3 million for the second quarter of 2012, an increase of $7.6 million, or 6%, compared to $137.7 million for the second quarter of 2011. During the current quarter, we continued to see growing demand in the oil and gas market, as well as other core industrial markets, which resulted in higher shipments of instruments and head protection, up $10.6 million and $1.6 million, respectively. These increases were partially offset by a $5.0 million decrease in shipments of ballistic vests and Advanced Combat Helmets (ACH) to the military. We divested our ballistic vest and North American ACH businesses during the fourth quarter of 2011 and the second quarter of 2012, respectively.

Net sales for the European segment were $67.3 million for the second quarter of 2012, a decrease of $7.6 million, or 10%, compared to $74.9 million for the second quarter of 2011. Local currency sales in Europe increased $0.2 million, reflecting modest improvements in fire helmet sales mostly offset by weakness in core industrial and military markets. The unfavorable translation effects of a weaker euro in the current quarter decreased European segment sales, when stated in U.S. dollars, by $7.8 million.

Net sales for the International segment were $82.1 million in the second quarter of 2012, a decrease of $0.1 million, compared to $82.2 million for the second quarter of 2011. Local currency sales in the International segment increased $7.4 million in the current quarter due to strong demand in mining and core industrial markets. Local currency sales increased in most product lines, with the strongest improvements in SCBAs, head protection, and eye and face protection, up $4.3 million, $1.5 million, and $1.5 million, respectively. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $7.5 million, primarily related to a weaker Australian dollar, Brazilian real, and South African rand.

Other income. Other income for the second quarter of 2012 was $8.3 million, an increase of $7.1 million, compared to $1.2 million for the second quarter of 2011. The increase was primarily related to a gain of $5.7 million on the sale of land in our Cranberry Woods office park during the current quarter.

Cost of products sold. Cost of products sold was $171.6 million in the second quarter of 2012, compared to $175.7 million in the second quarter of 2011. Cost of products sold as a percentage of sales was 58.2% in the second quarter of 2012 compared to 59.6% in the second quarter of 2011. The improvement in cost of products sold as a percentage of sales was primarily due to improved pricing, lower manufacturing costs, and changes in product mix.

Gross profit. Gross profit for the second quarter of 2012 was $123.1 million, which was $4.1 million, or 3%, higher than gross profit of $119.0 million in the second quarter of 2011. The ratio of gross profit to net sales was 41.8% in the second quarter of 2012 compared to 40.4% in the same quarter last year. The improved gross profit ratio in the current quarter reflects the previously discussed improvements in costs of products sold.

Selling, general and administrative expenses. Selling, general and administrative expenses were $77.9 million during the second quarter of 2012, an increase of $2.2 million, or 3%, compared to $75.7 million in the second quarter of 2011. Selling, general and administrative expenses were 26.4% of net sales in the second quarter of 2012 compared to 25.7% in the second quarter of 2011. Local currency selling, general and administrative expenses increased $6.2 million in the current quarter, primarily in North America to support higher sales volumes. Currency translation effects decreased current quarter selling, general and administrative expenses, when stated in U.S. dollars, by $4.0 million, primarily related to the weakening of the euro, Australian dollar, Brazilian real, and South African rand.

Research and development expense. Research and development expense was $10.3 million during the second quarter of 2012, an increase of $0.9 million, or 10%, compared to $9.4 million during the second quarter of 2011. This increase was primarily related to the timing of research and development project spending.

Restructuring and other charges. We did not incur any restructuring and other charges during the second quarter of 2012. During the second quarter of 2011, we recorded charges of $2.0 million ($1.3 million after tax). European segment charges of $1.4 million related primarily to staff reductions in Germany, France, and Spain and the transfer certain production activities to China and the United States. North American segment charges of $0.6 million included costs associated with the relocation of certain administrative and production activities.

Interest expense. Interest expense was $2.9 million during the second quarter of 2012, a decrease of $0.9 million, or 23%, compared to $3.8 million in the same quarter last year. The decrease in interest expense was due to lower borrowing on our revolving line of credit and lower interest rates.

Currency exchange. Currency exchange gains were $1.2 million in the second quarter of 2012, compared to gains of $0.1 million in the second quarter of 2011. Currency exchange gains in the current quarter were mostly unrealized and related primarily to euro-denominated inter-company balances and the weakening of the Mexican peso.

Income taxes. The effective tax rate for the second quarter of 2012 was 31.7% compared to 33.5% for the same quarter last year. The lower effective tax rate in the second quarter of 2012 was primarily related to the higher proportion of income in lower tax jurisdictions. This benefit was partially offset by the expiration of the U.S. research and development tax credit at the end of 2011.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the second quarter of 2012 was $28.0 million, or $0.76 per basic share, an increase of $8.4 million, or 43%, compared to $19.6 million, or $0.53 per basic share, for the same quarter last year.

North American segment net income for the second quarter of 2012 was $20.3 million, an increase of $4.2 million, or 26%, compared to $16.1 million in the second quarter of 2011. The increase in North American segment net income reflects higher sales, gross profits, and a gain on the sale of our North American ballistic helmet business, partially offset by higher research and development and selling, general, and administrative expenses.

European segment net income was $2.1 million for the second quarters of 2012 and 2011. Local currency net income in Europe increased $0.2 million in the current quarter, reflecting lower restructuring charges partially offset by increased research and development and selling, general, and administrative costs. Currency translation effects decreased current quarter European segment net income, when stated in U.S. dollars, by $0.2 million.

International segment net income for the second quarter of 2012 was $3.6 million, a decrease of $2.9 million, or 44%, compared to $6.5 million in the same quarter last year. Lower local currency net income of $1.9 million was primarily related to lower gross profits and higher research and development spending. Currency translation effects decreased current quarter International segment net income, when stated in U.S. dollars, by $1.0 million, primarily reflecting a weaker Australian dollar and Brazilian real.

Net income reported in reconciling items for the second quarter of 2012 was $2.0 million compared to a net loss of $5.1 million in the second quarter of 2011. Improved net income in the second quarter of 2012 was primarily related to a gain on sale of land in our Cranberry Woods office park, higher currency exchange gains, and lower interest expense.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net sales. Net sales for the six months ended June 30, 2012 were $588.2 million, an increase of $17.0 million, or 3%, compared with $571.2 million for the six months ended June 30, 2011.

	Six Months Ended June 30,		Dollar Increase	Percent Increase
(In millions)	2012	2011
North America	$282.8	$268.6	$14.2	5%
Europe	139.8	139.7	0.1	–
International	165.6	162.9	2.7	2%

Net sales by the North American segment were $282.8 million for the six months ended June 30, 2012, an increase of $14.2 million, or 5%, compared to $268.6 million for the same period in 2011. During the six months ended June 30, 2012, we continued to see growth in the oil and gas markets, as well as other core industrial markets. Shipments of instruments and head protection were up $21.6 million and $3.6 million, respectively. These increases were partially offset by a $9.8 million decrease in shipments of ballistic helmets and vests to military markets. We divested our ballistic vest and North American ACH businesses during the fourth quarter of 2011 and the second quarter of 2012, respectively.

Net sales for the European segment were $139.8 million for the six months ended June 30, 2012, an increase of $0.1 million, compared to $139.7 million for the same period in 2011. Local currency sales increased $10.4 million, reflecting higher shipments of instruments, fire helmets, and respirators, up $4.1 million, $3.4 million, and $1.9 million, respectively. The translation effects of a weaker euro in the first half of 2012 decreased European segment sales, when stated in U.S. dollars, by $10.3 million.

Net sales for the International segment were $165.6 million for the six months ended June 30, 2012, an increase of $2.7 million, or 2%, compared to $162.9 million for the same period in 2011. Local currency sales in the International segment increased $12.6 million during the six months ended June 30, 2011. Growth in the fire service markets in China and Latin America lead an increase in sales of SCBAs of $4.5 million. In addition, sales of head protection and eye and face protection improved by $3.5 million and $2.4 million, respectively. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $9.9 million, primarily related to a weaker Australian dollar, South African rand, and Brazilian real.

Other income. Other income for the six months ended June 30, 2012 was $8.3 million, an increase of $6.3 million, compared to $2.0 million for the same period in 2011. The increase was primarily related to a gain of $5.7 million on the sale of land in our Cranberry Woods office park during the second quarter of 2012.

Cost of products sold. Cost of products sold was $338.1 million for the six months ended June 30, 2012, compared to $341.8 million for the same period in 2011. Cost of products sold as a percentage of sales was 57.5% in the six months ended June 30, 2012 and 59.8% for the same period last year. The decrease in cost of products sold in relation to sales was primarily due to improved pricing, lower manufacturing costs, and changes in product mix.

Gross profit. Gross profit for the six months ended June 30, 2012 was $250.1 million, which was $20.7 million, or 9%, higher than gross profit of $229.4 million for the same period in 2011. The ratio of gross profits to net sales was 42.5% during the six months ended June 30, 2012, compared to 40.2% for the same period last year. The higher gross profit ratio during the six months ended June 30, 2012 was primarily related to the previously discussed improvements in cost of products sold.

Selling, general and administrative expenses. Selling, general and administrative expenses were $155.0 million during the six months ended June 30, 2012, an increase of $6.2 million, or 4%, compared to $148.8 million during the same period in 2011. Selling, general and administrative expenses were 26.3% of net sales for the six months ended June 30, 2012, compared to 26.0% of net sales for the same period in 2011. Local currency selling, general and administrative expenses increased $11.5 million, with increases in all three segments, primarily to support higher sales volumes. Currency translation effects decreased selling, general and administrative expenses for the six months ended June 30, 2012, when stated in U.S. dollars, by $5.3 million, primarily related to a weaker euro, Australian dollar, Brazilian real, and South African rand.

Restructuring and other charges. We did not incur any restructuring charges during the six months ended June 30, 2012. During the six months ended June 30, 2011, we recorded charges of $5.1 million ($3.3 million after tax). European segment charges for the six months ended June 30, 2011 of $3.1 million related primarily to staff reductions in Germany, France, and Spain and the transfer of certain production activities to China and the United States. North American segment charges for the six months ended June 30, 2011 of $1.1 million included costs associated with the relocation of certain administrative and production activities. International segment charges for the six months ended June 30, 2011 of $0.9 million were related to costs associated with the relocation of our Wuxi, China operations to Suzhou, China.

Interest expense. Interest expense was $6.1 million during the six months ended June 30, 2012, a decrease of $1.1 million, or 16%, compared to $7.2 million during the same period last year. The decrease in interest expense was due to lower borrowing on our revolving line of credit and lower interest rates.

Currency exchange. Currency exchange losses were $1.2 million during the six months ended June 30, 2012, compared to losses of $0.6 million during the same period in 2011. Currency exchange losses in both periods related primarily to euro-denominated inter-company balances.

Income taxes. The effective tax rate for the six months ended June 30, 2012 was 31.2% compared to 33.7% for the same period last year. The lower effective tax rate in the first half of 2012 was primarily related to a higher proportion of income in lower tax jurisdictions. This benefit was partially offset by the expiration of the U.S. research and development tax credit at the end of 2011.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the six months ended June 30, 2012 was $51.9 million, or $1.41 per basic share, an increase of $19.0 million, or 58%, compared to $32.9 million, or $0.90 per basic share, for the same period last year.

North American segment net income for the six months ended June 30, 2012 was $36.5 million, an increase of $10.6 million, or 41%, compared to $25.9 million for the same period last year. The increase in North American segment net income reflects higher sales and gross profits, lower research and development spending, and a gain on the sale of our North American ballistic helmet business, partially offset by higher selling, general, and administrative expenses.

European segment reported net income for the six months ended June 30, 2012 of $7.8 million, an improvement of $4.1 million, or 111%, compared to $3.7 million during the same period in 2011. Local currency net income increased by $4.3 million, reflecting improved gross profits and lower restructuring charges. Currency translation effects decreased European segment net income, when stated in U.S. dollars, by $0.2 million, primarily reflecting a weaker euro.

International segment net income for the six months ended June 30, 2012 was $11.9 million, a decrease of $1.9 million, or 14%, compared to $13.8 million in the same period last year. Currency translation effects decreased current period International segment net income, when stated in U.S. dollars, by approximately $1.5 million, primarily due a weaker Brazilian real and South African rand. Local currency net income decreased $0.4 million, reflecting higher operating expenses, partially offset by higher gross profits.

The net loss reported in reconciling items for the six months ended June 30, 2012 was $4.3 million compared to a net loss of $10.6 million for the same period last year. The improvement during the six months ended June 30, 2012 reflects a gain on sale of land in our Cranberry Woods office park and lower interest expense.

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

Cash and cash equivalents increased $5.1 million during the six months ended June 30, 2012, compared to increasing $4.0 million during the same period in 2011.

Operating activities provided cash of $65.0 million during the six months ended June 30, 2012, compared to providing cash of $18.7 million during the same period in 2011. Significantly improved operating cash flow in 2012 is primarily related to higher net income, lower use of cash to fund other non-current assets and liabilities, and improved performance related to working capital items. Trade receivables were $217.3 million at June 30, 2012, compared to $192.6 million at December 31, 2011. Inventories were $143.7 million at June 30, 2012, compared to $141.5 million at December 31, 2011. Accounts payable were $67.7 million at June 30, 2012, compared to $50.2 million at December 31, 2011. The $24.7 million increase in trade receivables reflects a $26.0 million increase in local currency balances, and a $1.3 million decrease due to currency translation effects. The change in inventories includes a reduction of $3.4 million related to the sale of our North American ballistic helmet business. Excluding this change, local currency inventories increased $6.9 million, primarily in Europe, partially offset by a $1.3 million decrease due to currency translation effects. The $17.5 million increase in accounts payable occurred primarily in North America and reflects our ongoing initiative to improve working capital cash flow. The increases in trade receivables and inventories reflect increased sales and anticipated growth in customer demand.

Investing activities used cash of $1.1 million during the six months ended June 30, 2012, compared to using $12.8 million in the same period last year. During the six months ended June 30, 2012 and 2011, we used cash of $17.8 million and $14.0 million, respectively, for property additions, primarily machinery and equipment. Higher cash provided from asset disposals in 2012 related primarily to the sale of our North American ballistic helmet business and land in our Cranberry Woods Office Park.

Financing activities used cash of $58.2 million during the six months ended June 30, 2012, compared to using $4.3 million during the same period in 2011. The change was primarily related to borrowing on our long-term line of credit. During the first half of 2012, we made payments on long-term debt of $40.0 million compared to borrowing of $15.0 million in the first half of 2011. We paid cash dividends of $19.9 million in the first half of 2012 compared to $18.7 million in the first half of 2011.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at June 30, 2012 resulted in a translation loss of $3.4 million being charged to the cumulative translation adjustments shareholders’ equity account during the six months ended June 30, 2012, compared to a gain of $13.6 million during the same period in 2011. The loss during the first half of 2012 was related to the weakening of the euro, Brazilian real, and South African rand. The translation gain during the first half of 2011 was primarily related to the strengthening of the euro.

COMMITMENTS AND CONTINGENCIES

We made contributions of $2.0 million to our pension plans during the six months ended June 30, 2012. We expect to make total contributions of approximately $4.1 million to our pension plans in 2012.

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.6 million at June 30, 2012 and $4.7 million at December 31, 2011. Single incident product liability expense during the six months ended June 30, 2012 and 2011 was $0.6 million and $0.7 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,567 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Open claims, beginning of period	2,321	1,900
New claims	337	479
Settled and dismissed claims	(91)	(58)

Open claims, end of period	2,567	2,321

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

Our insurance receivables at June 30, 2012 totaled $116.0 million, of which $2.0 million is reported in other current assets and $114.0 million in other non-current assets. Our insurance receivables at December 31, 2011 totaled $112.1 million, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Balance beginning of period	$112.1	$89.0
Additions	13.7	35.6
Collections and settlements	(9.8)	(12.5)

Balance end of period	116.0	112.1

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma losses were $5.9 million during the six months ended June 30, 2012. There were no uninsured cumulative trauma product liability losses during the six month periods ended June 30, 2011.

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

In July 2010, we filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers. In January 2011, the Superior Court of the State of Delaware granted a stay of the lawsuit, pending resolution of the two above-referenced actions in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania. Although those lawsuits have not yet reached conclusion, in March 2012 the Court lifted the stay. The case will proceed to discovery. We have resolved our claims against certain of our insurance carriers on some of their policies through negotiated settlements. When settlement is reached, we dismiss the settling carrier from this action in Delaware.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This ASU requires net income and comprehensive income to be presented in either a single continuous statement or in two separate, but consecutive, statements. The ASU eliminates the option of presenting other comprehensive income in the statement of shareholders’ equity. In December 2011, the FASB issued ASU 2011-12, which indefinitely deferred the ASU 2011-5 requirement related to the presentation of reclassification adjustments from accumulated other comprehensive income. The adoption of ASU 2011-05 on January 1, 2012 did not have a material effect on our results of operations or financial position, but did change the format of the presentation of comprehensive income.

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

Currency exchange rates. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the six months ended June 30, 2012 by approximately $30.5 million and $2.0 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2012, we had open foreign currency forward contracts with a U.S. dollar notional value of $16.6 million. A hypothetical 10% increase in June 30, 2012 forward exchange rates would result in a $1.7 million increase in the fair value of these contracts.

Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of industrial development debt, these financial instruments are reported at carrying values that approximate fair values.

We have $168.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $3.1 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	+1%	-1%	+1%	-1%	+5%	-5%
(Increase) decrease in net periodic pension credit	$(3,964)	$4,782	$(3,920)	$3,920	$(734)	$734
(Decrease) increase in projected benefit obligations	(47,971)	55,077	—	—	—	—
Increase (decrease) in funded status	47,971	(55,077)	—	—	17,898	(17,898)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2012	—	$—	—	1,146,967
May 1 – May 31, 2012	1,141	39.57	—	1,185,497
June 1 – June 30, 2012	10,662	39.89	—	1,210,244

In November 2005, the Board of Directors authorized the purchase of up to $100 million of common stock from time-to-time in private transactions and on the open market. The share purchase program has no expiration date. The maximum shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.

We do not have any other share repurchase programs.

Shares purchases during the quarter related to stock compensation transactions.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. (S)1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINE SAFETY APPLIANCES COMPANY

July 25, 2012	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President—Finance; Duly Authorized Officer and Principal Financial Officer