Form 10-Q
period 2012-09-30
MINE SAFETY APPLIANCES CO
filed 2012-10-24
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

On October 19, 2012 there were 36,962,737 shares of common stock outstanding, not including 810,466 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Net sales	$286,567	$298,241	$874,790	$869,473
Other income, net	169	2,398	8,433	4,353

	286,736	300,639	883,223	873,826

Costs and expenses
Cost of products sold	164,313	177,353	502,419	519,179
Selling, general and administrative	81,606	78,621	236,591	227,382
Research and development	10,073	9,663	29,707	29,646
Restructuring and other charges	—	1,004	—	6,118
Interest expense	2,797	3,198	8,860	10,423
Currency exchange losses, net	617	431	1,845	986

	259,406	270,270	779,422	793,734

Income before income taxes	27,330	30,369	103,801	80,092
Provision for income taxes	7,680	10,188	31,550	26,934

Net income	19,650	20,181	72,251	53,158
Net income attributable to noncontrolling interests	(417)	(209)	(1,101)	(285)

Net income attributable to Mine Safety Appliances Company	19,233	19,972	71,150	52,873

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.52	$0.54	$1.93	$1.44

Diluted	$0.51	$0.54	$1.90	$1.42

Dividends per common share	$0.28	$0.26	$0.82	$0.77

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net income	$19,650	$20,181	$72,251	$53,158
Foreign currency translation gain (loss)	4,814	(24,303)	1,315	(10,707)

Comprehensive income (loss)	24,464	(4,122)	73,566	42,451
Comprehensive (income) loss attributable to noncontrolling interests	(322)	1,064	(918)	1,115

Comprehensive income (loss) attributable to Mine Safety Appliances Company	24,142	(3,058)	72,648	43,566

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited

(In thousands, except share amounts)	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$74,456	$59,938
Trade receivables, less allowance for doubtful accounts of $7,439 and $7,043	214,930	192,627
Inventories	142,825	141,475
Deferred tax assets	23,894	21,744
Income taxes receivable	8,272	13,769
Prepaid expenses and other current assets	20,617	29,296

Total current assets	484,994	458,849

Property, less accumulated depreciation of $305,243 and $311,272	146,835	145,763
Prepaid pension cost	60,398	58,075
Deferred tax assets	12,395	12,065
Goodwill	257,087	259,084
Other noncurrent assets	185,879	181,216

Total assets	1,147,588	1,115,052

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$726	$8,263
Accounts payable	61,233	50,208
Employees’ compensation	43,665	38,400
Insurance and product liability	13,666	15,738
Taxes on income	5,555	3,051
Other current liabilities	57,360	56,110

Total current liabilities	182,205	171,770

Long-term debt	304,000	334,046
Pensions and other employee benefits	125,899	124,310
Deferred tax liabilities	30,398	30,458
Other noncurrent liabilities	14,465	15,057

Total liabilities	656,967	675,641

Commitments and contingencies (Note 15)
Shareholders’ Equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4 1/2% cumulative—authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock—authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock, no par value, issued 62,081,391 and 62,081,391 shares, outstanding 36,962,737 and 36,692,590 shares	106,656	97,276
Stock compensation trust—810,466 and 1,162,784 shares	(4,231)	(6,070)
Treasury shares, at cost, preferred—52,878 and 52,878 shares, common—24,308,188 and 24,226,017 shares	(269,179)	(266,231)
Accumulated other comprehensive loss	(102,052)	(103,184)
Retained earnings	749,195	708,306

Total Mine Safety Appliances Company shareholders’ equity	483,958	433,666
Noncontrolling interests	6,663	5,745

Total shareholders’ equity	490,621	439,411

Total liabilities and shareholders’ equity	1,147,588	1,115,052

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
(In thousands)	2012	2011
Operating Activities
Net income	$72,251	$53,158
Depreciation and amortization	24,057	24,886
Pensions	2,029	(3,782)
Net gain from investing activities – disposal of assets	(7,812)	(2,299)
Stock-based compensation	6,898	6,256
Deferred income tax provision (benefit)	999	(1,325)
Other noncurrent assets and liabilities	(10,556)	(24,270)
Currency exchange losses, net	1,845	986
Excess tax (benefit) provision related to stock plans	(1,305)	251
Other, net	(2,135)	(7)

Operating cash flow before changes in working capital	86,271	53,854

Trade receivables	(22,072)	(11,139)
Inventories	(4,646)	(13,095)
Accounts payable and accrued liabilities	14,371	1,144
Income taxes receivable, prepaid expenses and other current assets	15,110	7,642

Decrease (increase) in working capital	2,763	(15,448)

Cash flow from operating activities	89,034	38,406

Investing Activities
Capital expenditures	(24,949)	(21,330)
Property disposals	16,801	3,145
Other investing	—	333

Cash flow from investing activities	(8,148)	(17,852)

Financing Activities
Proceeds from short-term debt, net	449	385
Proceeds from long-term debt	137,500	93,500
Payments on long-term debt	(175,500)	(85,500)
Cash dividends paid	(30,261)	(28,210)
Company stock purchases	(2,948)	(626)
Exercise of stock options	3,016	752
Excess tax benefit (provision) related to stock plans	1,305	(251)

Cash flow from financing activities	(66,439)	(19,950)

Effect of exchange rate changes on cash	71	(1,542)

Increase (decrease) in cash and cash equivalents	14,518	(938)
Beginning cash and cash equivalents	59,938	59,760

Ending cash and cash equivalents	74,456	58,822

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

(2) Restructuring and Other Charges

We did not incur any restructuring charges during the three and nine months ended September 30, 2012.

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

(3) Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2012	December 31, 2011
Cumulative translation adjustments	$1,961	$829
Pension and post-retirement plan adjustments	(104,013)	(104,013)

Accumulated other comprehensive loss	(102,052)	(103,184)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Net income attributable to Mine Safety Appliances Company	$19,233	$19,972	$71,150	$52,873
Preferred stock dividends	(10)	(10)	(30)	(30)

Income available to common equity	19,223	19,962	71,120	52,843
Dividends and undistributed earnings allocated to participating securities	(172)	(217)	(691)	(572)

Income available to common shareholders	19,051	19,745	70,429	52,271

Basic earnings per common share	$0.52	$0.54	$1.93	$1.44

Diluted earnings per common share	$0.51	$0.54	$1.90	$1.42

Basic shares outstanding	36,633	36,236	36,535	36,206
Stock options and other stock compensation	422	563	474	611

Diluted shares outstanding	37,055	36,799	37,009	36,817

Antidilutive stock options	943	896	943	896

(5) Segment Information

We are organized into five geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended September 30, 2012
Sales to external customers	$133,944	$67,660	$84,963	$—	$286,567
Intercompany sales	30,829	23,735	4,902	(59,466)	—
Net income (loss) attributable to Mine Safety Appliances Company	15,100	2,039	6,016	(3,922)	19,233
Nine Months Ended September 30, 2012
Sales to external customers	$416,728	$207,450	$250,612	$—	$874,790
Intercompany sales	88,720	74,377	14,770	(177,867)	—
Net income (loss) attributable to Mine Safety Appliances Company	51,636	9,794	17,900	(8,180)	71,150
Three Months Ended September 30, 2011
Sales to external customers	$143,547	$71,696	$82,998	$—	$298,241
Intercompany sales	26,077	27,515	5,703	(59,295)	—
Net income (loss) attributable to Mine Safety Appliances Company	18,839	1,859	6,666	(7,392)	19,972
Nine Months Ended September 30, 2011
Sales to external customers	$412,154	$211,403	$245,916	$—	$869,473
Intercompany sales	76,537	86,213	13,720	(176,470)	—
Net income (loss) attributable to Mine Safety Appliances Company	44,773	5,540	20,509	(17,949)	52,873

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Postretirement Benefits

Components of net periodic benefit cost (credit) consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Three months ended September 30
Service cost	$2,437	$2,162	$174	$218
Interest cost	4,793	4,876	316	436
Expected return on plan assets	(8,099)	(8,507)	—	—
Amortization of transition amounts	—	1	—	—
Amortization of prior service cost	73	26	(114)	(114)
Recognized net actuarial losses	1,473	108	132	213

Net periodic benefit cost (credit)	677	(1,334)	508	753

Nine months ended September 30
Service cost	$7,309	$6,491	$522	$654
Interest cost	14,371	14,627	948	1,306
Expected return on plan assets	(24,301)	(25,575)	—	—
Amortization of transition amounts	2	3	—	—
Amortization of prior service cost	225	78	(342)	(341)
Recognized net actuarial losses	4,423	594	396	639

Net periodic benefit cost (credit)	2,029	(3,782)	1,524	2,258

We made contributions of $3.0 million to our pension plans during the nine months ended September 30, 2012. We expect to make total contributions of approximately $4.1 million to our pension plans in 2012.

(7) Goodwill and Intangible Assets

Changes in goodwill during the nine months ended September 30, 2012 were as follows:

(In thousands)	Goodwill
Net balance at January 1	$259,084
Disposals	(1,800)
Currency translation	(197)

Net balance at September 30	257,087

At September 30, 2012, goodwill of $196.5 million, $57.8 million, and $2.8 million related to the North American, European, and International reportable segments, respectively.

Changes in intangible assets, net of accumulated amortization (which are reported in other noncurrent assets) during the nine months ended September 30, 2012 were as follows:

(In thousands)	Intangibles
Net balance at January 1	$47,119
Amortization expense	(3,324)
Currency translation	(54)

Net balance at September 30	43,741

(8) Inventories

(In thousands)	September 30, 2012	December 31, 2011
Finished products	$72,266	$65,687
Work in process	16,016	17,000
Raw materials and supplies	54,543	58,788

Total inventories	142,825	141,475

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

Stock compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Stock compensation expense	$1,603	$1,613	$6,898	$6,256
Income tax benefit	589	595	2,522	2,129

Stock compensation expense, net of income tax benefit	1,014	1,018	4,376	4,127

A summary of stock option activity for the nine months ended September 30, 2012 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,818,640	$30.94
Granted	196,469	37.33
Exercised	(166,752)	18.09
Expired	(5,093)	43.33

Outstanding at September 30	1,843,264	32.75

Exercisable at September 30	1,156,570	33.93

A summary of restricted stock activity for the nine months ended September 30, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	512,254	$25.66
Granted	121,719	37.45
Vested	(207,679)	20.34
Forfeited	(6,954)	27.23

Unvested at September 30	419,340	31.69

A summary of performance stock unit activity for the nine months ended September 30, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	125,443	$25.27
Granted	50,428	36.69
Performance adjustments	(1,466)	17.83
Vested	(46,206)	17.83

Unvested at September 30	128,199	32.53

(10) Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses. The notional amount of open forward contracts at September 30, 2012 was $26.6 million. The unrealized gain on these contracts was $0.3 million.

The following table presents the balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	September 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts:
Prepaid expenses and other current assets	$350	$—
Other current liabilities	—	50

The following table presents the income statement location and impact of derivative financial instruments:

		(Gain) Loss Recognized in Income
		Nine Months Ended September 30,
(In thousands)	Income Statement Location	2012	2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Currency exchange losses, net	$(364)	$(264)

(11) Income Taxes

At September 30, 2012, we had a gross liability for unrecognized tax benefits of $12.8 million. We have recognized tax benefits associated with these liabilities of $11.4 million at September 30, 2012. These balances are unchanged since December 31, 2011. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.9 million at September 30, 2012.

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

(13) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At September 30, 2012, the reported carrying amount of our fixed rate long-term debt (including the current portion) was $160.0 million and the fair value was $173.5 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of September 30, 2012. Accordingly, the fair value of fixed rate long-term debt is classified within Level 2 of the fair value hierarchy.

(14) Assets Held for Sale

Certain assets related to detector tube manufacturing are classified as held for sale at September 30, 2012. These assets are reported in the following balance sheet lines:

(In millions)	September 30, 2012
Inventory	$1.7
Property, net of depreciation	0.3

Total assets	2.0

The potential impact of the sale of detector tube assets is not expected to be material to net income or earnings per share.

(15) Contingencies

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.2 million at September 30, 2012 and $4.7 million at December 31, 2011. Single incident product liability expense was not significant during the nine months ended September 30, 2012 and 2011. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,620 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Open claims, beginning of period	2,321	1,900
New claims	544	479
Settled and dismissed claims	(245)	(58)

Open claims, end of period	2,620	2,321

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

Our insurance receivables at September 30, 2012 totaled $122.1 million, of which $2.0 million is reported in other current assets and $120.1 million in other non-current assets. Our insurance receivables at December 31, 2011 totaled $112.1 million, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Balance beginning of period	$112.1	$89.0
Additions	21.8	35.6
Collections and settlements	(11.8)	(12.5)

Balance end of period	122.1	112.1

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma losses during the nine months ended September 30, 2012 and 2011 were $7.3 million and $0.1 million, respectively.

Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2011, totaled approximately $102.7 million, substantially all of which was insured.

We believe that the increase in the insurance receivable balance that we have experienced since 2005 is primarily due to disagreements among our insurance carriers, and consequently with us, as to when their individual obligations to pay us are triggered and the amount of each insurer’s obligation, as compared to other insurers. We believe that our insurers do not contest that they have issued policies to us or that these policies cover cumulative trauma product liability claims. We believe that our ability to successfully resolve our insurance litigation with various insurance carriers in recent years demonstrates that we have strong legal positions concerning our rights to coverage.

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

In July 2010, we filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers. The case is currently in discovery. We have resolved our claims against certain of our insurance carriers on some of their policies through negotiated settlements. When settlement is reached, we dismiss the settling carrier from this action in Delaware.

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

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, global economic conditions, spending patterns of government agencies, competitive pressures, product liability claims and our ability to collect related insurance receivables, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net sales. Net sales for the three months ended September 30, 2012 were $286.6 million, a decrease of $11.6 million, or 4%, compared with $298.2 million for the three months ended September 30, 2011. Excluding the effects of weakening currencies and the divestiture of our ballistic vest and North American ballistic helmet businesses, sales increased $14.3 million, or 5%. Sales of ballistic vests and helmets were $10.5 million lower in the current quarter, reflecting the divestiture of those businesses. The unfavorable translation effects of weaker foreign currencies decreased sales, when stated in U.S. dollars, by $15.4 million.

	Three Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2012	2011
North America	$133.9	$143.5	$(9.6)	(7%)
Europe	67.7	71.7	(4.0)	(6%)
International	85.0	83.0	2.0	2%

Net sales by the North American segment were $133.9 million for the third quarter of 2012, a decrease of $9.6 million, or 7%, compared to $143.5 million for the third quarter of 2011. The decrease in the current quarter reflects the divestiture of our ballistic vest and North American Advanced Combat Helmet (ACH) businesses during the fourth quarter of 2011 and the second quarter of 2012, respectively. North American segment sales of ballistic vests and ACHs totaled $10.7 million in the third quarter of 2011. Excluding this change, North America segment sales were flat, with a $3.8 million improvement in shipments of SCBAs to the fire service being partially offset by small decreases in other product lines.

Net sales for the European segment were $67.7 million for the third quarter of 2012, a decrease of $4.0 million, or 6%, compared to $71.7 million for the third quarter of 2011. Local currency sales in Europe increased $3.6 million primarily related to higher instrument sales to industrial markets. The unfavorable translation effects of a weaker euro in the current quarter decreased European segment sales, when stated in U.S. dollars, by $7.6 million.

Net sales for the International segment were $85.0 million in the third quarter of 2012, an increase of $2.0 million, or 2%, compared to $83.0 million for the third quarter of 2011. Local currency sales in the International segment increased $9.2 million for the quarter reflecting stronger product demand in emerging markets across Latin America and Africa. Local currency sales increased in most product lines, with the strongest improvements in SCBAs, head, eye and face protection, and safety clothing, up $4.4 million, $2.2 million and $1.2 million, respectively. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $7.2 million, primarily related to a weaker Australian dollar, Brazilian real and South African rand.

Other income. Other income for the third quarter of 2012 was $0.2 million, a decrease of $2.2 million, compared to $2.4 million of income for the third quarter of 2011. During the third quarter of 2011, we recognized a gain of $2.0 million on the sale of land in our Cranberry Woods office park.

Cost of products sold. Cost of products sold was $164.3 million in the third quarter of 2012, compared to $177.4 million in the third quarter of 2011. Cost of products sold as a percentage of sales was 57.3% in the third quarter of 2012 compared to 59.5% in the third quarter of 2011. The improvement in cost of products sold as a percentage of sales was due to improved pricing, lower manufacturing cost and a more favorable product mix.

Gross profit. Gross profit for the third quarter of 2012 was $122.3 million, which was $1.4 million, or 1%, higher than gross profit of $120.9 million in the third quarter of 2011. The ratio of gross profit to net sales was 42.7% in the third quarter of 2012 compared to 40.5% in the same quarter last year. The improved gross profit ratio in the current quarter reflects the previously discussed improvements in cost of products sold.

Selling, general and administrative expenses. Selling, general and administrative expenses were $81.6 million during the third quarter of 2012, an increase of $3.0 million, or 4%, compared to $78.6 million in the third quarter of 2011. Selling, general and administrative expenses were 28.5% of net sales in the third quarter of 2012, compared to 26.4% of net sales in the third quarter of 2011. Local currency selling, general and administrative expenses increased $6.7 million in the current quarter, primarily in North America and International, reflecting increases of $3.0 million in product liability related expenses, $1.8 million in professional services fees related to due diligence on special projects, and $2.0 million in selling expenses. Currency exchange effects decreased current quarter selling, general and administrative expenses, when stated in U.S. dollars, by $3.7 million, primarily related to the weakening of the euro, Australian dollar, Brazilian real and South African rand.

Restructuring and other charges. We did not incur any restructuring charges during the third quarter of 2012. During the third quarter of 2011, we recorded charges of $1.0 million ($0.7 million after tax). European segment charges of $0.6 million related primarily to staff reductions in Germany. North American segment charges of $0.4 million included costs associated with the relocation of certain administrative and production activities.

Interest expense. Interest expense was $2.8 million during the third quarter of 2012, a decrease of $0.4 million, or 13%, compared to $3.2 million in the same quarter last year. The decrease in interest expense was due to lower borrowing on our revolving line of credit and lower interest rates.

Currency exchange. Currency exchange losses were $0.6 million in the third quarter of 2012, compared to losses of $0.4 million in the third quarter of 2011. Currency exchange losses in both quarters were mostly unrealized and related primarily to the effect of euro exchange rate fluctuations on euro-denominated inter-company balances.

Income taxes. The effective tax rate for the third quarter of 2012 was 28.1%, compared to 33.5% for the same quarter last year. The lower effective tax rate in the current quarter was primarily related to the higher proportion of income in lower tax jurisdictions and a tax benefit associated with a non-cash charitable contribution of land at our Cranberry Woods office park. These improvements were partially offset by the expiration of the U.S. research and development tax credit at the end of 2011.

Net income attributable to Mine Safety Appliances Company. Net income was $19.2 million for the third quarter of 2012, or $0.52 per basic share, a decrease of $0.8 million, or 4%, compared to $20.0 million, or $0.54 per basic share, for the same quarter last year.

North American segment net income for the third quarter of 2012 was $15.1 million, a decrease of $3.7 million, or 20%, compared to $18.8 million in the third quarter of 2011. The decrease in North American segment net income reflects the previously-discussed increase in selling, general and administrative expenses and reduced pension income, partially offset by improved gross profit margins.

European segment net income for the third quarter of 2012 of $2.0 million, an improvement of $0.1 million, or 10%, compared to net income of $1.9 million during the third quarter of 2011. Local currency net income in Europe increased $0.5 million in the current quarter, due primarily to lower restructuring charges. The remainder of the improvement reflects lower selling, general and administrative expenses in Western Europe, offset by lower gross profit margins. Currency translation effects decreased current quarter European segment net income, when stated in U.S. dollars, by $0.4 million, primarily related to a weaker euro.

International segment net income for the third quarter of 2012 was $6.0 million, a decrease of $0.7 million, or 10%, compared to $6.7 million in the same quarter last year. The decrease was primarily related to currency translation effects, which reduced current quarter International segment net income, when stated in U.S. dollars, by $0.6 million, reflecting a weaker Australian dollar, Brazilian real and South African rand.

The net loss reported in reconciling items for the third quarter of 2012 was $3.9 million compared to a net loss of $7.4 million in the third quarter of 2011. The lower net loss in the third quarter of 2012 was primarily related to lower currency exchange losses and a tax benefit associated with the non-cash charitable contribution of land at our Cranberry Woods office park.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net sales. Net sales for the nine months ended September 30, 2012 were $874.8 million, an increase of $5.3 million, or 1%, compared with $869.5 million for the nine months ended September 30, 2011. Excluding the effects of weakening currencies and the divestiture of our ballistic vest and North American ballistic helmet businesses, sales increased $63.1 million, or 7%. Sales of ballistic vests and helmets were $20.8 million lower in the nine months ended September 30, 2012, reflecting the divestiture of those businesses. The unfavorable translation effects of weaker foreign currencies decreased sales, when stated in U.S. dollars, by $37.0 million.

	Nine Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2012	2011
North America	$416.7	$412.2	$4.5	1%
Europe	207.5	211.4	(3.9)	(2%)
International	250.6	245.9	4.7	2%

Net sales by the North American segment were $416.7 million for the nine months ended September 30, 2012, an increase of $4.5 million, or 1%, compared to $412.2 million for the same period in 2011. During the nine months ended September 30, 2012, we continued to see growth in the fire service and industrial markets. Shipments of instruments, head eye and face protection and SCBAs were up $20.6 million, $3.8 million and $3.6 million, respectively. These increases were partially offset by a $20.5 million decrease in shipments of ballistic helmets and vests to the military markets. We divested our ballistic vest and North American ACH businesses during the fourth quarter of 2011 and the second quarter of 2012, respectively.

Net sales for the European segment were $207.5 million for the nine months ended September 30, 2012, a decrease of $3.9 million, or 2%, compared to $211.4 million for the same period in 2011. Local currency sales increased $14.0 million, reflecting higher shipments of instruments, fire helmets and respirators, up $7.2 million, $3.1 million and $3.0 million, respectively. The translation effects of a weaker euro decreased European segment sales, when stated in U.S. dollars, by $17.9 million.

Net sales for the International segment were $250.6 million for the nine months ended September 30, 2012, an increase of $4.7 million, or 2%, compared to $245.9 million in the same period in 2011. Local currency sales in the International segment increased $21.8 million during the nine months ended September 30, 2012. Growth in fire service markets in China and Latin America lead an increase in sales of SCBAs of $8.9 million. In addition, sales of head eye and face protection and fire helmets improved by $8.1 million and $2.4 million, respectively. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $17.1 million, primarily related to a weaker Australian dollar, South African rand and Brazilian real.

Other income. Other income for the nine months ended September 30, 2012 was $8.4 million, an increase of $4.0 million, compared to $4.4 million for the same period in 2011. The increase was primarily related to gains on the sale of land in our Cranberry Woods office park. During the nine months ended September 30, 2012, gains on the sale of Cranberry Woods land were $3.7 million higher than in the same period last year.

Cost of products sold. Cost of products sold was $502.4 million for the nine months ended September 30, 2012, compared to $519.2 million in the same period in 2011. Cost of products sold as a percentage of sales was 57.4% in the nine months ended September 30, 2012 and 59.7% for the same period last year. The decrease in cost of products sold in relation to sales was primarily due to improved pricing, lower manufacturing costs and a more favorable product mix.

Gross profit. Gross profit for the nine months ended September 30, 2012 was $372.4 million, which was $22.1 million, or 6%, higher than gross profit of $350.3 million in the same period in 2011. The ratio of gross profit to net sales was 42.6% during the nine months ended September 30, 2012, compared to 40.3% for the same period last year. The higher gross profit ratio during the nine months ended September 30, 2012 was primarily related to the previously discussed improvements in cost of products sold.

Selling, general and administrative expenses. Selling, general and administrative expenses were $236.6 million during the nine months ended September 30, 2012, an increase of $9.2 million, or 4%, compared to $227.4 million during the same period in 2011. Selling, general and administrative expenses were 27.0% of net sales for the nine months ended September 30, 2012, compared to 26.2% of net sales for the same period in 2011. Local currency selling, general and administrative expenses increased $18.2 million across all segments, reflecting higher selling costs, an increase in due diligence expense related to special projects and an increase in product liability related expenses. Currency translation effects decreased selling, general and administrative expenses for the nine months ended September 30, 2012, when stated in U.S. dollars, by $9.0 million, primarily related to a weaker euro, Australian dollar, Brazilian real and South African rand.

Restructuring and other charges. We did not incur any restructuring charges during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, we recorded charges of $6.1 million ($4.0 million after tax). European segment charges of $3.6 million for the nine months ended September 30, 2011 related primarily to staff reductions in Germany, France, and Spain and the transfer of certain production activities to China. North American segment charges for the nine months ended September 30, 2011 of $1.5 million included costs associated with the relocation of certain administrative and production activities. International segment charges for the nine months ended September 30, 2011 of $1.0 million were related to severance costs associated with the relocation of our Wuxi, China operations to Suzhou, China.

Interest expense. Interest expense was $8.9 million during the nine months ended September 30, 2012, a decrease of $1.5 million, or 15%, compared to $10.4 million during the same period last year. The decrease in interest expense was due to lower borrowing on our revolving credit line and lower interest rates.

Currency exchange. Currency exchange losses were $1.8 million during the nine months ended September 30, 2012, compared to losses of $1.0 million during the same period in 2011. Currency exchange losses for the nine months ended September 30, 2012 were related primarily to euro-denominated inter-company balances and U.S. dollar denominated transactions at our Mexican affiliate. Currency exchange losses for the nine months ended September 30, 2011 were primarily related to euro-denominated inter-company balances.

Income taxes. The effective tax rate for the nine months ended September 30, 2012 was 30.4% compared to 33.6% for the same period last year. The lower effective tax rate in the first nine months of 2012 was primarily related to a higher proportion of income in lower tax jurisdictions and a tax benefit associated with a non-cash charitable contribution of land at our Cranberry Woods office park. These improvements were partially offset by the expiration of the U.S. research and development tax credit at the end of 2011.

Net income attributable to Mine Safety Appliances Company. Net income for the nine months ended September 30, 2012 was $71.2 million, or $1.93 per basic share, compared to $52.9 million, or $1.44 per basic share, for the same period last year.

North American segment net income for the nine months ended September 30, 2012 was $51.6 million, an increase of $6.8 million, or 15%, compared to $44.8 million for the same period last year. The increase in North American segment net income reflects higher sales and gross profits, and a gain on the sale of our North American ballistic helmet business, partially offset by higher selling, general and administrative expenses.

European segment net income for the nine months ended September 30, 2012, was $9.8 million, an improvement of $4.3 million, or 77%, compared to $5.5 million during the same period in 2011. Local currency net income increased by $4.9 million, reflecting improved gross profits and lower restructuring charges. Currency translation effects decreased European segment net income, when stated in U.S. dollars by $0.6 million, reflecting a weaker euro.

International segment net income for the nine months ended September 30, 2012 was $17.9 million, a decrease of $2.6 million, or 13%, compared to $20.5 million in the same period last year. Local currency net income decreased $0.5 million, reflecting lower gross profit margins and higher selling, general and administrative costs. Currency translation effects decreased current period International segment net income, when stated in U.S. dollars, by $2.1 million, primarily due to a weaker Australian dollar, Brazilian real and South African rand.

The net loss reported in reconciling items for the nine months ended September 30, 2012 was $8.2 million compared to a net loss of $17.9 million for the same period last year. The improvement during the nine months ended September 30, 2012 reflects higher gains on the sale of land in our Cranberry Woods office park, lower administrative and interest expense, lower currency exchange losses, and the recognition of a tax benefit associated with the charitable contribution of Cranberry Woods land.

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

Cash and cash equivalents increased $14.5 million during the nine months ended September 30, 2012, compared to decreasing $0.9 million during the same period in 2011.

Operating activities provided cash of $89.0 million during the nine months ended September 30, 2012, compared to providing $38.4 million during the same period in 2011. The improvement in operating cash flow during 2012 is primarily related to higher net income, lower use of cash to fund other non-current assets and liabilities and improved performance related to working capital items. Trade receivables were $214.9 million at September 30, 2012, compared to $192.6 million at December 31, 2011. Inventories were $142.8 million at September 30, 2012, compared to $141.5 million at December 31, 2011. Accounts payable were $61.2 million at September 30, 2012, compared to $50.2 million at December 31, 2011. Local currency trade receivables increased $22.1 million reflecting higher sales. Local currency accounts payable increased $11.0 million, primarily in North America reflecting our ongoing initiative to improve working capital cash flow

Investing activities used cash of $8.1 million during the nine months ended September 30, 2012, compared to using $17.9 million in the same period last year. During the nine months ended September 30, 2012 and 2011, we used cash of $24.9 million and $21.3 million, respectively, for capital expenditures, primarily machinery and equipment. Higher cash provided from asset disposals in 2012 related primarily to the sale of our North American ballistic helmet business and land in our Cranberry Woods Office Park.

Financing activities used cash of $66.4 million during the nine months ended September 30, 2012, compared to using $20.0 million during the same period in 2011. The change was primarily related to borrowing on our long-term line of credit. During the nine months ended September 30, 2012, we made payments on long-term debt of $38.0 million compared to borrowing of $8.0 million in the same period in 2011. We paid cash dividends of $30.3 million in the first nine months of 2012 compared to $28.2 million in the same period last year.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at September 30, 2012 resulted in a translation gain of $1.3 million during the nine months ended September 30, 2012, compared to a loss of $10.7 million during the during the same period in 2011. The translation gain during the nine months ended September 31, 2012 was primarily related to the strengthening of the Mexican peso and the Chilean peso, partially offset by the weakening of the euro and the Brazilian real. The translation loss during the nine months ended September 30, 2011 was primarily related to the weakening of the South African rand, the Mexican peso, and the Brazilian real.

COMMITMENTS AND CONTINGENCIES

We made contributions of $3.0 million to our pension plans during the nine months ended September 30, 2012. We expect to make total contributions of approximately $4.1 million to our pension plans in 2012.

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.2 million at September 30, 2012 and $4.7 million at December 31, 2011. Single incident product liability expense was not significant during the nine months ended September 30,

2012 and 2011. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,620 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Open claims, beginning of period	2,321	1,900
New claims	544	479
Settled and dismissed claims	(245)	(58)

Open claims, end of period	2,620	2,321

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

Our insurance receivables at September 30, 2012 totaled $122.1 million, of which $2.0 million is reported in other current assets and $120.1 million in other non-current assets. Our insurance receivables at December 31, 2011 totaled $112.1 million, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Balance beginning of period	$112.1	$89.0
Additions	21.8	35.6
Collections and settlements	(11.8)	(12.5)

Balance end of period	122.1	112.1

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma losses during the nine months ended September 30, 2012 and 2011 were $7.3 million and $0.1 million, respectively.

Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2011, totaled approximately $102.7 million, substantially all of which was insured.

We believe that the increase in the insurance receivable balance that we have experienced since 2005 is primarily due to disagreements among our insurance carriers, and consequently with us, as to when their individual obligations to pay us are triggered and the amount of each insurer’s obligation, as compared to other insurers. We believe that our insurers do not contest that they have issued policies to us or that these policies cover cumulative trauma product liability claims. We believe that our ability to successfully resolve our insurance litigation with various insurance carriers in recent years demonstrates that we have strong legal positions concerning our rights to coverage.

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

In July 2010, we filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers. The case is currently in discovery. We have resolved our claims against certain of our insurance carriers on some of their policies through negotiated settlements. When settlement is reached, we dismiss the settling carrier from this action in Delaware.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the nine months ended September 30, 2012 by approximately $45.8 million and $2.8 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2012, we had open foreign currency forward contracts with a U.S. dollar notional value of $26.6 million. A hypothetical 10% increase in September 30, 2012, forward exchange rates would result in a $2.7 million increase in the fair value of these contracts.

Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of industrial development debt, these financial instruments are reported at carrying values that approximate fair values.

We have $160.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $3.0 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	+1%	-1%	+1%	-1%	+5%	-5%
(Increase) decrease in net periodic pension credit	$(3,964)	$4,782	$(3,920)	$3,920	$(734)	$734
(Decrease) increase in projected benefit obligations	(47,971)	55,077	—	—	—	—
Increase (decrease) in funded status	47,971	(55,077)	—	—	17,898	(17,898)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2012	—	$—	—	1,419,004
August 1 – August 31, 2012	1,465	36.97	—	1,396,622
September 1 – September 30, 2012	867	34.87	—	1,306,687

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

Shares purchased during the quarter related to stock compensation transactions.

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

MINE SAFETY APPLIANCES COMPANY

October 24, 2012	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President—Finance; Duly Authorized Officer and Principal Financial Officer