Form 10-K
period 2012-12-31
MINE SAFETY APPLIANCES CO
filed 2013-02-20
CIK 66570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission File No. 1-15579

MINE SAFETY APPLIANCES COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0668780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Cranberry Woods Drive Cranberry Township, Pennsylvania	16066-5207
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (724) 776-8600

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, no par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 15, 2013, there were outstanding 37,010,504 shares of common stock, no par value, not including 731,922 shares held by the Mine Safety Appliances Company Stock Compensation Trust. The aggregate market value of voting stock held by non-affiliates as of June 30, 2012 was approximately $1.2 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the May 7, 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

PART I

Item 1. Business

Overview—Mine Safety Appliances Company was incorporated in Pennsylvania in 1914. We are a global leader in the development, manufacture and supply of products that protect people’s health and safety. Our safety products typically integrate any combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive line of safety products is used by workers around the world in the oil and gas, fire service, mining, construction and other industries, as well as the military. Our broad product offering includes self-contained breathing apparatus, or SCBAs, gas masks, gas detection instruments, head protection, respirators, thermal imaging cameras and fall protection. We also provide a broad offering of consumer and contractor safety products through retail channels.

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

Segments—We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into eleven geographic operating segments that are aggregated into three reportable geographic segments: North America, Europe and International. Segment information is presented in the note entitled “Segment Information” in Item 8—Financial Statements and Supplementary Data.

Because our financial statements are stated in U.S. dollars and much of our business is conducted outside the U.S., currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Principal Products—We manufacture and sell a comprehensive line of safety products to protect workers around the world in the oil and gas, fire service, mining, construction and other industries, as well as the military. We also provide a broad offering of consumer and contractor safety products through retail channels. Our products protect people against a wide variety of hazardous or life-threatening situations. The following is a brief description of each of our principal product categories:

Respiratory protection. Respiratory protection products are used to protect against the harmful effects of contamination caused by dust, gases, fumes, volatile chemicals, sprays, micro-organisms, fibers and other contaminants. We offer a broad and comprehensive line of respiratory protection products.

•

Self Contained Breathing Apparatus. SCBAs are used by first responders, petrochemical plant workers and anyone entering an environment deemed immediately dangerous to life and health. SCBAs are also used by first responders to protect against exposure to chemical, biological, radiological and nuclear, or CBRN agents. Our FireHawk®M7 SCBA meets the latest performance requirements adopted by the NFPA. The FireHawk®M7 Air Mask was the first device of its kind to be certified by the Safety Equipment Institute, or SEI, as NFPA compliant for both its breathing apparatus and Personal Alert Safety System, or PASS. The PASS device is a SCBA component that sounds a loud, piercing alarm when a firefighter becomes disabled or lies motionless for 30 seconds.

•	Air-purifying respirators. Air-purifying respirators range from the simple filtering types to powered full-facepiece versions for many hazardous applications, including:

•	full-face gas masks for industrial workers and first responders exposed to known and unknown concentrations of hazardous gases, chemicals, vapors and particulates;

•	half-mask respirators for industrial workers, painters and construction workers exposed to known concentrations of gases, vapors and particulates;

•	powered-air purifying respirators for industrial, hazmat and remediation workers who have longer term exposures to hazards in their work environment; and

•	dust and pollen masks for maintenance workers, contractors and at-home consumers exposed to nuisance dusts, allergens and other particulates.

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

Head, eye and face and hearing protection. Head, eye and face and hearing protection is used in work environments where hazards present dangers such as dust, flying particles, metal fragments, chemicals, extreme glare, optical radiation and items dropped from above.

•

Industrial hard hats. Our broad line of hard hats include full-brim hats and traditional hard hats, available in custom colors and with custom logos. Hard hats are used by oil, gas and petrochemical workers, plant, steel and construction workers, and miners.

•

Fire helmets. Our fire service products include leather, traditional, modern and specialty helmets designed to satisfy the preferences of firefighters across geographic regions. We believe that our CairnsHELMET is the number one helmet in the North American fire service market. Similarly, we believe that our Gallet firefighting helmet has the number one market position in Europe.

•	Ballistic helmets. These helmets provide ballistic head protection in combat and other high-risk environments. We do not sell ballistic helmets in North America.

•	Eye, face and hearing protection. Our broad line of hearing protection products, non-prescription protective eyewear and face shields is used by workers in a wide variety of industries.

Fall protection. Our broad line of fall protection equipment includes confined space equipment, harnesses, fall arrest equipment, lanyards and lifelines. Fall protection equipment is used by construction and plant workers and anyone working at height.

Customers—Our customers generally fall into three categories: industrial and military end-users, distributors and retail consumers. In North America, we make nearly all of our non-military sales through our distributors. In our European and International segments, we make our sales through both indirect and direct sales channels. For the year ended December 31, 2012, no individual customer represented 10% of our sales.

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

Sales and Distribution—Our sales and distribution team consists of distinct marketing, field sales and customer service organizations. We believe our sales and distribution team, totaling over 400 dedicated associates, is the largest in our industry. In most geographic areas, our field sales organizations work jointly with select distributors to call on end-users and educate them about hazards, exposure limits, safety requirements and product applications, as well as the specific performance requirements of our products. In our International segment and Eastern Europe where distributors are not as well established, our sales associates often work with and sell directly to end-users. We believe that the development of relationships with end-users is critical to increasing the overall demand for our products.

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

Competition—We believe the worldwide personal protection equipment market, including the sophisticated safety products market in which we compete, generates annual sales in excess of $20 billion. The industry supplying this market is broad and highly fragmented with few participants offering a comprehensive line of safety products. Over the long-term, we believe global demand for safety products will be stable or growing because purchases of these products are non-discretionary since they protect workers in hazardous and life-threatening work environments and because their use is often mandated by government and industry regulations. Moreover, safety products industry revenues reflect the need to consistently replace many safety products that have limited life spans due to normal wear and tear or because they are one time use products by design.

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

Research and Development—To maintain our position at the forefront of safety equipment technology, we operate several sophisticated research and development facilities. We believe our dedication and commitment to innovation and research and development allow us to produce innovative safety products that are often first to market and exceed industry standards. In 2012, 2011 and 2010, on a global basis, we spent $40.9 million, $39.2 million and $32.8 million, respectively, on research and development. Our primary engineering groups are located in the United States, Germany, China and, to a lesser extent, France. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the company, including research and development, marketing, sales, operations and quality management. These teams are responsible for setting product line strategy based on their understanding of the markets and the technologies, opportunities and challenges they foresee in each product area. We believe our team-based, cross-geographic and cross-functional approach to new product development is a source of competitive advantage. Our approach to the new product development process allows us to tailor our product offerings and product line strategies to satisfy distinct customer preferences and industry regulations that vary across our operating segments.

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

Associates—At December 31, 2012, we had approximately 5,300 associates, approximately 3,300 of whom were employed by our European and International segments. None of our U.S. associates are subject to the provisions of a collective bargaining agreement. Some of our associates outside the United States are members of unions. We have not experienced a work stoppage in over 10 years and believe our relations with our associates are good.

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

We are subject to risks arising from adverse changes in global economic conditions. Although economic conditions generally improved in 2012, the global economy remains unstable and we expect economic conditions will continue to be challenging for the foreseeable future. Adverse changes in economic conditions could result in declines in revenue, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by the economic challenges faced by our customers and suppliers.

A reduction in the spending patterns of government agencies could materially and adversely affect our net sales, earnings and cash flow.

The demand for our products sold to the fire service market, the homeland security market and other government agencies is, in large part, driven by available government funding. Government budgets are set annually and we cannot assure you that government funding will be sustained at the same level in the future. A significant reduction in available government funding could materially and adversely affect our net sales, earnings and cash flow.

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

In the normal course of business, we make payments to settle product liability claims and for related legal fees and record receivables for the amounts covered by insurance. Our insurance receivables totaled $130.0 million at December 31, 2012. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future. Failure to recover amounts due from our insurance carriers could have a materially adverse effect on our business, operating results and financial condition.

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

We have business operations in over 40 foreign countries. In 2012, approximately half of our net sales were made by operations located outside the United States. Our international operations are subject to various political, economic and other risks and uncertainties, which could adversely affect our business. These risks include the following:

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

For the year ended December 31, 2012, the operations in our European and International segments accounted for approximately half of our net sales. The results of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years, and may continue to do so in the future. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position, and may affect the comparability of our results between financial periods. We cannot assure you that we will be able to effectively manage our exchange rate risks or that any volatility in currency exchange rates will not have a materially adverse effect on our results of operations and financial condition.

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

We have a substantial amount of debt upon which we are required to make scheduled interest and principal payments and we may incur additional debt in the future. A significant portion of our debt bears interest at variable rates that may increase in the future. Our debt agreements require us to comply with certain restrictive covenants. If we are unable to generate sufficient cash to service our debt or if interest rates increase, our results of operations and financial condition could be materially and adversely affected. Additionally, a failure to comply with the restrictive covenants contained in our debt agreements could result in a default, which if not waived by our lenders, could substantially increase borrowing costs and require accelerated repayment of our debt. We were in compliance with the restrictive covenants in our debt agreements as of December 31, 2012.

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

The following table sets forth a list of our primary facilities:

Location	Function	Square Feet	Owned or Leased
North America
Murrysville, PA	Manufacturing	295,000	Owned
Cranberry Twp., PA	Office, Research and Development and Manufacturing	212,000	Owned
New Galilee, PA	Distribution	120,000	Leased
Jacksonville, NC	Manufacturing	107,000	Owned
Queretaro, Mexico	Office, Manufacturing and Distribution	77,000	Leased
Cranberry Twp., PA	Research and Development	68,000	Owned
Lake Forest, CA	Office, Research and Development and Manufacturing	62,000	Leased
Corona, CA	Manufacturing	19,000	Leased
Torreon, Mexico	Office	15,000	Leased
Lake Forest, CA	Office	6,000	Owned
Toronto, Canada	Office and Distribution	5,000	Leased

Europe
Berlin, Germany	Office, Research and Development, Manufacturing and Distribution	340,000	Leased
Chatillon sur Chalaronne, France	Office, Research and Development, Manufacturing and Distribution	94,000	Owned
Glasgow, Scotland	Office	25,000	Leased
Milan, Italy	Office and Distribution	25,000	Owned
Mohammedia, Morocco	Manufacturing	24,000	Owned
Galway, Ireland	Office and Manufacturing	20,000	Owned
Varnamo, Sweden	Office, Manufacturing and Distribution	18,000	Leased
Ballerup, Denmark	Office and Manufacturing	10,000	Leased

International
Suzhou, China	Office, Research and Development, Manufacturing and Distribution	193,000	Owned
Johannesburg, South Africa	Office, Manufacturing and Distribution	74,000	Leased
Sydney, Australia	Office, Manufacturing and Distribution	84,000	Owned
Sao Paulo, Brazil	Office, Manufacturing and Distribution	74,000	Owned
Lima, Peru	Office and Distribution	34,000	Owned
Santiago, Chile	Office and Distribution	32,000	Leased
Rajarhat, India	Office and Distribution	10,000	Leased
Buenos Aires, Argentina	Office and Distribution	9,000	Owned

Item 3. Legal Proceedings

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims at December 31, 2012 and 2011 was $4.4 million and $4.7 million, respectively. Single incident product liability expense during the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $1.5 million and $0.2 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,609 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	2012	2011	2010
Open claims, January 1	2,321	1,900	2,480
New claims	750	479	260
Settled and dismissed claims	(462)	(58)	(840)

Open claims, December 31	2,609	2,321	1,900

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

Our insurance receivables at December 31, 2012 and 2011 totaled $130.0 million and $112.1 million, respectively, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	2012	2011	2010
Balance January 1	$112.1	$89.0	$91.7
Additions	29.7	35.6	30.9
Collections and settlements	(11.8)	(12.5)	(33.6)

Balance December 31	130.0	112.1	89.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the years ended December 31, 2012, 2011, and 2010 were $2.1 million, $1.1 million and $0.2 million, respectively.

Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2012, totaled approximately $99.7 million, substantially all of which was insured.

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

In 2009, we sued The North River Insurance Company (North River) in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one of its insurance policies by failing to pay amounts owed to us and that it engaged in bad-faith claims handling. We believe that North River’s refusal to indemnify us under the policy for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. Discovery is concluding and motions for summary judgment on certain issues will be submitted to the court in the first quarter of 2013. A trial date has not yet been scheduled.

In 2010, North River sued us in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Allstate Insurance Company (as successor in interest to policies issued by the Northbrook Excess and Surplus Insurance Company). We asserted claims against North River and Allstate for breaches of contract for failures to pay amounts owed to us. We also alleged that North River engaged in bad-faith claims handling. We believe that North River’s and Allstate’s refusals to indemnify us under these policies for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. Discovery is concluding and motions for summary judgment on certain issues will be submitted to the court in the first quarter of 2013. A trial date has not yet been scheduled.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers as of February 20, 2013, indicating all positions held during the past five years:

Name	Age	Title
William M. Lambert(a)	54	President and Chief Executive Officer since May 2008.

Joseph A. Bigler	63	Vice President and President, MSA North America since May 2007.

Steven C. Blanco(b)	46	Vice President, Global Operational Excellence since April 2012.

Kerry M. Bove(c)	54	President, MSA International, Asia-Pacific Zone and Africa/Latin America Zone since November 2011.

Ronald N. Herring, Jr.(d)	52	President, MSA International, Western Europe Zone and Middle Eurasia Zone since November 2011.

Douglas K. McClaine	55	Vice President, Secretary and General Counsel.

Stacy McMahan(e)	49	Senior Vice President of Finance since December 2012.

Thomas Muschter(f)	52	Vice President, Global Product Leadership since November 2011.

Paul R. Uhler	54	Vice President, Global Human Resources since May 2007.

Nishan Vartanian(g)	52	Vice President, Fixed Gas and Flame Detection since December 2012.

Markus H. Weber(h)	48	Vice President and Chief Information Officer since April 2010.

Dennis L. Zeitler	64	Senior Vice President, Chief Financial Officer and Treasurer since June 2007.

(a)	Prior to his present position, Mr. Lambert was President and Chief Operating Officer.

(b)	Prior to joining MSA, Mr. Blanco served as Vice President of Manufacturing for the Electrical Sector of Eaton Corporation, a diversified power management company.

(c)	Prior to his present position, Mr. Bove was Vice President, Global Operational Excellence.

(d)	Prior to his present position, Mr. Herring was Vice President, Global Product Leadership.

(e)	Prior to joining MSA, Ms. McMahan served as Customer Channels Group Vice President, Finance, for Thermo Fisher Scientific, Inc., a global provider of laboratory equipment and supplies, and as Vice President, Finance, for Johnson & Johnson, a global manufacturer of pharmaceutical, biologic, consumer health and medical device and diagnostic products.

(f)	Prior to his present position, Mr. Muschter held the positions of Director, Research & Development, International; and Director, Research & Development, Europe.

(g)	Prior to his present position, Mr. Vartanian was Chief Operating Officer for General Monitors and Director of North American Field Sales.

(h)	Prior to joining MSA, Mr. Weber served as Chief Information Officer of Berlin-Chemie AG, an international research-based pharmaceutical company.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “MSA”. Stock price ranges and dividends declared were as follows:

	Price Range of Our Common Stock		Dividends
	High	Low
Year ended December 31, 2011
First Quarter	$36.98	$29.69	$0.25
Second Quarter	40.91	32.85	0.26
Third Quarter	39.15	25.51	0.26
Fourth Quarter	35.74	24.50	0.26

Year ended December 31, 2012
First Quarter	$42.47	$32.65	$0.26
Second Quarter	44.34	37.38	0.28
Third Quarter	40.81	32.93	0.28
Fourth Quarter	42.87	35.37	0.56

On February 5, 2013, there were 324 registered holders of our shares of common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2012	—	$—	—	1,261,664
November 1—November 30, 2012	7,183	39.17	—	1,259,054
December 1—December 31, 2012	7,170	38.90	—	1,140,253

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

Share purchases are related to stock compensation transactions.

Comparison of Five-Year Cumulative Total Return

Set forth below are a line graph and table comparing the cumulative total returns (assuming reinvestment of dividends) for the five years ended December 31, 2012 of $100 invested on December 31, 2007 in each of Mine Safety Appliances Company common stock, the Standard & Poor’s 500 Composite Index and the Russell 2000 Index. Because our competitors are principally privately held concerns or subsidiaries or divisions of corporations engaged in multiple lines of business, we do not believe it feasible to construct a peer group comparison on an industry or line-of-business basis. The Russell 2000 Index, while including corporations both larger and smaller than MSA in terms of market capitalization, is composed of corporations with an average market capitalization similar to us.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Mine Safety Appliance Company, the S&P 500 Index,

and the Russell 2000 Index

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Value at December 31,
	2007	2008	2009	2010	2011	2012
Mine Safety Appliances Co	$100.00	$47.39	$54.83	$66.83	$73.23	$97.85
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.09

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2013.

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Index Data: Copyright Russell Investments, Inc. Used with permission. All rights reserved.

Item 6. Selected Financial Data

(In thousands, except as noted)	2012	2011	2010(a)	2009	2008
Statement of Income Data:
Net sales(b)	$1,168,904	$1,173,227	$976,631	$909,991	$1,134,282
Net income attributable to Mine Safety Appliances Company(c)	90,637	69,852	38,104	43,295	70,422

Earnings per Share Data:
Basic per common share (in dollars)(d)	$2.45	$1.91	$1.06	$1.21	$1.98
Diluted per common share (in dollars)(d)	2.42	1.87	1.05	1.21	1.96
Dividends paid per common share (in dollars)	1.38	1.03	.99	.96	.94
Weighted average common shares outstanding—basic	36,564	36,221	35,880	35,668	35,593
Balance Sheet Data:
Total assets	$1,111,746	$1,115,052	$1,197,188	$875,228	$875,810
Long-term debt(e)	272,333	334,046	367,094	82,114	94,082
Mine Safety Appliances Company shareholders’ equity	462,955	433,666	451,368	436,616	393,766

(a)	Includes General Monitors from the date of acquisition on October 13, 2010.

(b)	For discussion of changes between 2012 and 2011 and between 2011 and 2010 see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The increase in sales from 2009 to 2010 was primarily due to higher demand in oil and gas, mining and other core industrial markets. The decrease in sales from 2008 to 2009 was primarily due to the effects of the economic recession, lower military sales and unfavorable currency translation effects.

(c)	For discussion of changes between 2012 and 2011 and between 2011 and 2010 see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations. The decrease in net income from 2009 to 2010 was primarily due to higher selling, general and administrative expenses required to support growth as we recovered from the recession. The decrease in net income for 2008 to 2009 was primarily related to lower sales.

(d)	See Note 6 to the Financial Statements for the basis of calculating earnings per share.

(e)	The increase in long-term debt in 2010 related to the acquisition of General Monitors in October 2010.

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

BUSINESS OVERVIEW

We are a global leader in the development, manufacture and supply of products that protect people’s health and safety. Our safety products typically integrate any combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive lines of safety products are used by workers around the world in the oil and gas, fire service, mining, construction and other industries, as well as the military. We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of safety solutions for customers in key global markets.

We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. We believe that we best serve these customer preferences by organizing our business into three reportable geographic segments: North America, Europe and International. Each segment includes a number of operating segments. In 2012, 47%, 25% and 28% of our net sales were made by our North American, European and International segments, respectively.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net sales. Net sales for the year ended December 31, 2012 were $1,168.9 million, a decrease of $4.3 million, from $1,173.2 million for the year ended December 31, 2011. Excluding the effects of weakening currencies and the divestitures of our ballistic vest and North American ballistic helmet businesses, sales increased $72.6 million, or 7%. Sales of ballistic vests and helmets were $36.0 million lower in 2012, reflecting the divestiture of those businesses. The unfavorable translation effects of weaker foreign currencies decreased sales, when stated in U.S. dollars, by $40.9 million.

(Dollars in millions)	2012	2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
North America	$551.9	$561.1	$(9.2)	(2)%
Europe	289.5	286.8	2.7	1
International	327.4	325.3	2.1	1

Net sales by the North American segment were $551.9 million for the year ended December 31, 2012, a decrease of $9.2 million, or 2%, compared to $561.1 million for the year ended December 31, 2011. During the year ended December 31, 2012, we continued to see growth in the fire service and industrial markets. Shipments of instruments, head, eye and face protection and self-contained breathing apparatus (SCBA) were up $25.1 million, $4.7 million and $2.2 million, respectively. These increases were offset by a $4.7 million decrease in shipments of communication devices and a $36.0 million decrease in shipments of ballistic helmets and vests to military markets. We divested our ballistic vest and North American ballistic helmet businesses during the fourth quarter of 2011 and the second quarter of 2012, respectively.

Net sales for the European segment were $289.5 million for the year ended December 31, 2012, an increase of $2.7 million, or 1%, from $286.8 million for the year ended December 31, 2011. Local currency sales increased $22.4 million, reflecting higher shipments of instruments, SCBAs, ballistic helmets, and respirators, up $10.8 million, $4.8 million, $4.2 million, and $3.3 million, respectively. The increase was partially offset by a $2.1 million decrease in shipments of gas masks to military markets. Currency translation effects decreased European segment sales, when stated in U.S. dollars, by $19.7 million, primarily related to a weaker euro.

Net sales of our International segment were $327.4 million for the year ended December 31, 2012, an increase of $2.1 million, or 1%, compared to $325.3 million for the year ended December 31, 2011. Local currency sales in the International segment increased $21.8 million during the year ended December 31, 2012. Growth in fire service markets in China and Latin America led to increases in sales of SCBAs and fire helmets of $9.8 million and $3.8 million, respectively. In addition, sales of head, eye and face protection to industrial markets improved by $9.7 million. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $19.7 million, primarily related to a weaker South African rand and Brazilian real.

Other income. Other income for the year ended December 31, 2012 was $11.0 million, an increase of $5.6 million, from $5.4 million for the year ended December 31, 2011. During the year ended December 31, 2012, we recognized gains on the sale of assets totaling $8.4 million compared to gains of $3.3 million in 2011. These gains in both years were primarily related to property sales in our Cranberry Woods office park. In December 2012, we sold the last available parcel in Cranberry Woods. Other income for the year ended December 31, 2012 also includes a $4.8 million gain on an escrow settlement related to our October 2010 acquisition of the General Monitors group of companies. These improvements were partially offset by impairment losses on intangible assets and tooling related to our firefighter location project of $4.3 million and $0.5 million, respectively.

Cost of products sold. Cost of products sold was $666.2 million for the year ended December 31, 2012, a decrease of $36.8 million, or 5%, from $703.0 million for the year ended December 31, 2011. Cost of products sold as a percentage of sales was 57.0% in the year ended December 31, 2012 compared to 59.9% in 2011. The decrease in cost of products sold in relation to sales was primarily due to lower manufacturing costs, a more favorable product mix and improved pricing.

Gross profit. Gross profit for the year ended December 31, 2012 was $502.7 million, an increase of $32.5 million, or 7%, from $470.2 million for the year ended December 31, 2011. The ratio of gross profit to sales was 43.0% for 2012 compared to 40.1% in 2011. The higher gross profit ratio in 2012 was primarily related to lower manufacturing costs, a more favorable product mix and improved pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2012 were $321.2 million, an increase of $14.8 million, or 5%, from $306.4 million for the year ended December 31, 2011. Selling, general and administrative expenses were 27.5% of sales in 2012 compared to 26.1% of sales in 2011. Local currency selling, general and administrative expenses increased $24.8 million across all segments, reflecting higher selling costs, an increase in due diligence and consulting expense related to special projects and an increase in product liability related legal and administrative expenses. Currency translation effects decreased selling, general and administrative expenses for the year ended December 31, 2012, when stated in U.S. dollars, by $10.0 million, primarily related to a weaker euro, Brazilian real and South African rand.

Research and development expenses. Research and development expenses were $40.9 million for the year ended December 31, 2012, an increase of $1.7 million, or 4%, from $39.2 million for the year ended December 31, 2011. The increase reflects our ongoing focus on developing innovative new products.

Restructuring and other charges. For the year ended December 31, 2012, we recorded charges of $2.8 million ($1.9 million after tax). Charges for the year ended December 31, 2012 were related to severance costs associated with staff reductions in our North American, European and International segments of $1.5 million, $1.1 million and $0.2 million, respectively.

For the year ended December 31, 2011, we recorded charges of $8.6 million ($5.7 million after tax). European segment charges of $5.8 million for the year ended December 31, 2011, related primarily to staff reductions and the transfer of certain production activities to China. North American segment charges for the year ended December 31, 2011 of $1.7 million included costs associated with the relocation of certain administrative and production activities. International segment charges for the year ended December 31, 2011 of $1.1 million were related primarily to severance costs associated with the relocation of our Wuxi, China operations to Suzhou, China.

Interest expense. Interest expense for the year ended December 31, 2012 was $11.4 million, a decrease of $2.7 million, or 20%, from $14.1 million for the year ended December 31, 2011. The decrease in interest expense reflects lower borrowing on our revolving credit line and lower interest rates.

Income tax provision. Our effective tax rate for the year ended December 31, 2012 was 31.7% compared to 33.2% for the year ended December 31, 2011. The lower effective tax rate for the year was primarily related to a tax benefit associated with a non cash charitable contribution of land at our Cranberry Woods office park and a higher manufacturing deduction credit. These gains were partially offset by the expiration of the research and development tax credit at the end of 2011. In January 2013, the research and development tax credit was reinstated retroactively to the beginning of 2012. As a result, we will recognize the research and development tax credit for 2012 in the first quarter of 2013. This credit is estimated to be approximately $1.0 million.

Net income attributable to Mine Safety Appliances Company. Net income for the year ended December 31, 2012 was $90.6 million, an increase of $20.7 million, or 30%, from net income for the year ended December 31, 2011 of $69.9 million. Basic earnings per share of common stock was $2.45 in 2012 compared to $1.91 in 2011, an increase of 54 cents per share, or 28%.

North American segment net income for the year ended December 31, 2012 was $70.9 million, an improvement of $13.0 million, or 22%, from $57.9 million for the year ended December 31, 2011. The increase in North American segment net income reflects higher gross profits driven by controlled manufacturing costs, a more favorable sales mix and improved pricing. These improvements were partially offset by the previously discussed increase in selling, general and administrative expenses.

European segment net income for the year ended December 31, 2012 was $12.9 million, an improvement of $5.6 million, or 76%, from $7.3 million for the year ended December 31, 2011. Local currency net income increased by $6.3 million, reflecting improved gross profits and lower restructuring charges. Currency translation effects decreased European segment net income, when stated in U.S. dollars, by $0.7 million, mainly due to a weaker euro.

International segment net income for the year ended December 31, 2012 was $22.3 million, a decrease of $4.9 million, or 18%, from $27.2 million for the year ended December 31, 2011. Lower local currency net income was primarily related to higher selling, general and administrative expenses. Currency translation effects decreased International segment net income, when stated in U.S. dollars, by approximately $2.6 million, primarily due to the weakening of the South African rand and Brazilian real.

The net loss reported in reconciling items for the year ended December 31, 2012 was $15.5 million, compared to a net loss of $22.5 million for the year ended December 31, 2011. The improvement during the year ended December 31, 2012 reflects lower interest expense and higher gains on the sale of land in our Cranberry Woods office park.

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

Net sales by the North American segment were $561.1 million for the year ended December 31, 2011, an increase of $97.1 million, or 21%, compared to $464.0 million for the year ended December 31, 2010. North American sales for the year ended December 31, 2011 included $60.4 million of General Monitors sales compared to $12.1 million in the year ended December 31, 2010. During the year ended December 31, 2011, we saw growing demand in oil and gas and other core industrial markets, resulting in higher shipments of instruments (excluding General Monitors), head protection and fall protection, up $11.8 million, $6.0 million and $5.2 million, respectively. Sales of the Advanced Combat Helmet (ACH) were $27.2 million higher in 2011.

Net sales of our European segment were $286.8 million for the year ended December 31, 2011, an increase of $35.7 million, or 14%, from $251.1 million for the year ended December 31, 2010. Net sales in the European segment included $25.8 million of General Monitor sales for the year ended December 31, 2011, compared to $4.2 million in the year ended December 31, 2010. Excluding General monitors, local currency sales in Europe decreased $1.0 million for the year ended December 31, 2011. The decrease occurred primarily in Western Europe where local currency sales were down $8.6 million reflecting lower shipments of gas masks, fire helmets and ballistic helmets, partially offset by higher shipments of SCBAs and instruments. Lower local currency sales in Western Europe were partially offset by a $7.6 million increase in sales in Eastern Europe and the Middle East on higher shipments of SCBAs, instruments and ballistic helmets to the fire service, industrial and military markets. Favorable translation effects of stronger European currencies, particularly the euro, increased 2011 European segment sales, when stated in U.S. dollars, by approximately $15.1 million.

Net sales of our International segment were $325.3 million for the year ended December 31, 2011, an increase of $63.8 million, or 24%, compared to $261.5 million for the year ended December 31, 2010. Local currency sales in the International segment increased $49.1 million during the year ended December 31, 2011. The increase in sales was due to strong demand in the mining, fire service and core industrial markets. The sales increase was most notably related to increased shipments of SCBA’s, head, eye and face protection and gas detection products, which increased by $9.3 million, $13.4 million and $8.9 million, respectively. Sales growth was fueled mainly by market growth in Latin America and China. Currency translation effects increased International segment sales for the year ended December 31, 2011, when stated in U.S. dollars, by $14.7 million, reflecting a strengthening of the Australian dollar, South African rand and Brazilian real.

Cost of products sold. Cost of products sold was $703.0 million for the year ended December 31, 2011, an increase of $96.5 million, or 16%, from $606.5 million for the year ended December 31, 2010. The increase was driven by higher sales. Cost of products sold as a percentage of sales was 59.9% in the year ended December 31, 2011 compared to 62.1% in 2010. Lower cost of products sold as a percentage of sales in 2011 was due to control over manufacturing costs and the addition of General Monitors.

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

Restructuring and other charges. For the year ended December 31, 2011, we recorded charges of $8.6 million ($5.7 million after tax). European segment charges of $5.8 million for the year ended December 31, 2011, related primarily to staff reductions and the transfer of certain production activities to China. North American segment charges for the year ended December 31, 2011 of $1.7 million included costs associated with the relocation of certain administrative and production activities. International segment charges for the year ended December 31, 2011 of $1.1 million were related primarily to severance costs associated with the relocation of our Wuxi, China operations to Suzhou, China.

For the year ended December 31, 2010, we recorded charges of $14.1 million ($9.6 million after tax). North American segment charges of $3.8 million included stay bonuses and other costs associated with the transfer of certain production and administrative activities. European segment charges of $8.8 million related primarily to a focused voluntary retirement incentive program in Germany and severance costs associated with staff reductions. International segment charges of $1.5 million were primarily for severance costs related to staff reductions.

Interest expense. Interest expense for the year ended December 31, 2011 was $14.1 million, an increase of $5.4 million, or 62%, from $8.7 million for the year ended December 31, 2010. The increase was primarily due to higher borrowings associated with the acquisition of General Monitors in October 2010.

Income tax provision. Our effective tax rate for the year ended December 31, 2011 was 33.2% compared to 31.9% for the year ended December 31, 2010. The higher effective tax rate for the year was primarily related to a lower manufacturing deduction and research and development tax credit as a percentage of pretax income, partially offset by the recognition of deferred tax assets on net operating loss carryforwards in Asia.

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

European segment net income for the year ended December 31, 2011 was $7.3 million, an improvement of $12.7 million, from a net loss of $5.4 million for the year ended December 31, 2010. The improvement in European segment net income includes $6.6 million of General Monitors net income. The remainder of the improvement in European segment results for 2011 was primarily due to lower operating costs and restructuring expenses.

International segment net income for the year ended December 31, 2011 was $27.2 million, an increase of $11.4 million, or 72%, from $15.8 million for the year ended December 31, 2010. Higher net income was primarily related to improved sales and gross profits, partially offset by higher selling expenses. Currency translation effects increased the 2011 International segment net income, when stated in U.S. dollars, by approximately $1.0 million, primarily due to the strengthening of the Australian dollar, South African rand and Brazilian real.

Reconciling items for the year ended December 31, 2011 reported a net loss of $22.5 million, an increase of $5.6 million, or 33%, from a net loss of $16.9 million for the year ended December 31, 2010. The higher loss reported in reconciling items in 2011 was primarily related to higher interest expense associated with the acquisition of General Monitors and higher currency exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt and acquisitions. Approximately half of our long-term debt is at fixed interest rates with manageable repayment schedules through 2021. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2016. Substantially all of our borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations.

Our unsecured senior revolving credit facility provides for borrowings up to $300.0 million through 2016 and is subject to certain commitment fees. Loans made under the senior revolving credit facility bear interest at a variable rate. Loan proceeds may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing indebtedness. The credit agreement also provides for an uncommitted incremental facility that permits us, subject to certain conditions, to request an increase in the senior credit facility of up to $50.0 million. At December 31, 2012, $185.0 million of the $300.0 million senior revolving credit facility was unused.

During 2010, we issued $100.0 million in unsecured 4.00% Series A Senior Notes. These notes mature in October 2021 and are payable in five annual installments of $20.0 million, commencing in October 2017. Interest is payable quarterly.

During 2012, we reduced borrowings on the senior revolving credit facility by $55.0 million.

Cash and cash equivalents increased $22.8 million during the year ended December 31, 2012, compared to an increase of $0.2 million during 2011 and a decrease of $2.2 million during 2010.

Operating activities. Operating activities provided cash of $150.5 million in 2012, compared to providing cash of $85.3 million in 2011. Significantly higher cash from operating activities in 2012 was primarily related to working capital improvements and higher net income. Trade receivables were $191.3 million at December 31, 2012, a decrease of $1.3 million, compared to $192.6 million at December 31, 2011. LIFO inventories were $136.3 million at December 31, 2012, a decrease of $5.2 million, compared to $141.5 million at December 31, 2011. Accounts payable were $59.5 million at December 31, 2012, an increase of $9.3 million, compared to $50.2 million at December 31, 2011. The $1.3 million decrease in trade receivables reflects a $2.3 million decrease in local currency balances, partially offset by a $1.0 million increase due to currency translation effects. The $5.2 million decrease in inventories reflects a $6.1 million decrease in local currency inventories, partially offset by a $0.9 million increase due to currency translation effects. The decrease in local currency inventories reflects the divestiture of the ACH business, as well as our ongoing initiative to manage inventory levels. The $9.3 million increase in accounts payable reflects our focus on extending payments by negotiating favorable terms with our vendors.

Cash provided by operations in 2011 increased $53.7 million compared to 2010. The increase was primarily related to higher net income.

Investing activities. Investing activities used cash of $17.3 million for the year ended December 31, 2012, compared to using $11.7 million in 2011.

Cash used for investing activities was $269.9 million lower in 2011 compared to 2010. In 2010, we used cash of $262.3 million to acquire General Monitors.

Financing activities. Financing activities used cash of $110.5 million for the year ended December 31, 2012, compared to using cash of $71.3 million in 2011. During 2012, we paid down $63.0 million of long-term debt compared to paying down $35.0 million in 2011. We made dividend payments of $51.0 million during 2012, compared to $37.7 million during 2011. Dividends paid on our common stock during 2012 (our 96th consecutive year of dividend payment) were $1.38 per share, including a special one-time dividend of $0.28 per share that was paid on December 28, 2012. Dividends paid on our common stock in 2011 and 2010 were $1.03 and $0.99 per share, respectively.

Financing activities used cash of $71.3 million in 2011 compared to providing cash of $246.6 million in 2010. In 2010, net borrowings were $278.8 million, primarily to finance the acquisition of General Monitors.

CUMULATIVE TRANSLATION ADJUSTMENTS

The year-end position of the U.S. dollar relative to international currencies resulted in a translation gain of $4.1 million being credited to the cumulative translation adjustments attributable to Mine Safety Appliances Company shareholders’ equity account for the year ended December 31, 2012, compared to a translation loss of $14.7 million in 2011 and a translation gain of $1.6 million in 2010. The translation gain in 2012 was primarily related to the strengthening of the euro. The translation loss in 2011 was primarily related to the weakening of the euro and South African rand. The translation gain in 2010 was primarily due to the strengthening of the South African rand, the Australian dollar and the Brazilian real, partially offset by the weakening of the euro.

COMMITMENTS AND CONTINGENCIES

We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2012 were as follows:

(In millions)	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt*	$279.0	$6.7	$6.7	$6.7	$121.7	$26.7	$110.5
Operating leases	32.3	10.9	8.3	4.9	3.1	1.6	3.5

Totals	311.3	17.6	15.0	11.6	124.8	28.3	114.0

*	Future interest payments are not included in the table.

The significant obligations table does not include obligations to taxing authorities due to uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

We expect to meet our 2013 through 2015 and 2017 debt service obligations through cash provided by operations. Approximately $115.0 million of debt payable in 2016 relates to our unsecured senior revolving credit facility. We expect to generate sufficient operating cash flow to make payments against this amount each year. To the extent that a balance remains when the facility matures in 2016, we expect to refinance the remaining balance through new borrowing facilities.

We expect to make net contributions of $7.2 million to our pension plans in 2013.

We have purchase commitments for materials, supplies, services and property, plant and equipment as part of our ordinary conduct of business.

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims at December 31, 2012 and 2011 was $4.4 million and $4.7 million, respectively. Single incident product liability expense during the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $1.5 million and $0.2 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,609 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	2012	2011	2010
Open claims, January 1	2,321	1,900	2,480
New claims	750	479	260
Settled and dismissed claims	(462)	(58)	(840)

Open claims, December 31	2,609	2,321	1,900

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

Our insurance receivables at December 31, 2012 and 2011 totaled $130.0 million and $112.1 million, respectively, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	2012	2011	2010
Balance January 1	$112.1	$89.0	$91.7
Additions	29.7	35.6	30.9
Collections and settlements	(11.8)	(12.5)	(33.6)

Balance December 31	130.0	112.1	89.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the years ended December 31, 2012, 2011, and 2010 were $2.1 million, $1.1 million and $0.2 million, respectively.

Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2012, totaled approximately $99.7 million, substantially all of which was insured.

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

In 2009, we sued The North River Insurance Company (North River) in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one of its insurance policies by failing to pay amounts owed to us and that it engaged in bad-faith claims handling. We believe that North River’s refusal to indemnify us under the policy for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. Discovery is concluding and motions for summary judgment on certain issues will be submitted to the court in the first quarter of 2013. A trial date has not yet been scheduled.

In 2010, North River sued us in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Allstate Insurance Company (as successor in interest to policies issued by the Northbrook Excess and Surplus Insurance Company). We asserted claims against North River and Allstate for breaches of contract for failures to pay amounts owed to us. We also alleged that North River engaged in bad-faith claims handling. We believe that North River’s and Allstate’s refusals to indemnify us under these policies for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. Discovery is concluding and motions for summary judgment on certain issues will be submitted to the court in the first quarter of 2013. A trial date has not yet been scheduled.

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

Due to uncertainty as to the ultimate outcome of pending and threatened claims, as well as the incidence of future claims, it is possible that future results could be materially affected by changes in our assumptions and estimates related to product liability matters, including our estimates of amounts receivable from insurance carriers. Our product liability expense averaged less than 1% of net sales during the three years ended December 31, 2012.

Product warranties. We accrue for the estimated probable cost of product warranties at the time that sales are recognized. Our estimates are principally based on historical experience. We also accrue for our estimates of the probable costs of corrective action when significant product quality issues are identified. These estimates are principally based on our assumptions regarding the cost of corrective action and the probable number of units to be repaired or replaced. Our product warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Due to the uncertainty and potential volatility of these factors, it is possible that future results could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these matters. Our product warranty expense averaged approximately 1% of net sales during the three years ended December 31, 2012.

Income taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we adjust the related valuation allowances in the period that the change in circumstances occurs. We had valuation allowances of $4.0 million and $2.8 million at December 31, 2012 and 2011, respectively.

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

All goodwill is assigned to reporting units. For this purpose, we consider our operating segments to be our reporting units. We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. Factors considered as part of the qualitative assessment include entity-specific industry, market and general economic conditions. We may elect to bypass this qualitative evaluation for some or all of our reporting units and perform a two-step quantitative test. Quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimate reporting unit fair value using discounted cash flow (DCF) methodologies, as we believe forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the DCF model, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The betas used in calculating the individual reporting units’ weighted average cost of capital (WACC) rate are estimated for each reporting unit based on peer data.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This ASU requires net income and comprehensive income to be presented in either a single continuous statement or in two separate, but consecutive, statements. In December 2011, the FASB issued ASU 2011-12, which indefinitely deferred the ASU 2011-05 requirement related to the presentation of reclassification adjustments from accumulated other comprehensive income. The adoption of ASU 2011-05 on January 1, 2012 did not have a material effect on our results of operations or financial position, but did change the format of the presentation of comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other-Testing Goodwill for Impairment. This ASU reduces the complexity of performing an annual goodwill impairment test by permitting companies to perform an assessment of qualitative factors to determine whether additional goodwill impairment testing is necessary. The adoption of this ASU, on January 1, 2012 did not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires additional information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU will be effective beginning in 2013. The adoption of this ASU will not have a material effect on our consolidated financial statements, but will change disclosures related to comprehensive income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rates. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2012 by approximately $61.7 million and $3.5 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2012, we had open foreign currency forward contracts with a U.S. dollar notional value of $30.9 million. A hypothetical 10% increase in December 31, 2012 forward exchange rates would result in a $3.1 million increase in the fair value of these contracts.

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

We have $160.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.9 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

Actuarial assumptions. The most significant actuarial assumptions affecting our net periodic pension credit and pension obligations are discount rates, expected returns on plan assets and plan asset valuations. Discount rates and plan asset valuations are point-in-time measures. Expected returns on plan assets are based on our historical returns by asset class. The following table summarizes the impact of changes in significant actuarial assumptions on our December 31, 2012 actuarial valuations.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	+1%	-1%	+1%	-1%	+5%	-5%
(Decrease) increase in net benefit cost	$(5,592)	$6,050	$(3,800)	$3,800	$(811)	$809
(Decrease) increase in projected benefit obligation	(60,417)	70,013	—	—	—	—
Increase (decrease) in funded status	60,417	(70,013)	—	—	19,223	(19,223)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ WILLIAM M. LAMBERT
William M. Lambert Chief Executive Officer

/s/ DENNIS L. ZEITLER
Dennis L. Zeitler Senior Vice President and Treasurer Chief Financial Officer

February 20, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mine Safety Appliances Company:

In our opinion, the consolidated balance sheets and related consolidated statements of income, comprehensive income, cash flows and changes in retained earnings and accumulated other comprehensive loss present fairly, in all material respects, the financial position of Mine Safety Appliances Company and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 19, 2013

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF INCOME

	Year ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
Net sales	$1,168,904	$1,173,227	$976,631
Other income, net	10,991	5,381	6,037

	1,179,895	1,178,608	982,668

Costs and expenses
Cost of products sold	666,172	702,991	606,532
Selling, general and administrative	321,234	306,367	262,940
Research and development	40,900	39,245	32,784
Restructuring and other charges	2,787	8,559	14,121
Interest expense	11,361	14,117	8,707
Currency exchange losses, net	3,151	2,511	235

	1,045,605	1,073,790	925,319

Income before income taxes	134,290	104,818	57,349
Provision for income taxes	42,529	34,773	18,290

Net income	91,761	70,045	39,059
Net income attributable to noncontrolling interests	(1,124)	(193)	(955)

Net income attributable to Mine Safety Appliances Company	90,637	69,852	38,104

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$2.45	$1.91	$1.06

Diluted	$2.42	$1.87	$1.05

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2012	2011	2010
Net income	$91,761	$70,045	$39,059
Foreign currency translation adjustments	3,846	(15,980)	2,511
Pension and post-retirement plan adjustments	(28,018)	(44,218)	(28)

Comprehensive income	67,589	9,847	41,542
Comprehensive (income) loss attributable to noncontrolling interests	(840)	1,137	(1,898)

Comprehensive income attributable to Mine Safety Appliances Company	66,749	10,984	39,644

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED BALANCE SHEET

		December 31,
(In thousands, except share amounts)		2012	2011
Assets
Current Assets	Cash and cash equivalents	$82,718	$59,938
	Trade receivables, less allowance for doubtful accounts of $7,402 and $7,043	191,289	192,627
	Inventories	136,300	141,475
	Deferred tax assets	17,727	21,744
	Income taxes receivable	6,342	13,769
	Prepaid expenses and other current assets	29,172	29,296

	Total current assets	463,548	458,849

Property	Land	5,267	5,142
	Buildings	107,082	104,575
	Machinery and equipment	334,951	333,846
	Construction in progress	10,444	13,472

	Total	457,744	457,035
	Less accumulated depreciation	(310,279)	(311,272)

	Net property	147,465	145,763
Other Assets	Prepaid pension cost	42,818	58,075
	Deferred tax assets	17,018	12,065
	Goodwill	258,400	259,084
	Other noncurrent assets	182,497	181,216

	Total assets	1,111,746	1,115,052

Liabilities
Current Liabilities	Notes payable and current portion of long-term debt	$6,823	$8,263
	Accounts payable	59,519	50,208
	Employees’ compensation	41,602	38,400
	Insurance and product liability	15,025	15,738
	Taxes on income	4,389	3,051
	Other current liabilities	61,442	56,110

	Total current liabilities	188,800	171,770

Long-Term Debt		272,333	334,046

Other Liabilities	Pensions and other employee benefits	151,536	124,310
	Deferred tax liabilities	17,249	30,458
	Other noncurrent liabilities	11,124	15,057

	Total liabilities	641,042	675,641

Commitments and Contingencies (Note 19)
Shareholders’ Equity
	Mine Safety Appliances Company shareholders’ equity:
	Preferred stock, 4 1/2% cumulative, $50 par value (callable at $52.50)	3,569	3,569
	Common stock, no par value (shares outstanding:
	2012—37,007,799 and 2011—36,692,590)	112,135	97,276
	Stock compensation trust	(3,891)	(6,070)
	Treasury shares, at cost	(269,739)	(266,231)
	Accumulated other comprehensive loss	(127,072)	(103,184)
	Retained earnings	747,953	708,306

	Total Mine Safety Appliances Company shareholders’ equity	462,955	433,666
	Noncontrolling interests	7,749	5,745

	Total shareholders’ equity	470,704	439,411

	Total liabilities and shareholders’ equity	1,111,746	1,115,052

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,
(In thousands)	2012	2011	2010
Operating Activities
Net income	$91,761	$70,045	$39,059
Depreciation and amortization	31,702	32,866	29,192
Pensions	3,673	(4,967)	(6,391)
Net gain from investing activities—disposal of assets	(8,396)	(3,328)	(5,135)
Stock-based compensation	10,010	7,732	7,335
Deferred income tax provision	213	8,800	7,162
Other noncurrent assets and liabilities	(14,104)	(24,130)	(32,493)
Currency exchange losses, net	3,151	2,511	235
Excess tax benefit related to stock plans	(2,799)	(632)	(3,462)
Other, net	1,103	(1,335)	(1,693)

Operating cash flow before changes in certain working capital items	116,314	87,562	33,809

Trade receivables	2,346	(217)	(10,191)
Inventories	2,677	(1,230)	(10,744)
Accounts payable and accrued liabilities	17,776	(398)	11,145
Income taxes receivable, prepaid expenses and other current assets	11,363	(459)	7,587

Decrease (increase) in certain working capital items	34,162	(2,304)	(2,203)

Cash Flow From Operating Activities	150,476	85,258	31,606

Investing Activities
Capital expenditures	(32,209)	(30,390)	(25,024)
Property disposals	20,193	18,687	5,699
Acquisitions, net of cash, acquired and other investing	(5,269)	—	(262,250)

Cash Flow From Investing Activities	(17,285)	(11,703)	(281,575)

Financing Activities
(Payments on) proceeds from short-term debt, net	(128)	137	(6,169)
Proceeds from long-term debt	183,500	164,000	325,000
Payments on long-term debt	(246,500)	(199,000)	(40,000)
Cash dividends paid	(50,990)	(37,741)	(35,928)
Company stock purchases	(3,508)	(624)	(7,572)
Exercise of stock options	4,306	1,316	7,809
Excess tax benefit related to stock plans	2,799	632	3,462

Cash Flow From Financing Activities	(110,521)	(71,280)	246,602

Effect of exchange rate changes on cash and cash equivalents	110	(2,097)	1,144

Increase (decrease) in cash and cash equivalents	22,780	178	(2,223)
Beginning cash and cash equivalents	59,938	59,760	61,983

Ending cash and cash equivalents	82,718	59,938	59,760

Supplemental cash flow information:
Interest payments	$10,772	$13,969	$8,379
Income tax payments	29,807	21,739	25,383

See notes to consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND

ACCUMULATED OTHER COMPREHENSIVE LOSS

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
Balances January 1, 2010	$674,019	$(45,856)
Net income	39,059	—
Foreign currency translation adjustments	—	2,511
Pension and post-retirement plan adjustments, net of tax of $205	—	(28)
Income attributable to noncontrolling interests	(955)	(943)
Common dividends	(35,886)	—
Preferred dividends	(42)	—

Balances December 31, 2010	676,195	(44,316)
Net income	70,045	—
Foreign currency translation adjustments	—	(15,980)
Pension and post-retirement plan adjustments, net of tax of $28,636	—	(44,218)
(Income) loss attributable to noncontrolling interests	(193)	1,330
Common dividends	(37,699)	—
Preferred dividends	(42)	—

Balances December 31, 2011	708,306	(103,184)
Net income	91,761	—
Foreign currency translation adjustments	—	3,846
Pension and post-retirement plan adjustments, net of tax of $11,364	—	(28,018)
(Income) loss attributable to noncontrolling interests	(1,124)	284
Common dividends	(50,948)	—
Preferred dividends	(42)	—

Balances December 31, 2012	747,953	(127,072)

Components of accumulated other comprehensive loss are as follows:

	December 31
(In thousands)	2012	2011	2010
Cumulative translation adjustments	$4,959	$829	$15,479
Pension and post-retirement plan adjustments	(132,031)	(104,013)	(59,795)

Accumulated other comprehensive loss	(127,072)	(103,184)	(44,316)

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

Noncontrolling Interests—Noncontrolling interests reflect noncontrolling shareholders’ investments in certain consolidated subsidiaries and their proportionate share of the income and accumulated other comprehensive income of those subsidiaries.

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

Property and Depreciation—Property is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, generally as follows: buildings 20 to 40 years and machinery and equipment 3 to 10 years. Expenditures for significant renewals and improvements are capitalized. Ordinary repairs and maintenance are expensed as incurred. Gains or losses on property dispositions are included in income and the cost and related depreciation are removed from the accounts. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $27.5 million, $27.1 million and $25.5 million, respectively.

Goodwill and Other Intangible Assets—Intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets are reviewed for possible impairment whenever circumstances change such that the recorded value of the asset may not be recoverable. Goodwill is not amortized, but is subject to impairment write-down tests. We test the goodwill of each of our reporting units for impairment at least annually. The annual goodwill impairment tests are performed as of September 30 each year. All goodwill is assigned to reporting units. For this purpose, we consider our operating segments to be our reporting units. We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of various factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. Factors considered as part of the qualitative assessment include entity-specific industry, market and general economic conditions. We may elect to bypass the qualitative assessment for some or all of our reporting units and perform a two-step quantitative test. Quantitative testing involves estimating a reporting unit’s fair value. We estimate reporting unit fair value using discounted cash flow methodologies. There has been no impairment of our goodwill as of December 31, 2012.

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

Derivative Instruments—We may use derivative instruments to minimize the effects of changes in currency exchange rates. We do not enter into derivative transactions for speculative purposes and do not hold derivative instruments for trading purposes. Changes in the fair value of derivative instruments designated as fair value hedges are recorded in the balance sheet as adjustments to the underlying hedged asset or liability. Changes in the fair value of derivative instruments that do not qualify for hedge accounting treatment are recognized in the income statement in the current period.

Note 2—Restructuring and Other Charges

During the years ended December 31, 2012, 2011 and 2010, we recorded charges of $2.8 million, $8.6 million and $14.1 million, respectively. These charges were primarily related to reorganization activities.

For the year ended December 31, 2012, North American, European and International segment charges of $1.5 million, $1.1 million and $0.2 million, respectively, were primarily related to severance costs associated with staff reductions.

For the year ended December 31, 2011, European segment charges of $5.8 million related primarily to staff reductions and the transfer of certain production activities to China. North American segment charges for the year ended December 31, 2011 of $1.7 million included costs associated with the relocation of certain administrative and production activities. International segment charges for the year ended December 31, 2011 of $1.1 million were primarily related to severance costs associated with the relocation of our Wuxi, China operations to Suzhou, China.

For the year ended December 31, 2010, European segment charges of $8.8 million related primarily to a focused voluntary retirement incentive program in Germany and severance costs associated with staff reductions. North American segment charges for the year ended December 31, 2010 of $3.8 million included stay bonuses and other costs associated with the transfer of certain production and administrative activities. International segment charges for the year ended December 31, 2010 of $1.5 million were primarily related to severance costs associated with staff reductions.

Note 3—Inventories

	December 31,
(In thousands)	2012	2011
Finished products	$72,658	$65,687
Work in process	13,473	17,000
Raw materials and supplies	50,169	58,788

Total inventories	136,300	141,475
Excess of FIFO costs over LIFO costs	46,519	47,368

Total FIFO inventories	182,819	188,843

Inventories stated on the LIFO basis represent 16% and 18% of total inventories at December 31, 2012 and 2011, respectively.

Reductions in certain inventory quantities during the years ended December 31, 2012 and 2011 resulted in liquidations of LIFO inventories carried at lower costs prevailing in prior years. The effect of LIFO liquidations during 2012 reduced cost of sales by $0.8 million and increased net income by $0.5 million. The effect of LIFO liquidations during 2011 reduced cost of sales by $0.5 million and increased net income by $0.3 million.

Note 4—Capital Stock

•	Common stock, no par value—180,000,000 shares authorized.

•	Second cumulative preferred voting stock, $10 par value—1,000,000 shares authorized; none issued.

•

4 1/2% cumulative preferred nonvoting stock, $50 par value—100,000 shares authorized; 71,373 shares issued and 52,878 shares ($1.8 million) held in treasury. There were no treasury share purchases during the three years ended December 31, 2012.

Common stock activity is summarized as follows:

	Shares			Dollars
(Dollars in thousands)	Issued	Stock Compensation Trust	Treasury	Common Stock	Stock Compensation Trust	Treasury Cost
Balances January 1, 2010	62,081,391	(2,174,204)	(23,934,669)	$74,269	$(11,349)	$(256,283)
Restricted stock awards	—	162,925	—	(850)	850	—
Restricted stock expense	—	—	—	4,103	—	—
Restricted stock forfeitures	—	—	(1,092)	(40)	—	—
Stock options exercised	—	650,565	—	4,413	3,396	—
Stock option expense	—	—	—	2,748	—	—
Performance stock expense	—	—	—	524	—	—
Tax benefit related to stock plans	—	—	—	3,462	—	—
Treasury shares purchased	—	—	(265,190)	—	—	(7,572)

Balances December 31, 2010	62,081,391	(1,360,714)	(24,200,951)	88,629	(7,103)	(263,855)
Restricted stock awards	—	103,815	—	(542)	542	—
Restricted stock expense	—	—	—	4,376	—	—
Restricted stock forfeitures	—	—	(7,469)	(6)	—	—
Stock options exercised	—	94,115	—	825	491	—
Stock option expense	—	—	—	2,343	—	—
Performance stock expense	—	—	—	1,019	—	—
Tax benefit related to stock plans	—	—	—	632	—	—
Treasury shares purchased	—	—	(17,597)	—	—	(624)

Balances December 31, 2011	62,081,391	(1,162,784)	(24,226,017)	97,276	(6,070)	(264,479)
Restricted stock awards	—	136,295	—	(711)	711	—
Restricted stock expense	—	—	—	4,891	—	—
Restricted stock forfeitures	—	—	(10,815)	(147)	—	—
Stock options exercised	—	223,022	—	3,141	1,165	—
Stock option expense	—	—	—	2,435	—	—
Performance stock issued	—	58,037	—	(303)	303	—
Performance stock expense	—	—	—	2,831	—	—
Tax benefit related to stock plans	—	—	—	2,799	—	—
Treasury shares purchased	—	—	(91,330)	—	—	(3,508)
Other, net	—	—	—	(77)	—	—

Balances December 31, 2012	62,081,391	(745,430)	(24,328,162)	112,135	(3,891)	(267,987)

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

Note 5—Segment Information

We are organized into eleven geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
2012
Sales to external customers	$551,927	$289,549	$327,428	$—	$1,168,904
Intercompany sales	114,354	98,096	18,641	(231,091)	—
Net income attributable to Mine Safety Appliances Company	70,930	12,913	22,318	(15,524)	90,637
Total assets	726,476	352,601	205,959	(173,290)	1,111,746
Interest income	364	147	1,000	14	1,525
Interest expense	106	350	95	10,810	11,361
Noncash items:
Depreciation and amortization	21,446	5,354	4,902	—	31,702
Pension income (expense)	2,138	(4,700)	(1,111)	—	(3,673)
Income tax provision	42,480	4,858	9,214	(14,023)	42,529
Capital expenditures	20,129	5,106	6,974	—	32,209
Long-lived assets	119,642	29,882	36,589	—	186,113
2011
Sales to external customers	561,140	286,753	325,334	—	1,173,227
Intercompany sales	100,094	116,471	18,305	(234,870)	—
Net income attributable to Mine Safety Appliances Company	57,914	7,331	27,152	(22,545)	69,852
Total assets	742,707	340,305	194,127	(162,087)	1,115,052
Interest income	78	192	1,267	324	1,861
Interest expense	29	253	138	13,697	14,117
Noncash items:
Depreciation and amortization	22,036	6,239	4,591	—	32,866
Pension income (expense)	10,800	(5,638)	(195)	—	4,967
Income tax provision	34,327	3,994	6,442	(9,990)	34,773
Capital expenditures	20,035	4,384	5,971	—	30,390
Long-lived assets	127,361	29,981	35,540	—	192,882
2010
Sales to external customers	464,012	251,107	261,512	—	976,631
Intercompany sales	84,905	92,526	16,410	(193,841)	—
Net income attributable to Mine Safety Appliances Company	44,560	(5,371)	15,835	(16,920)	38,104
Total assets	810,345	336,095	205,837	(155,089)	1,197,188
Interest income	329	110	1,212	328	1,979
Interest expense	51	160	100	8,396	8,707
Noncash items:
Depreciation and amortization	18,918	6,116	4,158	—	29,192
Pension income (expense)	13,451	(6,590)	(470)	—	6,391
Income tax provision	22,032	769	5,720	(10,231)	18,290
Capital expenditures	16,806	4,667	3,551	—	25,024
Long-lived assets	142,241	33,199	35,229	—	210,669

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

Geographic information on sales to external customers, based on country of origin:

(In thousands)	2012	2011	2010
United States	$527,550	$538,257	$447,029
Germany	74,557	75,536	77,858
Other	566,797	559,434	451,744

Total	1,168,904	1,173,227	976,631

Geographic information on long-lived assets, based on country of origin:

(In thousands)	2012	2011	2010
United States	$116,539	$124,035	$139,161
Germany	8,781	9,425	10,570
Other	60,793	59,422	60,938

Total	186,113	192,882	210,669

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

(In thousands, except per share amounts)	2012	2011	2010
Net income attributable to Mine Safety Appliances Company	$90,637	$69,852	$38,104
Preferred stock dividends	(42)	(42)	(42)

Income available to common equity	90,595	69,810	38,062
Dividends and undistributed earnings allocated to participating securities	(865)	(755)	(365)

Income available to common shareholders	89,730	69,055	37,697

Basic earnings per common share	$2.45	$1.91	$1.06

Diluted earnings per common share	$2.42	$1.87	$1.05

Basic shares outstanding	36,564	36,221	35,880
Stock options and other stock compensation	478	610	542

Diluted shares outstanding	37,042	36,831	36,422

Antidilutive stock options	744	894	760

Note 7—Income Taxes

(In thousands)	2012	2011	2010
Components of income before income taxes
U.S. income	$67,041	$58,817	$38,398
Non-U.S. income	67,249	46,001	18,951

Income before income taxes	134,290	104,818	57,349

Provision for income taxes
Current
Federal	$18,774	$6,829	$9,498
State	2,556	872	149
Non-U.S.	20,986	18,272	1,481

Total current provision	42,316	25,973	11,128

Deferred
Federal	(518)	10,853	3,862
State	(125)	772	194
Non-U.S.	856	(2,825)	3,106

Total deferred provision	213	8,800	7,162

Provision for income taxes	42,529	34,773	18,290

Reconciliation of the U.S. federal income tax rates to our effective tax rate:

	2012	2011	2010
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—U.S.	1.2	1.0	0.4
Taxes on non-U.S. income	(1.4)	(2.1)	(0.8)
Research and development credit	—	(1.3)	(2.3)
Manufacturing deduction credit	(1.9)	(0.3)	(1.9)
Valuation allowances	(0.2)	0.1	2.0
Other	(1.0)	0.8	(0.5)

Effective income tax rate	31.7%	33.2%	31.9%

Components of deferred tax assets and liabilities:

	December 31,
(In thousands)	2012	2011
Deferred tax assets
Book expenses capitalized for tax	$8,213	$—
Postretirement benefits	19,282	13,561
Inventory reserves	4,780	3,773
Vacation allowances	1,240	1,319
Net operating losses and tax credit carryforwards	7,558	9,436
Post employment benefits	1,006	2,400
Foreign tax credit carryforwards (expiring in 2019)	212	3,463
Stock options	9,672	7,815
Liability insurance	2,754	4,116
Basis of capital assets	1,013	1,102
Warranties	3,078	2,903
Reserve for doubtful accounts	1,547	1,581
Deferred revenue	261	217
Other	4,014	3,788

Total deferred tax assets	64,630	55,474
Valuation allowances	(3,961)	(2,777)

Net deferred tax assets	60,669	52,697

Deferred tax liabilities
Property, plant and equipment	(10,547)	(13,565)
Pension	(10,915)	(18,609)
Intangibles	(21,492)	(16,209)
Other	(322)	(973)

Total deferred tax liabilities	(43,276)	(49,356)

Net deferred taxes	17,393	3,341

At December 31, 2012, we had net operating loss carryforwards of approximately $30.4 million, all of which are in non-U.S. tax jurisdictions. Net operating loss carryforwards of $0.2 million, $0.9 million and $0.1 million will expire in 2014, 2015 and 2016, respectively. The remainder may be carried forward indefinitely.

No deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which amounted to $258.0 million as of December 31, 2012. These earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the deferred tax liability on these undistributed earnings.

A reconciliation of the change in the tax liability for unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows:

(In thousands)	2012	2011
Beginning balance	$12,827	$11,827
Adjustments for tax positions related to the current year	(2,672)	1,268
Adjustments for tax positions related to prior years	(367)	(9)
Statute expiration	(268)	(259)

Ending balance	9,520	12,827

The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have recognized tax benefits associated with these liabilities in the amount of $8.6 million and $11.4 million at December 31, 2012 and 2011, respectively.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.9 million at December 31, 2011. During 2012, we reduced interest related to uncertain tax positions by $0.2 million. Our liability for accrued interest and penalties related to uncertain tax positions was $0.7 million at December 31, 2012.

We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our U.S. federal returns have been completed through 2006, and the 2007 and 2008 tax years were closed by statute. Various state and foreign income tax returns may be subject to tax audits after 2006.

Note 8—Stock Plans

The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2018. Management stock-based compensation includes stock options, restricted stock and performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market value option prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Restricted stock is granted without payment to the company and generally vests three years after the grant date. In general, unvested stock options, restricted stock and performance stock units are forfeited if the participant’s employment with the company terminates for any reason other than retirement, death or disability. Certain restricted stock for management retention vests in three equal tranches four, five and six years after the grant date. Unvested restricted stock for management retention is forfeited if the participant’s employment with the company terminates for any reason other than death or disability. Restricted stock is valued at the market value of the stock on the grant date. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving a targeted return on net assets, total shareholder return or other specific performance or market conditions over the performance period. Performance stock units with a performance condition are valued at the market value of the stock on the grant date. Performance stock units with a market condition are valued at an estimated fair value using a Monte Carlo model. We issue Stock Compensation Trust shares or new shares for stock option exercises and grants of restricted stock and performance stock. As of December 31, 2012, there were 2,052,924 and 207,952 shares, respectively, reserved for future grants under the management and non-employee directors’ equity incentive plans.

Stock-based compensation expense was as follows:

(In thousands)	2012	2011	2010
Restricted stock	$4,744	$4,370	$4,063
Stock options	2,435	2,343	2,748
Performance stock	2,831	1,019	524

Total compensation expense before income taxes	10,010	7,732	7,335
Income tax benefit	3,700	2,825	2,653

Total compensation expense, net of income tax benefit	6,310	4,907	4,682

We did not capitalize any stock-based compensation expense in 2012, 2011, or 2010.

Stock option expense is based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2012, 2011 and 2010.

	2012	2011	2010
Fair value per option	$10.77	$9.94	$7.21
Risk-free interest rate	1.2%	2.6%	3.0%
Expected dividend yield	3.1%	3.6%	3.9%
Expected volatility	41%	40%	40%
Expected life (years)	6.1	6.1	6.1

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

A summary of option activity follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding January 1, 2010	2,085,075	$25.01
Granted	323,978	25.06
Exercised	(650,565)	12.00
Expired	(9,485)	46.73

Outstanding December 31, 2010	1,749,003	29.74	791,759
Granted	166,247	34.09
Exercised	(94,115)	13.99
Expired	(2,495)	44.08

Outstanding December 31, 2011	1,818,640	30.94	907,598
Granted	196,469	37.33
Exercised	(223,022)	18.93
Expired	(5,093)	43.33
Forfeited	(2,334)	36.69

Outstanding December 31, 2012	1,784,660	33.05	1,100,300

For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2012 were as follows:

	Stock Options Outstanding
Range of Exercise Prices	Shares	Weighted-Average
		Exercise Price	Remaining Life
$10.65 – $21.71	357,569	$18.03	6.0 Years
$24.63 – $37.33	683,185	30.21	7.7
$40.08 – $50.25	743,906	42.88	3.4

$10.65 – $50.25	1,784,660	33.05	5.6

	Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average
		Exercise Price	Remaining Life
$10.65 – $13.57	328,445	$17.70	6.0 Years
$25.07 – $28.06	49,349	23.27	4.2
$40.08 – $50.25	722,506	42.89	3.2

$10.65 – $50.25	1,100,300	34.49	4.1

Cash received from the exercise of stock options was $4.3 million, $1.3 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The tax benefit we realized from these exercises was $1.6 million, $0.7 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The aggregate intrinsic value of stock options exercisable at December 31, 2012 was $9.0 million. The aggregate intrinsic value of all stock options outstanding at December 31, 2012 was $17.2 million.

A summary of restricted stock activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	338,206	$28.99
Granted	185,216	25.38
Vested	(46,125)	39.88
Forfeited	(3,660)	23.93

Unvested at December 31, 2010	473,637	26.56
Granted	125,603	33.61
Vested	(76,505)	44.39
Forfeited	(10,481)	24.87

Unvested at December 31, 2011	512,254	25.66
Granted	130,985	37.61
Vested	(209,897)	20.44
Forfeited	(15,499)	28.37

Unvested at December 31, 2012	417,843	31.92

A summary of performance stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	61,974	$17.83
Granted	41,984	24.63
Performance adjustments	(18,329)	20.75

Unvested at December 31, 2010	85,629	20.53
Granted	48,820	33.09
Performance adjustments	(7,506)	21.14
Forfeited	(1,500)	30.53

Unvested at December 31, 2011	125,443	25.27
Granted	54,928	41.33
Vested	(47,706)	18.23
Performance adjustments	5,679	26.39
Forfeited	(672)	41.45

Unvested at December 31, 2012	137,672	35.85

During the years ended December 31, 2012, 2011 and 2010, the total intrinsic value of stock options exercised (the difference between the market price on the date of exercise and the option price paid to exercise the option) was $4.4 million, $1.8 million and $10.9 million, respectively. The fair values of restricted stock vested during the years ended December 31, 2012, 2011 and 2010 were $8.0 million, $2.6 million and $1.2 million, respectively. The fair value of performance stock units vested during the year ended December 31, 2012 was $1.9 million.

On December 31, 2012, there was $5.5 million of unrecognized stock-based compensation expense. The weighted average period over which this expense is expected to be recognized was approximately one year.

Note 9—Long-Term Debt

	December 31,
(In thousands)	2012	2011
Industrial development debt issues payable through 2022, 0.30%	$4,000	$4,000
Senior Notes payable through 2012, 8.39%	—	8,046
Senior Notes payable through 2021, 5.41%	60,000	60,000
Senior Notes payable through 2021, 4.00%	100,000	100,000
Senior revolving credit facility maturing in 2016	115,000	170,000

Total	279,000	342,046
Amounts due within one year	6,667	8,000

Long-term debt	272,333	334,046

Our unsecured senior revolving credit facility provides for borrowings up to $300.0 million through November 2016 and is subject to certain commitment fees. Loans made under the senior revolving credit facility bear interest at a variable rate. Loan proceeds may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing indebtedness. The credit agreement also provides for an uncommitted incremental facility that permits us, subject to certain conditions, to request an increase in the senior credit facility of up to $50.0 million. At December 31, 2012, $185.0 million of the $300.0 million senior revolving credit facility was unused.

Approximate maturities on our long-term debt over the next five years are $6.7 million in 2013, $6.7 million in 2014, $6.7 million in 2015, $121.7 million in 2016, $26.7 million in 2017, and $110.5 million thereafter. Some debt agreements require us to maintain certain financial ratios and minimum net worth and contain restrictions on the total amount of debt. We were in compliance with our debt covenants at December 31, 2012.

Note 10—Goodwill and Intangible Assets

Changes in goodwill during the years ended December 31, 2012 and 2011 were as follows:

(In thousands)	2012	2011
Net balance at January 1	$259,084	$263,089
Disposals	(1,800)	(1,800)
Currency translation	1,116	(2,205)

Net balance at December 31	258,400	259,084

At December 31, 2012, goodwill of $196.5 million, $59.2 million and $2.7 million related to the North American, European and International reporting segments, respectively.

Changes in intangible assets, net of accumulated amortization, during the years ended December 31, 2012 and 2011 were as follows:

(In thousands)	2012	2011
Net balance at January 1	$47,119	$53,880
Amortization expense	(4,181)	(5,728)
Disposals	—	(518)
Impairment losses	(4,272)	—
Currency translation	(18)	(515)

Net balance at December 31	38,648	47,119

Intangible assets include patents and technology, license agreements, copyrights, trade names and distribution agreements. Intangible assets are reported in other noncurrent assets. At December 31, 2012, intangible assets totaled $38.6 million, net of impairment reserves and accumulated amortization of $28.3 million. Intangible asset amortization expense over the next five years is expected to be approximately $3.7 million in 2013, $3.7 million in 2014, $3.7 million in 2015, $3.5 million in 2016 and $3.1 million in 2017.

In December 2012, we discontinued our firefighter location development project and commenced an active program to sell the related intangible assets. As a result of this decision, we recognized an impairment loss $4.3 million to write-off the carrying value of these intangibles, consisting primarily of patents and trade secrets. The impairment loss is reported in other income in the income statement and included in Reconciling Items in segment information.

During 2012, we sold certain assets related to our North American ballistic helmet business, resulting in the disposal of $1.8 million of goodwill. During 2011, we sold certain assets related to our ballistic vest business, resulting in disposals of goodwill and intangible assets of $1.8 million and $0.5 million, respectively. The impact of these transactions and the operating results of the North American ballistic helmet and ballistic vest businesses were not material to net income or earnings per share for all periods presented and are not expected to be significant to future results.

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

Information pertaining to defined benefit pension plans and other postretirement benefits plans is provided in the following table:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Change in Benefit Obligations
Benefit obligations at January 1	$394,269	$349,755	$30,425	$32,734
Service cost	9,511	8,674	694	785
Interest cost	19,018	19,531	1,265	1,501
Participant contributions	137	153	—	—
Actuarial losses (gains)	58,102	37,973	(191)	(2,281)
Benefits paid	(17,804)	(18,931)	(1,642)	(2,314)
Curtailments	—	(54)	—	—
Settlements	(2,542)	—	—	—
Termination benefits	387	—	—	—
Currency translation	2,728	(2,832)	—	—

Benefit obligations at December 31	463,806	394,269	30,551	30,425

Change in Plan Assets
Fair value of plan assets at January 1	357,967	377,607	—	—
Actual return on plan assets	41,478	(4,428)	—	—
Employer contributions	4,448	4,259	1,642	2,314
Participant contributions	137	153	222	245
Settlements	(2,542)	—	—	—
Benefits paid	(15,198)	(16,308)	(1,864)	(2,559)
Reimbursement of German benefits	(2,606)	(2,622)	—	—
Currency translation	768	(694)	—	—

Fair value of plan assets at December 31	384,452	357,967	—	—

Funded Status
Funded status at December 31	(79,354)	(36,302)	(30,551)	(30,425)
Unrecognized transition losses	24	24	—	—
Unrecognized prior service cost	712	808	(2,618)	(3,072)
Unrecognized net actuarial losses	198,169	158,425	11,492	12,212

Net amount recognized	119,551	122,955	(21,677)	(21,285)

Amounts Recognized in the Balance Sheet
Noncurrent assets	42,818	58,075	—	—
Current liabilities	(5,021)	(4,722)	(1,882)	(2,096)
Noncurrent liabilities	(117,151)	(89,655)	(28,669)	(28,329)

Net amount recognized	(79,354)	(36,302)	(30,551)	(30,425)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial losses	198,169	158,425	11,492	12,212
Prior service cost (credit)	712	808	(2,618)	(3,072)
Unrecognized net initial obligation	24	24	—	—

Total (before tax effects)	198,905	159,257	8,874	9,140

Accumulated Benefit Obligations for all Defined Benefit Plans	414,957	347,636	—	—

	Pension Benefits			Other Benefits
(In thousands)	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit (Credit) Cost
Service cost	$9,511	$8,674	$7,702	$694	$785	$763
Interest cost	19,018	19,531	18,615	1,265	1,501	1,730
Expected return on plan assets	(32,328)	(34,125)	(34,565)	—	—	—
Amortization of transition amounts	2	4	4	—	—	—
Amortization of prior service cost	101	104	103	529	710	840
Recognized net actuarial losses (gains)	6,235	793	537	(454)	(455)	(555)
Curtailment loss	747	52	287	—	—	—
Termination benefits	387	—	926	—	—	—

Net periodic benefit cost (credit)	3,673	(4,967)	(6,391)	2,034	2,541	2,778

Amounts included in accumulated other comprehensive income expected to be recognized in 2013 net periodic benefit costs.

(In thousands)	Pension Benefits	Other Benefits
Loss recognition	$14,149	$676
Prior service cost (credit) recognition	102	(425)
Transition obligation recognition	3	—

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Assumptions used to determine benefit obligations
Discount rate	4.0%	5.0%	3.8%	4.8%
Rate of compensation increase	3.8%	3.9%	—	—
Assumptions used to determine net periodic benefit cost
Discount rate	5.0%	5.6%	4.8%	5.3%
Expected return on plan assets	8.2%	8.3%	—	—
Rate of compensation increases	3.9%	3.7%	—	—

Discount rates were determined using various corporate bond indexes as indicators of interest rate levels and movements and by matching our projected benefit obligation payment stream to current yields on high quality bonds.

The expected return on assets for the 2012 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on historical returns) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Pension Plan Assets at December 31,
	2012	2011
Equity securities	64%	60%
Fixed income securities	25	29
Pooled investment funds	6	6
Insurance contracts	3	3
Cash and cash equivalents	2	2

Total	100%	100%

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

The following table summarizes our pension plan assets measured at fair value on a recurring basis by fair value hierarchy level (See Note 17):

	December 31, 2012
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Equity securities	$245,840	$—	$—	$245,840
Fixed income securities	43,600	52,762	—	96,362
Pooled investment funds	—	22,030	—	22,030
Insurance contracts	—	—	12,254	12,254
Cash and cash equivalents	7,966	—	—	7,966

Total	297,406	74,792	12,254	384,452

	December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Equity securities	$216,198	$—	$—	$216,198
Fixed income securities	34,636	68,087	—	102,723
Pooled investment funds	—	19,765	—	19,765
Insurance contracts	—	—	11,562	11,562
Cash and cash equivalents	7,719	—	—	7,719

Total	258,553	87,852	11,562	357,967

Equity securities consist primarily of publicly traded U.S. and non-U.S. common stocks. Equities are valued at closing prices reported on the listing stock exchange.

Fixed income securities consist primarily of U.S. government and agency bonds and U.S. corporate bonds. Fixed income securities are valued at closing prices reported in active markets or based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, and may include adjustments, for certain risks that may not be observable, such as credit and liquidity risks.

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

The following table presents a reconciliation of Level 3 assets:

(In thousands)	Insurance Contracts
Balance January 1, 2011	$10,725
Net realized and unrealized losses included in earnings	(325)
Net purchases, issuances and settlements	1,162

Balance December 31, 2011	11,562
Net realized and unrealized gains included in earnings	1,933
Net purchases, issuances and settlements	(1,241)

Balance December 31, 2012	12,254

We expect to make net contributions of $7.2 million to our pension plans in 2013.

For measurement purposes, 8.3% increase in the costs of covered health care benefits was assumed for the year 2012, decreasing by 0.5% for each successive year to 4.5% in 2019 and thereafter. A one-percentage-point change in assumed health care cost trend rates would have increased or decreased the other postretirement benefit obligations and current year plan expense by approximately $1.8 million and $1.6 million, respectively.

Expense for defined contribution pension plans was $5.9 million in 2012, $5.7 million in 2011 and $5.2 million in 2010.

Estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $20.2 million in 2013, $19.8 million in 2014, $20.5 million in 2015, $21.0 million in 2016, $22.2 million in 2017, and are expected to aggregate $127.8 million for the five years thereafter. Estimated other postretirement benefits to be paid during the next five years are $1.9 million in 2013, $1.9 million in 2014, $1.9 million in 2015, $2.0 million in 2016, $2.2 million in 2017, and are expected to aggregate $11.5 million for the five years thereafter.

Note 12—Other Income, Net

(In thousands)	2012	2011	2010
Interest income	$1,525	$1,861	$1,979
Gain on asset dispositions, net	8,396	3,328	5,135
Escrow settlement (See Note 16)	4,790	—	—
Intangible asset impairment loss (See Note 10)	(4,272)	—	—
Other, net	552	192	(1,077)

Total	10,991	5,381	6,037

Note 13—Leases

We lease office space, manufacturing and warehouse facilities, automobiles and other equipment under operating lease arrangements. Rent expense was $12.5 million in 2012, $12.2 million in 2011 and $12.8 million in 2010. Minimum rent commitments under noncancelable leases are $10.9 million in 2013, $8.3 million in 2014, $4.9 million in 2015, $3.1 million in 2016, $1.6 million in 2017 and $3.5 million thereafter.

Note 14—Short-Term Debt

Short-term borrowings with banks, which excludes the current portion of long-term debt, was $0.2 million and $0.2 million at December 31, 2012 and 2011, respectively. The average month-end balance of total short-term borrowings during 2012 was $0.9 million. The maximum month-end balance of $2.2 million occurred at January 31, 2012. The weighted average interest rates on short-term borrowings at December 31, 2012 and 2011 were 7% and 12%, respectively.

Note 15—Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange losses (gains) in the consolidated statement of income. At December 31, 2012, the notional amount of open forward contracts was $30.9 million and the unrealized gain on these contracts was $0.8 million. All open forward contracts will mature during the first quarter of 2013.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments.

	December 31,
(In thousands)	2012	2011
Derivatives not designated as hedging instruments
Foreign exchange contracts:
Prepaid expenses and other current assets	$801	$—
Other current liabilities	—	50

The following table presents the income statement location and impact of derivative financial instruments:

(In thousands)	Income Statement Location	(Gain) Loss Recognized in Income
		Year ended December 31,
		2012	2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Currency exchange losses, net	$(1,139)	$1,282

Note 16—Acquisitions

In October 2010, we acquired General Monitors, Inc. (GMI) and its affiliated companies, General Monitors Ireland Limited (GMIL) and General Monitors Transnational, LLC (GMT), collectively referred to as General Monitors, for $278.2 million. There was no contingent consideration. At the same time, we entered into an escrow agreement with the sellers, pursuant to which $38.0 million of the purchase price was placed into escrow. GMI, GMIL and GMT became our wholly-owned subsidiaries on the acquisition date.

The acquisition price was funded through borrowings on our unsecured senior revolving credit facility and the issuance of $100.0 million in 4.00% Series A Senior Notes. Borrowings made under the unsecured senior revolving credit facility bear interest at a variable annual rate. The Senior notes, which are unsecured, will mature in October 2021 and are payable in five annual installments of $20.0 million, commencing in October 2017. Interest is payable quarterly.

General Monitors is a leading innovator and developer of advanced fixed gas and flame detection systems that are used in a broad range of oil and gas exploration and refining applications and in diverse industrial plant settings. In addition to providing us with greater access to the global oil and gas market, we believe that the acquisition significantly enhances our long-term corporate strategy in fixed gas and flame detection by providing us with world-class research and development talent and an industry-leading product line.

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

We recorded the assets acquired and liabilities assumed in connection with the acquisition at their fair values. Fair values were determined by management with assistance from a third party valuation specialist. The assumptions used in determining fair values were developed by management. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The identifiable intangible assets acquired in the General Monitors transaction are being amortized over an estimated weighted-average amortization period of 16 years. Estimated future amortization expense related to these identifiable intangible assets is approximately $3.3 million in each of the next five years. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $4.8 million.

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

The operating results of General Monitors have been included in our consolidated financial statements since the acquisition date. Our results for the year ended December 31, 2012 include General Monitors sales and net income of $99.5 million and $24.7 million, respectively. Our results for the year ended December 31, 2011 include General Monitors sales and net income of $86.2 million and $16.1 million, respectively. General Monitors net income for the year ended December 31, 2011 includes a one-time increase in cost of sales of $2.3 million ($1.5 million after tax) related to the fair value step-up of inventories acquired from General Monitors and sold during 2011. Our results for the year ended December 31, 2010 include General Monitors sales and net income of $16.3 million and $0.2 million, respectively. General Monitors net income for the year ended December 31, 2010 includes a one-time increase in cost of sales of $2.5 million ($1.5 million after tax) related to the fair value step-up of inventories acquired from General Monitors and sold during 2010.

No pro forma adjustments were required for the year ended December 31, 2012. The following unaudited pro forma financial information presents our combined results as if the acquisition had occurred at the beginning of 2010. The unaudited pro forma financial information was prepared to give effect to events that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined company’s results. There were no transactions between us and GMI, GMIL or GMT prior to the acquisition that were required to be eliminated. Transactions between GMI, GMIL and GMT during the periods presented have been eliminated in the unaudited pro forma financial information. Pro forma adjustments have been made to reflect the incremental impact on earnings of interest costs on the borrowings that we made to acquire the General Monitors companies, amortization expense related to acquired intangible assets and income tax expense, net of benefits, associated with these adjustments. Pro forma adjustments were also made to the 2010 information to remove the effects of one-time transaction and integration costs and the related tax benefit. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma financial information (Unaudited)

	Year Ended December 31
(In millions, except per share amounts)	2011	2010
Net sales	$1,173	$1,032
Net income	71	50
Basic earnings per share	1.95	1.39
Diluted earnings per share	1.92	1.37

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

In December 2012, we settled an escrow claim for indemnification with the sellers of General Monitors. Under the terms of the settlement, we received $4.8 million in December 2012. The settlement proceeds have been recognized in other income because the settlement occurred after the business combination measurement period ended. The escrow agreement has now expired and the remaining escrow account balance was released to the sellers.

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

Note 18—Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At December 31, 2012, the reported carrying amount of our fixed rate long-term debt (including the current portion) was $160.0 million and the fair value was $172.0 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of December 31, 2012.

Note 19—Contingencies

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims at December 31, 2012 and 2011 was $4.4 million and $4.7 million, respectively. Single incident product liability expense during the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $1.5 million and $0.2 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,609 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	2012	2011	2010
Open claims, January 1	2,321	1,900	2,480
New claims	750	479	260
Settled and dismissed claims	(462)	(58)	(840)

Open claims, December 31	2,609	2,321	1,900

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

Our insurance receivables at December 31, 2012 and 2011 totaled $130.0 million and $112.1 million, respectively, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	2012	2011	2010
Balance January 1	$112.1	$89.0	$91.7
Additions	29.7	35.6	30.9
Collections and settlements	(11.8)	(12.5)	(33.6)

Balance December 31	130.0	112.1	89.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the years ended December 31, 2012, 2011, and 2010 were $2.1 million, $1.1 million and $0.2 million, respectively.

Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2012, totaled approximately $99.7 million, substantially all of which was insured.

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

In 2009, we sued The North River Insurance Company (North River) in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one of its insurance policies by failing to pay amounts owed to us and that it engaged in bad-faith claims handling. We believe that North River’s refusal to indemnify us under the policy for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. Discovery is concluding and motions for summary judgment on certain issues will be submitted to the court in the first quarter of 2013. A trial date has not yet been scheduled.

In 2010, North River sued us in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Allstate Insurance Company (as successor in interest to policies issued by the Northbrook Excess and Surplus Insurance Company). We asserted claims against North River and Allstate for breaches of contract for failures to pay amounts owed to us. We also alleged that North River engaged in bad-faith claims handling. We believe that North River’s and Allstate’s refusals to indemnify us under these policies for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. Discovery is concluding and motions for summary judgment on certain issues will be submitted to the court in the first quarter of 2013. A trial date has not yet been scheduled.

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

Note 20—Assets Held for Sale

Certain assets related to detector tube manufacturing are classified as held for sale at December 31, 2012. These assets are reported in the following balance sheet lines:

(In millions)	December 31, 2012
Inventory	$2.0
Property, net of depreciation	0.3

Total assets	2.3

The potential impact of the sale of detector tube assets is not expected to be material to net income or earnings per share.

Our $3.5 million equity investment in a joint venture company is classified as held for sale at December 31, 2012 and reported in other current assets. The potential impact of the sale of this investment is not expected to be material to net income or earnings per share.

Note 21—Recently Adopted and Recently Issued Accounting Standards

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This ASU requires net income and comprehensive income to be presented in either a single continuous statement or in two separate, but consecutive, statements. In December 2011, the FASB issued ASU 2011-12, which indefinitely deferred the ASU 2011-05 requirement related to the presentation of reclassification adjustments from accumulated other comprehensive income. The adoption of ASU 2011-05 on January 1, 2012 did not have a material effect on our results of operations or financial position, but did change the format of the presentation of comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other-Testing Goodwill for Impairment. This ASU reduces the complexity of performing an annual goodwill impairment test by permitting companies to perform an assessment of qualitative factors to determine whether additional goodwill impairment testing is necessary. The adoption of this ASU, on January 1, 2012 did not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires additional information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU will be effective beginning in 2013. The adoption of this ASU will not have a material effect on our consolidated financial statements, but will change disclosures related to comprehensive income.

Note 22—Quarterly Financial Information (Unaudited)

	2012
	Quarters				Year
(In thousands, except earnings per share)	1st	2nd	3rd	4th
Net sales	$293,485	$294,738	$286,567	$294,114	$1,168,904
Gross profit	126,991	123,126	122,254	130,361	502,732
Net income attributable to Mine Safety Appliances Company	23,922	27,995	19,233	19,487	90,637
Earnings per share attributable to Mine Safety Appliances Company shareholders:
Basic	.65	.76	.52	.53	2.45
Diluted	.64	.75	.51	.52	2.42

	2011
	Quarters				Year
(In thousands, except earnings per share)	1st	2nd	3rd	4th
Net sales	$276,499	$294,733	$298,241	$303,754	$1,173,227
Gross profit	110,397	119,009	120,888	119,942	470,236
Net income attributable to Mine Safety Appliances Company	13,309	19,592	19,972	16,979	69,852
Earnings per share attributable to Mine Safety Appliances Company shareholders:
Basic	.36	.53	.54	.46	1.91
Diluted	.36	.53	.54	.46	1.87

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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

With respect to this Part III, incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Executive Compensation,” (3) “Other Information Concerning the Board of Directors,” (4) “Stock Ownership,” and (5) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 7, 2013. The information appearing in such Proxy Statement under the caption “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. As to Item 10 above, also see the information reported in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant,” which is incorporated herein by reference. As to Item 10 above, the Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s website at www.MSAsafety.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.

As to Item 12 above, the following table sets forth information as of December 31, 2012 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,784,660	$33.05	2,260,876
Equity compensation plans not approved by security holders	None	—	None
Total	1,784,660	33.05	2,260,876

*	Includes 2,052,924 shares available for issuance under the 2008 Management Equity Incentive Plan and 207,952 shares available for issuance under the 2008 Non-Employee Directors’ Equity Incentive Plan.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K.

(a) 2. The following additional financial information for the three years ended December 31, 2012 is filed with the report and should be read in conjunction with the above financial statements:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements and consolidated notes to the financial statements listed above.

(a) 3. Exhibits

3(i)	Restated Articles of Incorporation as amended and restated May 23, 1986 and as further amended through May 2007, filed as Exhibit 3.1 to Form 8-K on May 15, 2007, is incorporated herein by reference.

3(ii)	By-laws of the registrant, as amended to February 17, 2012, filed as Exhibit 3.1 to Form 8-K on February 24, 2012, is incorporated herein by reference.

10(a)*	2008 Management Equity Incentive Plan, as amended and restated through February 25, 2011, filed as Exhibit 10.1 to Form 10-Q on July 28, 2011, is incorporated herein by reference.

10(b)*	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(a) to Form 10-Q on May 10, 2006, is incorporated herein by reference.

10(c)*	Supplemental Pension Plan as amended and restated effective January 1, 2005, filed as Exhibit 10.3 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(d)*	2008 Non-Employee Directors’ Equity Incentive Plan, filed as Exhibit 10.2 to Form 10-Q on July 28, 2008, is incorporated herein by reference.

10(e)*	Executive Insurance Program as Amended and Restated as of January 1, 2006, filed as Exhibit 10(a) to Form 10-Q on August 7, 2007, is incorporated herein by reference.

10(f)*	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

10(g)*	Supplemental Executive Retirement Plan, effective January 1, 2008, filed as Exhibit 10.2 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(h)*	Form of Change-in-Control Severance Agreement between the registrant and its executive officers, filed as Exhibit 10.1 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(i)	Trust Agreement, effective June 1, 1996, as amended through May 15, 2010, between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust filed as Exhibit 10.1 to Form 10-Q on July 28, 2010, is incorporated herein by reference.

10(j)*	2005 Supplemental Savings Plan, effective January 1, 2005, filed as Exhibit 10.4 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(k)*	CEO Annual Incentive Award Plan filed as Appendix A to the registrant’s definitive proxy statement dated March 29, 2005, is incorporated herein by reference.

10(l)	Asset Purchase Agreement, dated as of September 7, 2010, by and among (i) General Monitors, Inc.; (ii) Robert DePalma, Darin Brame, George Purvis, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust I, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust II, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust III, Joseph A. Sperske, as trustee for the Joseph A. Sperske Revocable Trust, and Phillip A. Robbibaro and Michelle Robbibaro, as trustees for the Robbibaro Family Trust; (iii) Joseph A. Sperske, as agent for the seller parties; (iv) Mine Safety Appliances Company; and (v) Fifty Acquisition Corp., filed as Exhibit 10.1 to Form 8-K on September 13, 2010, is incorporated herein by reference.

10(m)	Equity Purchase Agreement, dated as of September 7, 2010, by and among (i) Cecil Lenihan; David Woods; Denis Connolly; Joseph A. Sperske, as Trustee of the Shelley Trust; Joseph A. Sperske, as Trustee of the Stasia Trust; Joseph A. Sperske, as Trustee of the Shannon Trust; Darin Brame; George Purvis; Joseph A. Sperske, as Trustee of the Joseph A. Sperske Revocable Trust; and Phillip A. Robbibaro and Michelle Robbibaro, as Trustees of the Robbibaro Family Trust; (ii) Joseph A. Sperske, as agent for the sellers; and (iii) Mine Safety Appliances Company, filed as Exhibit 10.2 to Form 8-K on September 13, 2010, is incorporated herein by reference.

10(n)	Share Purchase Agreement, dated as of September 7, 2010, by and among (i) Raybeam Limited, Joseph A. Sperske, as Trustee of the 1995 Edwards QSST Trust I, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust II, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust III, Denis Connolly and Cecil Lenihan; (ii) Joseph A. Sperske, as agent for the sellers; (iii) Mine Safety Appliances Company; and (iv) Mine Safety Fifty Ireland Limited, filed as Exhibit 10.3 to Form 8-K on September 13, 2010, is incorporated herein by reference.

10(o)	Amendment No. 1 dated October 13, 2010 to Asset Purchase Agreement, dated as of September 7, 2010, by and among (i) General Monitors, Inc.; (ii) Robert DePalma, Darin Brame, George Purvis, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust I, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust II, Joseph A. Sperske, as trustee for the 1995 Edwards QSST Trust III, Joseph A. Sperske, as trustee for the Joseph A. Sperske Revocable Trust, and Phillip A. Robbibaro and Michelle Robbibaro, as trustees for the Robbibaro Family Trust; (iii) Joseph A. Sperske, as agent for the seller parties; (iv) Mine Safety Appliances Company; and (v) Fifty Acquisition Corp., filed as Exhibit 10.1 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(p)	Amendment No. 1 dated October 13, 2010 to Equity Purchase Agreement, dated as of September 7, 2010, by and among (i) Cecil Lenihan; David Woods; Denis Connolly; Joseph A. Sperske, as Trustee of the Shelley Trust; Joseph A. Sperske, as Trustee of the Stasia Trust; Joseph A. Sperske, as Trustee of the Shannon Trust; Darin Brame; George Purvis; Joseph A. Sperske, as Trustee of the Joseph A. Sperske Revocable Trust; and Phillip A. Robbibaro and Michelle Robbibaro, as Trustees of the Robbibaro Family Trust; (ii) Joseph A. Sperske, as agent for the sellers; and (iii) Mine Safety Appliances Company, filed as Exhibit 10.2 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(q)	Credit Agreement dated October 13, 2010 by and among Mine Safety Appliances Company, each of the guarantors party thereto, each of the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders, and J.P. Morgan Chase Bank, N.A., as syndication agent for the Lenders, filed as Exhibit 10.1 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(r)	Guaranty and Suretyship Agreement dated October 13, 2010 from General Monitors Transnational, LLC in favor of PNC Bank, National Association, and the other lenders party to the Credit Agreement, filed as Exhibit 10.2 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(s)	Guaranty and Suretyship Agreement dated October 13, 2010 from Fifty Acquisition Corp. in favor of PNC Bank, National Association, and the other lenders party to the Credit Agreement, filed as Exhibit 10.3 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(t)	Note Purchase Agreement and Private Shelf Agreement dated October 13, 2010 by and among Mine Safety Appliances Company, Prudential Investment Management, Inc. and the Series A Purchasers thereto, filed as Exhibit 10.4 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(u)	Guaranty Agreement dated as of October 13, 2010 made by General Monitors Transnational, LLC in favor of the Note Purchasers, filed as Exhibit 10.5 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(v)	Guaranty Agreement dated as of October 13, 2010 made by Fifty Acquisition Corp. in favor of the Note Purchasers, filed as Exhibit 10.6 to Form 8-K on October 19, 2010, is incorporated herein by reference.

10(w)	First Amendment to Credit Agreement dated November 16, 2011 by and among Mine Safety Appliances Company, each of the guarantors party thereto, each of the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders, and J. P. Morgan Chase Bank N.A., as syndication agent for the Lenders, filed as Exhibit 10.1 to Form 8-K on November 21, 2011, is incorporated herein by reference.

10(x)	Guaranty and Suretyship Agreement effective November 18, 2011 from MSA International, Inc. in favor of PNC Bank, National Association, and other lenders party to the Credit Agreement, filed as Exhibit 10.2 to Form 8-K on November 21, 2011, is incorporated herein by reference.

21	Affiliates of the registrant is filed herewith.

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm is filed herewith.

31.1	Certification of W. M. Lambert pursuant to Rule 13a-14(a) is filed herewith.

31.2	Certification of D. L. Zeitler pursuant to Rule 13a-14(a) is filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.(S)1350 is filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

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

MINE SAFETY APPLIANCES COMPANY

February 20, 2013	By	/S/ WILLIAM M. LAMBERT
(Date)		William M. Lambert President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN T. RYAN III John T. Ryan III	Director, Chairman of the Board	February 20, 2013

/S/ WILLIAM M. LAMBERT William M. Lambert	Director; President and Chief Executive Officer	February 20, 2013

/S/ DENNIS L. ZEITLER Dennis L. Zeitler	Senior Vice President—Finance; Principal Financial and Accounting Officer	February 20, 2013

/S/ ROBERT A. BRUGGEWORTH Robert A. Bruggeworth	Director	February 20, 2013

James A. Cederna	Director	February 20, 2013

/S/ ALVARO GARCIA-TUNON Alvaro Garcia-Tunon	Director	February 20, 2013

/S/ THOMAS B. HOTOPP Thomas B. Hotopp	Director	February 20, 2013

/S/ DIANE M. PEARSE Diane M. Pearse	Director	February 20, 2013

/S/ L. EDWARD SHAW, JR. L. Edward Shaw, Jr.	Director	February 20, 2013

/S/ JOHN C. UNKOVIC John C. Unkovic	Director	February 20, 2013

/S/ THOMAS H. WITMER Thomas H. Witmer	Director	February 20, 2013

SCHEDULE II

MINE SAFETY APPLIANCES COMPANY AND AFFILIATES

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2012

	2012	2011	2010
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$7,043	$9,391	$6,866
Additions—
Charged to costs and expenses	1,289	1,148	3,294
Deductions—
Deductions from reserves, net (1)(2)	930	3,496	769

Balance at end of year	7,402	7,043	9,391

Income tax valuation allowance:
Balance at beginning of year	$2,777	$4,323	$3,174
Additions—
Charged to costs and expenses (3)	1,184	—	1,149
Deductions—
Deductions from reserves (3)	—	1,546	—

Balance at end of year	3,961	2,777	4,323

(1)	Bad debts written off, net of recoveries.

(2)	Activity for 2012, 2011 and 2010 includes currency translation gains (losses) of $428, $(387) and $323, respectively.

(3)	Activity for 2012, 2011 and 2010 includes currency translation gains (losses) of $97, $(123) and $87, respectively.