Form 10-Q
period 2013-03-31
MINE SAFETY APPLIANCES CO
filed 2013-04-24
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

On April 15, 2013 there were 37,141,855 shares of common stock outstanding, not including 519,456 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Net sales	$283,239	$293,485
Other (expense) income, net	(120)	5

	283,119	293,490

Costs and expenses
Cost of products sold	158,457	166,494
Selling, general and administrative	83,587	77,063
Research and development	10,584	9,292
Interest expense	2,660	3,149
Currency exchange losses, net	1,119	2,420

	256,407	258,418

Income before income taxes	26,712	35,072
Provision for income taxes	7,317	10,750

Net income	19,395	24,322
Net income attributable to noncontrolling interests	(109)	(400)

Net income attributable to Mine Safety Appliances Company	19,286	23,922

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.52	$0.65

Diluted	$0.51	$0.64

Dividends per common share	$0.28	$0.26

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
(In thousands)	2013	2012
Net income	$19,395	$24,322
Foreign currency translation adjustments	(5,588)	9,364
Pension and post-retirement plan adjustments, net of tax	2,107	—

Comprehensive income	15,914	33,686
Comprehensive loss (income) attributable to noncontrolling interests	439	(766)

Comprehensive income attributable to Mine Safety Appliances Company	16,353	32,920

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited

(In thousands, except share amounts)	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$76,793	$82,718
Trade receivables, less allowance for doubtful accounts of $7,568 and $7,402	206,954	191,289
Inventories	135,614	136,300
Deferred tax assets	16,408	17,727
Income taxes receivable	7,715	6,342
Prepaid expenses and other current assets	25,647	29,172

Total current assets	469,131	463,548

Property, less accumulated depreciation of $315,145 and $310,279	146,296	147,465
Prepaid pension cost	44,495	42,818
Deferred tax assets	16,109	17,018
Goodwill	256,726	258,400
Other noncurrent assets	200,905	182,497

Total assets	1,133,662	1,111,746

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$7,986	$6,823
Accounts payable	66,311	59,519
Employees’ compensation	36,278	41,602
Insurance and product liability	32,312	15,025
Taxes on income	3,657	4,389
Other current liabilities	50,646	61,442

Total current liabilities	197,190	188,800

Long-term debt	278,333	272,333
Pensions and other employee benefits	149,307	151,536
Deferred tax liabilities	17,094	17,249
Other noncurrent liabilities	11,018	11,124

Total liabilities	652,942	641,042

Commitments and contingencies (Note 15)
Shareholders’ Equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4 1/2% cumulative—authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock—authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock, no par value, issued 62,081,391 and 62,081,391 shares, outstanding 37,140,521 and 37,007,799 shares	119,738	112,135
Stock compensation trust—523,516 and 745,430 shares	(2,733)	(3,891)
Treasury shares, at cost, preferred—52,878 and 52,878 shares, common—24,417,354 and 24,328,162 shares	(273,772)	(269,739)
Accumulated other comprehensive loss	(130,005)	(127,072)
Retained earnings	756,867	747,953

Total Mine Safety Appliances Company shareholders’ equity	473,664	462,955
Noncontrolling interests	7,056	7,749

Total shareholders’ equity	480,720	470,704

Total liabilities and shareholders’ equity	1,133,662	1,111,746

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
(In thousands)	2013	2012
Operating Activities
Net income	$19,395	$24,322
Depreciation and amortization	7,845	7,986
Pensions	2,880	675
Net loss from investing activities—disposal of assets	32	39
Stock-based compensation	5,195	2,918
Deferred income tax provision	24	531
Other noncurrent assets and liabilities	(20,870)	(2,307)
Currency exchange losses, net	1,119	2,420
Excess tax benefit related to stock plans	(650)	(1,136)
Other, net	(1,061)	(1,146)

Operating cash flow before changes in certain working capital items	13,909	34,302

Trade receivables	(17,895)	(14,719)
Inventories	(1,873)	(5,492)
Accounts payable and accrued liabilities	10,061	12,805
Income taxes receivable, prepaid expenses and other current assets	1,854	6,536

Increase in certain working capital items	(7,853)	(870)

Cash flow from operating activities	6,056	33,432

Investing Activities
Capital expenditures	(7,452)	(8,044)
Property disposals and other investing	47	95

Cash flow from investing activities	(7,405)	(7,949)

Financing Activities
Proceeds from short-term debt, net	1,182	984
Proceeds from long-term debt	104,100	35,500
Payments on long-term debt	(98,100)	(57,500)
Cash dividends paid	(10,372)	(9,550)
Distributions to noncontrolling interests	(275)	—
Company stock purchases	(4,033)	(2,308)
Exercise of stock options	2,916	1,389
Excess tax benefit related to stock plans	650	1,136

Cash flow from financing activities	(3,932)	(30,349)

Effect of exchange rate changes on cash and cash equivalents	(644)	1,576

Decrease in cash and cash equivalents	(5,925)	(3,290)
Beginning cash and cash equivalents	82,718	59,938

Ending cash and cash equivalents	76,793	56,648

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

(2) Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31, 2013	December 31, 2012
Cumulative translation adjustments	$(81)	$4,959
Pension and post-retirement plan adjustments	(129,924)	(132,031)

Accumulated other comprehensive loss	(130,005)	(127,072)

(3) Reclassifications Out of Accumulated Other Comprehensive Loss

Pension and post-retirement benefit plan items reclassified out of accumulated other comprehensive loss during the three months ended March 31, 2013 are as follows:

Amortization of prior service cost	$(80)
Recognized net actuarial losses	3,465

Total reclassifications	3,385
Tax benefit	1,278

Total reclassifications, net of tax	2,107

The reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 6—Pensions and Other Post-Retirement Benefits).

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

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Net income attributable to Mine Safety Appliances Company	$19,286	$23,922
Preferred stock dividends	(10)	(10)

Income available to common equity	19,276	23,912
Dividends and undistributed earnings allocated to participating securities	(171)	(261)

Income available to Mine Safety Appliances Company common shareholders	19,105	23,651

Basic earnings per common share	$0.52	$0.65

Diluted earnings per common share	$0.51	$0.64

Basic shares outstanding	36,734	36,369
Stock options and other stock compensation	635	509

Diluted shares outstanding	37,369	36,878

Antidilutive stock options	173	924

(5) Segment Information

We are organized into eleven geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended March 31, 2013
Sales to external customers	$136,115	$70,999	$76,125	$—	$283,239
Intercompany sales	28,825	25,236	4,609	(58,670)	—
Net income (loss) attributable to Mine Safety Appliances Company	16,155	3,629	6,669	(7,167)	19,286
Three Months Ended March 31, 2012
Sales to external customers	$137,484	$72,466	$83,535	$—	$293,485
Intercompany sales	26,618	24,909	4,546	(56,073)	—
Net income (loss) attributable to Mine Safety Appliances Company	16,257	5,621	8,265	(6,221)	23,922

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(6) Pensions and Other Post-Retirement Benefits

Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Three months ended March 31
Service cost	$2,784	$2,436	$172	$174
Interest cost	4,468	4,789	262	316
Expected return on plan assets	(7,725)	(8,101)	—	—
Amortization of prior service cost	26	77	(106)	(114)
Recognized net actuarial losses	3,327	1,474	138	132

Net periodic benefit cost	2,880	675	466	508

We made contributions of $1.1 million to our pension plans during the three months ended March 31, 2013. We expect to make total contributions of approximately $4.5 million to our pension plans in 2013.

(7) Goodwill and Intangible Assets

Changes in goodwill during the three months ended March 31, 2013 were as follows:

(In thousands)	Goodwill
Net balance at January 1	$258,400
Currency translation	(1,674)

Net balance at March 31	256,726

At March 31, 2013, goodwill of $196.5 million, $57.7 million, and $2.5 million related to the North American, European, and International reporting units, respectively.

Changes in intangible assets, net of accumulated amortization (reported in other noncurrent assets) during the three months ended March 31, 2013 were as follows:

(In thousands)	Intangible Assets
Net balance at January 1	$38,648
Amortization expense	(945)
Currency translation	(166)

Net balance at March 31	37,537

(8) Inventories

(In thousands)	March 31, 2013	December 31, 2012
Finished products	$74,502	$72,658
Work in process	12,728	13,473
Raw materials and supplies	48,384	50,169

Total inventories	135,614	136,300

(9) Stock Plans

The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2018. Management stock-based compensation includes stock options, restricted stock, and performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market value option prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Stock options are valued at an estimated fair value using the Black Scholes option pricing model. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Certain restricted stock for management retention vests in three equal tranches four, five, and six years after the grant date. Unvested restricted stock for management retention is forfeited if the grantee’s employment with the company terminates for any reason other than death or disability. Restricted stock is valued at the market value of the stock on the grant date. Performance stock units with a performance condition are valued at the market value of the stock on the grant date. Performance stock units with a market condition are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving a targeted return on net assets, total shareholder return or other specific performance condition over the performance period. We issue Stock Compensation Trust shares or new shares for stock option exercises, restricted stock grants, and performance stock unit grants.

Stock compensation expense was as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Stock compensation expense	$5,195	$2,918
Income tax benefit	1,922	1,048

Stock compensation expense, net of income tax benefit	3,273	1,870

A summary of stock option activity for the three months ended March 31, 2013 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,784,660	$33.05
Granted	173,154	48.95
Exercised	(85,263)	34.20

Outstanding at March 31	1,872,551	34.46

Exercisable at March 31	1,313,051	32.29

A summary of restricted stock activity for the three months ended March 31, 2013 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	417,843	$31.92
Granted	63,508	48.89
Vested	(134,042)	24.77
Forfeited	(6,938)	40.02

Unvested at March 31	340,371	37.74

A summary of performance stock unit activity for the three months ended March 31, 2013 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	137,672	$35.85
Granted	53,357	57.58
Performance adjustments	3,317	24.63
Vested	(42,413)	24.84

Unvested at March 31	151,933	46.31

(10) Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange gains or losses. At March 31, 2013, the notional amount of open forward contracts was $46.7 million and the unrealized loss on these contracts was $0.7 million.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	March 31, 2012	December 31, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts:
Prepaid expenses and other current assets	$—	$801
Other current liabilities	713	—

The following table presents the income statement location and impact of derivative financial instruments:

		Loss (Gain) Recognized in Income
		Three Months Ended March 31,
(In thousands)	Income Statement Location	2013	2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	Currency exchange losses, net	$1,257	$92

(11) Income Taxes

At March 31, 2013, we had a gross liability for unrecognized tax benefits of $9.5 million. We have recognized tax benefits associated with these liabilities of $8.6 million at March 31, 2013. These balances are unchanged since December 31, 2012. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.7 million at March 31, 2013.

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

(13) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At March 31, 2013, the reported carrying amount of our fixed rate long-term debt was $160.0 million and the fair value was $170.4 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of March 31, 2013.

(14) Assets Held for Sale

Certain assets related to detector tube manufacturing are classified as held for sale at March 31, 2013. These assets are reported in the following balance sheet lines:

(In millions)	March 31, 2013
Inventory	$1.4
Property, net of depreciation	0.3

Total assets	1.7

The potential impact of the sale of detector tube assets is not expected to be material to net income or earnings per share.

Our $3.5 million equity investment in a joint venture company is classified as held for sale at March 31, 2013 and reported in other current assets. The potential impact of the sale of this investment is not expected to be material to net income or earnings per share.

(15) Contingencies

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.7 million at March 31, 2013 and $4.4 million at December 31, 2012. Single incident product liability expense during the three months ended March 31, 2013 and 2012 was $0.3 million and $0.3 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,658 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Open claims, beginning of period	2,609	2,321
New claims	134	750
Settled and dismissed claims	(85)	(462)

Open claims, end of period	2,658	2,609

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

Our insurance receivables at March 31, 2013 totaled $150.1 million, of which $2.0 million is reported in other current assets and $148.1 million in other non-current assets. Our insurance receivables at December 31, 2012 totaled $130.0 million.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance beginning of period	$130.0	$112.1
Additions	20.1	29.7
Collections and settlements	—	(11.8)

Balance end of period	150.1	130.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses were $0.2 million during the three months ended March 31, 2013. There were no uninsured cumulative trauma product liability losses during the three months ended March 31, 2012.

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

In 2009, we sued The North River Insurance Company (North River) in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one of its insurance policies by failing to pay amounts owed to us and that it engaged in bad-faith claims handling. We believe that North River’s refusal to indemnify us under the policy for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. Discovery has concluded and motions for summary judgment on certain issues have been submitted to the court. A trial date has not yet been scheduled.

In 2010, North River sued us in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Allstate Insurance Company (as successor in interest to policies issued by the Northbrook Excess and Surplus Insurance Company). We asserted claims against North River and Allstate for breaches of contract for failures to pay amounts owed to us. We also alleged that North River engaged in bad-faith claims handling. We believe that North River’s and Allstate’s refusals to indemnify us under these policies for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. Discovery has concluded and motions for summary judgment on certain issues have been submitted to the court. A trial date has not yet been scheduled.

In July 2010, we filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers. The case is currently in discovery. We have resolved our claims against certain of our insurance carriers on some of their policies through negotiated settlements. When a settlement is reached, we dismiss the settling carrier from this action in Delaware.

(16) Recently Adopted and Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires additional information about the amounts reclassified out of accumulated other comprehensive income by component. The adoption of this ASU on January 1, 2013 did not have a material effect on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, economic and market conditions, spending patterns of government agencies, competitive pressures, product liability claims and our ability to collect related insurance receivables, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net sales. Net sales for the three months ended March 31, 2013 were $283.2 million, a decrease of $10.3 million, or 3%, compared with $293.5 million for the three months ended March 31, 2012. Excluding the effects of the divestiture of the North American ballistic helmet business in the second quarter of 2012, net sales decreased $5.2 million, or 2%, when compared to the same quarter last year.

	Three Months Ended March 31,		Dollar Decrease	Percent Decrease
(In millions)	2013	2012
North America	$136.1	$137.5	$(1.4)	(1)%
Europe	71.0	72.5	(1.5)	(2)
International	76.1	83.5	(7.4)	(9)

Net sales by the North American segment were $136.1 million for the first quarter of 2013, a decrease of $1.4 million, or 1%, compared to $137.5 million for the first quarter of 2012. The decrease in the current quarter reflects the divestiture of our North American ballistic helmet business during second quarter of 2012. North American segment sales of ballistic helmets totaled $5.1 million in the first quarter of 2012. Excluding the effects of this divestiture, North America segment sales increased $3.7 million, or 3%, when compared to the first quarter of 2012. We continued to see growth in the fire service and industrial markets, evidenced by increased shipments of self-contained breathing apparatus (SCBA) and portable gas detection instruments, up $4.5 million and $1.3 million, respectively. These increases were partially offset by lower sales in most other product lines, including a $0.8 million decrease in gas mask shipments to the military market, a $0.4 million decrease in fixed gas and flame detection shipments and a $0.4 million decrease in thermal imaging camera shipments.

Net sales for the European segment were $71.0 million for the first quarter of 2013, a decrease of $1.5 million, or 2%, compared to $72.5 million for the first quarter of 2012. The decrease reflects lower shipments of fixed gas and flame detection instruments, down $3.0 million on lower large order activity to the oil and gas market, and ballistic helmets, down $0.7 million on lower shipments to the military market. These decreases were partially offset by a $1.3 million increase in shipments of self-contained breathing apparatus (SCBA) to the fire service market and a $1.2 million increase in shipments of portable gas detection instruments to industrial markets.

Net sales for the International segment were $76.1 million in the first quarter of 2013, a decrease of $7.4 million, or 9%, compared to $83.5 million for the first quarter of 2012. Local currency sales in the International segment decreased $2.2 million across a broad range of product lines primarily in regions with significant mining markets. These decreases were partially offset by higher shipments of self-contained breathing apparatus (SCBA) and portable instruments, up $1.0 and $0.5 million, respectively. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $5.2 million, primarily related to a weaker South African rand and Brazilian real.

Cost of products sold. Cost of products sold was $158.5 million in the first quarter of 2013, a decrease of $8.0 million, or 5%, compared to $166.5 million in the first quarter of 2012. Lower cost of products sold was primarily related to lower sales. Cost of products sold as a percentage of sales was 55.9% for the first quarter of 2013 compared to 56.7% in the first quarter of 2012. The decrease in cost of products sold in relation to sales was primarily due to a more favorable product mix, lower manufacturing costs and improved pricing.

Gross profit. Gross profit for the first quarter of 2013 was $124.8 million, which was $2.2 million, or 2%, lower than gross profit of $127.0 million in the first quarter of 2012. Lower gross profit was related to lower sales, partially offset by an improved ratio of gross profit to net sales. The ratio of gross profit to net sales was 44.1% in the first quarter of 2013 compared to 43.3% in the same quarter last year. The higher gross profit ratio in 2013 was primarily related to a more favorable product mix, lower manufacturing costs and improved pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses were $83.6 million during the first quarter of 2013, an increase of $6.5 million, or 8%, compared to $77.1 million in the first quarter of 2012. Selling, general and administrative expenses were 29.5% of net sales in the first quarter of 2013 compared to 26.3% of net sales in the first quarter of 2012. Local currency selling, general and administrative expenses increased $7.4 million in the quarter. The increase reflects higher stock compensation, primarily due to accelerated expense recognition for retirement eligible participants, higher pension expense, salary inflation around the world, and one-time business development costs. Currency translation effects decreased first quarter 2013 selling, general and administrative expenses, when stated in U.S. dollars, by $0.9 million.

Research and development expense. Research and development expense was $10.6 million during the first quarter of 2013, an increase of $1.3 million, or 14%, compared to $9.3 million during the first quarter of 2012. The increase was related to the timing of research and development project spending and reflects our ongoing focus on developing innovative new products.

Interest expense. Interest expense was $2.7 million during the first quarter of 2013, a decrease of $0.4 million, or 16%, compared to $3.1 million in the same quarter last year. The decrease in interest expense was primarily due to lower borrowings on our revolving line of credit.

Currency exchange losses. Currency exchange losses were $1.1 million in the first quarter of 2013, compared to losses of $2.4 million in the first quarter of 2012. The loss in the first quarter of 2013 related primarily to the strengthening of the Mexican peso. The loss in the first quarter of 2012 related primarily to euro-denominated intercompany balances and the strengthening of the Mexican peso.

Income taxes. The effective tax rate for the first quarter of 2013 was 27.4% compared to 30.7% for the same quarter last year. In January 2013, the research and development credit was reinstated retroactively to the beginning of 2012. The lower effective tax rate in the first quarter of 2013 was due to the one-time tax benefit related to recognition of the 2012 research and development tax credit.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the first quarter of 2013 was $19.3 million, or $0.52 per basic share, compared to $23.9 million, or $0.65 per basic share, for the same quarter last year.

North American segment net income for the first quarter of 2013 was $16.2 million, compared to $16.3 million in the first quarter of 2012. Income in the current quarter was flat on lower sales, higher research and development and selling, general and administrative expenses, offset by a more favorable income tax rate related to the retroactive reinstatement of the research and development tax credit for 2012.

The European segment reported net income for the first quarter of 2013 of $3.6 million, a decrease of $2.0 million, or 35%, compared to net income of $5.6 million during the first quarter of 2012. The decrease in European segment net income in the current quarter was primarily due to lower sales and higher research and development and selling, general and administrative expenses. Currency translation effects decreased European segment net income, when stated in U.S. dollars, by approximately $0.3 million.

International segment net income for the first quarter of 2013 was $6.7 million, a decrease of $1.6 million, or 19%, compared to $8.3 million in the same quarter last year. Lower local currency net income in the current quarter was primarily due to lower sales and higher research and development cost, partially offset by lower selling, general and administrative expenses. Currency translation effects decreased International segment net income, when stated in U.S. dollars, by approximately $0.6 million, primarily due to the weakening of the South African rand and Brazilian real.

The loss reported in reconciling items for the first quarter of 2013 was $7.2 million compared to a loss of $6.2 million in the first quarter of 2012. The higher loss in the current quarter was primarily related to higher administrative and business development expenses, partially offset by lower interest expense and currency exchange losses.

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

Cash and cash equivalents decreased $5.9 million during the first quarter of 2013, compared to decreasing $3.3 million during first quarter of 2012.

Operating activities provided cash of $6.1 million during the first quarter of 2013 compared to providing $33.4 million during the first quarter of 2012. Lower operating cash flow in the first quarter of 2013 was primarily related to changes in working capital and higher insurance receivables. Trade receivables were $207.0 million at March 31, 2013, compared to $191.3 million at December 31, 2012, reflecting a local currency increase of $17.9 million, partially offset by unfavorable currency translation effects of $2.2 million. The increase in trade receivables was related to strong sales in March. Inventories were steady during the quarter at $135.6 million at March 31, 2013, compared to $136.3 million at December 31, 2012. Accounts payable were $66.3 million at March 31, 2013, compared to $59.5 million at December 31, 2012. Local currency accounts payable increased $7.5 million, primarily in North America reflecting our ongoing initiative to improve working capital cash flow, partially offset by favorable currency translation effects of $0.7 million.

Investing activities used cash of $7.5 million during the first quarter of 2013, compared to using $7.9 million in the same quarter last year. During the first quarter of 2013 and 2012, we used cash of $7.5 million and $8.0 million, respectively, for capital expenditures, primarily machinery and equipment.

Financing activities used cash of $3.9 million during the first quarter of 2013, compared to using $30.3 million during the first quarter of 2012. The change was primarily related to borrowing activity. During the first quarter of 2013, we made net borrowings of $7.2 million, compared to paying down $21.0 million in the first quarter of 2012. We paid cash dividends of $10.4 million in the first quarter of 2013 compared to paying dividends of $9.6 million in the first quarter of 2012.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at March 31, 2013 resulted in a translation loss of $5.0 million being charged to the cumulative translation adjustments shareholders’ equity account during the first quarter of 2013, compared to a gain of $9.0 million during the same quarter in 2012. The translation loss during the first quarter of 2013 was primarily related to the weakening of the euro and the South African rand. The translation gain during the first quarter of 2012 was primarily related to the strengthening of the euro, Mexican peso and South African rand.

COMMITMENTS AND CONTINGENCIES

We expect to make total contributions of $4.5 million to our pension plans during 2013.

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.7 million at March 31, 2013 and $4.4 million at December 31, 2012. Single incident product liability expense during the three months ended March 31, 2013 and 2012 was $0.3 million and $0.3 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,658 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Open claims, beginning of period	2,609	2,321
New claims	134	750
Settled and dismissed claims	(85)	(462)

Open claims, end of period	2,658	2,609

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

Our insurance receivables at March 31, 2013 totaled $150.1 million, of which $2.0 million is reported in other current assets and $148.1 million in other non-current assets. Our insurance receivables at December 31, 2012 totaled $130.0 million.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance beginning of period	$130.0	$112.1
Additions	20.1	29.7
Collections and settlements	—	(11.8)

Balance end of period	150.1	130.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses were $0.2 million during the three months ended March 31, 2013. There were no uninsured cumulative trauma product liability losses during the three months ended March 31, 2012.

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

In 2009, we sued The North River Insurance Company (North River) in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one of its insurance policies by failing to pay amounts owed to us and that it engaged in bad-faith claims handling. We believe that North River’s refusal to indemnify us under the policy for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. Discovery has concluded and motions for summary judgment on certain issues have been submitted to the court. A trial date has not yet been scheduled.

In 2010, North River sued us in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies shared with Allstate Insurance Company (as successor in interest to policies issued by the Northbrook Excess and Surplus Insurance Company). We asserted claims against North River and Allstate for breaches of contract for failures to pay amounts owed to us. We also alleged that North River engaged in bad-faith claims handling. We believe that North River’s and Allstate’s refusals to indemnify us under these policies for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. Discovery has concluded and motions for summary judgment on certain issues have been submitted to the court. A trial date has not yet been scheduled.

In July 2010, we filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of our excess insurance carriers concerning the future rights and obligations of MSA and our excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of our rights under the insurance policies issued by our insurers. The case is currently in discovery. We have resolved our claims against certain of our insurance carriers on some of their policies through negotiated settlements. When a settlement is reached, we dismiss the settling carrier from this action in Delaware.

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

The more critical judgments and estimates used in the preparation of our financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires additional information about the amounts reclassified out of accumulated other comprehensive income by component. The adoption of this ASU on January 1, 2013 did not have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.

Currency exchange rates. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the three months ended March 31, 2013 by approximately $14.7 million and $1.0 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2013, we had open foreign currency forward contracts with a U.S. dollar notional value of $46.7 million. A hypothetical 10% increase in March 31, 2013 forward exchange rates would result in a $4.7 million increase in the fair value of these contracts.

Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of industrial development debt, these financial instruments are reported at carrying values that approximate fair values.

At March 31, 2013, we have $160.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.9 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	+1%	-1%	+1%	-1%	+5%	-5%
(Decrease) increase in net benefit cost	$(5,592)	$6,050	$(3,800)	$3,800	$(811)	$809
(Decrease) increase in projected benefit obligation	(60,417)	70,013	—	—	—	—
Increase (decrease) in funded status	60,417	(70,013)	—	—	19,223	(19,223)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2013	4,439	$45.06	—	1,053,661
February 1 – February 28, 2013	40,952	48.86	—	1,039,492
March 1 – March 31, 2013	37,846	49.03	—	981,463

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

Share purchases are related to stock compensation transactions.

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

MINE SAFETY APPLIANCES COMPANY

April 24, 2013	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President—Finance; Duly Authorized Officer and Principal Financial Officer