Form 10-Q
period 2013-06-30
MINE SAFETY APPLIANCES CO
filed 2013-07-24
CIK 66570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

On July 20, 2013 there were 37,167,511 shares of common stock outstanding, not including 359,201 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net sales	$299,695	$294,738	$582,934	$588,223
Other income, net	548	8,259	428	8,264

	300,243	302,997	583,362	596,487

Costs and expenses
Cost of products sold	166,815	171,612	325,272	338,106
Selling, general and administrative	81,021	77,922	164,608	154,985
Research and development	11,398	10,342	21,982	19,634
Restructuring and other charges	2,427	—	2,427	—
Interest expense	2,750	2,914	5,410	6,063
Currency exchange losses (gains), net	993	(1,192)	2,112	1,228

	265,404	261,598	521,811	520,016

Income before income taxes	34,839	41,399	61,551	76,471
Provision for income taxes	10,448	13,120	17,765	23,870

Net income	24,391	28,279	43,786	52,601
Net income attributable to noncontrolling interests	(342)	(284)	(451)	(684)

Net income attributable to Mine Safety Appliances Company	24,049	27,995	43,335	51,917

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.65	$0.76	$1.17	$1.41

Diluted	$0.64	$0.75	$1.15	$1.39

Dividends per common share	$0.30	$0.28	$0.58	$0.54

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income	$24,391	$28,279	$43,786	$52,601
Foreign currency translation adjustments	(7,638)	(12,863)	(13,226)	(3,499)
Pension and post-retirement plan adjustments, net of tax	2,107	—	4,214	—

Comprehensive income	18,860	15,416	34,774	49,102
Comprehensive loss (income) attributable to noncontrolling interests	31	170	470	(596)

Comprehensive income attributable to Mine Safety Appliances Company	18,891	15,586	34,244	48,506

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited

(In thousands, except share amounts)	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$82,413	$82,718
Trade receivables, less allowance for doubtful accounts of $7,476 and $7,402	212,874	191,289
Inventories	134,019	136,300
Deferred tax assets	16,565	17,727
Income taxes receivable	2,673	6,342
Prepaid expenses and other current assets	23,703	29,172

Total current assets	472,247	463,548

Property, less accumulated depreciation of $318,479 and $310,279	146,980	147,465
Prepaid pension cost	46,133	42,818
Deferred tax assets	16,089	17,018
Goodwill	257,169	258,400
Other noncurrent assets	202,625	182,497

Total assets	1,141,243	1,111,746

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$7,020	$6,823
Accounts payable	63,745	59,519
Employees’ compensation	36,329	41,602
Insurance and product liability	16,680	15,025
Taxes on income	394	4,389
Other current liabilities	53,303	61,442

Total current liabilities	177,471	188,800

Long-term debt	293,333	272,333
Pensions and other employee benefits	150,920	151,536
Deferred tax liabilities	18,064	17,249
Other noncurrent liabilities	11,189	11,124

Total liabilities	650,977	641,042

Commitments and contingencies (Note 16)
Shareholders’ Equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4 1/2% cumulative, authorized 100,000 shares of $50 par value, issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock, authorized 1,000,000 shares of $10 par value, none issued	—	—
Common stock, no par value, issued 62,081,391 and 62,081,391 shares, outstanding 37,167,717 and 37,007,799 shares	127,461	112,135
Stock compensation trust, 359,201 and 745,430 shares	(1,875)	(3,891)
Treasury shares, at cost, preferred—52,878 and 52,878 shares, common—24,554,473 and 24,328,162 shares	(280,528)	(269,739)
Accumulated other comprehensive loss	(135,163)	(127,072)
Retained earnings	769,755	747,953

Total Mine Safety Appliances Company shareholders’ equity	483,219	462,955
Noncontrolling interests	7,047	7,749

Total shareholders’ equity	490,266	470,704

Total liabilities and shareholders’ equity	1,141,243	1,111,746

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
(In thousands)	2013	2012
Operating Activities
Net income	$43,786	$52,601
Depreciation and amortization	15,777	15,911
Pensions	5,761	1,352
Net gain from investing activities—disposal of assets	26	(7,891)
Stock-based compensation	7,949	5,295
Deferred income tax (benefit) provision	(543)	273
Other noncurrent assets and liabilities	(23,437)	(5,267)
Currency exchange losses, net	2,112	1,228
Excess tax benefit related to stock plans	(1,036)	(1,305)
Other, net	(115)	(1,317)

Operating cash flow before changes in certain working capital items	50,280	60,880

Trade receivables	(26,748)	(25,965)
Inventories	(3,987)	(6,914)
Accounts payable and accrued liabilities	(6,270)	28,233
Income taxes receivable, prepaid expenses and other current assets	8,502	8,795

(Increase) decrease in certain working capital items	(28,503)	4,149

Cash flow from operating activities	21,777	65,029

Investing Activities
Capital expenditures	(16,956)	(17,814)
Property disposals and other investing	86	16,721

Cash flow from investing activities	(16,870)	(1,093)

Financing Activities
Proceeds from short-term debt, net	205	286
Proceeds from long-term debt	175,100	79,500
Payments on long-term debt	(154,100)	(119,500)
Cash dividends paid	(21,533)	(19,900)
Distributions to noncontrolling interests	(275)	—
Company stock purchases	(10,788)	(2,863)
Exercise of stock options	8,357	3,016
Excess tax benefit related to stock plans	1,036	1,305

Cash flow from financing activities	(1,998)	(58,156)

Effect of exchange rate changes on cash and cash equivalents	(3,214)	(656)

(Decrease) increase in cash and cash equivalents	(305)	5,124
Beginning cash and cash equivalents	82,718	59,938

Ending cash and cash equivalents	82,413	65,062

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

(2) Restructuring and Other Charges

During the three and six months ended June 30, 2013, we recorded charges of $2.4 million ($1.7 million after tax). European segment charges of $1.1 million primarily related to staff reductions in Germany and Spain. International segment charges of $1.3 million were related to staff reductions in Australia.

We did not incur any restructuring charges during the three and six months ended June 30, 2012.

(3) Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss are as follows:

(In thousands)	June 30, 2013	December 31, 2012
Cumulative translation adjustments	$(7,346)	$4,959
Pension and post-retirement plan adjustments	(127,817)	(132,031)

Accumulated other comprehensive loss	(135,163)	(127,072)

(4) Reclassifications Out of Accumulated Other Comprehensive Loss

Pension and post-retirement benefit plan items reclassified out of accumulated other comprehensive loss during the three and six months ended June 30, 2013 are as follows:

	Three months Ended June 30, 2013	Six months Ended June 30, 2013
Amortization of prior service cost	$(80)	$(160)
Recognized net actuarial losses	3,465	6,930

Total reclassifications	3,385	6,770
Tax benefit	1,278	2,556

Total reclassifications, net of tax	2,107	4,214

The reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 7—Pensions and Other Post-Retirement Benefits).

(5) Earnings per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income attributable to Mine Safety Appliances Company	$24,049	$27,995	$43,335	$51,917
Preferred stock dividends	(10)	(10)	(20)	(20)

Income available to common equity	24,039	27,985	43,315	51,897
Dividends and undistributed earnings allocated to participating securities	(176)	(258)	(347)	(519)

Income available to Mine Safety Appliances Company common shareholders	23,863	27,727	42,968	51,378

Basic earnings per common share	$0.65	$0.76	$1.17	$1.41

Diluted earnings per common share	$0.64	$0.75	$1.15	$1.39

Basic shares outstanding	36,880	36,590	36,807	36,486
Stock options and other stock compensation	551	491	593	500

Diluted shares outstanding	37,431	37,081	37,400	36,986

Antidilutive stock options	188	410	188	410

(6) Segment Information

We are organized into eleven geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended June 30, 2013
Sales to external customers	$152,315	$66,643	$80,737	$—	$299,695
Intercompany sales	32,232	22,433	5,647	(60,312)	—
Net income (loss) attributable to Mine Safety Appliances Company	21,009	1,707	5,188	(3,855)	24,049
Six Months Ended June 30, 2013
Sales to external customers	$288,430	$137,642	$156,862	$—	$582,934
Intercompany sales	61,057	47,669	10,256	(118,982)	—
Net income (loss) attributable to Mine Safety Appliances Company	37,164	5,336	11,857	(11,022)	43,335

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended June 30, 2012
Sales to external customers	$145,300	$67,324	$82,114	$—	$294,738
Intercompany sales	31,273	25,733	5,322	(62,328)	—
Net income attributable to Mine Safety Appliances Company	20,279	2,134	3,619	1,963	27,995
Six Months Ended June 30, 2012
Sales to external customers	$282,784	$139,790	$165,649	$—	$588,223
Intercompany sales	57,891	50,642	9,868	(118,401)	—
Net income (loss) attributable to Mine Safety Appliances Company	36,536	7,755	11,884	(4,258)	51,917

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(7) Pensions and Other Post-Retirement Benefits

Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Three months ended June 30
Service cost	$2,785	$2,436	$172	$174
Interest cost	4,468	4,789	263	316
Expected return on plan assets	(7,725)	(8,101)	—	—
Amortization of prior service cost	26	77	(106)	(114)
Recognized net actuarial losses	3,327	1,476	138	132

Net periodic benefit cost	2,881	677	467	508

Six months ended June 30
Service cost	$5,569	$4,872	$344	$348
Interest cost	8,936	9,578	525	632
Expected return on plan assets	(15,450)	(16,202)	—	—
Amortization of prior service cost	52	154	(212)	(228)
Recognized net actuarial losses	6,654	2,950	276	264

Net periodic benefit cost	5,761	1,352	933	1,016

We made contributions of $2.3 million to our pension plans during the six months ended June 30, 2013. We expect to make total contributions of approximately $4.5 million to our pension plans in 2013.

(8) Goodwill and Intangible Assets

Changes in goodwill during the six months ended June 30, 2013 were as follows:

(In thousands)	Goodwill
Net balance at January 1	$258,400
Currency translation	(1,231)

Net balance at June 30	257,169

At June 30, 2013, goodwill of approximately $196.5 million, $58.2 million, and $2.5 million related to the North American, European, and International reporting units, respectively.

Changes in intangible assets, net of accumulated amortization (reported in other noncurrent assets) during the six months ended June 30, 2013 were as follows:

(In thousands)	Intangible Assets
Net balance at January 1	$38,648
Amortization expense	(1,869)
Currency translation	(128)

Net balance at June 30	36,651

(9) Inventories

(In thousands)	June 30, 2013	December 31, 2012
Finished products	$73,086	$72,658
Work in process	11,740	13,473
Raw materials and supplies	49,193	50,169

Total inventories	134,019	136,300

(10) Stock Plans

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

Stock compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Stock compensation expense	$2,754	$2,377	$7,949	$5,295
Income tax benefit	1,026	886	2,948	1,934

Stock compensation expense, net of income tax benefit	1,728	1,491	5,001	3,361

A summary of stock option activity for the six months ended June 30, 2013 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,784,660	$33.05
Granted	188,407	49.03
Exercised	(240,219)	34.79

Outstanding at June 30	1,732,848	34.54

Exercisable at June 30	1,187,815	31.85

A summary of restricted stock activity for the six months ended June 30, 2013 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	417,843	$31.92
Granted	86,177	48.80
Vested	(166,739)	26.80
Forfeited	(8,371)	40.06

Unvested at June 30	328,910	38.73

A summary of performance stock unit activity for the six months ended June 30, 2013 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	137,672	$35.85
Granted	53,357	57.58
Performance adjustments	3,317	24.63
Vested	(42,413)	24.84

Unvested at June 30	151,933	46.31

(11) Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange gains or losses. At June 30, 2013, the notional amount of open forward contracts was $54.1 million and the unrealized gain on these contracts was $0.3 million.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	June 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts:
Prepaid expenses and other current assets	$334	$801

The following table presents the income statement location and impact of derivative financial instruments:

		Loss (Gain) Recognized in Income
		Six Months Ended June 30,
(In thousands)	Income Statement Location	2013	2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	Currency exchange losses (gains), net	$135	$(32)

(12) Income Taxes

At June 30, 2013, we had a gross liability for unrecognized tax benefits of $9.5 million. We have recognized tax benefits associated with these liabilities of $8.6 million at June 30, 2013. These balances are unchanged since December 31, 2012. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.8 million at June 30, 2013.

(13) Fair Value Measurements

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

The valuation methodologies we used to measure financial assets and liabilities were limited to the derivative financial instruments described in Note 11. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy.

(14) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the carrying amounts of our financial assets and liabilities approximate their fair values. At June 30, 2013, the reported carrying amount of our fixed rate long-term debt was $160.0 million and the fair value was $166.3 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of June 30, 2013.

(15) Assets Held for Sale

Certain assets related to detector tube manufacturing are classified as held for sale at June 30, 2013. These assets are reported in the following balance sheet lines:

(In millions)	June 30, 2013
Inventory	$1.7
Property, net of depreciation	0.3

Total assets	2.0

The potential impact of the sale of detector tube assets is not expected to be material to net income or earnings per share.

(16) Contingencies

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $5.0 million at June 30, 2013 and $4.4 million at December 31, 2012. Single incident product liability expense during the six months ended June 30, 2013 and 2012 was $0.6 million and $0.6 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,716 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Open claims, beginning of period	2,609	2,321
New claims	268	750
Settled and dismissed claims	(161)	(462)

Open claims, end of period	2,716	2,609

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

Our insurance receivables at June 30, 2013 totaled $152.9 million, of which $2.0 million is reported in other current assets and $150.9 million in other non-current assets. Our insurance receivables at December 31, 2012 totaled $130.0 million.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance beginning of period	$130.0	$112.1
Additions	24.9	29.7
Collections and settlements	(2.0)	(11.8)

Balance end of period	152.9	130.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses were $0.9 million during the six months ended June 30, 2013. Uninsured cumulative trauma product liability losses were $5.9 million during the six months ended June 30, 2012.

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

(17) Recently Adopted and Recently Issued Accounting Standards

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

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, economic and market conditions, spending patterns of government agencies, competitive pressures, product liability claims and our ability to collect related insurance receivables, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For a discussion of risk factors affecting our business, see Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net sales. Net sales for the three months ended June 30, 2013 were $299.7 million, an increase of $5.0 million, or 2%, compared with $294.7 million for the three months ended June 30, 2012. Excluding the effects of the divestiture of the North American ballistic helmet business in the second quarter of 2012, net sales increased $9.9 million, or 3%, when compared to the same quarter last year.

	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2013	2012
North America	$152.3	$145.3	$7.0	5%
Europe	66.6	67.3	(0.7)	(1)
International	80.7	82.1	(1.4)	(2)

Net sales by the North American segment were $152.3 million for the second quarter of 2013, an increase of $7.0 million, or 5%, compared to $145.3 million for the second quarter of 2012. The increase in the current quarter includes the effects of the divestiture of our North American ballistic helmet business during the second quarter of 2012. North American segment sales of ballistic helmets totaled $4.9 million in the second quarter of 2012. Excluding the effects of this divestiture, North America segment sales increased $11.9 million, or 8%, when compared to the second quarter of 2012. We continued to see growth in the fire service and industrial markets, evidenced by increased shipments of fixed gas and flame detection instruments, portable gas detection instruments and self-contained breathing apparatus (SCBA), up $7.5 million, $3.7 million and $2.9 million, respectively. These increases were partially offset by a $2.4 million decrease in sales of gas masks to the military market.

Net sales for the European segment were $66.6 million for the second quarter of 2013, a decrease of $0.7 million, or 1%, compared to $67.3 million for the second quarter of 2012. Local currency sales in Europe decreased $1.5 million, reflecting lower shipments of fire helmets, gas masks and respirators, down $1.4 million, $1.2 million and $1.2 million, respectively. This decrease was partially offset by a $1.6 million increase in shipments of SCBAs and a $1.0 million increase in shipments of portable gas detection instruments. Currency translation effects increased European segment sales, when stated in U.S. dollars, by $0.8 million, primarily related to a stronger euro.

Net sales for the International segment were $80.7 million in the second quarter of 2013, a decrease of $1.4 million, or 2%, compared to $82.1 million for the second quarter of 2012. Local currency sales in the International segment increased $3.1 million, reflecting higher shipments of portable gas detection instruments, fall protection products and fixed gas and flame detection instruments, up $1.9 million, $1.1 million and $0.7 million, respectively. These increases were partially offset by small decreases across a broad range of product lines. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $4.5 million, primarily related to a weaker South African rand, Brazilian real and Australian dollar.

Other income. Other income for the second quarter of 2013 was $0.5 million, a decrease of $7.8 million, compared to $8.3 million for the second quarter of 2012. Other income for the second quarter of 2012 included one-time gains of $5.7 million on the sale of land in our Cranberry Woods office park and $2.1 million on the sale of the North American ballistic helmet business.

Cost of products sold. Cost of products sold was $166.8 million in the second quarter of 2013, a decrease of $4.8 million, or 3%, compared to $171.6 million in the second quarter of 2012. Cost of products sold as a percentage of sales was 55.7% in the second quarter of 2013 compared to 58.2% in the second quarter of 2012, reflecting a more favorable product mix, lower manufacturing costs and improved pricing.

Gross profit. Gross profit for the second quarter of 2013 was $132.9 million, which was $9.8 million, or 8%, higher than gross profit of $123.1 million in the second quarter of 2012. Higher gross profit in the current quarter reflects higher sales and an improved ratio of gross profit to net sales. The ratio of gross profit to net sales was 44.3% in the second quarter of 2013 compared to 41.8% in the same quarter last year. The higher gross profit ratio in 2013 was primarily related to a more favorable product mix, lower manufacturing costs and improved pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses were $81.0 million during the second quarter of 2013, an increase of $3.1 million, or 4%, compared to $77.9 million in the second quarter of 2012. Selling, general and administrative expenses were 27.0% of net sales in the second quarter of 2013 compared to 26.4% in the second quarter of 2012. Local currency selling, general and administrative expenses increased $3.9 million in the quarter. The increase reflects higher pension expense, salary inflation around the world, and increased selling expense to support higher sales volumes. Currency translation effects decreased second quarter 2013 selling, general and administrative expenses, when stated in U.S. dollars, by $0.8 million.

Research and development expense. Research and development expense was $11.4 million during the second quarter of 2013, an increase of $1.1 million, or 10%, compared to $10.3 million during the second quarter of 2012. The increase reflects our ongoing focus on developing innovative new products.

Restructuring and other charges. During the second quarter of 2013, we recorded charges of $2.4 million ($1.7 million after tax). European segment charges of $1.1 million primarily related to staff reductions in Germany and Spain. International segment charges of $1.3 million were related to staff reductions in Australia.

Currency exchange. Currency exchange losses were $1.0 million in the second quarter of 2013, compared to gains of $1.2 million in the second quarter of 2012. Currency exchange losses in the current quarter were mostly unrealized and related primarily to the effect of the strengthening U.S. dollar on inter-company balances.

Income taxes. The effective tax rate for the second quarter of 2013 was 30.0% compared to 31.7% for the same quarter last year. The lower effective tax rate in the second quarter of 2013 was primarily due to the tax benefit recognized for the research and development tax credit and a more favorable manufacturing deduction compared to the prior year.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the second quarter of 2013 was $24.0 million, or $0.65 per basic share, a decrease of $4.0 million, or 14%, compared to $28.0 million, or $0.76 per basic share, for the same quarter last year. Net income for the second quarter of 2012 included one-time gains totalling $5.1 million after-tax on the previously-discussed asset sales. Excluding these gains, net income increased $1.1 million, or 5%, in the current quarter.

North American segment net income for the second quarter of 2013 was $21.0 million, an increase of $0.7 million, or 4%, compared to $20.3 million in the second quarter of 2012. The increase in North American segment net income reflects higher sales and gross profits and a lower effective tax rate, partially offset by higher research and development and selling, general, and administrative expenses.

European segment net income for the second quarter of 2013 was $1.7 million, a decrease of $0.4 million, or 20%, compared to $2.1 million in the second quarter of 2012. Local currency net income in Europe decreased $0.5 million in the current quarter, reflecting restructuring charges, partially offset by reduced selling general and administrative expenses. Currency translation effects increased current quarter European segment net income, when stated in U.S. dollars, by $0.1 million.

International segment net income for the second quarter of 2013 was $5.2 million, an increase of $1.6 million, or 43%, compared to $3.6 million in the same quarter last year. Increased local currency net income of $1.7 million was primarily related to higher local currency sales and gross profits, partially offset by restructuring charges. Currency translation effects decreased current quarter International segment net income, when stated in U.S. dollars, by $0.1 million, primarily reflecting a weaker Australian dollar, South African rand and Brazilian real.

The loss reported in reconciling items for the second quarter of 2013 was $3.9 million compared to income of $2.0 million in the second quarter of 2012. The decrease in reconciling items net income in the second quarter of 2013 reflects higher currency exchange losses in the second quarter of 2013 and the absence of the previously-discussed one-time gains on asset sales that occurred in the second quarter of 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net sales. Net sales for the six months ended June 30, 2013 were $582.9 million, a decrease of $5.3 million, or 1%, compared with $588.2 million for the six months ended June 30, 2012. Excluding the effects of the divestiture of the North American ballistic helmet business in the second quarter of 2012, net sales increased $4.7 million, or 1%, when compared to the same period last year.

	Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2013	2012
North America	$288.4	$282.8	$5.6	2%
Europe	137.6	139.8	(2.2)	(2)
International	156.9	165.6	(8.7)	(5)

Net sales by the North American segment were $288.4 million for the six months ended June 30, 2013, an increase of $5.6 million, or 2%, compared to $282.8 million for the same period in 2012. This increase includes the effects of the divestiture of our North American ballistic helmet business during second quarter of 2012. North American segment sales of ballistic helmets totaled $10.0 million in the first six months of 2012. Excluding the effects of this divestiture, North America segment sales increased $15.6 million, or 6%, when compared to the first six months of 2012. During the six months ended June 30, 2013, we continued to see growth in the fire service and industrial markets, evidenced by increased shipments of SCBAs, fixed gas and flame detection instruments and portable gas detection instruments, up $7.3 million, $7.2 million and $4.9 million respectively. These increases were partially offset by a $3.2 million decrease in sales of gas masks to the military market.

Net sales for the European segment were $137.6 million for the six months ended June 30, 2013, a decrease of $2.2 million, or 2%, compared to $139.8 million for the same period in 2012. Local currency sales in Europe decreased $2.5 million, reflecting lower shipments fixed gas and flame detection instruments and respirators to industrial markets, fire helmets and thermal imaging cameras to the fire service market and gas masks to military markets, down $4.1 million, $2.5 million and $0.8 million, respectively. These decreases were partially offset by increased shipments of SCBAs and portable instruments to the fire service and industrial markets, up $2.9 million and $2.2 million, respectively. The translation effects of a stronger euro in the first half of 2013 increased European segment sales, when stated in U.S. dollars, by $0.3 million.

Net sales for the International segment were $156.9 million for the six months ended June 30, 2013, a decrease of $8.7 million, or 5%, compared to $165.6 million for the same period in 2012. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $9.7 million, primarily related to a weaker South African rand, Australian dollar and Brazilian real. Local currency sales in the International segment increased $1.0 million, reflecting higher shipments of portable gas detection instruments, fall protection and hearing conservation products to industrial markets, up $3.8 million, partially offset by decreases in eye and face protection products and circuit breathing apparatus to industrial markets, down $2.8 million.

Other income. Other income for the six months ended June 30, 2013 was $0.4 million, a decrease of $7.9 million, compared to $8.3 million for the same period in 2012. The decrease was primarily related to one-time gains of $5.7 million on the sale of land in our Cranberry Woods office park and $2.1 million on the sale of the North American ballistic helmet business during the first half of 2012.

Cost of products sold. Cost of products sold was $325.3 million for the six months ended June 30, 2013, a decrease of $12.8 million, or 4%, compared to $338.1 million for the same period in 2012. Cost of products sold as a percentage of sales was 55.8% in the six months ended June 30, 2012 and 57.5% for the same period last year, reflecting a more favorable product mix, lower manufacturing costs and improved pricing.

Gross profit. Gross profit for the six months ended June 30, 2013 was $257.7 million, which was $7.6 million, or 3%, higher than gross profit of $250.1 million for the same period in 2012. Higher gross profit reflects an improved ratio of gross profit to net sales, partially offset by lower net sales. The ratio of gross profits to net sales was 44.2% during the six months ended June 30, 2013, compared to 42.5% for the same period last year. The higher gross profit ratio in 2013 was primarily related to a more favorable product mix, lower manufacturing costs and improved pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses were $164.6 million during the six months ended June 30, 2013, an increase of $9.6 million, or 6%, compared to $155.0 million during the same period in 2012. Selling, general and administrative expenses were 28.2% of net sales for the six months ended June 30, 2013, compared to 26.3% of net sales for the same period in 2012. Local currency selling, general and administrative expenses increased $11.3 million. The increases reflect higher stock compensation expense, primarily due to accelerated expense recognition for retirement eligible participants, higher pension expense, one-time business development costs and higher selling expense to support higher sales volumes. Currency translation effects decreased selling, general and administrative expenses for the six months ended June 30, 2013, when stated in U.S. dollars, by $1.7 million.

Research and development expense. Research and development expense was $22.0 million during the six months ended June 30, of 2013, an increase of $2.4 million, or 12%, compared to $19.6 million during the same period of 2012. The increase reflects our ongoing focus on developing innovative new products.

Restructuring and other charges. During the six months ended June 30, 2013, we recorded charges of $2.4 million ($1.7 million after tax). European segment charges of $1.1 million primarily related to staff reductions in Germany and Spain. International segment charges of $1.3 million were related to staff reductions in Australia.

Interest expense. Interest expense was $5.4 million during the six months ended June 30, 2013, a decrease of $0.7 million, or 11%, compared to $6.1 million during the same period last year. The decrease in interest expense reflects lower borrowing.

Currency exchange. Currency exchange losses were $2.1 million during the six months ended June 30, 2013, compared to losses of $1.2 million during the same period in 2012. Currency exchange losses recorded in the both periods were mostly unrealized and related primarily to the effect of the strengthening U.S. dollar on intercompany balances.

Income taxes. The effective tax rate for the six months ended June 30, 2013 was 28.9% compared to 31.2% for the same period last year. The lower effective tax rate in the first half of 2013 was primarily due to the tax benefit recognized for the research and development tax credit, including the one-time benefit related to the recognition of the 2012 credit in January 2013, and a more favorable manufacturing deduction compared to the prior year.

Net income attributable to Mine Safety Appliances Company. Net income attributable to Mine Safety Appliances Company for the six months ended June 30, 2013 was $43.3 million, or $1.17 per basic share, a decrease of $8.6 million, or 17%, compared to $51.9 million, or $1.41 per basic share, for the same period last year. Net income for the six months ended June 30, 2012 included one-time gains totalling $5.1 million after-tax on asset sales.

North American segment net income for the six months ended June 30, 2013 was $37.2 million, an increase of $0.7 million, or 2%, compared to $36.5 million for the same period last year. The increase in North American segment net income reflects higher sales and gross profits partially offset by higher research and development and selling, general, and administrative expenses.

European segment reported net income for the six months ended June 30, 2013 of $5.3 million, a decrease of $2.5 million, or 31%, compared to $7.8 million during the same period in 2012. Local currency net income decreased by $2.3 million, reflecting lower sales and higher restructuring charges. Currency translation effects decreased European segment net income, when stated in U.S. dollars, by $0.2 million.

International segment net income for the six months ended June 30, 2013 of $11.9 million, was unchanged from the same period last year. Local currency net income increased $0.7 million, reflecting higher local currency sales and profit and lower selling, general and administrative expenses, partially offset by restructuring charges. Currency translation effects decreased current period International segment net income, when stated in U.S. dollars, by approximately $0.7 million, primarily due a weaker Brazilian real and South African rand.

The net loss reported in reconciling items for the six months ended June 30, 2013 was $11.0 million compared to a net loss of $4.3 million for the same period last year. The lower loss during the six months ended June 30, 2012 reflects the previously-discussed one-time gains on asset sales.

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

At June 30, 2013, we had cash and cash equivalents totalling $82.4 million, of which $68.1 million was held by foreign subsidiaries. The cash held by our foreign subsidiaries could be subject to additional U.S. income taxes if repatriated.

Cash and cash equivalents decreased $0.3 million during the six months ended June 30, 2013, compared to increasing $5.1 million during the same period in 2012.

Operating activities provided cash of $21.8 million during the six months ended June 30, 2013, compared to providing cash of $65.0 million during the same period in 2012. Lower operating cash flow in 2013 is primarily related to changes in working capital, higher insurance receivables and lower net income. Trade receivables were $212.9 million at June 30, 2013, compared to $191.3 million at December 31, 2012, reflecting a local currency increase of $26.8 million, partially offset by unfavorable currency translation effects of $5.2 million. The increase in trade receivables was related to strong sales in June. Inventories were $134.0 million at June 30, 2013, compared to $136.3 million at December 31, 2012. A local currency increase in inventory of $4.0 million, was more than offset by unfavorable currency translation effects of $6.3 million. Accounts payable were $63.7 million at June 30, 2013, compared to $59.5 million at December 31, 2012. Local currency accounts payable increased $5.8 million, primarily in North America reflecting our ongoing initiative to improve working capital cash flow, partially offset by favorable currency translation effects of $1.6 million.

Investing activities used cash of $16.9 million during the six months ended June 30, 2013, compared to using $1.1 million in the same period last year. During the six months ended June 30, 2013 and 2012, we used cash of $17.0 million and $17.8 million, respectively, for property additions, primarily machinery and equipment. Higher cash provided from asset disposals in 2012 related primarily to the sale of land in our Cranberry Woods Office Park and the sale of our North American ballistic helmet business.

Financing activities used cash of $2.0 million during the six months ended June 30, 2013, compared to using $58.2 million during the same period in 2012. The change was primarily related to borrowing activity on our long-term line of credit. During the first half of 2013, we made net borrowings of $21.0 million on our long-term line of credit compared to paying down $40.0 million in the first half of 2012. We paid cash dividends of $21.5 million in the first half of 2013 compared to $19.9 million in the first half of 2012.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at June 30, 2013 resulted in a translation loss of $12.3 million being charged to the cumulative translation adjustments shareholders’ equity account during the six months ended June 30, 2013, compared to a loss of $3.4 million during the same period in 2012. The translation loss during the first half of 2013 was primarily related to the strengthening of the U.S. dollar against many currencies, including the euro, South African rand, Australian dollar and Brazilian peso. The loss during the first half of 2012 was related to the weakening of the euro, Brazilian real, and South African rand.

COMMITMENTS AND CONTINGENCIES

We expect to make total contributions of $4.5 million to our pension plans during 2013.

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $5.0 million at June 30, 2013 and $4.4 million at December 31, 2012. Single incident product liability expense during the six months ended June 30, 2013 and 2012 was $0.6 million and $0.6 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,716 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Open claims, beginning of period	2,609	2,321
New claims	268	750
Settled and dismissed claims	(161)	(462)

Open claims, end of period	2,716	2,609

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

Our insurance receivables at June 30, 2013 totaled $152.9 million, of which $2.0 million is reported in other current assets and $150.9 million in other non-current assets. Our insurance receivables at December 31, 2012 totaled $130.0 million.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance beginning of period	$130.0	$112.1
Additions	24.9	29.7
Collections and settlements	(2.0)	(11.8)

Balance end of period	152.9	130.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses were $0.9 million during the six months ended June 30, 2013. Uninsured cumulative trauma product liability losses were $5.9 million during the six months ended June 30, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We evaluate these estimates and judgments on an on-going basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our financial.

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

Currency exchange rates. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the six months ended June 30, 2013 by approximately $29.5 million and $1.7 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2013, we had open foreign currency forward contracts with a U.S. dollar notional value of $54.1 million. A hypothetical 10% increase in June 30, 2013 forward exchange rates would result in a $5.4 million increase in the fair value of these contracts.

Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of industrial development debt, these financial instruments are reported at carrying values that approximate fair values.

At June 30, 2013 we have $160.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.8 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	+1%	-1%	+1%	-1%	+5%	-5%
(Decrease) increase in net benefit cost	$(5,592)	$6,050	$(3,800)	$3,800	$(811)	$809
(Decrease) increase in projected benefit obligation	(60,417)	70,013	—	—	—	—
Increase (decrease) in funded status	60,417	(70,013)	—	—	19,223	(19,223)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2013	61,353	$48.31	—	1,014,588
May 1 – May 31, 2013	71,282	49.85	—	975,565
June 1 – June 30, 2013	4,278	49.92	—	1,046,192

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

Share purchases during the quarter related to stock compensation transactions.

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

MINE SAFETY APPLIANCES COMPANY

July 24, 2013	/s/ Dennis L. Zeitler
Dennis L. Zeitler
Senior Vice President—Finance; Duly Authorized Officer and Principal Financial Officer