Form 10-Q
period 2013-09-30
MINE SAFETY APPLIANCES CO
filed 2013-10-23
CIK 66570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

On October 18, 2013 there were 37,190,510 shares of common stock outstanding, not including 327,056 shares held by the Mine Safety Appliances Company Stock Compensation Trust.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net sales	$278,245	$286,567	$861,179	$874,790
Other income, net	609	169	1,037	8,433

	278,854	286,736	862,216	883,223

Costs and expenses
Cost of products sold	160,029	164,313	485,301	502,419
Selling, general and administrative	73,311	81,606	237,919	236,591
Research and development	12,298	10,073	34,280	29,707
Restructuring and other charges	1,515	—	3,942	—
Interest expense	2,741	2,797	8,151	8,860
Currency exchange losses, net	1,733	617	3,845	1,845

	251,627	259,406	773,438	779,422

Income before income taxes	27,227	27,330	88,778	103,801
Provision for income taxes	8,050	7,680	25,815	31,550

Net income	19,177	19,650	62,963	72,251
Net loss (income) attributable to noncontrolling interests	324	(417)	(127)	(1,101)

Net income attributable to Mine Safety Appliances Company	19,501	19,233	62,836	71,150

Earnings per share attributable to Mine Safety Appliances Company common shareholders
Basic	$0.52	$0.52	$1.69	$1.93

Diluted	$0.52	$0.51	$1.66	$1.90

Dividends per common share	$0.30	$0.28	$0.88	$0.82

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net income	$19,177	$19,650	$62,963	$72,251
Foreign currency translation adjustments	6,158	4,814	(7,068)	1,315
Pension and post-retirement plan adjustments, net of tax	2,107	—	6,321	—

Comprehensive income	27,442	24,464	62,216	73,566
Comprehensive loss (income) attributable to noncontrolling interests	320	(322)	790	(918)

Comprehensive income attributable to Mine Safety Appliances Company	27,762	24,142	63,006	72,648

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited

(In thousands, except share amounts)	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$96,010	$82,718
Trade receivables, less allowance for doubtful accounts of $7,823 and $7,402	194,886	191,289
Inventories	144,277	136,300
Deferred tax assets	16,890	17,727
Income taxes receivable	12,485	6,342
Prepaid expenses and other current assets	30,727	29,172

Total current assets	495,275	463,548

Property, less accumulated depreciation of $315,391 and $310,279	150,146	147,465
Prepaid pension cost	47,640	42,818
Deferred tax assets	16,546	17,018
Goodwill	259,388	258,400
Other noncurrent assets	200,548	182,497

Total assets	1,169,543	1,111,746

Liabilities
Current liabilities
Notes payable and current portion of long-term debt	$7,114	$6,823
Accounts payable	66,628	59,519
Employees’ compensation	43,801	41,602
Insurance and product liability	15,320	15,025
Taxes on income	4,632	4,389
Other current liabilities	56,716	61,442

Total current liabilities	194,211	188,800

Long-term debt	282,333	272,333
Pensions and other employee benefits	154,457	151,536
Deferred tax liabilities	19,184	17,249
Other noncurrent liabilities	11,101	11,124

Total liabilities	661,286	641,042

Commitments and contingencies (Note 16)
Shareholders’ Equity
Mine Safety Appliances Company shareholders’ equity:
Preferred stock, 4 1/2% cumulative—authorized 100,000 shares of $50 par value; issued 71,373 and 71,373 shares, callable at $52.50 per share	3,569	3,569
Second cumulative preferred voting stock—authorized 1,000,000 shares of $10 par value; none issued	—	—
Common stock, no par value, issued 62,081,391 and 62,081,391 shares, outstanding 37,190,510 and 37,007,799 shares	129,727	112,135
Stock compensation trust—327,056 and 745,430 shares	(1,707)	(3,891)
Treasury shares, at cost, preferred—52,878 and 52,878 shares, common—24,563,825 and 24,328,162 shares	(280,992)	(269,739)
Accumulated other comprehensive loss	(126,902)	(127,072)
Retained earnings	778,095	747,953

Total Mine Safety Appliances Company shareholders’ equity	501,790	462,955
Noncontrolling interests	6,467	7,749

Total shareholders’ equity	508,257	470,704

Total liabilities and shareholders’ equity	1,169,543	1,111,746

See notes to condensed consolidated financial statements.

MINE SAFETY APPLIANCES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
(In thousands)	2013	2012
Operating Activities
Net income	$62,963	$72,251
Depreciation and amortization	23,392	24,057
Pensions	8,639	2,029
Net gain from investing activities—disposal of assets	(505)	(7,812)
Stock-based compensation	9,147	6,898
Deferred income tax (benefit) provision	(802)	999
Other noncurrent assets and liabilities	(23,881)	(10,556)
Currency exchange losses, net	3,845	1,845
Excess tax benefit related to stock plans	(1,490)	(1,305)
Other, net	1,689	(2,135)

Operating cash flow before changes in certain working capital items	82,997	86,271

Trade receivables	(6,855)	(22,072)
Inventories	(12,321)	(4,646)
Accounts payable and accrued liabilities	9,061	14,371
Income taxes receivable, prepaid expenses and other current assets	(8,176)	15,110

(Increase) decrease in certain working capital items	(18,291)	2,763

Cash flow from operating activities	64,706	89,034

Investing Activities
Capital expenditures	(26,214)	(24,949)
Property disposals and other investing	1,333	16,801

Cash flow from investing activities	(24,881)	(8,148)

Financing Activities
Proceeds from short-term debt, net	284	449
Proceeds from long-term debt	233,100	137,500
Payments on long-term debt	(223,100)	(175,500)
Cash dividends paid	(32,694)	(30,261)
Distributions to noncontrolling interests	(556)	—
Company stock purchases	(11,253)	(2,948)
Exercise of stock options	9,138	3,016
Excess tax benefit related to stock plans	1,490	1,305

Cash flow from financing activities	(23,591)	(66,439)

Effect of exchange rate changes on cash and cash equivalents	(2,942)	71

Increase in cash and cash equivalents	13,292	14,518
Beginning cash and cash equivalents	82,718	59,938

Ending cash and cash equivalents	96,010	74,456

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

(2) Restructuring and Other Charges

During the three and nine months ended September 30, 2013, we recorded charges of $1.5 million ($1.1 million after tax) and $3.9 million ($2.8 million after tax), respectively. European segment charges for the nine months ended September 30, 2013 of $2.2 million related primarily to staff reductions in Germany and the Netherlands. International segment charges for the nine months ended September 30, 2013 of $1.7 million were related to staff reductions in Australia.

We did not incur any restructuring charges during the three and nine months ended September 30, 2012.

(3) Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2013	December 31, 2012
Cumulative translation adjustments	$(1,192)	$4,959
Pension and post-retirement plan adjustments	(125,710)	(132,031)

Accumulated other comprehensive loss	(126,902)	(127,072)

(4) Reclassifications Out of Accumulated Other Comprehensive Loss

Pension and post-retirement benefit plan items reclassified out of accumulated other comprehensive loss during the three and nine months ended September 30, 2013 are as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amortization of prior service cost	$(80)	$(240)
Recognized net actuarial losses	3,462	10,392

Total reclassifications	3,382	10,152
Tax benefit	1,275	3,831

Total reclassifications, net of tax	2,107	6,321

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

`	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income attributable to Mine Safety Appliances Company	$19,501	$19,233	$62,836	$71,150
Preferred stock dividends	(10)	(10)	(30)	(30)

Income available to common equity	19,491	19,223	62,806	71,120
Dividends and undistributed earnings allocated to participating securities	(138)	(172)	(486)	(691)

Income available to Mine Safety Appliances Company common shareholders	19,353	19,051	62,320	70,429

Basic earnings per common share	$0.52	$0.52	$1.69	$1.93

Diluted earnings per common share	$0.52	$0.51	$1.66	$1.90

Basic shares outstanding	36,915	36,633	36,845	36,535
Stock options and other stock compensation	592	422	593	474

Diluted shares outstanding	37,507	37,055	37,438	37,009

Antidilutive stock options	—	943	—	943

(6) Segment Information

We are organized into eleven geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International. Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended September 30, 2013
Sales to external customers	$134,889	$67,093	$76,263	$—	$278,245
Intercompany sales	30,960	23,566	6,363	(60,889)	—
Net income (loss) attributable to Mine Safety Appliances Company	18,053	2,667	4,636	(5,855)	19,501
Nine Months Ended September 30, 2013
Sales to external customers	$423,319	$204,735	$233,125	$—	$861,179
Intercompany sales	92,017	71,235	16,619	(179,871)	—
Net income (loss) attributable to Mine Safety Appliances Company	55,217	8,003	16,493	(16,877)	62,836

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended September 30, 2012
Sales to external customers	$133,944	$67,660	$84,963	$—	$286,567
Intercompany sales	30,829	23,735	4,902	(59,466)	—
Net income (loss) attributable to Mine Safety Appliances Company	15,100	2,039	6,016	(3,922)	19,233
Nine Months Ended September 30, 2012
Sales to external customers	$416,728	$207,450	$250,612	$—	$874,790
Intercompany sales	88,720	74,377	14,770	(177,867)	—
Net income (loss) attributable to Mine Safety Appliances Company	51,636	9,794	17,900	(8,180)	71,150

Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

(7) Pensions and Other Postretirement Benefits

Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Three months ended September 30
Service cost	$2,784	$2,437	$172	$174
Interest cost	4,468	4,793	262	316
Expected return on plan assets	(7,725)	(8,099)	—	—
Amortization of prior service cost	26	73	(106)	(114)
Recognized net actuarial losses	3,325	1,473	137	132

Net periodic benefit cost	2,878	677	465	508

Nine months ended September 30
Service cost	$8,353	$7,309	$516	$522
Interest cost	13,404	14,371	787	948
Expected return on plan assets	(23,175)	(24,301)	—	—
Amortization of prior service cost	78	227	(318)	(342)
Recognized net actuarial losses	9,979	4,423	413	396

Net periodic benefit cost	8,639	2,029	1,398	1,524

We made contributions of $3.4 million to our pension plans during the nine months ended September 30, 2013. We expect to make total contributions of approximately $4.5 million to our pension plans in 2013.

(8) Goodwill and Intangible Assets

Changes in goodwill during the nine months ended September 30, 2013 are as follows:

(In thousands)	Goodwill
Net balance at January 1	$258,400
Currency translation	988

Net balance at September 30	259,388

At September 30, 2013, goodwill of $196.5 million, $60.5 million, and $2.4 million related to the North American, European, and International reportable segments, respectively.

Changes in intangible assets, net of accumulated amortization (reported in other noncurrent assets) during the nine months ended September 30, 2013 are as follows:

(In thousands)	Intangible Assets
Net balance at January 1	$38,648
Amortization expense	(2,787)
Currency translation	33

Net balance at September 30	35,894

(9) Inventories

(In thousands)	September 30, 2013	December 31, 2012
Finished products	$76,676	$72,658
Work in process	12,545	13,473
Raw materials and supplies	55,056	50,169

Total inventories	144,277	136,300

(10) Stock Plans

The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2018. Management stock-based compensation includes stock options, restricted stock, and performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market value option prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Restricted stock is valued at the market value of the stock on the grant date. Performance stock units with a performance condition are valued at the market value of the stock on the grant date. Performance stock units with a market condition are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving the specified performance targets over the performance period. We issue Stock Compensation Trust shares or new shares for stock option exercises, restricted stock grants, and performance stock unit grants.

Stock compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Stock compensation expense	$1,198	$1,603	$9,147	$6,898
Income tax benefit	432	589	3,380	2,522

Stock compensation expense, net of income tax benefit	766	1,014	5,767	4,376

A summary of stock option activity for the nine months ended September 30, 2013 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,784,660	$33.05
Granted	188,407	49.03
Exercised	(265,931)	34.36

Outstanding at September 30	1,707,136	34.60

Exercisable at September 30	1,162,103	31.88

A summary of restricted stock activity for the nine months ended September 30, 2013 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	417,843	$31.92
Granted	89,910	49.00
Vested	(168,226)	26.88
Forfeited	(8,677)	40.38

Unvested at September 30	330,850	38.90

A summary of performance stock unit activity for the nine months ended September 30, 2013 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	137,672	$35.85
Granted	53,357	57.58
Performance adjustments	3,317	24.63
Vested	(45,113)	25.86

Unvested at September 30	149,233	46.39

(11) Derivative Financial Instruments

As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses. At September 30, 2013, the notional amount of open forward contracts was $54.5 million, and the unrealized gain on these contracts was $0.3 million.

The following table presents the balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	September 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts:
Prepaid expenses and other current assets	$260	$801

The following table presents the income statement location and impact of derivative financial instruments:

		Loss (Gain) Recognized in Income
		Nine Months Ended September 30,
(In thousands)	Income Statement Location	2013	2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	Currency exchange losses, net	$233	$(364)

(12) Income Taxes

At September 30, 2013, we had a gross liability for unrecognized tax benefits of $9.5 million. We have recognized tax benefits associated with these liabilities of $8.6 million at September 30, 2013. These balances are unchanged since December 31, 2012. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.9 million at September 30, 2013.

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

(14) Fair Value of Financial Instruments

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At September 30, 2013, the reported carrying amount of our fixed rate long-term debt (including the current portion) was $160.0 million and the fair value was $167.1 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of September 30, 2013. Accordingly, the fair value of fixed rate long-term debt is classified within Level 2 of the fair value hierarchy.

(15) Assets Held for Sale

Certain assets related to detector tube manufacturing are classified as held for sale at September 30, 2013. These assets are reported in the following balance sheet lines:

(In millions)	September 30, 2013
Inventory	$1.8
Property, net of depreciation	0.3

Total assets	2.1

In September 2013, we entered into an agreement to sell the detector tube assets. Under the terms of the agreement, the transaction is expected to close during the fourth quarter of 2013. In addition to the asset sale agreement, we entered into transitional manufacturing and sales agreements with the buyer. Under the terms of the transitional agreements, we will continue to manufacture and sell detector tubes on behalf of the buyer until mid-2014. The expected gain on the transaction will be recognized in 2014, at the conclusion of the transitional manufacturing period and is not expected to be material to net income or earnings per share.

(16) Contingencies

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.0 million at September 30, 2013 and $4.4 million at December 31, 2012. Single incident product liability expense during the nine months ended September 30, 2013 and 2012 was not significant. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,775 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Open claims, beginning of period	2,609	2,321
New claims	373	750
Settled and dismissed claims	(207)	(462)

Open claims, end of period	2,775	2,609

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

Our insurance receivables at September 30, 2013 totaled $152.1 million, of which $2.0 million is reported in other current assets and $150.1 million in other non-current assets. Our insurance receivables at December 31, 2012 totaled $130.0 million.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Balance beginning of period	$130.0	$112.1
Additions	30.8	29.7
Collections and settlements	(8.7)	(11.8)

Balance end of period	152.1	130.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma losses during the nine months ended September 30, 2013 and 2012 were $1.4 million and $7.3 million, respectively.

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

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include, but are not limited to, economic and market conditions, spending patterns of government agencies, competitive pressures, product liability claims and our ability to collect related insurance receivables, the success of new product introductions, currency exchange rate fluctuations, the identification and successful integration of acquisitions, and the risks of doing business in foreign countries. For discussion of risk factors affecting our business, see Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net sales. Net sales for the three months ended September 30, 2013 were $278.2 million, a decrease of $8.4 million, or 3%, compared with $286.6 million for the three months ended September 30, 2012. The unfavorable translation effects of weaker foreign currencies decreased sales, when stated in U.S. dollars, by $5.7 million. Excluding the effects of weakening currencies, sales decreased $2.7 million, or 1%.

	Three Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2013	2012
North America	$134.9	$133.9	$1.0	1%
Europe	67.1	67.7	(0.6)	(1)
International	76.3	85.0	(8.7)	(10)

Net sales by the North American segment were $134.9 million for the third quarter of 2013, an increase of $1.0 million, or 1%, compared to $133.9 million for the third quarter of 2012. Continued growth in industrial markets was evidenced by increased shipments of fixed gas and flame detection products and portable instruments, up $2.4 million and $1.9 million, respectively. These increases were partially offset by a decline in shipments of gas masks to military markets, down $2.3 million, and other small decreases across a broad range of product lines.

Net sales for the European segment were $67.1 million for the third quarter of 2013, a decrease of $0.6 million, or 1%, compared to $67.7 million for the third quarter of 2012. Strength in Western Europe was offset by weakness in industrial markets in Russia and military markets in the Middle East and India. Local currency sales in Europe were down $3.1 million. The decrease includes $2.0 million of non-recurring third quarter 2012 shipments to military markets in the Middle East and India. Excluding these sales, local currency sales decreased $1.1 million, reflecting weakness in industrial markets in Russia, partially offset by strength in the fire service market in Western Europe. The favorable translation effects of a stronger euro in the current quarter increased European segment sales, when stated in U.S. dollars, by $2.5 million.

Net sales for the International segment were $76.3 million in the third quarter of 2013, a decrease of $8.7 million, or 10%, compared to $85.0 million for the third quarter of 2012. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $8.2 million, primarily related to a weaker Australian dollar, Brazilian real and South African rand. Local currency sales in the International segment decreased $0.5 million for the quarter reflecting weakness in the Australian mining markets, partially offset by stronger demand across Latin America and South Africa. Local currency industrial market sales were flat, while fire service improvements were offset by a decline in sales to military markets.

Cost of products sold. Cost of products sold was $160.0 million in the third quarter of 2013, a decrease of $4.3 million or 3%, compared to $164.3 million in the third quarter of 2012. The decrease in cost of products sold reflects the decrease in sales. Cost of products sold as a percentage of sales was 57.5% in the third quarter of 2013 compared to 57.3% in the third quarter of 2012.

Gross profit. Gross profit for the third quarter of 2013 was $118.2 million, which was $4.1 million, or 3%, lower than gross profit of $122.3 million in the third quarter of 2012. Lower gross profit in the current quarter reflects lower sales. The ratio of gross profit to net sales was 42.5% in the third quarter of 2013 compared to 42.7% in the same quarter last year. The lower gross profit ratio during the current quarter was primarily related to volume variances in our factories and one-time costs of a product recall, partially offset by a more favorable product mix and lower manufacturing costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $73.3 million during the third quarter of 2013, a decrease of $8.3 million, or 10%, compared to $81.6 million in the third quarter of 2012. Selling, general and administrative expenses were 26.3% of net sales in the third quarter of 2013, compared to 28.5% of net sales in the third quarter of 2012. Local currency selling, general and administrative expenses were $7.1 million lower in the current quarter, reflecting decreases of $2.9 million in bonus and stock compensation, $3.8 million in product liability and insurance receivable related expenses, and $1.2 million in selling and marketing expenses, partially offset by small increases in other expenses. Currency exchange effects decreased current quarter selling, general and administrative expenses, when stated in U.S. dollars, by $1.2 million, primarily related to the weakening of the Australian dollar, Brazilian real and South African rand, partially offset by the strengthening of the euro.

Research and development expense. Research and development expense was $12.3 million during the third quarter of 2013, an increase of $2.2 million, or 22%, compared to $10.1 million during the third quarter of 2012. The increase reflects our ongoing focus on developing innovative new products.

Restructuring and other charges. During the three months ended September 30, 2013, we recorded charges of $1.5 million ($1.1 million after tax). European segment charges of $1.1 million primarily related to staff reductions in Germany and the Netherlands. International segment charges of $0.4 million were related to staff reductions in South Africa and Australia.

We did not incur any restructuring charges during the three months ended September 30, 2012.

Currency exchange. Currency exchange losses were $1.7 million in the third quarter of 2013, compared to losses of $0.6 million in the third quarter of 2012. Currency exchange losses in both quarters were mostly unrealized and related primarily to the effect of the strengthening U.S. dollar on inter-company balances.

Income taxes. The effective tax rate for the third quarter of 2013 was 29.6% compared to 28.1% for the same quarter last year. The lower effective tax rate in the third quarter of 2012 was primarily due to a tax benefit associated with a non-cash charitable contribution of land at our Cranberry Woods office park, partially offset by the expiration of the research and development tax credit.

Net income attributable to Mine Safety Appliances Company. Net income was $19.5 million for the third quarter of 2013, or $0.52 per basic share, an increase of $0.3 million, or 1%, compared to $19.2 million, or $0.52 per basic share, for the same quarter last year.

North American segment net income for the third quarter of 2013 was $18.1 million, an increase of $3.0 million, or 20%, compared to $15.1 million in the third quarter of 2012. The increase in North American segment net income was primarily related to the previously-discussed decrease in selling, general and administrative expenses.

European segment net income for the third quarter of 2013 was $2.7 million, an improvement of $0.7 million, or 31%, compared to net income of $2.0 million during the third quarter of 2012. Local currency net income in Europe increased $0.5 million in the current quarter, due primarily to improved gross profit margins, partially offset by restructuring expenses. Currency translation effects increased current quarter European segment net income, when stated in U.S. dollars, by $0.2 million.

International segment net income for the third quarter of 2013 was $4.6 million, a decrease of $1.4 million, or 23%, compared to $6.0 million in the same quarter last year. Local currency net income in the International segment decreased $0.7 million in the current quarter, reflecting the previously-discussed decrease in sales, partially offset by a reduction of selling, general and administrative expenses. Currency translation effects decreased current quarter International segment net income, when stated in U.S. dollars, by $0.7 million, reflecting a weaker Australian dollar, Brazilian real and South African rand.

The net loss reported in reconciling items for the third quarter of 2013 was $5.9 million compared to a net loss of $3.9 million in the third quarter of 2012. The higher loss during the three months ended September 30 2013 reflects higher currency exchange losses in the current quarter. Additionally, the loss reported during the third quarter of 2012 included a one-time tax benefit associated with the previously-discussed charitable contribution of land.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net sales. Net sales for the nine months ended September 30, 2013 were $861.2 million, a decrease of $13.6 million, or 2%, compared with $874.8 million for the nine months ended September 30, 2012. The decrease reflects the unfavorable translation effects of weaker foreign currencies in the current period and effect of the divestiture of the North American ballistic helmet business during the second quarter of 2012. North American ballistic helmet sales totaled $10.0 million in the first nine months of 2012. The unfavorable translation effects of weaker foreign currencies decreased sales, when stated in U.S. dollars, by $14.2 million. Excluding the effects of weakening currencies and the divestiture of our North American ballistic helmet businesses, sales increased $10.6 million, or 1%, in the current period.

	Nine Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2013	2012
North America	$423.3	$416.7	$6.6	2%
Europe	204.7	207.5	(2.8)	(1)
International	233.1	250.6	(17.5)	(7)

Net sales by the North American segment were $423.3 million for the nine months ended September 30, 2013, an increase of $6.6 million, or 2%, compared to $416.7 million for the same period in 2012. Excluding the effects of the divestiture of the North American ballistic helmet business, North America segment sales increased $16.6 million, or 4%, when compared to the first nine months of 2012. North American ballistic helmet sales were $10.0 million lower in the current period, reflecting the divestiture. During the nine months ended September 30, 2013, we continued to see growth on the fire service and industrial markets, evidenced by increased shipments of fixed gas and flame detection instruments, SCBA’s and portable instruments, up $9.5 million, $7.5 million and $6.8 million, respectively. These increases were partially offset by a $5.5 million decrease in gas masks to military markets and other small decreases across a broad range of product lines.

Net sales for the European segment were $204.7 million for the nine months ended September 30, 2013, a decrease of $2.8 million, or 1%, compared to $207.5 million for the same period in 2012. Local currency sales in Europe decreased $5.7 million, reflecting lower shipments to industrial and military markets. The favorable translation effects of a stronger euro in the current period increased European segment sales, when stated in U.S. dollars, by $2.9 million.

Net sales for the International segment were $233.1 million for the nine months ended September 30, 2013, a decrease of $17.5 million, or 7%, compared to $250.6 million in the same period in 2012. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $17.9 million, primarily related to a weaker Australian dollar, South African rand and Brazilian real. Local currency sales in the International segment increased $0.4 million, as strength in the industrial markets was partially offset by weakness in the fire service and military markets.

Other income. Other income for the nine months ended September 30, 2013 was $1.0 million, a decrease of $7.4 million, compared to $8.4 million for the same period in 2012. The decrease was primarily related to one-time gains of $5.7 million on the sale of land in our Cranberry Woods office park and $2.1 million on the sale of the North American ballistic helmet business during 2012.

Cost of products sold. Cost of products sold was $485.3 million for the nine months ended September 30, 2013, a decrease of $17.1 million, or 3%, compared to $502.4 million in the same period in 2012. The decrease in cost of products sold reflects the decrease in sales. Cost of products sold as a percentage of sales was 56.4% in the nine months ended September 30, 2012 and 57.4% for the same period last year, reflecting a more favorable product mix, lower manufacturing costs and improved pricing.

Gross profit. Gross profit for the nine months ended September 30, 2013 was $375.9 million, an increase of $3.5 million, or 1%, compared to $372.4 million in the same period in 2012. The increase reflects an improved ratio of gross profit to net sales, partially offset by the previously-discussed decrease in sales. The ratio of gross profit to net sales was 43.6% during the nine months ended September 30, 2013, compared to 42.6% for the same period last year. The higher gross profit ratio during the nine months ended September 30, 2013 was primarily related to a more favorable product mix, lower manufacturing costs and improved pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses were $237.9 million during the nine months ended September 30, 2013, an increase of $1.3 million, or 1%, compared to $236.6 million during the same period in 2012. Selling, general and administrative expenses were 27.6% of net sales for the nine months ended September 30, 2013, compared to 27.0% of net sales for the same period in 2012. Local currency selling, general and administrative expenses increased $4.3 million in the current period. The increase reflects higher stock compensation, primarily due to accelerated expense recognition for retirement eligible participants, higher pension expense and higher selling expense to support higher sales volumes in North America. Currency translation effects decreased selling, general and administrative expenses for the nine months ended September 30, 2012, when stated in U.S. dollars, by $3.0 million, primarily related to a weaker Australian dollar, Brazilian real and South African rand, partially offset by a stronger euro.

Research and development expense. Research and development expense was $34.3 million during the nine months ended September 30, of 2013, an increase of $4.6 million, or 15%, compared to $29.7 million during the same period of 2012. The increase reflects our ongoing focus on developing innovative new products.

Restructuring and other charges. During the nine months ended September 30, 2013, we recorded charges of $3.9 million ($2.8 million after tax). European segment charges of $2.2 million related primarily to staff reductions in Germany and the Netherlands. International segment charges of $1.7 million were related to staff reductions in Australia.

We did not incur any restructuring charges during the nine months ended September 30, 2012.

Interest expense. Interest expense was $8.2 million during the nine months ended September 30, 2013, a decrease of $0.7 million, or 8%, compared to $8.9 million during the same period last year. The decrease in interest expense reflects lower borrowing levels in the current period.

Currency exchange. Currency exchange losses were $3.8 million during the nine months ended September 30, 2013, compared to losses of $1.8 million during the same period in 2012. Currency exchange losses in both periods were mostly unrealized and related primarily to the effect of the strengthening U.S. dollar on intercompany balances.

Income taxes. The effective tax rate for the nine months ended September 30, 2013 was 29.1% compared to 30.4% for the same period last year. The lower effective tax rate in the first nine months of 2013 was primarily related to the tax benefit recognized for the research and development tax credit, including the one-time benefit related to the recognition of the 2012 credit in January 2013, and a more favorable manufacturing deduction compared to the prior year.

Net income attributable to Mine Safety Appliances Company. Net income for the nine months ended September 30, 2013 was $62.8 million, or $1.69 per basic share, a decrease of $8.4 million, or 12%, compared to $71.2 million, or $1.93 per basic share, for the same period last year. Net income for the nine months ended September 30, 2012 included one-time gains on asset sales totaling $5.1 million after-tax.

North American segment net income for the nine months ended September 30, 2013 was $55.2 million, an increase of $3.6 million, or 7%, compared to $51.6 million for the same period last year. The increase in North American segment net income reflects higher sales and gross profits partially offset by higher selling, general and administrative expenses.

European segment net income for the nine months ended September 30, 2013, was $8.0 million, a decrease of $1.8 million, or 18%, compared to $9.8 million during the same period in 2012. The decrease reflects higher restructuring costs and lower sales in the current period.

International segment net income for the nine months ended September 30, 2013 was $16.5 million, a decrease of $1.4 million, or 8%, compared to $17.9 million in the same period last year. Currency translation effects decreased current period International segment net income, when stated in U.S. dollars, by $1.4 million, primarily due to a weaker Australian dollar, Brazilian real and South African rand.

The net loss reported in reconciling items for the nine months ended September 30, 2013 was $16.9 million compared to a net loss of $8.2 million for the same period last year. The higher loss during the nine months ended September 30, 2013 reflects higher corporate administrative expenses and higher currency exchange losses. Additionally, the nine months ended September 30, 2012 benefited from the previously-discussed one-time gain on the sale of land in our Cranberry Woods office park.

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

At September 30, 2013, we had cash and cash equivalents totaling $96.0 million, of which $77.3 million was held by our foreign subsidiaries. The $77.3 million of cash and cash equivalents held by our foreign subsidiaries could be subject to additional income taxes if repatriated. No deferred U.S. income taxes have been provided on the undistributed earnings of our foreign subsidiaries because these earnings are considered to be reinvested for an indefinite period of time. It is not practicable to determine the potential income tax liability that we would incur if these funds were repatriated to the U.S. because the time and manner of repatriation is uncertain. We believe that domestic cash and cash equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period’s foreign earnings, and availability on our domestic line of credit continue to be sufficient to fund our domestic liquidity requirements.

Cash and cash equivalents increased $13.3 million during the nine months ended September 30, 2013, compared to increasing $14.5 million during the same period in 2012.

Operating activities provided cash of $64.7 million during the nine months ended September 30, 2013, compared to providing $89.0 million during the same period in 2012. Lower operating cash flow in 2013 is primarily related to changes in working capital, higher insurance receivables, and lower net income. Insurance receivables related to cumulative trauma product liability losses were $152.1 million at September 30, 2013 compared to $130.0 million at December 31, 2012. Trade receivables were $194.9 million at September 30, 2013, compared to $191.3 million at December 31, 2012, reflecting a local currency increase of $6.9 million, partially offset by unfavorable currency translation effects of $3.3 million. Inventories were $144.3 million at September 30, 2013, compared to $136.3 million at December 31, 2012. Local currency inventory increased $12.3 million, partially offset by unfavorable currency translation effects of $4.3 million. The increase in inventory is expected to be temporary and relates to the anticipated launch of several new products and the consolidation of our North American distribution centers. Accounts payable were $66.6 million at September 30, 2013, compared to $59.5 million at December 31, 2012. Local currency accounts payable increased $8.2 million, primarily in North America reflecting our ongoing initiative to improve working capital cash flow, partially offset by favorable currency translation effects of $1.1 million.

Investing activities used cash of $24.9 million during the nine months ended September 30, 2013, compared to using $8.1 million in the same period last year. During the nine months ended September 30, 2013 and 2012, we used cash of $26.2 million and $24.9 million, respectively, for property additions, primarily machinery and equipment. Higher cash provided from asset disposals in 2012 related primarily to the sale of land in our Cranberry Woods office park and the sale of our North American ballistic helmet business.

Financing activities used cash of $23.6 million during the nine months ended September 30, 2013, compared to using $66.4 million during the same period in 2012. The change was primarily related to borrowing on our long-term line of credit. During the nine months ended September 30, 2013, we made net borrowings of $10.0 million on our long-term line of credit compared to paying down $38.0 million in the same period in 2012. We paid cash dividends of $32.7 million in the first nine months of 2013 compared to $30.3 million in the same period last year.

CUMULATIVE TRANSLATION ADJUSTMENTS

The position of the U.S. dollar relative to international currencies at September 30, 2013 resulted in a translation loss of $6.2 million during the nine months ended September 30, 2013, compared to a gain of $1.3 million during the same period in 2012. The translation loss during the nine months ended September 30, 2013 was primarily related to the weakening of the South African rand, the Brazilian real, and the Australian dollar, partially offset by the strengthening of the euro. The translation gain during the nine months ended September 31, 2012 was primarily related to the strengthening of the Mexican peso and the Chilean peso, partially offset by the weakening of the euro and the Brazilian real.

COMMITMENTS AND CONTINGENCIES

We made contributions of $3.4 million to our pension plans during the nine months ended September 30, 2013. We expect to make total contributions of approximately $4.5 million to our pension plans in 2013.

We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.

We categorize the product liability losses that we experience into two main categories, single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.0 million at September 30, 2013 and $4.4 million at December 31, 2012. Single incident product liability expense during the nine months ended September 30, 2013 and 2012 was not significant. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,775 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.

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

A summary of cumulative trauma product liability claims activity follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Open claims, beginning of period	2,609	2,321
New claims	373	750
Settled and dismissed claims	(207)	(462)

Open claims, end of period	2,775	2,609

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

Our insurance receivables at September 30, 2013 totaled $152.1 million, of which $2.0 million is reported in other current assets and $150.1 million in other non-current assets. Our insurance receivables at December 31, 2012 totaled $130.0 million.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Balance beginning of period	$130.0	$112.1
Additions	30.8	29.7
Collections and settlements	(8.7)	(11.8)

Balance end of period	152.1	130.0

Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma losses during the nine months ended September 30, 2013 and 2012 were $1.4 million and $7.3 million, respectively.

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

Although the outcome of cumulative trauma product liability matters cannot be predicted with certainty and unfavorable resolutions could materially affect our results of operations on a quarter-to-

quarter basis, based on information currently available and the amounts of insurance coverage available to us, we believe that the disposition of cumulative trauma product liability lawsuits that are pending against us will not have a materially adverse effect on our future results of operations, financial condition, or liquidity.

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

Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the nine months ended September 30, 2012 by approximately $43.8 million and $2.5 million, respectively.

When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2013, we had open foreign currency forward contracts with a U.S. dollar notional value of $54.5 million. A hypothetical 10% increase in September 30, 2013, forward exchange rates would result in a $5.5 million increase in the fair value of these contracts.

Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of industrial development debt, these financial instruments are reported at carrying values that approximate fair values.

At September 30, 2013, we had $160.0 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.7 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	+1%	-1%	+1%	-1%	+5%	-5%
(Decrease) increase in net benefit cost	$(5,592)	$6,050	$(3,800)	$3,800	$(811)	$809
(Decrease) increase in projected benefit obligation	(60,417)	70,013	—	—	—	—
Increase (decrease) in funded status	60,417	(70,013)	—	—	19,223	(19,223)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in internal control. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2013	4,022	$49.74	—	916,624
August 1 – August 31, 2013	2,295	48.98	—	1,011,847
September 1 – September 30, 2013	3,035	50.02	—	943,620

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

MINE SAFETY APPLIANCES COMPANY

October 23, 2013	/s/ Stacy P. McMahan
Stacy P. McMahan
Senior Vice President of Finance and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer