Form 10-Q
period 2014-03-31
MSA Safety Inc
filed 2014-04-23
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2014
Commission File No. 1-15579

MSA SAFETY INCORPORATED
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
On April 17, 2014 there were 37,347,067 shares of common stock outstanding, not including 64,642 shares held by the MSA Safety Incorporated Stock Compensation Trust.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Net sales	$265,045	$269,886
Other income (loss), net	356	(137)
	265,401	269,749
Costs and expenses
Cost of products sold	143,230	148,182
Selling, general and administrative	85,241	81,608
Research and development	11,241	10,584
Restructuring and other charges (Note 4)	1,900	—
Interest expense	2,530	2,660
Currency exchange losses, net	352	1,252
	244,494	244,286
Income from continuing operations before income taxes	20,907	25,463
Provision for income taxes (Note 10)	7,604	6,920

Income from continuing operations	13,303	18,543
Income from discontinued operations (Note 18)	614	852
Net income	13,917	19,395

Net loss (income) attributable to noncontrolling interests	109	(109)

Net income attributable to MSA Safety Incorporated	14,026	19,286
Amounts attributable to MSA Safety Incorporated common shareholders:
Income from continuing operations	13,522	18,627
Income from discontinued operations (Note 18)	504	659
Net income	14,026	19,286

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic
Income from continuing operations	$0.37	$0.50
Income from discontinued operations (Note 18)	$0.01	$0.02
Net income	$0.38	$0.52
Diluted
Income from continuing operations	$0.36	$0.49
Income from discontinued operations (Note 18)	$0.01	$0.02
Net income	$0.37	$0.51
Dividends per common share	$0.30	$0.28
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2014	2013
Net income	$13,917	$19,395
Other comprehensive income:
Foreign currency translation adjustments	(958)	(5,588)
Pension and post-retirement plan adjustments, net of tax of $805 and $1,278	1,418	2,107
Total other comprehensive income net of tax	460	(3,481)
Comprehensive income	14,377	15,914
Comprehensive loss attributable to noncontrolling interests	251	439
Comprehensive income attributable to MSA Safety Incorporated	14,628	16,353

The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands, except share amounts)	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$102,212	$96,265
Trade receivables, less allowance for doubtful accounts of $7,162 and $7,306	204,730	200,364
Inventories (Note 3)	146,995	136,837
Deferred tax assets (Note 10)	19,742	22,458
Prepaid income taxes	7,760	9,181
Prepaid expenses and other current assets	35,110	35,861
Total current assets	516,549	500,966

Property, plant and equipment (Note 5)	153,204	152,755
Prepaid pension cost (Note 14)	123,179	121,054
Deferred tax assets (Note 10)	16,827	14,996
Goodwill (Note 13)	260,188	260,134
Intangible assets (Note 13)	34,107	35,029
Other noncurrent assets	170,431	149,336
Total assets	1,274,485	1,234,270

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$6,796	$7,500
Accounts payable	72,433	66,902
Employees’ compensation	35,072	38,164
Insurance and product liability	35,618	14,251
Tax liabilities (Note 10)	3,034	3,662
Other current liabilities	53,479	61,085
Total current liabilities	206,432	191,564

Long-term debt (Note 12)	276,667	260,667
Pensions and other employee benefits (Note 14)	153,202	152,084
Deferred tax liabilities (Note 10)	49,614	49,621
Other noncurrent liabilities	7,682	7,987
Total liabilities	693,597	661,923
Commitments and contingencies (Note 17)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	3,569	3,569
Common stock, no par value (Note 7)	141,006	132,055
Stock compensation trust (Note 7)	(337)	(1,585)
Treasury shares, at cost (Note 7)	(286,421)	(281,524)
Accumulated other comprehensive loss	(77,667)	(78,269)
Retained earnings	795,051	792,206
Total MSA Safety Incorporated shareholders' equity	575,201	566,452
Noncontrolling interests	5,687	5,895
Total shareholders’ equity	580,888	572,347
Total liabilities and shareholders’ equity	1,274,485	1,234,270
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2014	2013
Operating Activities
Net income	$13,917	$19,395
Depreciation and amortization	7,459	7,845
Pensions (Note 14)	1,402	2,880
Net gain from investing activities—disposal of assets	—	32
Stock-based compensation (Note 11)	5,165	5,195
Deferred income tax (benefit) provision (Note 10)	(344)	24
Other noncurrent assets and liabilities	(21,774)	(20,870)
Currency exchange losses, net	345	1,119
Excess tax benefit related to stock plans	(1,769)	(650)
Other, net	408	(1,061)
Operating cash flow before changes in certain working capital items	4,809	13,909
(Increase) in trade receivables	(4,754)	(17,895)
(Increase) in inventories (Note 3)	(10,409)	(1,873)
Increase in accounts payable and accrued liabilities	17,971	10,061
Decrease in income taxes receivable, prepaid expenses and other current assets	1,780	1,854
Decrease (increase) in certain working capital items	4,588	(7,853)
Cash Flow From Operating Activities	9,397	6,056
Investing Activities
Capital expenditures	(7,204)	(7,452)
Property disposals and other investing	—	47
Cash Flow From Investing Activities	(7,204)	(7,405)
Financing Activities
(Payments on) proceeds from short-term debt, net (Note 12)	(703)	1,182
Proceeds from long-term debt (Note 12)	219,000	104,100
Payments on long-term debt (Note 12)	(203,000)	(98,100)
Restricted cash	317	—
Cash dividends paid	(11,181)	(10,372)
Distributions to noncontrolling interests	—	(275)
Company stock purchases	(4,897)	(4,033)
Exercise of stock options	3,265	2,916
Excess tax benefit related to stock plans	1,769	650
Cash Flow From Financing Activities	4,570	(3,932)
Effect of exchange rate changes on cash and cash equivalents	(816)	(644)
Increase (decrease) in cash and cash equivalents	5,947	(5,925)
Beginning cash and cash equivalents	96,265	82,718
Ending cash and cash equivalents	102,212	76,793
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2012	$747,953	$(127,072)
Net income	19,395	—
Foreign currency translation adjustments	—	(5,588)
Pension and post-retirement plan adjustments, net of tax of $1,278	—	2,107
(Income) loss attributable to noncontrolling interests	(109)	548
Common dividends	(10,362)	—
Preferred dividends	(10)	—
Balances March 31, 2013	756,867	(130,005)

Balances December 31, 2013	792,206	(78,269)
Net income	13,917	—
Foreign currency translation adjustments	—	(958)
Pension and post-retirement plan adjustments, net of tax of $805	—	1,418
Loss attributable to noncontrolling interests	109	142
Common dividends	(11,171)	—
Preferred dividends	(10)	—
Balances March 31, 2014	795,051	(77,667)

The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The Condensed Consolidated Financial Statements of MSA Safety Incorporated and its subsidiaries ("MSA" or the "Company") are unaudited. These Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2013 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles (GAAP). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2013, which includes all disclosures required by GAAP.
Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation. Refer to Note 8 for further information regarding MSA's sales allocation methodology and Note 18 for further information regarding Discontinued Operations.
Note 2— Recently Adopted and Recently Issued Accounting Standards
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this ASU on January 1, 2014 did not have a material effect on our consolidated statements.
In March 2013, FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income. This ASU was adopted on January 1, 2014. The adoption of this ASU may have a material effect on our consolidated financial statements, in the event that we were to divest of a foreign affiliate.
In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity. This ASU 2014-08 amends the definition of a discontinued operation to include a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This ASU will be effective beginning in 2015. The adoption of this ASU may have a material effect on our consolidated financial statements in the event that we were to divest of a component that meets the definition of a discontinued operation.
Note 3—Inventories

(In thousands)	March 31, 2014	December 31, 2013
Finished products	$80,240	$74,466
Work in process	9,156	8,108
Raw materials and supplies	57,599	54,263
Total inventories	146,995	136,837
Note 4—Restructuring and Other Charges
During the three months ended March 31, 2014, we recorded restructuring charges of $1.9 million ($1.2 million after tax). European segment charges for the three months ended March 31, 2014 of $1.5 million related primarily to severance from staff reductions in Germany and Italy and reorganization costs in Germany. International segment charges for the three months ended March 31, 2014 of $0.4 million were related to severance from staff reductions in Australia.
We did not incur any restructuring charges during the three months ended March 31, 2013.

Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	North America	Europe	International	Total
Reserve balances at December 31, 2012	$0.3	$2.5	$0.2	$3.0
Cash payments	(0.3)	(3.8)	(2.5)	(6.6)
Restructuring charges	—	3.0	2.3	5.3
Reserve balances at December 31, 2013	$—	$1.7	$—	$1.7
Cash payments	—	(1.1)	(0.2)	(1.3)
Restructuring charges	—	1.5	0.4	1.9
Reserve balances at March 31, 2014	$—	$2.1	$0.2	$2.3
Note 5—Property, Plant and Equipment

	March 31,	December 31,
(In thousands)	2014	2013
Land	$3,795	$3,835
Buildings	111,436	110,534
Machinery and equipment	351,647	349,667
Construction in progress	20,400	16,364
Total	487,278	480,400
Less accumulated depreciation	(334,074)	(327,645)
Net property	153,204	152,755
Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
The changes in Accumulated Other Comprehensive Loss by component were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Pension and other postretirement benefits
Balance at beginning of period	$(77,080)	$(132,031)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(63)	(80)	—	—
Recognized net actuarial losses	2,286	3,465	—	—
Tax benefit	(805)	(1,278)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	1,418	2,107	—	—
Balance at end of period	$(75,662)	$(129,924)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(1,189)	$4,959	$(1,602)	$(469)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(816)	(5,040)	(142)	(548)
Balance at end of period	$(2,005)	$(81)	$(1,744)	$(1,017)
The reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 14—Pensions and Other Post-Retirement Benefits).

Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,373 shares issued and 52,878 shares held in treasury at March 31, 2014. There were no treasury purchases of preferred stock during the quarter ended March 31, 2014. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of March 31, 2014.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 37,347,653 and 37,202,099 shares outstanding at March 31, 2014 and December 31, 2013, respectively.
Stock Compensation Trust - The MSA Safety Incorporated Stock Compensation Trust was established to provide shares for certain benefit plans, including the management equity incentive plan. Shares held by the Stock Compensation Trust and the corresponding cost of those shares, are reported as a reduction of common shares issued. Differences between the cost of the shares held by the Stock Compensation Trust and the market value of shares released for stock-related benefits are reflected in common stock issued. There were 64,642 and 303,668 shares available at March 31, 2014 and December 31, 2013, respectively.
Treasury Shares - In November 2005, the Board of Directors authorized the purchase of up to $100.0 million of MSA common stock either through private transactions or open market transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We do not have any other share purchase programs. There were 24,669,096 and 24,575,624 Treasury Shares at March 31, 2014 and December 31, 2013, respectively.
Note 8—Segment Information
We are organized into nine geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International.
MSA’s sales are allocated to each country based primarily on the destination of the end-customer. Effective January 1, 2014, the General Monitors business has been fully integrated into MSA. As such, sales made by General Monitors companies now follow a similar allocation methodology by which sales are allocated to each country based on the destination of the end-customer and based on the value added to that order. In prior years, sales made by General Monitors companies were reported as domestic sales based on the country from which the product was shipped. The 2013 results presented below have been restated to reflect this change in allocation methodology.
Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended March 31, 2014
Sales to external customers	$129,521	$74,938	$60,586	$—	$265,045
Intercompany sales	27,897	28,858	3,849	(60,604)	—
Net income:
Continuing operations	12,480	4,117	3,859	(6,934)	13,522
Discontinued operations	—	—	504	—	504

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended March 31, 2013
Sales to external customers	$128,936	$73,123	$67,827	$—	$269,886
Intercompany sales	28,545	25,236	4,877	(58,658)	—
Net income:
Continuing operations	12,605	5,383	7,796	(7,157)	18,627
Discontinued operations	—	—	659	—	659
Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

Note 9—Earnings per Share
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

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Net income attributable to continuing operations	$13,522	$18,627
Preferred stock dividends	(10)	(10)
Income from continuing operations available to common equity	13,512	18,617
Dividends and undistributed earnings allocated to participating securities	(90)	(165)
Income from continuing operations available to common shareholders	13,422	18,452

Net income attributable to discontinued operations	$504	$659
Preferred stock dividends	—	—
Income from discontinued operations available to common equity	504	659
Dividends and undistributed earnings allocated to participating securities	(4)	(6)
Income from discontinued operations available to common shareholders	500	653

Basic weighted-average shares outstanding	37,015	36,734
Stock options and other stock compensation	602	635
Diluted weighted-average shares outstanding	37,617	37,369
Antidilutive stock options	—	173

Earnings per share attributable to continuing operations:
Basic	$0.37	$0.50
Diluted	$0.36	$0.49

Earnings per share attributable to discontinued operations:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Note 10—Income Taxes
The effective tax rate for the first quarter of 2014 and 2013 was 36.4% and 27.2%, respectively. The rate for the first quarter of 2014 differs from the U.S. federal statutory rate of 35% primarily due to unrecognized tax benefits on operating losses in foreign affiliates. The rate for the first quarter of 2013 differs from the U.S. federal statutory rate of 35% primarily due to the one-time benefit from the recognition of the 2012 research and development tax credit as well as tax benefits of earning income in low tax foreign jurisdictions.
At March 31, 2014, we had a gross liability for unrecognized tax benefits of $5.9 million. We have recognized tax benefits associated with these liabilities of $5.1 million at March 31, 2014. These balances are unchanged since December 31, 2013. We do not expect that the total amount of the unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.7 million at March 31, 2014.

Note 11—Stock Plans
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
Stock compensation expense is as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Stock compensation expense	$5,165	$5,195
Income tax benefit	1,890	1,922
Stock compensation expense, net of income tax benefit	3,275	3,273
Stock option expense is based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2014.

2014
Fair value per option	$17.26
Risk-free interest rate	2.06%
Expected dividend yield	2.41%
Expected volatility	40.50%
Expected life (years)	6.6
The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date converted into an implied spot rate yield curve. Expected dividend yield is based on the most recent annualized dividend divided by the 1 year average closing share price. Expected volatility is based on the historical volatility using daily stock prices. Expected life is based on historical stock option exercise data.
A summary of stock option activity for the three months ended March 31, 2014 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,695,380	$34.55
Granted	138,519	51.69
Exercised	(92,311)	35.37
Forfeited	(18,651)	37.99
Outstanding at March 31	1,722,937	35.84
Exercisable at March 31	1,229,401	32.01
A summary of restricted stock activity for the three months ended March 31, 2014 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	303,419	$39.79
Granted	68,807	51.69
Vested	(93,766)	34.01
Forfeited	(1,189)	39.76
Unvested at March 31	277,271	44.70

A summary of performance stock unit activity for the three months ended March 31, 2014 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	149,389	$46.32
Granted	46,242	57.42
Performance adjustments	41,428	39.42
Vested	(88,996)	39.11
Unvested at March 31	148,063	52.20
The final number of shares issued for the 2011 Management Performance Units were 200% of the target award based on Total Shareholder Return during the three year performance period.
Note 12—Long-Term Debt
The Company completed a legal Reorganization on March 7, 2014. The Company's existing debt agreements, including its senior revolving credit facility and note purchase agreements were revised to reflect the changes in the Company's legal structure.
In connection with the legal Reorganization, the Company amended its unsecured senior revolving credit facility and extended the term of the facility until March 2019. The senior revolving facility provides for borrowings up to $300.0 million, with sub-limits for the issuance of letters of credit, swingline borrowings and foreign currency denominated borrowings; and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing indebtedness. The credit agreement also allows the Company to request increases in the aggregate commitments of the lenders of up to an additional $150.0 million. Loans under the revolving facility will bear interest, at a variable rate based on LIBOR or the federal funds rate, at the Company's option. At March 31, 2014, $167.6 million of the $300.0 million senior revolving credit facility was unused including letters of credit.
The Company also entered into a $175.0 million senior unsecured shelf facility with a bank. Under this agreement, the Company may request the bank to purchase additional senior notes from time to time prior to March 7, 2017. The Company would be required to pay the bank an issuance fee in addition to fees defined in the note purchase agreement upon issuance of additional senior notes.
The amended revolving credit facility and amended note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facility and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at March 31, 2014.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2014 totaling $6.2 million, of which $2.4 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at March 31, 2014. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2014, the Company has $2.3 million of restricted cash in support of these arrangements. At March 31, 2014, the Company also has a $4.1 million guarantee relating to voluntary retirement payments for its unionized workers in Germany.
The Company redeemed $4.0 million of Industrial development debt in February 2014.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the three months ended March 31, 2014 are as follows:

(In thousands)	Goodwill
Balance at January 1	$260,134
Currency translation	54
Balance at March 31	260,188
At March 31, 2014, goodwill of $196.5 million, $61.4 million, and $2.3 million related to the North American, European, and International reportable segments, respectively.

Changes in intangible assets, net of accumulated amortization during the three months ended March 31, 2014 are as follows:

(In thousands)	Intangible Assets
Net balance at January 1	$35,029
Amortization expense	(928)
Currency translation	6
Net balance at March 31	34,107
Note 14—Pensions and Other Postretirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Three Months Ended March 31,
Service cost	$2,481	$2,784	$156	$172
Interest cost	4,891	4,468	299	262
Expected return on plan assets	(8,251)	(7,725)	—	—
Amortization of prior service cost	21	26	(84)	(106)
Recognized net actuarial losses	2,203	3,327	83	138
Settlement / Curtailment loss	57	—	—	—
Net periodic benefit cost	1,402	2,880	454	466
We made contributions of $1.1 million to our pension plans during the three months ended March 31, 2014. We expect to make total contributions of approximately $4.5 million to our pension plans in 2014.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses. The notional amount of open forward contracts was $65.4 million and $46.7 million, with an unrealized gain on these contracts of $0.6 million and an unrealized loss of $0.7 million at March 31, 2014 and 2013, respectively.
The following table presents the balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	March 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts: Prepaid expenses and other current assets	$552	$1,308
The following table presents the income statement location and impact of derivative financial instruments:

		Loss Recognized in Income
		Three Months Ended March 31,
(In thousands)	Income Statement Location	2014	2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses, net	$805	$1,257

Note 16—Fair Value Measurements
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
The valuation methodologies we used to measure financial assets and liabilities were limited to the derivative financial instruments described in Note 15. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy.
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $153.3 million and $160.0 million at March 31, 2014 and 2013, respectively. The fair value of this debt was $160.1 million and $170.4 million at March 31, 2014 and 2013, respectively. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of the respective balance sheet dates. The fair value of this debt was determined using Level 2 inputs as described above.
Note 17—Contingencies
We categorize the product liability losses that we experience into two main categories; single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.3 million at March 31, 2014 and $4.0 million at December 31, 2013. Single incident product liability expense during the three months ended March 31, 2014 and 2013 was not significant. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.
Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,901 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.
We regularly assess opportunities to mitigate product liability risk.
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
A summary of cumulative trauma product liability lawsuit activity follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Open lawsuits, beginning of period	2,840	2,609
New lawsuits	123	489
Settled and dismissed lawsuits	(62)	(258)
Open lawsuits, end of period	2,901	2,840
Nearly half of the open lawsuits at March 31, 2014 have had a de minimus level of activity over the last 5 years. It is possible that these cases could become active again at any point due to changes in circumstances.
With some common contract exclusions, we maintain insurance for cumulative trauma product liability claims. We have purchased insurance policies for the policy years from 1952-1986 from over 20 different insurance carriers that provide coverage for cumulative trauma product liability losses, and in many instances, related defense costs (the "Occurrence-Based Policies"). In the normal course of business, we make payments to settle product liability claims and for related defense costs. We record receivables for the amounts that are covered by insurance. Since December 31, 2013, the insurance receivable increased by $20.0 million as a result of these settlements and defense costs.
The available limits of these policies are many times our recorded insurance receivable balance.
Various factors could affect the timing and amount of recovery of our insurance receivables, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future.
Our insurance receivables at March 31, 2014 totaled $144.8 million, of which $2.0 million is reported in other current assets and $142.8 million in other non-current assets. Our insurance receivables at December 31, 2013 totaled $124.8 million, all of which is reported in other non-current assets.
A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance beginning of period	$124.8	$130.0
Additions	20.0	34.0
Collections and settlements	—	(39.2)
Balance end of period	144.8	124.8
Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the three months ended March 31, 2014 and 2013 were $2.1 million and $0.2 million, respectively. Collections primarily represent agreements with insurance companies to pay amounts due that are applicable to cumulative trauma claims. In cases where the payment stream covers multiple years, the present value of the payments is recorded as a note receivable (current and long term) in the balance sheet within prepaid expenses and other current assets and other noncurrent assets.
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
We are currently involved in insurance coverage litigations with a number of our insurance carriers regarding the Occurrence-Based Policies.
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
In 2010, North River sued us in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies. We asserted claims against North River for breaches of contract for failures to pay amounts owed to us. We also allege that North River engaged in bad-faith claims handling. We believe that North River’s refusal to indemnify us under these policies for product liability losses and legal fees paid by us is wholly contrary to Pennsylvania law and we are vigorously pursuing the legal actions necessary to collect all due amounts. Summary judgment on certain issues is pending with the court. A trial date has not yet been scheduled.
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
We have resolved our claims against certain of our insurance carriers on some of their policies, including the Occurrence-Based Policies through negotiated settlements. When a settlement is reached, we dismiss the settling carrier from relevant above noted lawsuit(s). Assuming satisfactory resolution, once disputes are resolved with each of the remaining carriers responsible for the the Occurrence-Based Policies, the Company anticipates having commitments to provide future payment streams which should be sufficient to satisfy its receivables due from insurance carriers. In addition, we likely will retain some coverage through coverage-in-place agreements, although that coverage may not be immediately accessible. When these insurance coverage matters are fully resolved, the Company (and its coverage-in-place carriers, where applicable) will be responsible for expenses related to cumulative trauma product liability claims.
Note 18—Assets Held for Sale and Discontinued Operations
Assets Held for Sale - In September 2013, we entered into an agreement to sell the detector tube assets. The transaction closed in January, 2014. In addition to the asset sale agreement, we entered into transitional manufacturing and sales agreements with the buyer. Under the terms of the transitional agreements, we will continue to manufacture and sell detector tubes on behalf of the buyer until mid-2014. The gain on the transaction of approximately $2.9 million will be recognized in 2014, at the conclusion of the transitional manufacturing period.
Certain assets related to detector tube manufacturing are classified as held for sale at March 31, 2014. These assets are reported in the following balance sheet lines:

(In millions)	March 31, 2014
Inventory	$1.9
Property, net of depreciation	0.2
Total assets	2.1

Discontinued Operations - The Company is actively negotiating the sale of substantially all of the assets and liabilities of its South African personal protective equipment distribution business and its Zambian operations. Management has deemed it probable that the sale of these assets and liabilities will close within the next twelve months. The operations of this business qualify as a component of an entity under FASB ASC 205-20 "Presentation of Financial Statements - Discontinued Operations", and thus the operations have been reclassified as discontinued operations and prior periods have been reclassified to conform to this presentation. Management does not believe the assets associated with the South African distribution business or the Zambian operations are impaired at March 31, 2014.
Summarized financial information for discontinued operations is as follows:

	Three months ended March 31,
(In thousands)	2014	2013
Discontinued Operations
Net sales	$10,060	$13,353
Other income, net	14	17
Cost and expenses:
Cost of products sold	7,697	10,275
Selling, general and administrative	1,554	1,979
Interest expense	—	—
Currency exchange losses, net	(7)	(133)
Income from discontinued operations before income taxes	830	1,249
Provision for income taxes	216	397
Income from discontinued operations, net of tax	614	852
Certain balance sheet items are related to the Company's South African personal protective equipment distribution business and its Zambian operations are reported as discontinued operations. These items are reported in the following balance sheet lines:

	March 31,	December 31,
(In thousands)	2014	2013
Discontinued Operations assets and liabilities
Cash and cash equivalents	$1,308	$2,980
Trade receivables, less allowance for doubtful accounts	7,179	7,452
Inventories	11,783	11,359
Net property	315	317
Other assets	1,019	1,326
Total assets	21,604	23,434
Accounts payable	3,172	5,447
Accrued and other liabilities	1,166	930
Total liabilities	4,338	6,377
Net assets	17,266	17,057
The following summary provides financial information for discontinued operations related to net loss (income) related to noncontrolling interests:

	Three months ended March 31,
(In thousands)	2014	2013
Net loss (income) attributable to noncontrolling interests
Loss from continuing operations	$219	$84
(Income) from discontinued operations	(110)	(193)
Net loss (income)	109	(109)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of our annual report entitled “Forward-Looking Statements” and “Risk Factors.”
On February 27, 2014, Mine Safety Appliances Company, a Pennsylvania corporation ("MSA"), approved the reorganization of the Company into a holding company structure (the “Reorganization”) in accordance with Section 1924(b)(4) of the Pennsylvania Business Corporation Law of 1988. As a result of the Reorganization, Mine Safety Appliances Company became a direct, wholly-owned subsidiary of MSA Safety Incorporated, a Pennsylvania corporation and currently a direct wholly-owned subsidiary of MSA (“New MSA”), and New MSA became the publicly traded holding company of MSA and its subsidiaries. The Reorganization was completed on March 7, 2014. New MSA and its subsidiaries continue to conduct the business and operations that MSA and its subsidiaries conducted immediately prior to the Reorganization. The consolidated assets and liabilities of New MSA and its subsidiaries are identical to the consolidated assets and liabilities of MSA and its subsidiaries immediately prior to the Reorganization.
MSA's South African personal protective equipment distribution business and MSA's Zambian operations had historically been part of the International reportable segment. The results of these operations are excluded from continuing operations and are presented as discontinued operations in all periods presented. Please refer to Note 18 Assets Held for Sale and Discontinued Operations, for further commentary on these discontinued operations.
Sales from MSA's General Monitors companies were historically reported in the country from which product was shipped. Effective January 1, 2014, the General Monitors business has been fully integrated into MSA. As such, sales made by General Monitors companies are now allocated to each country based on the destination of the end-customer and other criteria based on the value added to the order. The 2013 results presented below have been restated to reflect this change in allocation methodology. Please refer to Note 8 Segment Information, for further information.
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
We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into nine geographical operating segments that are aggregated into three reportable geographic segments: North America, Europe and International. Each segment includes a number of operating segments. In 2013, 50%, 26% and 24% of our net sales were made by our North American, European and International segments, respectively.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net sales from continuing operations. Net sales for the three months ended March 31, 2014 were $265.0 million, a decrease of $4.8 million, or 2%, compared with $269.9 million for the three months ended March 31, 2013. The unfavorable translation effects of weaker foreign currencies decreased sales, when stated in U.S. dollars, by $5.1 million. Excluding the effects of weakening currencies, sales increased $0.2 million.

Net Sales from Continuing Operations	Three Months Ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2014	2013
North America	$129,521	$128,936	$585	—%
Europe	74,938	73,123	1,815	2%
International	60,586	67,827	(7,241)	(11)%
Total	265,045	269,886	(4,841)	(2)%
Net sales by the North American segment were $129.5 million for the first quarter of 2014, an increase of $0.6 million compared to $128.9 million for the first quarter of 2013. Continued growth in industrial markets was evidenced by increased shipments of portable instruments, head protection, and fixed gas and flame detection products, up $4.5 million, $2.3 million, and $0.6 million, respectively. These increases were partially offset by a decline in shipments of breathing apparatus and fall protection, down $5.9 million and $1.0 million, respectively, and other small decreases across a broad range of product lines. On March 24, 2014, the Company received certification from the National Fire Protection Association for its M7XT SCBA product and began shipping the M7XT in April 2014. The new G1 SCBA, an entirely redesigned SCBA platform, is expected to be certified in the second half of 2014. The Company currently has 14 patents pending for this product.
Net sales for the European segment were $74.9 million for the first quarter of 2014, an increase of $1.8 million, or 2%, compared to the first quarter of 2013. Local currency sales in Europe were down $0.7 million, as strength in ballistic helmet shipments in Western Europe and fixed gas and flame detection products in the Middle East were offset by a lower level of SCBA and portable gas detection sales. The favorable translation effects of a stronger euro in the current quarter increased European segment sales, when stated in U.S. dollars, by $2.5 million.
Net sales for the International segment were $60.6 million in the first quarter of 2014, a decrease of $7.2 million, or 11%, compared to the first quarter of 2013. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $6.8 million, primarily related to a weaker Brazilian real, Australian dollar, South African rand, and Argentine peso. Local currency sales in the International segment decreased $0.4 million for the quarter as higher portable gas detection sales were offset by a lower level of fixed gas and flame detection revenue.
Cost of products sold. Cost of products sold was $143.2 million in the first quarter of 2014, a decrease of $5.0 million or 3%, compared to $148.2 million in the first quarter of 2013. The decrease in cost of products sold reflects the decrease in sales. Cost of products sold as a percentage of sales was 54.0% in the first quarter of 2014 compared to 54.9% in the first quarter of 2013. The decrease in cost of products sold as a percentage of sales relates to an improved sales mix in the current quarter coupled with cost improvements.
Gross profit. Gross profit for the first quarter of 2014 was $121.8 million, which was $0.1 million higher than gross profit of $121.7 million in the first quarter of 2013. Higher gross profit in the current quarter reflects an improved gross profit ratio to net sales, partially offset by lower sales. The ratio of gross profit to net sales was 46.0% in the first quarter of 2014 compared to 45.1% in the same quarter last year. The higher gross profit ratio during the current quarter was primarily related to an improved sales mix, cost reductions and improvements in pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses were $85.2 million during the first quarter of 2014, an increase of $3.6 million, or 4%, compared to $81.6 million in the first quarter of 2013. Selling, general and administrative expenses were 32.2% of net sales in the first quarter of 2014, compared to 30.2% of net sales in the first quarter of 2013. Local currency selling, general and administrative expenses were $5.0 million higher in the current quarter, reflecting higher spending on corporate strategic initiatives, increased self-insured product liability costs from case settlements, and higher payroll expenses. Lower legal fees associated with insurance coverage litigation, increased pension income in North America, and a favorable effect from weakening foreign currencies partially offset these increases. Currency exchange effects decreased current quarter selling, general and administrative expenses, when stated in U.S. dollars, by $1.4 million, primarily related to the weakening of Latin American currencies and the Australian dollar, partially offset by the strengthening of the euro.
Research and development expense. Research and development expense was $11.2 million during the first quarter of 2014, an increase of $0.6 million, or 6%, compared to $10.6 million during the first quarter of 2013. The increase reflects general cost increases and our ongoing focus on developing innovative new products.
Restructuring and other charges. During the three months ended March 31, 2014, we recorded non-recurring charges of $1.9 million ($1.2 million after tax). European segment charges of $1.5 million related primarily to severance from staff reductions in Germany and Italy and reorganization costs in Germany. International segment charges of $0.4 million were related to severance costs for staff reductions in Australia.
We did not incur any restructuring charges during the three months ended March 31, 2013.
Currency exchange. Currency exchange losses were $0.4 million in the first quarter of 2014, compared to losses of $1.3 million in the first quarter of 2013. Currency exchange losses in both quarters were mostly unrealized and related primarily to the effect of the strengthening euro on inter-company balances.
Income taxes. The effective tax rate for the first quarter of 2014 was 36.4% compared to 27.2% for the same quarter last year. The increased effective tax rate in 2014 is primarily due to the lapse of the U.S. research and development (R&D) tax credit at the end of 2013. During the first quarter of 2013, the Company recognized R&D benefits associated with the full year 2012 as well as a partial amount associated with 2013. The R&D tax credit has not been extended for 2014 as of the end of the first quarter, therefore no R&D tax benefits have been recognized. Additionally, during the first quarter of 2014, we recognized a higher effective tax rate due to non-deductible losses in several foreign jurisdictions.
Net income attributable to MSA Safety Incorporated. Net income was $13.5 million for the first quarter of 2014, or $0.37 per basic share, a decrease of $5.1 million, or 28%, compared to $18.6 million, or $0.50 per basic share, for the same quarter last year.
North American segment net income for the first quarter of 2014 was $12.5 million, a decrease of $0.1 million, or 1%, compared to $12.6 million in the first quarter of 2013. Improved profitability associated with core product sales was offset by an increase in selling, general and administrative expenses and a higher effective income tax rate in the first quarter of 2014. The lower effective tax rate in the first quarter of 2013 was due to the one-time tax benefit related to recognition of the 2012 research and development tax credit.
European segment net income for the first quarter of 2014 was $4.1 million, a decrease of $1.3 million, or 24%, compared to net income of $5.4 million during the first quarter of 2013. Local currency net income in Europe decreased $2.0 million in the current quarter, due primarily to higher selling, general, and administrative expenses and restructuring costs. Currency translation effects increased current quarter European segment net income, when stated in U.S. dollars, by $0.7 million.
International segment net income for the first quarter of 2014 was $3.9 million, a decrease of $3.9 million, or 50%, compared to $7.8 million in the prior year quarter. Local currency net income in the International segment decreased $3.1 million in the current quarter, reflecting higher research and development expense and increased restructuring charges resulting from ongoing cost reduction efforts in Australia. Currency translation effects decreased current quarter International segment net income, when stated in U.S. dollars, by $0.8 million, reflecting a weaker Brazilian real, Australian dollar, South African rand, and Argentine peso.
The net loss reported in reconciling items for the first quarter of 2014 was $6.9 million compared to a net loss of $7.2 million in the first quarter of 2013. The lower loss during the three months ended March 31, 2014 reflects lower interest and currency exchange losses.

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, acquisitions and dividend payments. Approximately half of our long-term debt is at fixed interest rates with repayment schedules through 2021. The remainder of our long-term debt is at variable rates, primarily on our unsecured revolving credit facility that is due in 2019. Substantially all of our borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations.
At March 31, 2014, we had cash and cash equivalents totaling $102.2 million, of which $88.3 million was held by our foreign subsidiaries. Cash and cash equivalents are held by our foreign subsidiaries whose earnings are considered indefinitely reinvested at March 31, 2014. These funds could be subject to additional income taxes if repatriated. It is not practicable to determine the potential income tax liability that we would incur if these funds were repatriated to the U.S. because the time and manner of repatriation is uncertain. We believe that domestic cash and cash equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period’s foreign earnings, and availability on our domestic line of credit continue to be sufficient to fund our domestic liquidity requirements.
Cash and cash equivalents increased $5.9 million during the three months ended March 31, 2014, compared to decreasing $5.9 million during the same period in 2013.
Operating activities. Operating activities provided cash of $9.4 million during the three months ended March 31, 2014, compared to providing $6.1 million during the same period in 2013. Higher operating cash flow in 2014 is primarily related to favorable changes in working capital, partially offset by lower net income. Insurance receivables related to cumulative trauma product liability losses were $144.8 million at March 31, 2014 compared to $124.8 million at December 31, 2013. The increase relates to settlements and defense costs. Trade receivables were $204.7 million at March 31, 2014, compared to $200.4 million at December 31, 2013, reflecting a local currency increase of $4.8 million, partially offset by unfavorable currency translation effects of $0.4 million. Inventories were $147.0 million at March 31, 2014, compared to $136.8 million at December 31, 2013. Local currency inventory increased $10.4 million, partially offset by unfavorable currency translation effects of $0.3 million. The increase in inventory relates to the anticipated launch of several new products including the G1 SCBA and anticipated product demand. Accounts payable were $72.4 million at March 31, 2014, compared to $66.9 million at December 31, 2013. Local currency accounts payable increased $5.7 million, primarily in North America and Europe, reflecting our ongoing initiative to improve working capital cash flow.
Investing activities. Investing activities used cash of $7.2 million during the first quarter of 2014, compared to using $7.4 million in the same period last year, primarily for capital expenditures.
Financing activities. Financing activities provided cash of $4.6 million during the three months ended March 31, 2014, compared to using $3.9 million during the same period in 2013. The change was primarily related to increased proceeds from long-term debt. During the three months ended March 31, 2014, we had net borrowings of $15.3 million, primarily from our long-term line of credit. This compared to net borrowings of $7.2 million in the same period in 2013. We paid cash dividends of $11.2 million in the first three months of 2014 compared to $10.4 million in the same period last year.
The Company's existing debt agreements, including its senior revolving credit facility and note purchase agreements were amended to reflect the changes in the Company's legal structure in March 2014. During this process, we were able to successfully renegotiate a number of our existing credit facilities to provide the Company with access to additional capital, including an additional shelf facility, at historically low interest rates. Considering these recent changes and our outstanding debt, the Company currently has access to approximately $493 million of capital at March 31, 2014. Refer to Note 12 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at March 31, 2014 resulted in a translation loss of $0.8 million during the first quarter of 2014, compared to a loss of $5.0 million during the same period in 2013. The translation loss during the first quarter in 2014 was primarily related to the weakening of the Argentine peso and the Chinese renminbi. The translation loss during the first quarter of 2013 was primarily related to the weakening of the euro and the South African rand.
COMMITMENTS AND CONTINGENCIES
We made contributions of $1.1 million to our pension plans during the three months ended March 31, 2014. We expect to make total contributions of approximately $4.5 million to our pension plans in 2014.

The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2014 totaling $6.2 million, of which $2.4 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at March 31, 2014. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2014, the Company has $2.3 million of restricted cash in support of these arrangements. At March 31, 2014, the Company also has a $4.1 million guarantee relating to voluntary retirement payments for its unionized workers in Germany.
We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.
Please refer to Note 17 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for further discussion on the Company's product liabilities.
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
The more critical judgments and estimates used in the preparation of our financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
Please refer to Note 2 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the three months ended March 31, 2014 by approximately $13.3 million and $0.6 million, respectively.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2014, we had open foreign currency forward contracts with a U.S. dollar notional value of $65.4 million. A hypothetical 10% increase in March 31, 2014, forward exchange rates would result in a $6.5 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments, these financial instruments are reported at carrying values that approximate fair values.
At March 31, 2014, we had $153.3 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.6 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2014	10,166	$50.86	—	966,658
February 1 – February 28, 2014	35,607	52.03	—	945,664
March 1 – March 31, 2014	28,590	53.84	—	854,390
In November 2005, the Board of Directors authorized the purchase of up to $100.0 million of common stock from time-to-time in private transactions and on the open market. The share purchase program has no expiration date. The maximum number of shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.
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

10(a)
First Amended and Restated Credit Agreement dated March 7, 2014 by and among MSA Safety Incorporated, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and PNC Capital Markets LLC, as lead arranger and sole bookrunner, filed herewith.

10(b)
First Amended and Restated Guaranty and Suretyship Agreement dated March 7, 2014 from MSA Worldwide, LLC, Mine Safety Appliances Company LLC, MSA Advanced Detection, LLC, General Monitors Transnational, LLC, General Monitors, Inc., MSA International, Inc., MSA Safety Development, LLC, MSA Technology, LLC, and MSA Innovation, LLC, in favor of PNC Bank, National Association and the other lenders party to the Credit Agreement, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The registrant agrees to furnish to the Commission upon request copies of all instruments with respect to long-term debt referred to in Note 12 of the Notes to Condensed Consolidated Financial Statements filed as part of Item 1 of this Form 10-Q which have not been previously filed or are not filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSA SAFETY INCORPORATED

April 23, 2014	/s/ Stacy P. McMahan
Stacy P. McMahan
Senior Vice President of Finance and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer