Form 10-Q
period 2014-06-30
MSA Safety Inc
filed 2014-07-24
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2014
Commission File No. 1-15579

MSA SAFETY INCORPORATED
(Exact name of registrant as specified in its charter)

Pennsylvania	46-4914539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Cranberry Woods Drive Cranberry Township, Pennsylvania	16066-5207
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
On July 17, 2014 there were 37,405,619 shares of common stock outstanding, not including 21,164 shares held by the MSA Safety Incorporated Stock Compensation Trust.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net sales	$282,493	$285,859	$547,538	$555,745
Other income, net	45	514	401	377
	282,538	286,373	547,939	556,122
Costs and expenses
Cost of products sold	152,823	156,195	296,053	304,377
Selling, general and administrative	82,835	79,099	168,076	160,707
Research and development	11,943	11,398	23,184	21,982
Restructuring and other charges (Note 4)	857	2,427	2,757	2,427
Interest expense	2,594	2,750	5,124	5,410
Currency exchange (gains) losses, net	(309)	1,060	43	2,312
	250,743	252,929	495,237	497,215
Income from continuing operations before income taxes	31,795	33,444	52,702	58,907
Provision for income taxes (Note 10)	9,753	10,005	17,357	16,925

Income from continuing operations	22,042	23,439	35,345	41,982
Income from discontinued operations (Note 18)	453	952	1,067	1,804
Net income	22,495	24,391	36,412	43,786

Net (income) loss attributable to noncontrolling interests	(7)	(342)	102	(451)

Net income attributable to MSA Safety Incorporated	22,488	24,049	36,514	43,335
Amounts attributable to MSA Safety Incorporated common shareholders:
Income from continuing operations	22,132	23,315	35,654	41,942
Income from discontinued operations (Note 18)	356	734	860	1,393
Net income	22,488	24,049	36,514	43,335

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic
Income from continuing operations	$0.59	$0.63	$0.96	$1.13
Income from discontinued operations (Note 18)	$0.01	$0.02	$0.02	$0.04
Net income	$0.60	$0.65	$0.98	$1.17
Diluted
Income from continuing operations	$0.58	$0.62	$0.94	$1.11
Income from discontinued operations (Note 18)	$0.01	$0.02	$0.02	$0.04
Net income	$0.59	$0.64	$0.96	$1.15
Dividends per common share	$0.31	$0.30	$0.61	$0.58
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$22,495	$24,391	$36,412	$43,786
Foreign currency translation adjustments	54	(7,638)	(904)	(13,226)
Pension and post-retirement plan adjustments, net of tax	2,882	2,107	4,300	4,214
Total other comprehensive income (loss) net of tax	2,936	(5,531)	3,396	(9,012)
Comprehensive income	25,431	18,860	39,808	34,774
Comprehensive (income) loss attributable to noncontrolling interests	(7)	31	244	470
Comprehensive income attributable to MSA Safety Incorporated	25,424	18,891	40,052	35,244
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands, except share amounts)	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$96,183	$96,265
Trade receivables, less allowance for doubtful accounts of $7,054 and $7,306	209,064	200,364
Inventories (Note 3)	151,792	136,837
Deferred tax assets (Note 10)	19,907	22,458
Prepaid income taxes	15,959	9,181
Prepaid expenses and other current assets	31,174	35,861
Total current assets	524,079	500,966

Property, plant and equipment (Note 5)	153,095	152,755
Prepaid pension cost	128,089	121,054
Deferred tax assets (Note 10)	17,821	14,996
Goodwill (Note 13)	259,688	260,134
Intangible assets (Note 13)	33,160	35,029
Other noncurrent assets	170,435	149,336
Total assets	1,286,367	1,234,270

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$6,682	$7,500
Accounts payable	70,376	66,902
Employees’ compensation	35,780	38,164
Insurance and product liability	16,494	14,251
Tax liabilities (Note 10)	9,042	3,662
Other current liabilities	56,004	61,085
Total current liabilities	194,378	191,564

Long-term debt (Note 12)	281,667	260,667
Pensions and other employee benefits	153,192	152,084
Deferred tax liabilities (Note 10)	47,872	49,621
Other noncurrent liabilities	11,156	7,987
Total liabilities	688,265	661,923
Commitments and contingencies (Note 17)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	3,569	3,569
Common stock, no par value (Note 7)	143,835	132,055
Stock compensation trust (Note 7)	(204)	(1,585)
Treasury shares, at cost (Note 7)	(286,299)	(281,524)
Accumulated other comprehensive loss	(74,731)	(78,269)
Retained earnings	806,219	792,206
Total MSA Safety Incorporated shareholders' equity	592,389	566,452
Noncontrolling interests	5,713	5,895
Total shareholders’ equity	598,102	572,347
Total liabilities and shareholders’ equity	1,286,367	1,234,270
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2014	2013
Operating Activities
Net income	$36,412	$43,786
Depreciation and amortization	15,115	15,777
Pensions (Note 14)	2,804	5,761
Net gain from investing activities—disposal of assets	—	26
Stock-based compensation (Note 11)	6,810	7,949
Deferred income tax (benefit) (Note 10)	(520)	(543)
Other noncurrent assets and liabilities	(23,237)	(23,437)
Currency exchange (gains) losses, net	(26)	2,112
Excess tax benefit related to stock plans	(2,116)	(1,036)
Other, net	913	(115)
Operating cash flow before changes in certain working capital items	36,155	50,280
(Increase) in trade receivables	(8,809)	(26,748)
(Increase) in inventories (Note 3)	(15,050)	(3,987)
Increase (decrease) in accounts payable and accrued liabilities	5,626	(6,270)
(Increase) decrease in income taxes receivable, prepaid expenses and other current assets	(2,612)	8,502
(Increase) in certain working capital items	(20,845)	(28,503)
Cash Flow From Operating Activities	15,310	21,777
Investing Activities
Capital expenditures	(14,528)	(16,956)
Property disposals and other investing	—	86
Cash Flow From Investing Activities	(14,528)	(16,870)
Financing Activities
(Payments on) proceeds from short-term debt, net (Note 12)	(817)	205
Proceeds from long-term debt (Note 12)	303,000	175,100
(Payments on )long-term debt (Note 12)	(282,000)	(154,100)
Restricted cash	499	—
Cash dividends paid	(22,501)	(21,533)
Distributions to noncontrolling interests	—	(275)
Company stock purchases	(4,775)	(10,788)
Exercise of stock options	4,235	8,357
Excess tax benefit related to stock plans	2,116	1,036
Cash Flow From Financing Activities	(243)	(1,998)
Effect of exchange rate changes on cash and cash equivalents	(621)	(3,214)
(Decrease) in cash and cash equivalents	(82)	(305)
Beginning cash and cash equivalents	96,265	82,718
Ending cash and cash equivalents	96,183	82,413
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances March 31, 2013	$756,867	$(130,005)
Net income	24,391	—
Foreign currency translation adjustments	—	(7,638)
Pension and post-retirement plan adjustments net of tax of $1,278	—	2,107
(Income) loss attributable to noncontrolling interests	(342)	373
Common dividends	(11,151)	—
Preferred dividends	(10)	—
Balances June 30, 2013	769,755	(135,163)

Balances March 31, 2014	795,051	(77,667)
Net income	22,495	—
Foreign currency translation adjustments	—	54
Pension and post-retirement plan adjustments, net of tax of $1,629	—	2,882
(Income) loss attributable to noncontrolling interests	(7)	—
Common dividends	(11,310)	—
Preferred dividends	(10)	—
Balances June 30, 2014	806,219	(74,731)

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2012	$747,953	$(127,072)
Net income	43,786	—
Foreign currency translation adjustments	—	(13,226)
Pension and post-retirement plan adjustments net of tax of $2,556	—	4,214
(Income) loss attributable to noncontrolling interests	(451)	921
Common dividends	(21,513)	—
Preferred dividends	(20)	—
Balances June 30, 2013	769,755	(135,163)

Balances December 31, 2013	792,206	(78,269)
Net income	36,412	—
Foreign currency translation adjustments	—	(904)
Pension and post-retirement plan adjustments, net of tax of $2,434	—	4,300
(Income) loss attributable to noncontrolling interests	102	142
Common dividends	(22,481)	—
Preferred dividends	(20)	—
Balances June 30, 2014	806,219	(74,731)
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
Note 2— Recently Adopted and Recently Issued Accounting Standards
In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income. This ASU was adopted on January 1, 2014. The adoption of this ASU may have a material effect on our consolidated financial statements, in the event that we were to divest of a foreign affiliate.
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
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity. This ASU amends the definition of a discontinued operation to include a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This ASU will be effective beginning in 2015. The adoption of this ASU may have a material effect on our consolidated financial statements in the event that we were to divest of a component that meets the definition of a discontinued operation.
In May 2014, the FASB issued ASU 2014-09, Revenue with Contracts from Customers. This ASU clarifies the principles for recognizing revenue such that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective beginning in 2017. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This ASU clarifies the accounting treatment for share based payment awards that contain performance targets. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
Note 3—Inventories

(In thousands)	June 30, 2014	December 31, 2013
Finished products	$84,075	$74,466
Work in process	10,264	8,108
Raw materials and supplies	57,453	54,263
Total inventories	151,792	136,837

Note 4—Restructuring and Other Charges
During the three and six months ended June 30, 2014, we recorded restructuring charges of $0.9 million ($0.6 million after tax) and $2.8 million ($1.8 million after tax), respectively. European segment charges for the six months ended June 30, 2014 of $1.5 million related primarily to severance from staff reductions in Germany and Italy and reorganization costs in Germany. International segment charges for the six months ended June 30, 2014 of $1.3 million were related to severance from staff reductions in South Africa and Australia.
During the three and six months ended June 30, 2013, we recorded charges of $2.4 million ($1.7 million after tax). European segment charges of $1.1 million primarily related to staff reductions in Germany and Spain. International segment charges of $1.3 million were related to staff reductions in Australia.
Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	North America	Europe	International	Total
Reserve balances at December 31, 2012	$0.3	$2.5	$0.2	$3.0
Cash payments	(0.3)	(3.8)	(2.5)	(6.6)
Restructuring charges	—	3.0	2.3	5.3
Reserve balances at December 31, 2013	$—	$1.7	$—	$1.7
Cash payments	—	(2.2)	(0.9)	(3.1)
Restructuring charges	—	1.5	1.3	2.8
Reserve balances at June 30, 2014	$—	$1.0	$0.4	$1.4
Note 5—Property, Plant and Equipment

(In thousands)	June 30, 2014	December 31, 2013
Land	$3,747	$3,835
Buildings	111,025	110,534
Machinery and equipment	360,989	349,667
Construction in progress	17,800	16,364
Total	493,561	480,400
Less accumulated depreciation	(340,466)	(327,645)
Net property	153,095	152,755
Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
The changes in Accumulated Other Comprehensive Loss by component were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Pension and other postretirement benefits
Balance at beginning of period	$(75,662)	$(129,924)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(63)	(80)	—	—
Recognized net actuarial losses	4,574	3,465	—	—
Tax benefit	(1,629)	(1,278)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	2,882	2,107	—	—
Balance at end of period	$(72,780)	$(127,817)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(2,005)	$(81)	$(1,744)	$(1,017)
Foreign currency translation adjustments	54	(7,265)	—	(373)
Balance at end of period	$(1,951)	$(7,346)	$(1,744)	$(1,390)

	MSA Safety Incorporated		Noncontrolling Interests
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pension and other postretirement benefits
Balance at beginning of period	$(77,080)	$(132,031)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(126)	(160)	—	—
Recognized net actuarial losses	6,860	6,930	—	—
Tax benefit	(2,434)	(2,556)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	4,300	4,214	—	—
Balance at end of period	$(72,780)	$(127,817)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(1,189)	$4,959	$(1,602)	$(469)
Foreign currency translation adjustments	(762)	(12,305)	(142)	(921)
Balance at end of period	$(1,951)	$(7,346)	$(1,744)	$(1,390)
The reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 14—Pensions and Other Post-Retirement Benefits).
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,373 shares issued and 52,878 shares held in treasury at June 30, 2014. There were no treasury purchases of preferred stock during the quarter or six months ended June 30, 2014. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of June 30, 2014.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 37,384,962 and 37,202,099 shares outstanding at June 30, 2014 and December 31, 2013, respectively.
Stock Compensation Trust - The MSA Safety Incorporated Stock Compensation Trust was established to provide shares for certain benefit plans, including the management equity incentive plan. Shares held by the Stock Compensation Trust and the corresponding cost of those shares, are reported as a reduction of common shares issued. Differences between the cost of the shares held by the Stock Compensation Trust and the market value of shares released for stock-related benefits are reflected in common stock issued. There were 39,064 and 303,668 shares available at June 30, 2014 and December 31, 2013, respectively. The Company will issue common stock from Treasury Shares for all share based benefit plans when the Stock Compensation Trust is depleted.
Treasury Shares - In November 2005, the Board of Directors authorized the purchase of up to $100.0 million of MSA common stock either through private transactions or open market transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We do not have any other share purchase programs. There were 24,657,365 and 24,575,624 Treasury Shares at June 30, 2014 and December 31, 2013, respectively.
The Company began issuing Treasury Shares for all Board of Director share based benefit plans in April, 2014. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 15,994 Treasury Shares issued for these purposes during the six months ended June 30, 2014.

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
Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended June 30, 2014
Sales to external customers	$138,782	$78,883	$64,828	$—	$282,493
Intercompany sales	30,696	28,238	4,789	(63,723)	—
Net income:
Continuing operations	19,196	6,199	2,544	(5,807)	22,132
Discontinued operations	—	—	356	—	356
Six Months Ended June 30, 2014
Sales to external customers	$268,303	$153,821	$125,414	$—	$547,538
Intercompany sales	58,593	57,096	8,638	(124,327)	—
Net income:					—
Continuing operations	31,676	10,316	6,403	(12,741)	35,654
Discontinued operations	—	—	860	—	860

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended June 30, 2013
Sales to external customers	$142,684	$67,997	$75,178	$—	$285,859
Intercompany sales	31,796	22,433	6,039	(60,268)	—
Net income:
Continuing operations	17,032	3,210	7,770	(4,697)	23,315
Discontinued operations	—	—	734		734
Six Months Ended June 30, 2013
Sales to external customers	$271,620	$141,120	$143,005	$—	$555,745
Intercompany sales	60,341	47,669	10,916	(118,926)	—
Net income:
Continuing operations	29,637	8,593	15,566	(11,854)	41,942
Discontinued operations	—	—	1,393	—	1,393
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income attributable to continuing operations	$22,132	$23,315	$35,654	$41,942
Preferred stock dividends	(10)	(10)	(20)	(20)
Income from continuing operations available to common equity	22,122	23,305	35,634	41,922
Dividends and undistributed earnings allocated to participating securities	(137)	(171)	(227)	(336)
Income from continuing operations available to common shareholders	21,985	23,134	35,407	41,586

Net income attributable to discontinued operations	$356	$734	$860	$1,393
Preferred stock dividends	—	—	—	—
Income from discontinued operations available to common equity	356	734	860	1,393
Dividends and undistributed earnings allocated to participating securities	(2)	(5)	(6)	(11)
Income from discontinued operations available to common shareholders	354	729	854	1,382

Basic weighted-average shares outstanding	37,128	36,880	37,072	36,807
Stock options and other stock compensation	591	551	597	593
Diluted weighted-average shares outstanding	37,719	37,431	37,669	37,400
Antidilutive stock options	—	188	—	188

Earnings per share attributable to continuing operations:
Basic	$0.59	$0.63	$0.96	$1.13
Diluted	$0.58	$0.62	$0.94	$1.11

Earnings per share attributable to discontinued operations:
Basic	$0.01	$0.02	$0.02	$0.04
Diluted	$0.01	$0.02	$0.02	$0.04
Note 10—Income Taxes
The effective tax rate for the second quarter of 2014 and 2013 was 30.7% and 29.9%, respectively. The rate for the second quarter of 2014 differs from the U.S. federal statutory rate of 35% primarily due to tax benefits of earnings in low tax foreign jurisdictions. The rate for the second quarter of 2013 differs from the U.S. federal statutory rate of 35% primarily due to the one-time benefit from the recognition of the 2012 research and development tax credit as well as tax benefits of earning income in low tax foreign jurisdictions.
The effective tax rate for the six month periods of 2014 and 2013 was 32.9% and 28.7%, respectively. The rate for the six month period of 2014 differs from the U.S. federal statutory rate of 35% primarily due to tax benefits of earning income in low tax foreign jurisdictions. The rate for the six month period of 2013 differs from the U.S. federal statutory rate of 35% primarily due to the one-time benefit from the recognition of the 2012 research and development tax credit as well as tax benefits of earning income in low tax foreign jurisdictions.
At June 30, 2014, we had a gross liability for unrecognized tax benefit of $9.5 million. We have recognized tax benefits associated with these liabilities of $5.1 million at June 30, 2014. The balance of the gross liability reflects a new amount associated with a foreign tax exposure. This amount is offset by an equal deferred tax asset for the foreign tax credits associated with the exposure.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.8 million at June 30, 2014.

Note 11—Stock Plans
The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2018. Management stock-based compensation includes stock options, restricted stock, and performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market value option prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Restricted stock is valued at the market value of the stock on the grant date. Performance stock units with a market condition are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving the specified performance targets over the performance period. We issue Stock Compensation Trust shares or treasury shares for stock option exercises, restricted stock grants, and performance stock unit grants.
Stock compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Stock compensation expense	$1,645	$2,754	$6,810	$7,949
Income tax benefit	603	1,026	2,490	2,948
Stock compensation expense, net of income tax benefit	1,042	1,728	4,320	5,001
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
A summary of stock option activity for the six months ended June 30, 2014 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,695,380	$34.55
Granted	138,519	51.69
Exercised	(121,047)	36.85
Forfeited	(21,085)	38.45
Outstanding at June 30	1,691,767	35.74
Exercisable at June 30	1,218,479	31.86
A summary of restricted stock activity for the six months ended June 30, 2014 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	303,419	$39.79
Granted	82,443	51.87
Vested	(102,582)	34.36
Forfeited	(4,683)	43.26
Unvested at June 30	278,597	45.31

A summary of performance stock unit activity for the six months ended June 30, 2014 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	149,389	$46.32
Granted	46,242	57.42
Performance adjustments	41,428	39.42
Vested	(88,996)	39.11
Unvested at June 30	148,063	52.20
The performance adjustments above relate to the final number of shares issued for the 2011 Management Performance Units, which were 200% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2014.
Note 12—Long-Term Debt

(In thousands)	June 30, 2014	December 31, 2013
Industrial development debt issues payable through 2022, 0.30%	$—	$4,000
2006 Senior Notes payable through 2021, 5.41%	53,334	53,334
2010 Senior Notes payable through 2021, 4.00%	100,000	100,000
Senior revolving credit facility maturing in 2019	135,000	110,000
Total	288,334	267,334
Amounts due within one year	6,667	6,667
Long-term debt	281,667	260,667
The Company completed a legal Reorganization on March 7, 2014. The Company's existing debt agreements, including its senior revolving credit facility and note purchase agreements were revised to reflect the changes in the Company's legal structure.
In connection with the legal Reorganization, the Company amended its unsecured senior revolving credit facility and extended the term of the facility until March 2019. The senior revolving facility provides for borrowings up to $300.0 million, with sub-limits for the issuance of letters of credit, swingline borrowings and foreign currency denominated borrowings; and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing indebtedness. The credit agreement also allows the Company to request increases in the aggregate commitments of the lenders of up to an additional $150.0 million. Loans under the revolving facility will bear interest, at a variable rate based on LIBOR or the federal funds rate, at the Company's option. At June 30, 2014, $162.4 million of the $300.0 million senior revolving credit facility was unused including letters of credit.
The Company also entered into a $175.0 million senior unsecured shelf facility with a bank. Under this agreement, the Company may request the bank to purchase additional senior notes from time to time prior to March 7, 2017. The Company would be required to pay the bank an issuance fee in addition to fees defined in the note purchase agreement upon issuance of additional senior notes.
Effective June 2, 2014, The Company entered into an additional $100.0 million note facility with a bank. Under this agreement, the Company may issue senior notes to the bank from time to time prior to June 2, 2017. The Company would be required to pay fees defined in the master note agreement upon issuance of senior notes.
The revolving credit facility and note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facility and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at June 30, 2014.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2014 totaling $7.1 million, of which $2.6 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at June 30, 2014. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2014, the Company has $2.3 million of restricted cash in support of these arrangements. At June 30, 2014, the Company also has a $4.1 million guarantee relating to voluntary retirement payments for its unionized workers in Germany.
The Company redeemed $4.0 million of Industrial development debt in February 2014.

Note 13—Goodwill and Intangible Assets
Changes in goodwill during the six months ended June 30, 2014 are as follows:

(In thousands)	Goodwill
Balance at January 1	$260,134
Currency translation	(446)
Balance at June 30	259,688
At June 30, 2014, goodwill of $196.5 million, $60.9 million, and $2.3 million related to the North American, European, and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization during the six months ended June 30, 2014 are as follows:

(In thousands)	Intangible Assets
Net balance at January 1	$35,029
Amortization expense	(1,849)
Currency translation	(20)
Net balance at June 30	33,160
Note 14—Pensions and Other Postretirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Three Months Ended June 30,
Service cost	$2,481	$2,785	$156	$172
Interest cost	4,891	4,468	299	263
Expected return on plan assets	(8,251)	(7,725)	—	—
Amortization of prior service cost	21	26	(84)	(106)
Recognized net actuarial losses	2,203	3,327	83	138
Settlement / curtailment loss	57	—	—	—
Net periodic benefit cost	1,402	2,881	454	467

Six Months Ended June 30,
Service cost	$4,962	$5,569	$312	$344
Interest cost	9,782	8,936	598	525
Expected return on plan assets	(16,502)	(15,450)	—	—
Amortization of prior service cost	42	52	(168)	(212)
Recognized net actuarial losses	4,406	6,654	166	276
Settlement / curtailment loss	114	—	—	—
Net periodic benefit cost	2,804	5,761	908	933
We made contributions of $2.3 million to our pension plans during the six months ended June 30, 2014. We expect to make total contributions of approximately $4.5 million to our pension plans in 2014.

Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses. The notional amount of open forward contracts was $70.4 million and $54.1 million, with an unrealized gain on these contracts of $0.2 million and $0.3 million at June 30, 2014 and 2013, respectively.
The following table presents the balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	June 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts: Prepaid expenses and other current assets	$150	$1,308
The following table presents the income statement location and impact of derivative financial instruments:

		Loss Recognized in Income
		Six Months Ended June 30,
(In thousands)	Income Statement Location	2014	2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses, net	$1,203	$135
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
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $153.3 million and $160.0 million at June 30, 2014 and 2013, respectively. The fair value of this debt was $162.7 million and $166.3 million at June 30, 2014 and 2013, respectively. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar instruments as of the respective balance sheet dates. The fair value of this debt was determined using Level 2 inputs as described above.
Note 17—Contingencies
We categorize the product liability losses that we experience into two main categories; single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, we maintain a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. Our reserve for single incident product liability claims was $4.5 million at June 30, 2014 and $4.0 million at December 31, 2013. Single incident product liability expense during the six months ended June 30, 2014 and 2013 was $0.6 million and $0.6 million, respectively. We evaluate our single incident product liability exposures on an ongoing basis and make adjustments to the reserve as new information becomes available.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. We are presently named as a defendant in 2,924 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by us. We are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.
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
A summary of cumulative trauma product liability lawsuit activity follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Open lawsuits, beginning of period	2,840	2,609
New lawsuits	236	489
Settled and dismissed lawsuits	(152)	(258)
Open lawsuits, end of period	2,924	2,840
Nearly half of the open lawsuits at June 30, 2014 have had a de minimus level of activity over the last 5 years. It is possible that these cases could become active again at any point due to changes in circumstances.
With some common contract exclusions, we maintain insurance for cumulative trauma product liability claims. We have purchased insurance policies for the policy years from 1952-1986 from over 20 different insurance carriers that provide coverage for cumulative trauma product liability losses, and in many instances, related defense costs (the "Occurrence-Based Policies"). In the normal course of business, we make payments to settle product liability claims and for related defense costs. We record receivables for the amounts that are covered by insurance. Since December 31, 2013, the insurance receivable increased by $20.4 million as a result of these settlements and defense costs.
The available limits of these policies are many times our recorded insurance receivable balance.
Various factors could affect the timing and amount of recovery of our insurance receivables, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future.
Our insurance receivables at June 30, 2014 totaled $145.2 million, of which $2.0 million is reported in other current assets and $143.2 million in other non-current assets. Our insurance receivables at December 31, 2013 totaled $124.8 million, all of which is reported in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Balance beginning of period	$124.8	$130.0
Additions	22.4	34.0
Collections and settlements	(2.0)	(39.2)
Balance end of period	145.2	124.8
Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the six months ended June 30, 2014 and 2013 were $2.2 million and $0.9 million, respectively. Collections primarily represent agreements with insurance companies to pay amounts due that are applicable to cumulative trauma claims. In cases where the payment stream covers multiple years, the present value of the payments is recorded as a note receivable (current and long term) in the balance sheet within prepaid expenses and other current assets and other noncurrent assets.
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

We have resolved our claims against certain of our insurance carriers on some of their policies, including the Occurrence-Based Policies through negotiated settlements. When a settlement is reached, we dismiss the settling carrier from relevant above noted lawsuit(s). Assuming satisfactory resolution, once disputes are resolved with each of the remaining carriers responsible for the Occurrence-Based Policies, the Company anticipates having commitments to provide future payment streams which should be sufficient to satisfy its current receivables due from insurance carriers. In addition, we likely will retain some coverage through coverage-in-place agreements, although that coverage may not be immediately accessible. When these insurance coverage matters are fully resolved, the Company (and its coverage-in-place carriers, where applicable) will be responsible for expenses related to cumulative trauma product liability claims.
Note 18—Assets Held for Sale and Discontinued Operations
Assets Held for Sale - In September 2013, we entered into an agreement to sell the detector tube assets. The transaction closed in January, 2014. In addition to the asset sale agreement, we entered into transitional manufacturing and sales agreements with the buyer. Under the terms of the transitional agreements, we will continue to manufacture and sell detector tubes on behalf of the buyer until mid-2014. The gain on the transaction of approximately $2.6 million will be recognized in 2014, at the conclusion of the transitional manufacturing period.
Certain assets related to detector tube manufacturing are classified as held for sale at June 30, 2014. These assets are reported in the following balance sheet lines:

(In millions)	June 30, 2014
Inventory, net of reserve	$1.8
Property, net of depreciation	0.2
Total assets	2.0
Discontinued Operations - The Company is actively negotiating the sale of substantially all of the assets and liabilities of its South African personal protective equipment distribution business and its Zambian operations. Management has deemed it probable that the sale of these assets and liabilities will close within the next twelve months. The operations of this business qualify as a component of an entity under FASB ASC 205-20 "Presentation of Financial Statements - Discontinued Operations", and thus the operations have been reclassified as discontinued operations and prior periods have been reclassified to conform to this presentation. Management does not believe the assets associated with the South African distribution business or the Zambian operations are impaired at June 30, 2014.
Summarized financial information for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Discontinued Operations
Net sales	$10,589	$13,836	$20,649	$27,189
Other income, net	15	33	28	51
Cost and expenses:
Cost of products sold	8,455	10,621	16,151	20,895
Selling, general and administrative	1,605	1,921	3,159	3,901
Currency exchange gains, net	(62)	(68)	(69)	(200)
Income from discontinued operations before income taxes	606	1,395	1,436	2,644
Provision for income taxes	153	443	369	840
Income from discontinued operations, net of tax	453	952	1,067	1,804

Certain balance sheet items are related to the Company's South African personal protective equipment distribution business and its Zambian operations are reported as discontinued operations. These items are reported in the following balance sheet lines:

(In thousands)	June 30, 2014	December 31, 2013
Discontinued Operations assets and liabilities
Cash and cash equivalents	$1,029	$2,980
Trade receivables, less allowance for doubtful accounts	7,832	7,452
Inventories	11,636	11,359
Net property	299	317
Other assets	943	1,326
Total assets	21,739	23,434
Accounts payable	3,287	5,447
Accrued and other liabilities	1,416	930
Total liabilities	4,703	6,377
Net assets	17,036	17,057
The following summary provides financial information for discontinued operations related to net loss (income) related to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net loss (income) attributable to noncontrolling interests
Loss (income) from continuing operations	$90	$(124)	$309	$(40)
(Income) from discontinued operations	(97)	(218)	(207)	(411)
Net (income) loss	(7)	(342)	102	(451)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Net sales. Net sales for the three months ended June 30, 2014 were $282.5 million, a decrease of $3.4 million, or 1%, compared with $285.9 million for the three months ended June 30, 2013. The unfavorable translation effects of weakened foreign currencies decreased sales, when stated in U.S. dollars, by $1.4 million. Excluding the effects of weakening currencies, sales decreased $2.0 million.

Net Sales	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2014	2013
North America	$138,782	$142,684	$(3,902)	(3)%
Europe	78,883	67,997	10,886	16%
International	64,828	75,178	(10,350)	(14)%
Total	282,493	285,859	(3,366)	(1)%
Net sales for the North American segment were $138.8 million in the second quarter of 2014, a decrease of $3.9 million, or (3%), compared to $142.7 million in the second quarter of 2013. Continued growth in industrial markets was evidenced by increased shipments of head protection and portable instruments, up $1.6 million and $1.3 million, respectively. These increases were offset by a decline in shipments of breathing apparatus, fixed gas and flame detection, and fall protection, down $4.4 million, $2.0 million, and $0.4 million, respectively. The new G1 Self Contained Breathing Apparatus, ("SCBA"), an entirely redesigned SCBA platform, is expected to be certified within a time period that will allow us to begin shipping G1 units in the fourth quarter. The Company currently has 14 patents pending for this product.
Net sales for the European segment were $78.9 million for the second quarter of 2014, an increase of $10.9 million, or 16%, compared to $68.0 million for the second quarter of 2013. Local currency sales in Europe increased $7.7 million over prior year sales in the same period, driven by increased ballistic helmet shipments in Western Europe which were up $3.6 million. Fixed gas and flame detection sales to the Middle East were up $1.5 million over the same period last year. Fire helmet shipments were up $1.1 million in the quarter on new product sales and there were also small increases across other core products as well. The favorable translation effects of a stronger euro in the current quarter increased European segment sales, when stated in U.S. dollars, by $3.2 million.
Net sales for the International segment were $64.8 million in the second quarter of 2014, a decrease of $10.4 million, or 14%, compared to $75.2 million for the second quarter of 2013. Local currency sales in the International segment decreased $6.1 million for the quarter on a lower level of fixed gas and flame detection business in Asia and Latin America, lower SCBA shipments in Asia, and decreased gas mask sales, down $4.2 million, $2.2 million, and $0.6 million, respectively. These decreases were partially offset by increased fall protection, disposable respirator, and portable instrument shipments, up $0.4 million, $0.4 million, and $0.2 million, respectively. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $4.3 million, primarily related to a weaker Argentine Peso, Brazilian real, Chilean Peso, Australian dollar, and South African rand.
Gross profit. Gross profit for both the second quarter of 2014 and 2013 was $129.7 million. The ratio of gross profit to net sales was 45.9% in the second quarter of 2014 compared to 45.4% in the same quarter last year. The higher gross profit ratio during the current quarter was primarily related to an improved sales and order mix, particularly in the European segment, improved pricing and cost management within the Company's core products.
Selling, general and administrative expenses. Selling, general and administrative expenses were $82.8 million during the second quarter of 2014, an increase of $3.7 million, or 5%, compared to $79.1 million in the second quarter of 2013. Selling, general and administrative expenses were 29.3% of net sales in the second quarter of 2014, compared to 27.7% of net sales in the second quarter of 2013. Local currency selling, general and administrative expenses were $4.0 million higher in the current quarter, reflecting costs related to corporate strategic initiatives and the Company's Europe 2.0 Program. Increased legal expense as well as costs associated with new product launches also contributed to higher expense in the second quarter of 2014. These increases were partially offset by a decline in post-retirement expense related to the Company's overfunded domestic pension plan and lower stock compensation expense. Currency translation effects decreased current quarter selling, general and administrative expenses, when stated in U.S. dollars, by $0.3 million, primarily related to the weakening of Latin American currencies and Australian dollar, partially offset by the strengthening of the euro.

Research and development expense. Research and development expense was $11.9 million during the second quarter of 2014, an increase of $0.5 million, or 4%, compared to $11.4 million during the second quarter of 2013. The increase reflects general cost increases and our ongoing focus on developing innovative new core products.
Restructuring and other charges. During the three months ended June 30, 2014, we recorded restructuring charges of $0.9 million ($0.6 million after tax). International segment charges of $0.9 million were related to severance costs for staff reductions associated with ongoing initiatives to reduce our footprint in South Africa and Australia.
During the second quarter of 2013, we recorded charges of $2.4 million ($1.7 million after tax). European segment charges of $1.1 million primarily related to staff reductions in Germany and Spain. International segment charges of $1.3 million were related to staff reductions in Australia.
Currency exchange. Currency exchange gains were $0.3 million in the second quarter of 2014, compared to losses of $1.1 million in the second quarter of 2013. Currency exchange gains in the current quarter were mostly unrealized and primarily related to the strengthening of currencies on unsettled inter-company balances. Currency exchange losses in the second quarter of 2013 were mostly unrealized related primarily to the effect of the strengthening U.S. dollar on unsettled inter-company balances.
Income taxes. The effective tax rate for the second quarter of 2014 was 30.7% compared to 29.9% for the same quarter last year. The increased effective tax rate in 2014 is primarily due to the lapse of the U.S. research and development (R&D) tax credit at the end of 2013. The R&D tax credit has not been extended for 2014 as of the end of the second quarter, therefore no R&D tax benefits have been recognized.
Net income attributable to MSA Safety Incorporated. Net income from continuing operations was $22.1 million for the second quarter of 2014, or $0.59 per basic share, a decrease of $1.2 million, or 5%, compared to $23.3 million, or $0.63 per basic share, for the same quarter last year.
North American segment net income for the second quarter of 2014 was $19.2 million, an increase of $2.2 million, or 13%, compared to $17.0 million in the second quarter of 2013. Strong gross margin and lower operating costs offset lower sales revenue in the second quarter of 2014.
European segment net income for the second quarter of 2014 was $6.2 million, an increase of $3.0 million, or 94%, compared to net income of $3.2 million during the second quarter of 2013. Local currency net income in Europe increased $2.7 million in the current quarter. An increase in sales and lower restructuring charges drove growth in the European segment, partially offset by higher selling, general, and administrative expenses and a higher effective tax rate. Currency translation effects increased current quarter European segment net income, when stated in U.S. dollars, by $0.3 million.
International segment net income for the second quarter of 2014 was $2.5 million, a decrease of $5.3 million, or 68%, compared to $7.8 million in the prior year quarter. Local currency net income in the International segment decreased $4.9 million in the current quarter, reflecting a lower level of sales, and higher research and development expense. Currency translation effects decreased current quarter International segment net income, when stated in U.S. dollars, by $0.4 million, reflecting a weakening in Latin American currencies.
The net loss reported in reconciling items for the second quarter of 2014 was $5.8 million compared to a net loss of $4.7 million in the second quarter of 2013. The higher loss during the three months ended June 30, 2014 reflects higher corporate development costs related to strategic initiatives, partially offset by lower currency exchange losses and interest expense.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net sales. Net sales for the six months ended June 30, 2014 were $547.5 million, a decrease of $8.2 million, or 1%, compared with $555.7 million for the six months ended June 30, 2013. The unfavorable translation effects of weaker foreign currencies decreased sales, when stated in U.S. dollars, by $6.5 million. Excluding the effects of weakening currencies, sales decreased $1.7 million.

Net Sales	Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2014	2013
North America	$268,303	$271,620	$(3,317)	(1)%
Europe	153,821	141,120	12,701	9%
International	125,414	143,005	(17,591)	(12)%
Total	547,538	555,745	(8,207)	(1)%
Net sales by the North American segment were $268.3 million for the six months ended June 30, 2014, a decrease of $3.3 million compared to $271.6 million for the same period in 2013. Industrial market growth was evidenced by increased shipments of portable instruments and head protection, up $5.8 million and $3.9 million, respectively. These increases were offset by a decline in shipments of breathing apparatus, fixed gas and flame detection, and fall protection, down $10.3 million, $1.4 million and $1.4 million, respectively.
Net sales for the European segment were $153.8 million for the six months ended June 30, 2014, an increase of $12.7 million, or 9%, compared to $141.1 million for the same period in 2013. Local currency sales in Europe increased $7.4 million on strength in ballistic and fire helmet shipments in Western Europe, fixed gas and flame detection products in the Middle East, and respirator sales to industrial markets, up $6.7 million, $3.8 million, and $1.5 million, respectively. The favorable translation effects of a stronger euro in the current quarter increased European segment sales, when stated in U.S. dollars, by $5.3 million. These increases were partially offset by a lower level of SCBA and portable gas detection sales, down $1.6 million and $1.3 million, respectively and small decreases across other non core products.
Net sales for the International segment were $125.4 million for the six months ended June 30, 2014, a decrease of $17.6 million, or 12%, compared to $143.0 million for the same period in 2013. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $11.2 million, related to a weaker Brazilian real, Australian dollar, South African rand, Argentine peso, and Chilean peso. Local currency sales in the International segment decreased $6.4 million for the period. Fixed gas and flame detection and breathing apparatus revenue were down $5.4 million and $2.4 million, respectively. This decrease was offset by increased portable gas detection shipments of $1.4 million.
Gross profit. Gross profit for the six months ended June 30, 2014 was $251.5 million, which was $0.1 million higher than gross profit of $251.4 million for the same period in 2013. The ratio of gross profit to net sales was 45.9% in the six months ended June 30, 2014 compared to 45.2% in the same period last year. The higher gross profit ratio during the current period relates to an improved sales and order mix coupled with cost management.
Selling, general and administrative expenses. Selling, general and administrative expenses were $168.1 million for the six months ended June 30, 2014, an increase of $7.4 million, or 5%, compared to $160.7 million for the same period in 2013. Selling, general and administrative expenses were 30.7% of net sales for the six months ended June 30, 2014, compared to 28.9% of net sales in the same period in 2013. Local currency selling, general and administrative expenses were $9.1 million higher than the same period in 2013, reflecting higher spending on corporate strategic initiatives, increased legal expense, and increased marketing costs associated with new product releases and the Company's focus on improving the customer experience. A decline in post-retirement expense related to the Company's overfunded domestic pension plan and a favorable effect from weakening foreign currencies for the six months ended June 30, 2014 partially offset these increases. Currency translation effects decreased current quarter selling, general and administrative expenses, when stated in U.S. dollars, by $1.7 million, primarily related to the weakening of Latin American currencies and partially offset by the strengthening of the euro.
Research and development expense. Research and development expense was $23.2 million for the six months ended June 30, 2014, an increase of $1.2 million, or 5%, compared to $22.0 million for the same period in 2013. The increase reflects general cost increases and our ongoing focus on developing innovative new core products.
Restructuring and other charges. During the six months ended June 30, 2014, we recorded restructuring charges of $2.8 million ($1.8 million after tax). European segment charges of $1.5 million related primarily to severance from staff reductions in Germany and Italy and reorganization costs in Germany. International segment charges of $1.3 million were related to severance costs for staff reductions associated with ongoing initiatives to reduce our footprint in South Africa and Australia.
During the three and six months ended June 30, 2013, we recorded charges of $2.4 million ($1.7 million after tax). European segment charges of $1.1 million primarily related to staff reductions in Germany and Spain. International segment charges of $1.3 million were related to staff reductions in Australia.

Currency exchange. Currency exchange losses were insignificant for the six months ended June 30, 2014, compared to losses of $2.3 million for the same period of 2013. Currency exchange losses in 2013 were mostly unrealized and related primarily to the effect of the strengthening of the US dollar on unsettled inter-company balances.
Income taxes. The effective tax rate for the six months ended June 30, 2014 was 32.9% compared to 28.7% for the same period last year. The increased effective tax rate in 2014 is primarily due to the lapse of the U.S. research and development (R&D) tax credit at the end of 2013. During the six months ended June 30, 2013, the Company recognized R&D benefits associated with the full year 2012 as well as a partial amount associated with 2013. The R&D tax credit has not been extended for 2014 as of the end of the second quarter, therefore no R&D tax benefits have been recognized.
Net income attributable to MSA Safety Incorporated. Net income from continuing operations was $35.7 million for the six months ended June 30, 2014, or $0.96 per basic share, a decrease of $6.2 million, or 15%, compared to $41.9 million, or $1.13 per basic share, for the same period last year.
North American segment net income for the six months ended June 30, 2014 was $31.7 million, an increase of $2.1 million, or 7%, compared to $29.6 million for the same period in 2013 on improved profitability associated with core products and lower research and development expense.
European segment net income for the six months ended June 30, 2014 was $10.3 million, an increase of $1.7 million, or 20%, compared to net income of $8.6 million for the same period in 2013. Local currency net income in Europe increased $0.4 million in the current period. Higher sales revenue drove growth, partially offset by higher selling, general, and administrative expenses and restructuring costs. Currency translation effects increased European segment net income, when stated in U.S. dollars, by $1.3 million.
International segment net income for the six months ended June 30, 2014 was $6.4 million, a decrease of $9.2 million, or 59%, compared to $15.6 million for the same period in 2013. Local currency net income in the International segment decreased $7.5 million for the six months ended June 30, 2014, reflecting higher research and development expense and increased selling, general, and administrative expense. Currency translation effects decreased International segment net income, when stated in U.S. dollars, by $1.7 million, reflecting weakened Latin American currencies, the Australian dollar, and the South African rand.
The net loss reported in reconciling items for the six months ended June 30, 2014 was $12.7 million compared to a net loss of $11.9 million in the same period of 2013. The higher loss during the six months ended June 30, 2014 reflects higher SG&A expense related to corporate strategic initiatives partially offset by lower interest expense and lower currency exchange losses.
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
At June 30, 2014, we had cash and cash equivalents totaling $96.2 million, of which $85.8 million was held by our foreign subsidiaries. Cash and cash equivalents are held by our foreign subsidiaries whose earnings are considered indefinitely reinvested at June 30, 2014. These funds could be subject to additional income taxes if repatriated. It is not practicable to determine the potential income tax liability that we would incur if these funds were repatriated to the U.S. because the time and manner of repatriation is uncertain. We believe that domestic cash and cash equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period’s foreign earnings, and availability of our domestic line of credit continue to be sufficient to fund our domestic liquidity requirements.
Cash and cash equivalents decreased $0.1 million during the six months ended June 30, 2014, compared to decreasing $0.3 million during the same period in 2013.

Operating activities. Operating activities provided cash of $15.3 million during the six months ended June 30, 2014, compared to providing $21.8 million during the same period in 2013. Lower operating cash flow in 2014 is primarily related to lower net income and unfavorable changes in working capital. Insurance receivables related to cumulative trauma product liability losses were $145.2 million at June 30, 2014 compared to $124.8 million at December 31, 2013. The increase relates to insured cumulative trauma product liability losses and related defense costs. Trade receivables were $209.1 million at June 30, 2014, compared to $200.4 million at December 31, 2013, reflecting a local currency increase of $8.8 million. Inventories were $151.8 million at June 30, 2014, compared to $136.9 million at December 31, 2013, reflecting a local currency inventory increase of $15.0 million. Accounts payable were $70.4 million at June 30, 2014, compared to $66.9 million at December 31, 2013. Local currency accounts payable increased $3.6 million, primarily in North America and Europe, reflecting our ongoing initiative to improve working capital cash flow.
Investing activities. Investing activities used cash of $14.5 million during the six months ended June 30, 2014, compared to using $16.9 million in the same period last year, primarily for capital expenditures.
Financing activities. Financing activities used cash of $0.2 million during the six months ended June 30, 2014, compared to using $2.0 million during the same period in 2013. The change was primarily related to lower stock repurchases and a more favorable tax benefit related to the Company's stock plans, partially offset by fewer stock exercises. During the six months ended June 30, 2014, we had net borrowings of $20.2 million, primarily from our long-term line of credit. This compared to net borrowings of $21.2 million in the same period in 2013. We paid cash dividends of $22.5 million in the first six months of 2014 compared to $21.5 million in the same period last year.
The Company's existing debt agreements, including its senior revolving credit facility and note purchase agreements were amended to reflect the changes in the Company's legal structure in March 2014. During this process, we were able to successfully renegotiate a number of our existing credit facilities to provide the Company with access to additional capital, including an additional shelf facility, at historically low interest rates. In June 2014 the Company entered into an additional note facility. Considering these recent changes and our outstanding debt, the Company currently has access to approximately $587 million of capital at June 30, 2014. Refer to Note 12 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at June 30, 2014 resulted in a translation loss of $0.8 million being charged to the cumulative translation adjustments shareholders' equity account during the six months ended June 30, 2014, compared to a loss of $12.3 million during the same period in 2013. The translation loss during the first half of 2014 was primarily related to the strengthening of the U.S. dollar against the Argentine peso, Chilean peso and Chinese yuan. The translation loss during the first half of 2013 was primarily related to the strengthening of the U.S. dollar against many currencies, including the euro, South African rand, Australian dollar and Brazilian real.
COMMITMENTS AND CONTINGENCIES
We made contributions of $2.3 million to our pension plans during the three months ended June 30, 2014. We expect to make total contributions of approximately $4.5 million to our pension plans in 2014.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2014 totaling $7.1 million, of which $2.6 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at June 30, 2014. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2014, the Company has $2.3 million of restricted cash in support of these arrangements. At June 30, 2014, the Company also has a $4.1 million guarantee relating to voluntary retirement payments for its unionized workers in Germany.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the six months ended June 30, 2014 by approximately $27.6 million and $1.3 million, respectively.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2014, we had open foreign currency forward contracts with a U.S. dollar notional value of $70.4 million. A hypothetical 10% increase in June 30, 2014, forward exchange rates would result in a $7.0 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments, these financial instruments are reported at carrying values that approximate fair values.
At June 30, 2014, we had $146.7 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.5 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2014	671	$54.56	—	923,227
May 1 – May 31, 2014	317	53.84	—	890,966
June 1 – June 30, 2014	173	54.66	—	847,255
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

MSA SAFETY INCORPORATED

July 24, 2014	/s/ Stacy P. McMahan
Stacy P. McMahan
Senior Vice President of Finance and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer