Form 10-Q
period 2014-09-30
MSA Safety Inc
filed 2014-10-23
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 20, 2014, 37,439,243 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net sales	$275,159	$264,884	$822,697	$820,629
Other income, net	585	638	986	1,015
	275,744	265,522	823,683	821,644
Costs and expenses
Cost of products sold	151,436	149,458	447,489	453,835
Selling, general and administrative	77,301	71,390	245,377	232,097
Research and development	13,420	12,298	36,604	34,280
Restructuring and other charges (Note 4)	3,640	1,515	6,397	3,942
Interest expense	2,493	2,741	7,617	8,151
Currency exchange losses, net	315	1,836	358	4,148
	248,605	239,238	743,842	736,453
Income from continuing operations before income taxes	27,139	26,284	79,841	85,191
Provision for income taxes (Note 10)	8,699	7,750	26,056	24,675

Income from continuing operations	18,440	18,534	53,785	60,516
Income from discontinued operations (Note 18)	765	643	1,832	2,447
Net income	19,205	19,177	55,617	62,963

Net loss (income) attributable to noncontrolling interests	100	324	202	(127)

Net income attributable to MSA Safety Incorporated	19,305	19,501	55,819	62,836

Amounts attributable to MSA Safety Incorporated common shareholders:
Income from continuing operations	18,674	18,987	54,328	60,929
Income from discontinued operations (Note 18)	631	514	1,491	1,907
Net income	19,305	19,501	55,819	62,836

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic
Income from continuing operations	$0.50	$0.51	$1.45	$1.64
Income from discontinued operations (Note 18)	$0.02	$0.01	$0.04	$0.05
Net income	$0.52	$0.52	$1.49	$1.69
Diluted
Income from continuing operations	$0.49	$0.51	$1.43	$1.61
Income from discontinued operations (Note 18)	$0.02	$0.01	$0.04	$0.05
Net income	$0.51	$0.52	$1.47	$1.66
Dividends per common share	$0.31	$0.30	$0.92	$0.88
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$19,205	$19,177	$55,617	$62,963
Foreign currency translation adjustments	(20,563)	6,158	(21,467)	(7,068)
Pension and post-retirement plan adjustments, net of tax	1,418	2,107	5,718	6,321
Total other comprehensive (loss) income, net of tax	(19,145)	8,265	(15,749)	(747)
Comprehensive income	60	27,442	39,868	62,216
Comprehensive loss attributable to noncontrolling interests	380	320	624	790
Comprehensive income attributable to MSA Safety Incorporated	440	27,762	40,492	63,006
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands, except share amounts)	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$97,355	$96,265
Trade receivables, less allowance for doubtful accounts of $7,314 and $7,306	200,634	200,364
Inventories (Note 3)	145,217	136,837
Deferred tax assets (Note 10)	20,136	22,458
Prepaid income taxes	9,580	9,181
Prepaid expenses and other current assets	28,394	35,861
Total current assets	501,316	500,966

Property, plant and equipment (Note 5)	152,377	152,755
Prepaid pension cost	130,414	121,054
Deferred tax assets (Note 10)	16,523	14,996
Goodwill (Note 13)	255,049	260,134
Intangible assets (Note 13)	31,909	35,029
Other noncurrent assets	172,717	149,336
Total assets	1,260,305	1,234,270

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$6,671	$7,500
Accounts payable	67,253	66,902
Employees’ compensation	42,520	38,164
Insurance and product liability	14,339	14,251
Tax liabilities (Note 10)	4,582	3,662
Other current liabilities	58,965	61,085
Total current liabilities	194,330	191,564

Long-term debt (Note 12)	270,667	260,667
Pensions and other employee benefits	146,344	152,084
Deferred tax liabilities (Note 10)	48,365	49,621
Other noncurrent liabilities	10,941	7,987
Total liabilities	670,647	661,923
Commitments and contingencies (Note 17)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	3,569	3,569
Common stock, no par value (Note 7)	146,808	132,055
Stock compensation trust (Note 7)	—	(1,585)
Treasury shares, at cost (Note 7)	(286,461)	(281,524)
Accumulated other comprehensive loss	(93,596)	(78,269)
Retained earnings	813,982	792,206
Total MSA Safety Incorporated shareholders' equity	584,302	566,452
Noncontrolling interests	5,356	5,895
Total shareholders’ equity	589,658	572,347
Total liabilities and shareholders’ equity	1,260,305	1,234,270
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2014	2013
Operating Activities
Net income	$55,617	$62,963
Depreciation and amortization	22,311	23,392
Pensions (Note 14)	4,206	8,639
Net gain from investing activities—disposal of assets	—	(505)
Stock-based compensation (Note 11)	7,887	9,147
Deferred income tax benefit (Note 10)	(1,121)	(802)
Other noncurrent assets and liabilities	(27,853)	(23,881)
Currency exchange losses, net	295	3,845
Excess tax benefit related to stock plans	(2,436)	(1,490)
Other, net	(2,262)	1,689
Operating cash flow before changes in certain working capital items	56,644	82,997
(Increase) in trade receivables	(7,263)	(6,855)
(Increase) in inventories (Note 3)	(16,192)	(12,321)
Increase in accounts payable and accrued liabilities	11,777	9,061
Decrease (increase) in income taxes receivable, prepaid expenses and other current assets	5,836	(8,176)
(Increase) in certain working capital items	(5,842)	(18,291)
Cash Flow From Operating Activities	50,802	64,706
Investing Activities
Capital expenditures	(24,233)	(26,214)
Property disposals and other investing	—	1,333
Cash Flow From Investing Activities	(24,233)	(24,881)
Financing Activities
(Payments on) proceeds from short-term debt, net (Note 12)	(829)	284
Proceeds from long-term debt (Note 12)	356,000	233,100
(Payments on) long-term debt (Note 12)	(346,000)	(223,100)
Restricted cash	499	—
Cash dividends paid	(34,043)	(32,694)
Distributions to noncontrolling interests	—	(556)
Company stock purchases	(5,396)	(11,253)
Exercise of stock options	6,474	9,138
Excess tax benefit related to stock plans	2,436	1,490
Cash Flow From Financing Activities	(20,859)	(23,591)
Effect of exchange rate changes on cash and cash equivalents	(4,620)	(2,942)
Increase in cash and cash equivalents	1,090	13,292
Beginning cash and cash equivalents	96,265	82,718
Ending cash and cash equivalents	97,355	96,010
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances June 30, 2013	$769,755	$(135,163)
Net income	19,177	—
Foreign currency translation adjustments	—	6,158
Pension and post-retirement plan adjustments net of tax of $1,275	—	2,107
Loss (income) attributable to noncontrolling interests	324	(4)
Common dividends	(11,151)	—
Preferred dividends	(10)	—
Balances September 30, 2013	778,095	(126,902)

Balances June 30, 2014	806,219	(74,731)
Net income	19,205	—
Foreign currency translation adjustments	—	(20,563)
Pension and post-retirement plan adjustments, net of tax of $805	—	1,418
Loss attributable to noncontrolling interests	100	280
Common dividends	(11,532)	—
Preferred dividends	(10)	—
Balances September 30, 2014	813,982	(93,596)

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2012	$747,953	$(127,072)
Net income	62,963	—
Foreign currency translation adjustments	—	(7,068)
Pension and post-retirement plan adjustments net of tax of $3,831	—	6,321
(Income) loss attributable to noncontrolling interests	(127)	917
Common dividends	(32,664)	—
Preferred dividends	(30)	—
Balances September 30, 2013	778,095	(126,902)

Balances December 31, 2013	792,206	(78,269)
Net income	55,617	—
Foreign currency translation adjustments	—	(21,467)
Pension and post-retirement plan adjustments, net of tax $3,239	—	5,718
Loss attributable to noncontrolling interests	202	422
Common dividends	(34,013)	—
Preferred dividends	(30)	—
Balances September 30, 2014	813,982	(93,596)
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. This ASU clarifies management's responsibility to evaluate whether there is a substantial doubt about the entity's ability to continue as a going concern and provides guidance for related footnote disclosures. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
Note 3—Inventories

(In thousands)	September 30, 2014	December 31, 2013
Finished products	$78,650	$74,466
Work in process	10,798	8,108
Raw materials and supplies	55,769	54,263
Total inventories	145,217	136,837

Note 4—Restructuring and Other Charges
During the three and nine months ended September 30, 2014, we recorded restructuring charges of $3.6 million ($2.5 million after tax) and $6.4 million ($4.3 million after tax), respectively. European segment charges of $3.0 million for the three months ended September 30, 2014 were related to severance costs for workforce reductions in Germany, Italy, and Spain and continued steps to execute our Europe 2.0 initiative. International segment charges of $0.6 million for the three months ended September 30, 2014 were related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Australia and South Africa.
European segment charges for the nine months ended September 30, 2014 of $4.5 million related primarily to severance from staff reductions in Germany, Italy, and Spain and reorganization costs in Germany. International segment charges for the nine months ended September 30, 2014 of $1.9 million were related to severance from staff reductions in South Africa, Australia and Brazil.
During the three and nine months ended September 30, 2013, we recorded charges of $1.5 million ($1.1 million after tax) and $3.9 million ($2.8 million after tax), respectively. European segment charges of $1.1 million for the three months ended September 30, 2013 primarily related to staff reductions in Germany and the Netherlands. International segment charges of $0.4 million were related to staff reductions in South Africa and Australia.
European segment charges for the nine months ended September 30, 2013 of $2.2 million primarily related to staff reductions in Germany and the Netherlands. International segment charges for the nine months ended September 30, 2013 of $1.7 million were related to staff reductions in Australia.
Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	North America	Europe	International	Total
Reserve balances at December 31, 2012	$0.3	$2.5	$0.2	$3.0
Cash payments	(0.3)	(3.8)	(2.5)	(6.6)
Restructuring charges	—	3.0	2.3	5.3
Reserve balances at December 31, 2013	$—	$1.7	$—	$1.7
Cash payments	—	(1.7)	(1.6)	(3.3)
Restructuring charges	—	4.5	1.9	6.4
Reserve balances at September 30, 2014	$—	$4.5	$0.3	$4.8
Note 5—Property, Plant and Equipment

(In thousands)	September 30, 2014	December 31, 2013
Land	$3,634	$3,835
Buildings	110,412	110,534
Machinery and equipment	355,999	349,667
Construction in progress	19,707	16,364
Total	489,752	480,400
Less accumulated depreciation	(337,375)	(327,645)
Net property	152,377	152,755

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
The changes in Accumulated Other Comprehensive Loss by component were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Pension and other postretirement benefits
Balance at beginning of period	$(72,780)	$(127,817)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(63)	(80)	—	—
Recognized net actuarial losses	2,286	3,462	—	—
Tax benefit	(805)	(1,275)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	1,418	2,107	—	—
Balance at end of period	$(71,362)	$(125,710)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(1,951)	$(7,346)	$(1,744)	$(1,390)
Foreign currency translation adjustments	(20,283)	6,154	(280)	4
Balance at end of period	$(22,234)	$(1,192)	$(2,024)	$(1,386)

	MSA Safety Incorporated		Noncontrolling Interests
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pension and other postretirement benefits
Balance at beginning of period	$(77,080)	$(132,031)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(189)	(240)	—	—
Recognized net actuarial losses	9,146	10,392	—	—
Tax benefit	(3,239)	(3,831)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	5,718	6,321	—	—
Balance at end of period	$(71,362)	$(125,710)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(1,189)	$4,959	$(1,602)	$(469)
Foreign currency translation adjustments	(21,045)	(6,151)	(422)	(917)
Balance at end of period	$(22,234)	$(1,192)	$(2,024)	$(1,386)
The reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 14—Pensions and Other Post-Retirement Benefits).
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,373 shares issued and 52,878 shares held in treasury at September 30, 2014. There were no treasury purchases of preferred stock during the quarter or nine months ended September 30, 2014. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of September 30, 2014.

Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 37,439,243 and 37,202,099 shares outstanding at September 30, 2014 and December 31, 2013, respectively.
Stock Compensation Trust - The MSA Safety Incorporated Stock Compensation Trust was established to provide shares for certain benefit plans, including the management equity incentive plan. Shares held by the Stock Compensation Trust and the corresponding cost of those shares, were reported as a reduction of common shares issued. Differences between the cost of the shares held by the Stock Compensation Trust and the market value of shares released for stock-related benefits were reflected in common stock issued. The Stock Compensation Trust was depleted at September 30, 2014 and the Company now issues common stock from Treasury Shares. There were 303,668 Stock Compensation Trust shares available at December 31, 2013.
Treasury Shares - In November 2005, the Board of Directors authorized the purchase of up to $100.0 million of MSA common stock either through private transactions or open market transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We do not have any other share purchase programs. There were 24,642,148 and 24,575,624 Treasury Shares at September 30, 2014 and December 31, 2013, respectively.
The Company began issuing Treasury Shares for all Board of Director share based benefit plans in April, 2014. The Company subsequently began issuing Treasury Shares for all share based benefit plans when the stock compensation trust was depleted in September 2014. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 39,711 Treasury Shares issued for these purposes during the nine months ended September 30, 2014.
Note 8—Segment Information
We are organized into nine geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International.
The Company's sales are allocated to each country based primarily on the destination of the end-customer. Effective January 1, 2014, the General Monitors business has been fully integrated into MSA. As such, sales made by General Monitors companies now follow a similar allocation methodology by which sales are allocated to each country based on the destination of the end-customer and based on the value added to that order. In prior years, sales made by General Monitors companies were reported as domestic sales based on the country from which the product was shipped. The 2013 results presented below have been restated to reflect this change in allocation methodology.
Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended September 30, 2014
Sales to external customers	$131,844	$75,785	$67,530	$—	$275,159
Intercompany sales	28,654	24,424	4,050	(57,128)	—
Net income:
Continuing operations	18,018	2,587	2,821	(4,752)	18,674
Discontinued operations	—	—	631	—	631
Nine Months Ended September 30, 2014
Sales to external customers	$400,147	$229,606	$192,944	$—	$822,697
Intercompany sales	87,247	81,520	12,688	(181,455)	—
Net income:
Continuing operations	49,658	13,027	9,040	(17,397)	54,328
Discontinued operations	—	—	1,491	—	1,491

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
Three Months Ended September 30, 2013
Sales to external customers	$130,919	$66,360	$67,605	$—	$264,884
Intercompany sales	30,696	23,566	6,581	(60,843)	—
Net income:
Continuing operations	17,001	3,141	5,004	(6,159)	18,987
Discontinued operations	—	—	514		514
Nine Months Ended September 30, 2013
Sales to external customers	$402,539	$207,480	$210,610	$—	$820,629
Intercompany sales	91,037	71,235	17,497	(179,769)	—
Net income:
Continuing operations	46,638	11,734	20,570	(18,013)	60,929
Discontinued operations	—	—	1,907	—	1,907
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income attributable to continuing operations	$18,674	$18,987	$54,328	$60,929
Preferred stock dividends	(10)	(10)	(30)	(30)
Income from continuing operations available to common equity	18,664	18,977	54,298	60,899
Dividends and undistributed earnings allocated to participating securities	(115)	(134)	(342)	(471)
Income from continuing operations available to common shareholders	18,549	18,843	53,956	60,428

Net income attributable to discontinued operations	$631	$514	$1,491	$1,907
Preferred stock dividends	—	—	—	—
Income from discontinued operations available to common equity	631	514	1,491	1,907
Dividends and undistributed earnings allocated to participating securities	(4)	(4)	(9)	(15)
Income from discontinued operations available to common shareholders	627	510	1,482	1,892

Basic weighted-average shares outstanding	37,187	36,915	37,111	36,845
Stock options and other stock compensation	597	592	597	593
Diluted weighted-average shares outstanding	37,784	37,507	37,708	37,438
Antidilutive stock options	—	—	—	—

Earnings per share attributable to continuing operations:
Basic	$0.50	$0.51	$1.45	$1.64
Diluted	$0.49	$0.51	$1.43	$1.61

Earnings per share attributable to discontinued operations:
Basic	$0.02	$0.01	$0.04	$0.05
Diluted	$0.02	$0.01	$0.04	$0.05

Note 10—Income Taxes
The effective tax rate for the third quarter of 2014 and 2013 was 32.1% and 29.5%, respectively. The rate for the third quarter of 2014 differs from the U.S. federal statutory rate of 35% primarily due to tax benefits of earnings in low tax foreign jurisdictions. The rate for the third quarter of 2013 differs from the U.S. federal statutory rate of 35% primarily due to the one-time benefit from the recognition of the 2012 research and development tax credit as well as tax benefits of earning income in low tax foreign jurisdictions.
The effective tax rate for the nine month periods of 2014 and 2013 was 32.6% and 29.0%, respectively. The rate for the nine month period of 2014 differs from the U.S. federal statutory rate of 35% primarily due to tax benefits of earning income in low tax foreign jurisdictions. The rate for the nine month period of 2013 differs from the U.S. federal statutory rate of 35% primarily due to the one-time benefit from the recognition of the 2012 research and development tax credit as well as tax benefits of earning income in low tax foreign jurisdictions.
At September 30, 2014, we had a gross liability for unrecognized tax benefit of $9.5 million. We have recognized tax benefits associated with these liabilities of $5.1 million at September 30, 2014. The balance of the gross liability reflects a new amount associated with a foreign tax exposure. This amount is offset by an equal deferred tax asset for the foreign tax credits associated with the exposure.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.9 million at September 30, 2014.
Note 11—Stock Plans
The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2018. Management stock-based compensation includes stock options, restricted stock, and performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market value option prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Restricted stock is valued at the market value of the stock on the grant date. Performance stock units with a market condition are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving the specified performance targets over the performance period. We issue Stock Compensation Trust shares or treasury shares for stock option exercises, restricted stock grants, and performance stock unit grants. Please refer to Note 7 for further information regarding stock compensation share issuance.
Stock compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Stock compensation expense	$1,077	$1,198	$7,887	$9,147
Income tax benefit	381	432	2,871	3,380
Stock compensation expense, net of income tax benefit	696	766	5,016	5,767
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

A summary of stock option activity for the nine months ended September 30, 2014 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	1,695,380	$34.55
Granted	138,519	51.69
Exercised	(176,937)	36.59
Forfeited	(23,524)	38.82
Expired	(1,071)	45.68
Outstanding at September 30, 2014	1,632,367	35.71
Exercisable at September 30, 2014	1,161,518	31.64
A summary of restricted stock activity for the nine months ended September 30, 2014 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	303,419	$39.79
Granted	83,343	51.91
Vested	(107,824)	34.89
Forfeited	(9,408)	44.35
Unvested at September 30, 2014	269,530	45.34
A summary of performance stock unit activity for the nine months ended September 30, 2014 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	149,389	$46.32
Granted	46,242	57.42
Performance adjustments	41,428	39.42
Vested	(91,696)	39.19
Forfeited	(1,402)	48.85
Unvested at September 30, 2014	143,961	52.42
The performance adjustments above relate to the final number of shares issued for the 2011 Management Performance Units, which were 200% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2014.
Note 12—Long-Term Debt

(In thousands)	September 30, 2014	December 31, 2013
Industrial development debt issues payable through 2022, 0.30%	$—	$4,000
2006 Senior Notes payable through 2021, 5.41%	53,334	53,334
2010 Senior Notes payable through 2021, 4.00%	100,000	100,000
Senior revolving credit facility maturing in 2019	124,000	110,000
Total	277,334	267,334
Amounts due within one year	6,667	6,667
Long-term debt	270,667	260,667
The Company completed a legal Reorganization on March 7, 2014. The Company's existing debt agreements, including its senior revolving credit facility and note purchase agreements were revised to reflect the changes in the Company's legal structure.

In connection with the legal Reorganization, the Company amended its unsecured senior revolving credit facility and extended the term of the facility until March 2019. The senior revolving facility provides for borrowings up to $300.0 million, with sub-limits for the issuance of letters of credit, swingline borrowings and foreign currency denominated borrowings; and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing indebtedness. The credit agreement also allows the Company to request increases in the aggregate commitments of the lenders of up to an additional $150.0 million. Loans under the revolving facility will bear interest, at a variable rate based on LIBOR or the federal funds rate, at the Company's option. At September 30, 2014, $173.3 million of the $300.0 million senior revolving credit facility was unused including letters of credit.
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
The revolving credit facility and note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facility and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at September 30, 2014.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2014 totaling $6.3 million, of which $2.7 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at September 30, 2014. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2014, the Company has $2.3 million of restricted cash in support of these arrangements. At September 30, 2014, the Company also has a $4.1 million guarantee relating to voluntary retirement payments for its unionized workers in Germany.
The Company redeemed $4.0 million of Industrial development debt in February 2014.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the nine months ended September 30, 2014 are as follows:

(In thousands)	Goodwill
Balance at January 1	$260,134
Currency translation	(5,085)
Balance at September 30	255,049
At September 30, 2014, goodwill of $196.5 million, $56.4 million, and $2.1 million related to the North American, European, and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization during the nine months ended September 30, 2014 are as follows:

(In thousands)	Intangible Assets
Net balance at January 1	$35,029
Amortization expense	(2,769)
Currency translation	(351)
Net balance at September 30	31,909

Note 14—Pensions and Other Postretirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Three Months Ended September 30,
Service cost	$2,481	$2,784	$156	$172
Interest cost	4,891	4,468	299	262
Expected return on plan assets	(8,251)	(7,725)	—	—
Amortization of prior service cost	21	26	(84)	(106)
Recognized net actuarial losses	2,203	3,325	83	137
Settlements	57	—	—	—
Net periodic benefit cost	1,402	2,878	454	465

Nine Months Ended September 30,
Service cost	$7,443	$8,353	$468	$516
Interest cost	14,673	13,404	897	787
Expected return on plan assets	(24,753)	(23,175)	—	—
Amortization of prior service cost	63	78	(252)	(318)
Recognized net actuarial losses	6,609	9,979	249	413
Settlements	171	—	—	—
Net periodic benefit cost	4,206	8,639	1,362	1,398
We made contributions of $3.4 million to our pension plans during the nine months ended September 30, 2014. We expect to make total contributions of approximately $4.5 million to our pension plans in 2014.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses. The notional amount of open forward contracts was $60.9 million and $54.5 million, with an unrealized loss on these contracts of $0.6 million and an unrealized gain of $0.3 million at September 30, 2014 and 2013, respectively.
The following table presents the balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts: Prepaid expenses and other current assets	$(607)	$1,308
The following table presents the income statement location and impact of derivative financial instruments:

		Loss Recognized in Income
		Nine Months Ended September 30,
(In thousands)	Income Statement Location	2014	2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses, net	$2,060	$233

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
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $153.3 million and $160.0 million at September 30, 2014 and 2013, respectively. The fair value of this debt was $162.7 million and $167.1 million at September 30, 2014 and 2013, respectively. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar instruments as of the respective balance sheet dates. The fair value of this debt was determined using Level 2 inputs as described above.
Note 17—Contingencies
We categorize the product liability losses that our various subsidiaries experience into two main categories: single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries and, therefore, more quantifiable damages. Therefore, MSA LLC, a subsidiary of MSA Safety, Inc. (formerly Mine Safety Appliances Company), maintains a reserve for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims derived from experience, sales volumes and other relevant information. This reserve for single incident product liability claims was $3.5 million at September 30, 2014 and $4.0 million at December 31, 2013. Single incident product liability expense during the nine months ended September 30, 2014 and September 30, 2013 was not significant. Subsidiaries single incident product liability exposures are evaluated on an ongoing basis and adjustments are made to the reserve as new information becomes available.
Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. MSA LLC, a subsidiary of MSA Safety, Inc. (formerly Mine Safety Appliances Company), is presently named as a defendant in 3,096 lawsuits in which plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. MSA LLC are unable to estimate total damages sought in these lawsuits as they generally do not specify the injuries alleged or the amount of damages sought, and potentially involve multiple defendants.
MSA LLC regularly assesses opportunities to mitigate its product liability risk.
Cumulative trauma product liability litigation is difficult to predict. In our experience, until late in a lawsuit, we cannot reasonably determine whether it is probable that any of MSA LLC's cumulative trauma lawsuits will ultimately result in a liability. This uncertainty is caused by many factors, including the following: cumulative trauma complaints generally do not provide information sufficient to determine if a loss is probable; cumulative trauma litigation is inherently unpredictable and information is often insufficient to determine if a lawsuit will develop into an actively litigated case; and even when a case is actively litigated, it is often difficult to determine if the lawsuit will be dismissed or otherwise resolved until late in the lawsuit. Moreover, even once it is probable that such a lawsuit will result in a loss, it is difficult to reasonably estimate the amount of actual loss that will be incurred. These amounts are highly variable and turn on a case-by-case analysis of the relevant facts, which are often not learned until late in the lawsuit.

Because of these factors, MSA LLC's potential liability for such claims cannot be reliably determined until late in the lawsuit. MSA LLC, therefore, does not record cumulative trauma product liability losses when a lawsuit is filed, but rather, when it learns sufficient information to determine that it is probable that we will incur a loss and the amount of loss can be reasonably estimated. MSA LLC records expenses for defense costs associated with open cumulative trauma product liability lawsuits as incurred.
Any amount or range of possible losses related to MSA LLC's resolution of pending and future cumulative trauma product liability claims that it may face, cannot be estimated because of the factors described above. As new information about cumulative trauma product liability cases and future developments becomes available, MSA LLC's potential exposures are reassessed.
A summary of cumulative trauma product liability lawsuit activity follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Open lawsuits, beginning of period	2,840	2,609
New lawsuits	437	489
Settled and dismissed lawsuits	(181)	(258)
Open lawsuits, end of period	3,096	2,840
Nearly half of the open lawsuits at September 30, 2014 have had a de minimus level of activity over the last 5 years. It is possible that these cases could become active again at any point due to changes in circumstances.
With some common contract exclusions, we maintain insurance for cumulative trauma product liability claims. We have purchased insurance policies for the policy years from 1952-1986 from over 20 different insurance carriers that provide coverage for cumulative trauma product liability losses, and in many instances, related defense costs (the "Occurrence-Based Policies"). In the normal course of business, we make payments to settle product liability claims and for related defense costs. We record receivables for the amounts that are covered by insurance. Since December 31, 2013, the insurance receivable increased by $22.9 million as a result of these settlements and defense costs.
The available limits of these policies are many times our recorded insurance receivable balance.
Various factors could affect the timing and amount of recovery of our insurance receivables, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future.
Our insurance receivables at September 30, 2014 totaled $147.7 million, of which $2.0 million is reported in other current assets and $145.7 million in other non-current assets. Our insurance receivables at December 31, 2013 totaled $124.8 million, all of which is reported in other non-current assets.
A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance beginning of period	$124.8	$130.0
Additions	25.1	34.0
Collections and settlements	(2.2)	(39.2)
Balance end of period	147.7	124.8
Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the nine months ended September 30, 2014 and 2013 were $2.3 million and $1.4 million, respectively. Collections primarily represent agreements with insurance companies to pay amounts due that are applicable to cumulative trauma claims. In cases where the payment stream covers multiple years, the present value of the payments is recorded as a note receivable (current and long term) in the balance sheet within prepaid expenses and other current assets and other noncurrent assets.
Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2013, totaled approximately $104.2 million, substantially all of which was insured.

MSA LLC believes that the increase in its insurance receivable balance that it has experienced since 2005 is primarily due to disagreements among its insurance carriers, and consequently with MSA LLC, as to when their individual obligations to pay us are triggered and the amount of each insurer’s obligation, as compared to other insurers. MSA LLC believes that its insurers do not contest that they have issued policies to our subsidiaries or that these policies cover cumulative trauma product liability claims. We believe that successful resolution of insurance litigation with various insurance carriers in recent years demonstrates that we have strong legal positions concerning MSA LLC's rights to coverage.
The collectability of MSA LLC's insurance receivables is regularly evaluated and the amounts recorded are probable of collection. These conclusions are based on analysis of the terms of the underlying insurance policies, experience in successfully recovering cumulative trauma product liability claims from our insurers under other policies, the financial ability of the insurance carriers to pay the claims, understanding and interpretation of the relevant facts and applicable law and the advice of MSA LLC's legal counsel, who believe that the insurers are required to provide coverage based on the terms of the policies.
Although it is impossible to predict the ultimate outcome of current open claims, based on current information, our experience in handling these matters, and our substantial insurance program, we do not believe that these claims will have a material adverse effect on our future financial condition or liquidity.
The Company regularly reviews MSA LLC's cumulative trauma product liability claims to determine if the liability for such claims is probable and estimable. Our cumulative claims experience, including recent claims trends, and the development of enhanced data analytics have led us to undertake a review with the assistance of a third party advisor. This review, anticipated to be completed in late 2014 or early 2015, employs new methods for analyzing and evaluating the claims in order to help us assess whether a reasonable estimate of the liability for these claims and associated costs can be made.
It is possible that the estimated costs of these claims, net of expected insurance recoveries, may be material to our results of operations in the period when recorded.
MSA LLC is currently involved in insurance coverage litigations with a number of our insurance carriers regarding its Occurrence-Based Policies.
In 2009, MSA LLC (as Mine Safety Appliances Company) sued The North River Insurance Company (North River) in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one of its insurance policies by failing to pay amounts owed to MSA LLC and that it engaged in bad-faith claims handling. MSA LLC believes that North River’s refusal to indemnify it under the policy for product liability losses and legal fees paid by MSA LLC is wholly contrary to Pennsylvania law and MSA LLC is vigorously pursuing the legal actions necessary to collect all due amounts. Motions for summary judgment on certain issues will be submitted to the court at the earliest possible date. A trial date has not yet been scheduled.
In 2010, North River sued MSA LLC (as Mine Safety Appliances Company) in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies. MSA LLC asserted claims against North River for breaches of contract for failures to pay amounts owed to MSA LLC. MSA LLC also allege that North River engaged in bad-faith claims handling. MSA LLC believes that North River’s refusal to indemnify us under these policies for product liability losses and legal fees paid by MSA LLC is wholly contrary to Pennsylvania law and MSA LLC is vigorously pursuing the legal actions necessary to collect all due amounts. Summary judgment on certain issues is pending with the court. A trial date has not yet been scheduled.
In July 2010, MSA LLC (as Mine Safety Appliances Company) filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of its excess insurance carriers concerning the future rights and obligations of MSA LLC and its excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of its rights under the insurance policies issued by the insurers. The case is currently in discovery.
MSA LLC has resolved claims against certain of its insurance carriers on some of their policies, including the Occurrence-Based Policies through negotiated settlements. When a settlement is reached, MSA LLC dismisses the settling carrier from relevant above noted lawsuit(s). Assuming satisfactory resolution, once disputes are resolved with each of the remaining carriers responsible for the Occurrence-Based Policies, MSA LLC anticipates having commitments to provide future payment streams which should be sufficient to satisfy its current receivables due from insurance carriers. In addition, MSA LLC likely will retain some coverage through coverage-in-place agreements, although that coverage may not be immediately accessible. When these insurance coverage matters are fully resolved, MSA LLC (and its coverage-in-place carriers, where applicable) will be responsible for expenses related to cumulative trauma product liability claims.

Note 18—Assets Held for Sale and Discontinued Operations
Assets Held for Sale - In September 2013, the Company entered into an agreement to sell the detector tube assets. The transaction closed in January, 2014. In addition to the asset sale agreement, the Company entered into transitional manufacturing and sales agreements with the buyer. Under the terms of the transitional agreements, the Company continued to manufacture and sell detector tubes on behalf of the buyer through August, 2014. The gain on the transaction of approximately $2.3 million will be recognized in 2014, when the buyer assumes ownership of the detector tube assets.
Certain assets related to detector tube manufacturing are classified as held for sale at September 30, 2014. These assets are reported in the following balance sheet lines:

(In millions)	September 30, 2014
Inventory, net of reserve	$1.8
Property, net of depreciation	0.2
Total assets	2.0
Discontinued Operations - The Company is actively negotiating the sale of substantially all of the assets and liabilities of its South African personal protective equipment distribution business and its Zambian operations. Management has deemed it probable that the sale of these assets and liabilities will close within the next twelve months. The operations of this business qualify as a component of an entity under FASB ASC 205-20 "Presentation of Financial Statements - Discontinued Operations", and thus the operations have been reclassified as discontinued operations and prior periods have been reclassified to conform to this presentation. Management does not believe the assets associated with the South African distribution business or the Zambian operations are impaired at September 30, 2014.
Summarized financial information for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Discontinued Operations
Net sales	$14,645	$13,361	$35,294	$40,550
Other income (loss), net	26	(28)	54	22
Cost and expenses:
Cost of products sold	12,007	10,570	28,158	31,466
Selling, general and administrative	1,637	1,922	4,796	5,822
Currency exchange losses (gains), net	6	(102)	(63)	(303)
Income from discontinued operations before income taxes	1,021	943	2,457	3,587
Provision for income taxes	256	300	625	1,140
Income from discontinued operations, net of tax	765	643	1,832	2,447
Certain balance sheet items are related to the Company's South African personal protective equipment distribution business and its Zambian operations are reported as discontinued operations. These items are reported in the following balance sheet lines:

(In thousands)	September 30, 2014	December 31, 2013
Discontinued Operations assets and liabilities
Cash and cash equivalents	$1,538	$2,980
Trade receivables, less allowance for doubtful accounts	8,162	7,452
Inventories	11,112	11,359
Net property	281	317
Other assets	778	1,326
Total assets	21,871	23,434
Accounts payable	3,965	5,447
Accrued and other liabilities	1,535	930
Total liabilities	5,500	6,377
Net assets	16,371	17,057

The following summary provides financial information for discontinued operations related to net loss (income) related to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net loss (income) attributable to noncontrolling interests
Loss from continuing operations	$234	$453	$543	$413
(Income) from discontinued operations	(134)	(129)	(341)	(540)
Net loss (income)	100	324	202	(127)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

PRINCIPAL PRODUCTS
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
A detailed listing of our significant product offerings in the aforementioned product groups above is included in the MSA's Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Net sales. Net sales for the three months ended September 30, 2014 were $275.2 million, an increase of $10.3 million, or 4%, compared with $264.9 million for the three months ended September 30, 2013. The unfavorable translation effects of weakened foreign currencies decreased sales, when stated in U.S. dollars, by $1.6 million. Excluding the effects of weakening currencies, sales increased $11.9 million.

Net Sales	Three Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2014	2013
North America	$131,844	$130,919	$925	1%
Europe	75,785	66,360	9,425	14%
International	67,530	67,605	(75)	—%
Total	275,159	264,884	10,275	4%
Net sales for the North American segment were $131.8 million in the third quarter of 2014, an increase of $0.9 million, or 1%, compared to $130.9 million in the third quarter of 2013. During the quarter, increased business was evidenced by growth in fixed gas and flame detection, ("FGFD") projects, up $3.3 million. Increased shipments of industrial head protection and respirators also drove growth over the prior year quarter, up $2.7 million and $1.4 million, respectively, as well as smaller increases across other core and adjacent products. These increases were offset by a decline in shipments of breathing apparatus, down $7.2 million. The next generation G1 Self Contained Breathing Apparatus, ("SCBA"), an entirely redesigned SCBA platform, has completed and passed all testing necessary for approval and is now in the final stages of the approval process. The Company currently has 14 patents pending for this product.
Net sales for the European segment were $75.8 million for the third quarter of 2014, an increase of $9.4 million, or 14%, compared to $66.4 million for the third quarter of 2013. Local currency sales in Europe increased $9.3 million over prior year sales in the same period, driven by increased FGFD project business in both Western Europe and in the Middle East, up $5.8 million, as well as increased ballistic helmet, self-contained breathing apparatus, and portable instruments shipments, up $3.6 million, $3.4 million, and $1.5 million, respectively. These increases were partially offset by a decline in shipments of fire helmets and gas masks, down $3.1 million and $1.2 million, respectively, as well as small decreases across a broad range of products. Currency translation effects increased European segment sales, when stated in U.S. dollars, by $0.1 million.
Net sales for the International segment were $67.5 million in the third quarter of 2014, a decrease of $0.1 million, compared to $67.6 million for the third quarter of 2013. Local currency sales in the International segment increased $1.9 million for the quarter on increased shipments of portable instruments and FGFD projects, up $2.3 million and $1.7 million, respectively. Non-core products also supported higher sales over the prior year quarter, up $1.5 million. These increases were partially offset by a lower level of self-contained breathing apparatus and industrial head protection sales, down $2.7 million and $1.3 million, respectively. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $2.0 million, primarily related to a weaker Argentine peso, Chilean peso, and South African rand. Weakening economic conditions in key emerging markets such as Brazil and South Africa have also contributed to the decline in sales revenue.
Gross profit. Gross profit for the third quarter of 2014 was $123.7 million, an increase of $8.3 million, compared to $115.4 million for the third quarter of 2013. The ratio of gross profit to net sales was 45.0% in the third quarter of 2014 compared to 43.6% in the same quarter last year. The higher gross profit ratio during the current quarter was primarily related to an improved sales order mix, pricing, and lower manufacturing costs.
Selling, general and administrative expenses. Selling, general and administrative expenses were $77.3 million during the third quarter of 2014, an increase of $5.9 million, or 8%, compared to $71.4 million in the third quarter of 2013. Selling, general and administrative expenses were 28.1% of net sales in the third quarter of 2014, compared to 27.0% of net sales in the third quarter of 2013. Local currency selling, general and administrative expenses were $6.4 million higher in the current quarter, on strategic initiatives primarily in the European segment, and increased selling and marketing costs. Currency translation effects decreased current quarter selling, general and administrative expenses, when stated in U.S. dollars, by $0.5 million, primarily related to the weakening of currencies in Latin America.
Research and development expense. Research and development expense was $13.4 million during the third quarter of 2014, an increase of $1.1 million, or 9%, compared to $12.3 million during the third quarter of 2013. The increase reflects general cost increases, our ongoing focus on developing innovative new core products, including the Company's next generation self-contained breathing apparatus.

Restructuring and other charges. During the three months ended September 30, 2014, we recorded restructuring charges of $3.6 million ($2.5 million after tax). European segment charges of $3.0 million were related to workforce reductions in Germany, Italy, and Spain and continued steps to execute our Europe 2.0 initiative. International segment charges of $0.6 million were related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Australia and South Africa.
During the third quarter of 2013, we recorded charges of $1.5 million ($1.1 million after tax). European segment charges of $1.1 million primarily related to staff reductions in Germany and the Netherlands. International segment charges of $0.4 million were related to staff reductions in South Africa and Australia.
Currency exchange. Currency exchange losses were $0.3 million in the third quarter of 2014, compared to losses of $1.8 million in the third quarter of 2013. Currency exchange losses in both quarters were mostly unrealized and related primarily to the effect of the strengthening U.S. dollar on unsettled inter-company balances. Refer to Note 15 to the Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Income taxes. The effective tax rate for the third quarter of 2014 was 32.1% compared to 29.5% for the same quarter last year. The increased effective tax rate in 2014 is primarily due to the lapse of the U.S. research and development (R&D) tax credit at the end of 2013 and a less favorable profile of earnings in the current quarter. The R&D tax credit has not been extended for 2014 as of the end of the third quarter; therefore no R&D tax benefits have been recognized.
Net income attributable to MSA Safety Incorporated. Net income from continuing operations was $18.7 million for the third quarter of 2014, or $0.50 per basic share, a decrease of $0.3 million, or 2%, compared to $19.0 million, or $0.51 per basic share, for the same quarter last year.
North American segment net income for the third quarter of 2014 was $18.0 million, an increase of $1.0 million, or 6%, compared to $17.0 million in the third quarter of 2013. Increased sales and strong gross profit margin, partially offset by a higher effective tax rate, drove performance growth over the third quarter of 2013.
European segment net income for the third quarter of 2014 was $2.6 million, a decrease of $0.5 million, or 16%, compared to net income of $3.1 million during the third quarter of 2013. Local currency net income decreased $0.5 million, reflecting higher selling, general, and administrative expense related to strategic initiatives and higher restructuring costs, partially offset by increased sales and strong profit margins. Currency translation effects, when stated in U.S. dollars, were inconsequential to European segment net income.
International segment net income for the third quarter of 2014 was $2.8 million, a decrease of $2.2 million, or 44%, compared to $5.0 million in the prior year quarter. Local currency net income in the International segment decreased $2.0 million in the current quarter, reflecting flat sales and higher operating expenses. Currency translation effects decreased current quarter International segment net income, when stated in U.S. dollars, by $0.2 million, reflecting a weakening in the Argentine peso and Chilean peso.
The net loss reported in reconciling items for the third quarter of 2014 was $4.8 million compared to a net loss of $6.2 million in the third quarter of 2013. The lower loss during the three months ended September 30, 2014 reflects a favorable currency exchange impact and lower interest expense.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net sales. Net sales for the nine months ended September 30, 2014 were $822.7 million, an increase of $2.1 million, compared to $820.6 million for the nine months ended September 30, 2013. The unfavorable translation effects of weaker foreign currencies decreased sales, when stated in U.S. dollars, by $8.2 million. Excluding the effects of weakening currencies, sales increased $10.3 million.

Net Sales	Nine Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2014	2013
North America	$400,147	$402,539	$(2,392)	(1)%
Europe	229,606	207,480	22,126	11%
International	192,944	210,610	(17,666)	(8)%
Total	822,697	820,629	2,068	—%

Net sales by the North American segment were $400.1 million for the nine months ended September 30, 2014, a decrease of $2.4 million, or 1%, compared to $402.5 million for the same period in 2013. Continued industrial market growth was evidenced by increased shipments of portable instruments and head protection, both up $6.6 million, respectively, as well as strength in FGFD projects, up $1.9 million over the same period in 2013. These increases were offset by a decline in shipments of breathing apparatus, associated with approval delays for the G1 SCBA, down $17.5 million.
Net sales for the European segment were $229.6 million for the nine months ended September 30, 2014, an increase of $22.1 million, or 11%, compared to $207.5 million for the same period in 2013. Local currency sales in the European segment increased $16.8 million, driven by increased FGFD project business, up $9.5 million, large ballistic helmet shipments in Western Europe, up $9.3 million, and a $2.1 million increase across other core product lines. These increases were partially offset by decreased shipments of fire helmets and gas masks, down $2.2 million and $2.0 million, respectively. The favorable translation effects of a stronger euro earlier in the year increased European segment sales, when stated in U.S. dollars, by $5.3 million.
Net sales for the International segment were $192.9 million for the nine months ended September 30, 2014, a decrease of $17.7 million, or 8%, compared to $210.6 million for the same period in 2013. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $13.2 million, related to a weaker Brazilian real, Argentine peso, Chilean peso, Australian dollar, and South African rand. Local currency sales in the International segment decreased $4.5 million for the period. Breathing apparatus, FGFD, and head protection revenue were down $5.0 million, $3.7 million, and $1.6 million, respectively. This decrease was offset by increased portable gas detection and fall protection shipments of $3.8 million and $1.2 million, respectively, as well as smaller increases across a series of non-core products. Weakening economic conditions in key emerging markets such as Brazil and South Africa have also contributed to the decline in sales revenue.
Gross profit. Gross profit for the nine months ended September 30, 2014 was $375.2 million, an increase of $8.4 million, or 3%, compared to gross profit of $366.8 million for the same period in 2013. The ratio of gross profit to net sales was 45.6% in the nine months ended September 30, 2014 compared to 44.7% in the same period last year. The higher gross profit ratio during the current period relates to an improved sales mix and cost management.
Selling, general and administrative expenses. Selling, general and administrative expenses were $245.4 million for the nine months ended September 30, 2014, an increase of $13.3 million, or 6%, compared to $232.1 million for the same period in 2013. Selling, general and administrative expenses were 29.8% of net sales for the nine months ended September 30, 2014, compared to 28.3% of net sales in the same period in 2013. Local currency selling, general and administrative expenses were $15.5 million higher than the same period in 2013, reflecting higher spending on strategic initiatives, including Europe 2.0, increased selling and marketing costs on higher core sales volume, and the Company's focus on improving the customer experience. A decline in post-retirement expense related to the Company's overfunded domestic pension plan and a favorable effect from weakening foreign currencies for the nine months ended September 30, 2014 partially offset these increases. Currency translation effects decreased current quarter selling, general and administrative expenses, when stated in U.S. dollars, by $2.2 million, related to the weakening across several currencies in the international segment, partially offset by the strengthening of the euro earlier in 2014.
Research and development expense. Research and development expense was $36.6 million for the nine months ended September 30, 2014, an increase of $2.3 million, or 7%, compared to $34.3 million for the same period in 2013. The increase reflects general cost increases and our ongoing focus on developing innovative new core products.
Restructuring and other charges. During the nine months ended September 30, 2014, we recorded restructuring charges of $6.4 million ($4.3 million after tax). European segment charges of $4.5 million related primarily to severance from staff reductions in Germany, Italy, and Spain and reorganization costs in Germany. International segment charges of $1.9 million were related to severance from staff reductions in South Africa, Australia and Brazil.
During the nine months ended September 30, 2013, we recorded charges of $3.9 million ($2.8 million after tax), respectively. European segment charges for the nine months ended September 30, 2013 of $2.2 million primarily related to staff reductions in Germany and the Netherlands. International segment charges for the nine months ended September 30, 2013 of $1.7 million were related to staff reductions in Australia.
Currency exchange. Currency exchange losses were $0.4 million for the nine months ended September 30, 2014, compared to losses of $4.1 million for the same period of 2013. Currency exchange losses in both 2014 and 2013 were mostly unrealized and related primarily to the effect of the strengthening of the U.S. dollar on unsettled inter-company balances. Refer to Note 15 to the Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.

Income taxes. The effective tax rate for the nine months ended September 30, 2014 was 32.6% compared to 29.0% for the same period last year. The increased effective tax rate in 2014 is primarily due to the lapse of the U.S. research and development (R&D) tax credit at the end of 2013 and a less favorable profile of earnings in the current year. During the nine months ended September 30, 2013, the Company recognized R&D benefits associated with the full year 2012 as well as a partial amount associated with 2013. The R&D tax credit has not been extended for 2014 as of the end of the third quarter; therefore no R&D tax benefits have been recognized.
Net income attributable to MSA Safety Incorporated. Net income from continuing operations was $54.3 million for the nine months ended September 30, 2014, or $1.45 per basic share, a decrease of $6.6 million, or 11%, compared to $60.9 million, or $1.64 per basic share, for the same period last year.
North American segment net income for the nine months ended September 30, 2014 was $49.7 million, an increase of $3.1 million, or 7%, compared to $46.6 million for the same period in 2013 on improved profitability associated with core products and lower operating expense.
European segment net income for the nine months ended September 30, 2014 was $13.0 million, an increase of $1.3 million, or 11%, compared to net income of $11.7 million for the same period in 2013. Higher sales revenue and strong gross profit was partially offset by higher selling, general, and administrative expenses related to strategic initiatives and higher restructuring costs. Currency translation effects increased European segment net income, when stated in U.S. dollars, by $1.3 million.
International segment net income for the nine months ended September 30, 2014 was $9.0 million, a decrease of $11.6 million, or 56%, compared to $20.6 million for the same period in 2013. Local currency net income in the International segment decreased $9.7 million for the nine months ended September 30, 2014, reflecting a lower level of sales as well as higher selling, general, and administrative expense. Currency translation effects decreased International segment net income, when stated in U.S. dollars, by $1.9 million, primarily reflecting a weaker Brazilian real, Argentine peso, and Chilean peso.
The net loss reported in reconciling items for the nine months ended September 30, 2014 was $17.4 million compared to a net loss of $18.0 million in the same period of 2013. The lower loss during the nine months ended September 30, 2014 reflects higher selling, general, and administrative expense related to corporate strategic initiatives, partially offset by lower interest expense and favorable currency exchange gains.
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
At September 30, 2014, we had cash and cash equivalents totaling $97.4 million, of which $87.9 million was held by our foreign subsidiaries. Cash and cash equivalents are held by our foreign subsidiaries whose earnings are considered indefinitely reinvested at September 30, 2014. These funds could be subject to additional income taxes if repatriated. It is not practicable to determine the potential income tax liability that we would incur if these funds were repatriated to the U.S. because the time and manner of repatriation is uncertain. We believe that domestic cash and cash equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period’s foreign earnings, and availability of our domestic line of credit continue to be sufficient to fund our domestic liquidity requirements.
Cash and cash equivalents increased $1.1 million during the nine months ended September 30, 2014, compared to increasing $13.3 million during the same period in 2013.

Operating activities. Operating activities provided cash of $50.8 million during the nine months ended September 30, 2014, compared to providing $64.7 million during the same period in 2013. Lower operating cash flow in 2014 is primarily related to lower net income and unfavorable changes in working capital. Insurance receivables related to cumulative trauma product liability losses were $147.7 million at September 30, 2014 compared to $124.8 million at December 31, 2013. The increase relates to insured cumulative trauma product liability losses and related defense costs. Trade receivables were $200.6 million at September 30, 2014, compared to $200.4 million at December 31, 2013, reflecting a local currency increase of $7.3 million. Inventories were $145.2 million at September 30, 2014, compared to $136.8 million at December 31, 2013, reflecting a local currency inventory increase of $16.2 million. Accounts payable were $67.3 million at September 30, 2014, compared to $66.9 million at December 31, 2013. Local currency accounts payable increased $2.4 million, reflecting our ongoing initiative to improve working capital cash flow.
Investing activities. Investing activities used cash of $24.2 million during the nine months ended September 30, 2014, compared to using $24.9 million in the same period last year, primarily for capital expenditures.
Financing activities. Financing activities used cash of $20.9 million during the nine months ended September 30, 2014, compared to using $23.6 million during the same period in 2013. The change was primarily related to lower stock repurchases, partially offset by fewer stock exercises. During the nine months ended September 30, 2014, we had net borrowings of $9.2 million, primarily from our long-term line of credit. This compared to net borrowings of $10.3 million in the same period in 2013. We paid cash dividends of $34.0 million in the first nine months of 2014 compared to $33.3 million in the same period last year.
The Company's existing debt agreements, including its senior revolving credit facility and note purchase agreements were amended to reflect the changes in the Company's legal structure in March 2014. During this process, we were able to successfully renegotiate a number of our existing credit facilities to provide the Company with access to additional capital, including an additional shelf facility, at historically low interest rates. In June 2014 the Company entered into an additional note facility. Considering these changes and our outstanding debt, the Company currently has access to approximately $598.0 million of capital at September 30, 2014. Refer to Note 12 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at September 30, 2014 resulted in a translation loss of $21.0 million being charged to the cumulative translation adjustments shareholders' equity account during the nine months ended September 30, 2014, compared to a loss of $6.2 million during the same period in 2013. The translation loss during the nine months of 2014 was primarily related to the strengthening of the U.S. dollar against the euro, Argentine peso and Chilean peso. The translation loss during the nine months ended September 30, 2013 was primarily related to the weakening of the South African rand, the Brazilian real, and the Australian dollar, partially offset by the strengthening of the euro.
COMMITMENTS AND CONTINGENCIES
We made contributions of $3.4 million to our pension plans during the nine months ended September 30, 2014. We expect to make total contributions of approximately $4.5 million to our pension plans in 2014.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2014 totaling $6.3 million, of which $2.7 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at September 30, 2014. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2014, the Company has $2.3 million of restricted cash in support of these arrangements. At September 30, 2014, the Company also has a $4.1 million guarantee relating to voluntary retirement payments for its unionized workers in Germany.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the nine months ended September 30, 2014 by approximately $41.8 million and $1.8 million, respectively.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2014, we had open foreign currency forward contracts with a U.S. dollar notional value of $60.9 million. A hypothetical 10% increase in September 30, 2014, forward exchange rates would result in a $6.1 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments, these financial instruments are reported at carrying values that approximate fair values.
At September 30, 2014, we had $146.7 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.4 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2014	212	$57.48	—	940,522
August 1 – August 31, 2014	4,065	54.39	—	879,700
September 1 – September 30, 2014	3,613	55.86	—	985,834
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

MSA SAFETY INCORPORATED

October 23, 2014	/s/ Stacy P. McMahan
Stacy P. McMahan
Senior Vice President of Finance and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer