Form 10-K
period 2014-12-31
MSA Safety Inc
filed 2015-02-25
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

For the fiscal year ended December 31, 2014	FORM 10-K	Commission File No. 1-15579
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
MSA SAFETY INCORPORATED (Exact name of registrant as specified in its charter)
Pennsylvania (State or other jurisdiction of incorporation or organization) 1000 Cranberry Woods Drive Cranberry Township, Pennsylvania (Address of principal executive offices)	Registrant’s telephone number, including area code: (724) 776-8600	46-4914539 (IRS Employer Identification No.) 16066-5207 (Zip code)
(Title of each class) Common Stock, no par value	Securities registered pursuant to Section 12(b) of the Act:	(Name of each exchange on which registered) New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of February 19, 2015, there were outstanding 37,451,901 shares of common stock, no par value. The aggregate market value of voting stock held by non-affiliates as of June 30, 2014 was approximately $1.8 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the May 12, 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements
This report may contain (and verbal statements made by MSA Safety Incorporated (MSA) may contain) forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, but are not limited to, those listed in this report under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or other comparable words. Actual results, performance or outcomes may differ materially from those expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update publicly any of the forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business
Overview—MSA was founded in Pennsylvania in 1914. We are a global leader in the development, manufacture and supply of products that protect people’s health and safety. Our safety products typically integrate a combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive line of safety products is used by workers around the world in a broad range of markets including the oil and gas, fire service, mining and construction industries, as well as the military. Our core products include fixed gas and flame detection systems, breathing apparatus where self-contained breathing apparatus or SCBA is the principal product, portable gas detection instruments, head protection products and fall protection devices.
We dedicate significant resources to research and development, which allows us to produce innovative safety products that are often first to market and exceed industry standards. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the company, including research and development, marketing, sales, operations and quality management. Our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations to develop industry specific product requirements and standards and to anticipate their impact on our product lines.
Segments—We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into nine geographic operating segments that are aggregated into three reportable geographic segments: North America, Europe and International. Segment information is presented in the note entitled “Segment Information” in Item 8—Financial Statements and Supplementary Data.
Because our financial statements are stated in U.S. dollars and much of our business is conducted outside the U.S., currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.
Products—We manufacture and sell a comprehensive line of safety products to protect the health and safety of workers around the world in the oil and gas, fire service, construction, mining and other industrial applications, as well as the military. Our products protect people against a wide variety of hazardous or life-threatening situations.
The following is a brief description of each of our product categories:
Core products. MSA's corporate strategy includes a focus on driving sales of core products, which typically realize a higher gross profit margin than non-core products. Core products include fixed gas and flame detection systems, breathing apparatus where SCBA is the principal product, portable gas detection instruments, head protection products and fall protection devices. These products receive the highest levels of investment and resources and provide higher levels of return on investment in alignment with our commitment to grow core product sales in both emerging and developed markets. These products comprised approximately 74% of sales in 2014.
The following is a brief description of our core product offerings:
Fixed gas and flame detection instruments ("FGFD"). Our permanently installed fixed gas and flame detection instruments are used in oil, gas and petrochemical facilities and general industrial production facilities to detect the presence or absence of various gases in the air. Typical applications of these instruments include the detection of an oxygen deficiency in confined spaces or the presence of combustible or toxic gases. FGFD product lines have a meaningful portion of overall revenue tied to day to day operations including replacement components and related service. A portion of business from this product line is generally tied to project business associated with upstream exploration and production activity. Products include:

•
Multi-point permanently installed gas detection systems. This product line is used to monitor for combustible and toxic gases and oxygen deficiency in virtually any application where continuous monitoring is required. Our systems are used for gas detection in petrochemical, pulp and paper, wastewater, refrigerant monitoring, and general industrial applications. These systems utilize a wide array of sensing technologies including electrochemical, catalytic, infrared and ultrasonic.

•
Flame detectors and open-path infrared gas detectors. These instruments are used for plant-wide monitoring of toxic gases and for detecting the presence of flames. These systems use infrared optics to detect potentially hazardous conditions across long distances, making them suitable for use in such applications as offshore oil rigs, storage vessels, refineries, pipelines and ventilation ducts. First used in the oil and gas industry, our systems now have broad applications in petrochemical facilities, the transportation industry and in pharmaceutical production.

Breathing apparatus products. Breathing apparatus products include SCBA, face masks and respirators, where SCBA is the primary product offering. SCBA are used by first responders, petrochemical plant workers and anyone entering an environment deemed immediately dangerous to life and health. SCBA are also used by first responders to protect against exposure to chemical, biological, radiological and nuclear agents, which are collectively referred to as CBRN. Our recently approved next generation G1 SCBA is an entirely redesigned platform that offers many customizable and differentiated features. We currently have 1 patent issued and an additional 13 patents pending for this product.
Portable gas detection instruments. Our hand-held portable gas detection instruments are used by oil, gas and petrochemical workers; general industry workers; miners; and first responders to detect the presence or absence of various gases in the air. Typical applications of these instruments include the detection of an oxygen deficiency in confined spaces or the presence of combustible or toxic gases. Our single- and multi-gas detectors provide portable solutions for detecting the presence of oxygen, combustible gases and various toxic gases, including hydrogen sulfide, carbon monoxide, ammonia and chlorine, either singularly or up to six gases at once. Our ALTAIR® 2X Single or Two Gas Detectors; ALTAIR® 4X and ALTAIR® 5X Multigas Detectors with XCell® sensor technology, which include internally developed sensors, provide faster response times and unsurpassed durability in a tough, easy-to-operate package. The ALTAIR® 2XP provides users with unique and significant cost of ownership advantages over competitive offerings by giving users the ability to perform their own daily bump test to make sure the instrument is functioning properly. Occupational Health and Safety Magazine named our ALTAIR® 2XP product the 2014 new product of the year in the gas detection category.
Head protection. We offer a complete line of industrial head protection that includes the iconic V-Gard® helmet brand, a bellwether product in MSA's portfolio for over 50 years. We offer customers a wide range of color choices and we are a world leader in the application of customized logos. Our industrial head protection has a wide user base including oil, gas and petrochemical workers, steel and construction workers, miners and industrial workers. Our Fas-Trac® III Suspension system was designed to provide comfort for the users of our helmets without sacrificing safety. Occupational Health and Safety Magazine named this product the 2014 new product of the year in the head protection category.
Fall protection. Our broad line of fall protection equipment includes confined space equipment, harnesses, fall arrest equipment, lanyards and lifelines. Fall protection equipment is used by workers in the construction industry, oil, gas and petrochemical market, utilities industry and general industrial applications, and anyone working at height.
Non-core products. MSA maintains a portfolio of non-core products which includes both adjacent and peripheral offerings. Adjacent products reinforce and extend the core, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complimentary to the core offerings and have their roots within the core product value chain. Key adjacent products include respirators, eye and face protection, fire helmets, thermal imaging cameras, ballistic helmets, and gas masks. Gas masks and ballistic helmet sales represent the primary purchases of our military customers and were approximately $61 million globally in 2014. Peripheral products are primarily sold to the mining industry and reflect a small portion of consolidated sales.
Customers—Our customers generally fall into three categories: distributors, industrial or military end-users, and retail consumers. In North America, the majority of our sales are made through our distributors. In our European and International segments, sales are made through both indirect and direct sales channels. For the year ended December 31, 2014, no individual customer represented more than 10% of our sales.
Sales and Distribution—Our sales and distribution team consists of marketing, field sales and customer service organizations, totaling over 800 dedicated associates. In most geographic areas, our field sales organizations work jointly with select distributors to call on end-users and educate them about hazards, exposure limits, safety requirements and product applications, as well as the specific performance attributes of our products. In our International segment and Eastern Europe region, where distributors are not as well established, our sales associates often work with and sell directly to end-users. We believe that understanding end-user requirements is critical to increasing MSA's market share.
The in-depth customer training and education provided by our sales associates to our customers is critical to ensuring proper use of many of our products, such as SCBA and gas detection instruments. As a result of our sales associates working closely with end-users, they gain valuable insight into customer preferences and needs. To better serve our customers and to ensure that our sales associates are among the most knowledgeable and professional in the industry, we place significant emphasis on training our sales associates in product application, industry standards and regulations.
We believe our sales and distribution strategy allows us to deliver a customer value proposition that differentiates our products and services from those of our competitors, resulting in increased customer loyalty and demand.

In areas where we use indirect selling, we promote, distribute and service our products to general industry through authorized national, regional and local distributors. Some of our key distributors include Airgas, W.W. Grainger Inc., Fastenal and Hagemeyer. In North America, we distribute fire service products primarily through specially trained local and regional distributors who provide advanced training and service capabilities to volunteer and paid municipal fire departments. In our European and International segments, we primarily sell to and service the fire service market directly. Because of our broad and diverse product line and our desire to reach as many markets and market segments as possible, we have over 4,000 authorized distributor locations worldwide. No individual distributor accounts for more than 10% of our sales.
Our Safety Works, LLC joint venture provides a broad range of safety products and gloves to the North American do-it-yourself and independent contractor market through various channels. These include distributors such as Orgill, hardware and equipment rental outlets such as United Rentals, and retail chains such as TrueValue and Do it Best.
Competition— The worldwide personal protection equipment market is broad and highly fragmented with few participants offering a comprehensive line of safety products. The sophisticated safety products market in which we compete is comprised of both core and non-core offerings, specifically adjacent products, and generates annual sales of approximately $12 billion. We maintain a leading position in nearly all of our core products except in fall protection. Over the long-term, we believe global demand for safety products will continue to grow. Purchases of these products are non-discretionary, protecting workers' health in hazardous and life-threatening work environments. Their use is often mandated by government and industry regulations, which are increasing on a global basis. Moreover, safety products industry revenues reflect the need to consistently replace many safety products that have limited life spans due to normal wear and tear or because they are one time use products by design.
The safety products market is highly competitive, with participants ranging in size from small companies focusing on a single type of personal protection equipment to a few large multinational corporations that manufacture and supply many types of sophisticated safety products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, agency approvals, design and style), brand name recognition, support and price.
We believe we compete favorably within each of our operating segments as a result of our high quality, our innovative offerings and strong brand trust and recognition.
Research and Development—To maintain our position at the forefront of safety equipment technology, we operate several sophisticated research and development facilities. We believe our dedication and commitment to innovation and research and development allows us to produce state-of-the-art safety products that are often first to market and exceed industry standards. In 2014, 2013 and 2012, on a global basis, we spent $48.2 million, $45.9 million and $40.9 million, respectively, on research and development, reflecting 4.3%, 4.1% and 3.7% of sales respectively. Our primary engineering groups are located in the United States, Germany, China and France. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the company, including research and development, marketing, sales, operations and quality management. These teams are responsible for setting product line strategy based on their understanding of customers' needs and available technology, as well as the opportunities and challenges they foresee in each product area. We believe our team-based, cross-geographic and cross-functional approach to new product development is a source of competitive advantage. Our approach to the new product development process allows us to tailor our product offerings and product line strategies to satisfy distinct customer preferences and industry regulations that vary across our operating segments.
We believe another important aspect of our approach to new product development is that our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations. These organizations include the National Institute for Occupational Safety and Health ("NIOSH"), the National Fire Protection Association ("NFPA"), American National Standards Institute ("ANSI"), International Safety Equipment Association ("ISEA"), and their overseas counterparts. We work with these organizations to develop industry specific product requirements and standards and anticipate their impact on our product lines. Key members of our management team understand the impact that these standard-setting organizations have on our new product development pipeline. As such, management devotes significant time and attention to anticipating a new standard’s impact on our sales and operating results. Because of our understanding of customer needs, membership on global standard-setting bodies, investment in research and development and our unique new product development process, we believe we are well-positioned to anticipate and adapt to changing product standards. While we acknowledge that the length of the approval process can be unpredictable, we also believe that we are well positioned to gain the approvals and certifications necessary to meet new government and multinational product regulations.

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
Raw Materials and Suppliers—Many of the components of our products are formulated, machined, tooled or molded in-house from raw materials, which comprise approximately two thirds of our cost of sales. For example, we rely on integrated manufacturing capabilities for breathing apparatus, gas masks, ballistic helmets, hard hats and circuit boards. The primary raw materials that we source from third parties include rubber, high density polyethylene, chemical filter media, eye and face protective lenses, air cylinders, certain metals, electronic components and ballistic resistant and non-ballistic fabrics. We purchase these materials both domestically and internationally, and we believe our supply sources are both well established and reliable. We have close vendor relationship programs with the majority of our key raw material suppliers. Although we generally do not have long-term supply contracts, thus far we have not experienced any significant problems in obtaining adequate raw materials. Please refer to MSA's Form SD filed on June 2, 2014 for further information on our conflict minerals analysis. Form SD may be obtained free of charge at www.sec.gov.
Associates—At December 31, 2014, we employed approximately 5,000 associates, of which 2,900 were employed by our European and International segments. None of our U.S. associates are subject to the provisions of a collective bargaining agreement. Some of our associates outside the United States are members of unions. We have not experienced a significant work stoppage in over 10 years and believe our relations with our associates are strong.
Environmental Matters— Our facilities and operations are subject to laws and regulations relating to environmental protection and human health and safety. In the opinion of management, compliance with current environmental protection laws will not have a material adverse effect on our financial condition. See Item 1A, Risk Factors, for further information regarding our environmental risks which could impact the Company.
Seasonality— Our operating results are not significantly affected by seasonal factors. Sales are generally higher during the second and fourth quarters. During periods of economic expansion or contraction and following significant catastrophes, our sales by quarter have varied appreciably from this seasonal pattern. Government related sales tend to spike in the fourth quarter. North America sales tend to be strong during the petrochemical refinery turnaround seasons late in the first quarter, early in the second quarter and then again at the end of the third quarter and beginning of the fourth quarter. European sales are typically weaker in the summer holiday months. International has recently had strong fourth quarters, but seasonality can be strongly affected by the timing of delivery of larger orders. Invoicing and the delivery of larger orders can affect sales patterns variably across all reporting segments.
Available Information—Our Internet address is www.MSAsafety.com. We make the following filings available free of charge on the Investor Relations page on our website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statement. Information contained on our website is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers like us who file electronically with the SEC. You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549-0213. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Item 1A. Risk Factors
Unfavorable economic and market conditions could materially and adversely affect our business, results of operations and financial condition.
We are subject to risks arising from adverse changes in global economic conditions. Although economic conditions generally improved in 2014, the global economy remains unstable. For example, we are currently seeing a slowdown in China and recessionary conditions in Brazil. We expect economic conditions will continue to be challenging and uneven for the foreseeable future. Adverse changes in economic conditions could result in declines in revenue, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by the economic challenges faced by our customers and suppliers.

Over the past several years our sales have been positively impacted by the General Monitors acquisition and the organic growth within MSA's line of core products. The increase in sales, primarily to the oil, gas and petrochemical market, exposes MSA to the risks of doing business in that global market. Additionally, we estimate that roughly 35% percent of our global business is sold into energy market vertical. Approximately 10% - 15% of consolidated revenue primarily in industrial head protection and portable gas detection is more exposed to a pull back in employment trends across the energy market. Another 5% - 10% of consolidated revenue, primarily in the FGFD product line is more exposed to a pull back in capital equipment spending within the energy market. It is possible that the volatility in upstream, midstream and downstream markets, driven partly by geopolitical factors, could negatively impact our business and our results of operations and financial condition.
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
We are subject to extensive regulation from U.S. federal, state, and local governments, as well as the governments of the countries in which we conduct business. Failure to comply with these regulations could result in severe civil or criminal penalties, sanctions or significant changes to our operations. These actions could have a materially adverse effect on our business, results of operations and financial condition.
We are subject to various environmental laws and any violation of these laws could adversely affect our results of operations.
Included in the extensive laws, regulations and ordinances, to which we are subject, are those relating to the protection of the environment. Examples include those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes and the maintenance of a safe workplace. These laws impose penalties for noncompliance and liability for response costs and certain damages resulting from past and current spills, disposals, or other releases of hazardous materials. We could incur substantial costs as a result of noncompliance with or liability for cleanup pursuant to these environmental laws. Such laws continue to change, and we may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted, these future laws could have a materially adverse effect on our results of operations.
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
MSA and its subsidiaries face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Although we have not frequently experienced any material uninsured losses due to product liability claims, it is possible that we could experience material losses in the future. In the event any of our products prove to be defective, we could be required to recall or redesign such products. In addition, we may voluntarily recall or redesign certain products that could potentially be harmful to end users. Any claim or product recall that results in significant expense or adverse publicity against us, could have a materially adverse effect on our business, operating results and financial condition, including any successful claim brought against us in excess or outside of available insurance coverage.
In the normal course of business, we make payments to settle product liability claims and for related legal fees and we record receivables for the amounts covered by insurance. Our insurance receivables totaled $220.5 million at December 31, 2014. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future. Amounts due from insurance carriers are subject to insolvency risk. Failure to recover amounts due from our insurance carriers could have a materially adverse effect on our business, operating results and financial condition. Mine Safety Appliances Company, LLC, ("MSA LLC") is currently involved in insurance coverage litigation with a number of insurance carriers. When those matters are fully resolved, MSA LLC will be responsible for expenses related to cumulative trauma product liability claims. Please refer to Note 18 in Part II Item 8 of this Form 10-K for further details.
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

Our plans to continue to improve productivity and reduce complexity and costs associated with its European segment may not be successful, which could adversely affect its ability to compete.
MSA is transitioning to a principal operating company for parts of its European business segment. This model will continue to integrate our historically individually managed entities, into one that is a centrally managed organization. We plan to leverage the benefits of scale created from this approach and are in the process of implementing a more efficient and cost-effective enterprise resource planning system. MSA runs the risk that these and similar initiatives may not be completed substantially as planned, may be more costly to implement than expected, or may not have the positive effects anticipated. In addition, these various initiatives require MSA to implement a significant amount of organizational change which could divert management’s attention from other concerns, and if not properly managed, could cause disruptions in our day-to-day operations and have a negative impact on MSA's financial results. It is also possible that other major productivity and streamlining programs may be required in the future.
We have significant international operations and are subject to the risks of doing business in foreign countries.
We have business operations in over 40 foreign countries. In 2014, approximately half of our net sales were made by operations located outside the United States. Our international operations are subject to various political, economic and other risks and uncertainties, which could adversely affect our business. These risks include the following:

•	unexpected changes in regulatory requirements;

•	changes in trade policy or tariff regulations;

•	changes in tax laws and regulations;

•	changes to the company's legal structure could have unintended tax consequences;

•	intellectual property protection difficulties;

•	difficulty in collecting accounts receivable;

•	complications in complying with a variety of foreign laws and regulations, some of which may conflict with U.S. laws;

•	trade protection measures and price controls;

•	trade sanctions and embargoes;

•	nationalization and expropriation;

•	increased international instability or potential instability of foreign governments;

•	effectiveness of worldwide compliance with MSA's anti-bribery policy, local laws and the Foreign Corrupt Practices Act

•	the ability to effectively negotiate with labor unions in foreign countries;

•	the need to take extra security precautions for our international operations; and

•	costs and difficulties in managing culturally and geographically diverse international operations.
Any one or more of these risks could have a negative impact on the success of our international operations and, thereby, materially and adversely affect our business as a whole.
Our future results are subject to the risk that purchased components and materials are unavailable or available at excessive cost due to material shortages, excessive demand, currency fluctuation and other factors.
We depend on various components and materials to manufacture our products. Although we have not experienced any difficulty in obtaining components and materials, it is possible that any of our supplier relationships could be terminated or otherwise disrupted. Any sustained interruption in our receipt of adequate supplies could have a materially adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to successfully manage price fluctuations due to market demand, currency risks or material shortages, or that future price fluctuations will not have a materially adverse effect on our business, results of operations and financial condition.

Because we derive a significant portion of our sales from the operations of our foreign subsidiaries, future currency exchange rate fluctuations may adversely affect our results of operations and financial condition, and may affect the comparability of our results between financial periods.
For the year ended December 31, 2014, the operations in our European and International segments accounted for approximately half of our net sales. The results of our foreign operations are generally reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years, and may continue to do so in the future. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position, and may affect the comparability of our results between financial periods. We cannot assure you that we will be able to effectively manage our exchange rate risks or that any volatility in currency exchange rates will not have a materially adverse effect on our results of operations and financial condition.
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
The success of our recently approved next generation G1 SCBA is dependent on our ability to manufacture the product in line with customer demand while controlling product cost.
The G1 SCBA has significant market potential; however, our success will depend upon our ability to increase production and execute key value based engineering efforts aimed at improving the cost profile of the product.
Our Safety Works joint venture may not be successful and/or may require us to provide product at margins that may have an adverse effect on our operations and profitability.
Our Safety Works joint venture provides a broad range of safety products and gloves to the North American do-it-yourself and independent contractor market through various channels. Pursuant to our existing product supply agreement to the joint venture, we are required to sell certain products to the joint venture at deeply discounted prices, resulting in reduced margins.
No assurances can be given that the existing product supply agreement will be renewed under similar terms when it expires. If the existing product supply agreement is not renewed under similar terms when it expires in 2016, no assurances can be given that the joint venture will be able to source similar products from third parties at prices needed to maintain current levels of profitability.
We may be required to recognize impairment charges for our long-lived assets or available for sale investments.
At December 31, 2014, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $435.2 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets and divestitures may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated shareholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to debt and equity markets.
Risks related to our defined benefit pension and other post-retirement plans may adversely impact our results of operations and cash flow.
Significant changes in actual investment return on pension assets, discount rates, and other factors could adversely affect our results of operations and pension contributions in future periods. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. For further information regarding our pension plans, refer to "Pensions and Other Post-retirement Benefits" in Note 13 of Item 8 Financial Statements and Supplementary Data.
If we fail to meet our debt service requirements or the restrictive covenants in our debt agreements or if interest rates increase, our results of operations and financial condition could be materially and adversely affected.
We have a substantial amount of debt upon which we are required to make scheduled interest and principal payments and we may incur additional debt in the future. A significant portion of our debt bears interest at variable rates that may increase in the future. Our debt agreements require us to comply with certain restrictive covenants. If we are unable to generate sufficient cash to service our debt or if interest rates increase, our results of operations and financial condition could be materially and adversely affected. Additionally, a failure to comply with the restrictive covenants contained in our debt agreements could result in a default, which if not waived by our lenders, could substantially increase borrowing costs and require accelerated repayment of our debt. Please refer to Note 11 of the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for commentary on our compliance with the restrictive covenants in our debt agreements as of December 31, 2014.

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
The following table sets forth a list of our primary facilities:

Location	Function	Square Feet	Owned or Leased
North America
Murrysville, PA	Manufacturing	295,000	Owned
Cranberry Twp., PA	Office, Research and Development and Manufacturing	212,000	Owned
New Galilee, PA	Distribution	120,000	Leased
Jacksonville, NC	Manufacturing	107,000	Owned
Queretaro, Mexico	Office, Manufacturing and Distribution	77,000	Leased
Cranberry Twp., PA	Research and Development	68,000	Owned
Lake Forest, CA	Office, Research and Development and Manufacturing	62,000	Leased
Corona, CA	Manufacturing	19,000	Leased
Torreon, Mexico	Office	15,000	Leased
Lake Forest, CA	Office	6,000	Owned
Europe
Berlin, Germany	Office, Research and Development, Manufacturing and Distribution	340,000	Leased
Chatillon sur Chalaronne, France	Office, Research and Development, Manufacturing and Distribution	94,000	Owned
Milan, Italy	Office	43,000	Owned
Rapperswil, Switzerland	Office	8,000	Leased
Glasgow, Scotland	Office	25,000	Leased
Mohammedia, Morocco	Manufacturing	24,000	Owned
Barcelona, Spain	Office	23,000	Owned
Galway, Ireland	Office and Manufacturing	20,000	Owned
Varnamo, Sweden	Office, Manufacturing and Distribution	18,000	Leased
Hoorn, Netherlands	Office and Distribution	12,000	Owned
Rajarhat, India	Office and Distribution	10,000	Leased
International
Suzhou, China	Office and Manufacturing	193,000	Owned
Sydney, Australia	Office, Manufacturing	84,000	Owned
Sao Paulo, Brazil	Office, Manufacturing and Distribution	74,000	Owned
Johannesburg, South Africa	Office, Manufacturing and Distribution	42,000	Leased
Lima, Peru	Office and Distribution	34,000	Owned
Santiago, Chile	Office and Distribution	32,000	Leased
Sydney, Australia	Manufacturing and Distribution	16,000	Leased
Buenos Aires, Argentina	Office and Distribution	9,000	Owned

Item 3. Legal Proceedings
Product Liability
MSA LLC, a subsidiary of MSA Safety Incorporated (formerly Mine Safety Appliances Company), categorizes the product liability losses that its various subsidiaries experience into two main categories: single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries which provide an objective basis for quantifying damages. MSA LLC estimates its liability for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims. The estimate for unreported claims is based on experience, sales volumes and other relevant information. The reserve for single incident product liability claims at December 31, 2014 and 2013 was $3.5 million and $4.0 million, respectively. Single incident product liability expense during the years ended December 31, 2014 and 2013 was not significant. Single incident product liability exposures are evaluated on an ongoing basis and adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. MSA LLC is presently named as a defendant in 2,326 lawsuits, some of which involve multiple plaintiffs. In these lawsuits, plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors.
A summary of cumulative trauma product liability lawsuit activity follows:

	2014	2013	2012
Open lawsuits, January 1	2,840	2,609	2,321
New lawsuits	542	489	750
Settled and dismissed lawsuits	(1,056)	(258)	(462)
Open lawsuits, December 31	2,326	2,840	2,609
More than half of the open lawsuits at December 31, 2014 have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any point due to changes in circumstances.
Cumulative trauma product liability litigation has been difficult to predict. In our experience, until late in a lawsuit, we cannot reasonably determine whether it is probable that any of MSA LLC's cumulative trauma lawsuits will ultimately result in a liability. This uncertainty is caused by many factors, including the following: cumulative trauma complaints generally do not provide information sufficient to determine if a loss is probable; cumulative trauma litigation is inherently unpredictable; and information is often insufficient to determine if a lawsuit will develop into an actively litigated case. Even when a case is actively litigated, it is often difficult to determine if the lawsuit will be dismissed or otherwise resolved until late in the lawsuit. Moreover, even once it is probable that such a lawsuit will result in a loss, it is often difficult to reasonably estimate the amount of actual loss that will be incurred. These amounts are highly variable and turn on a case-by-case analysis of the relevant facts, which are often not learned until late in the lawsuit. Consequently, MSA LLC has historically been unable to estimate its cumulative trauma product liability exposure.
As part of the company's ongoing assessment of the ability to estimate MSA LLC's cumulative trauma product liability exposure for both pending and unasserted claims, in the 2014 third quarter, MSA LLC engaged an outside valuation consultant to assist with this effort. This assessment was based on MSA LLC’s cumulative claims experience, including recent claims trends, and the development of enhanced claims data analytics. The analysis focused on claims made or resolved over the last several years as these claims are likely to best represent future claim characteristics.
After extensive review by the valuation consultant, MSA LLC and its outside counsel, it was determined that MSA LLC cannot estimate its liability for cumulative trauma product liability claims. This is a result of numerous factors including annual claims levels and indemnity payments that are highly variable and a lack of consistency in the source of the claims. MSA LLC will continue to regularly evaluate its ability to estimate its cumulative trauma product liability exposure.

During the 2014 fourth quarter and into January 2015, MSA LLC settled a number of cumulative trauma cases for $71.8 million, the vast majority of which were insured. The impact of these settlements has been reflected in MSA Safety Incorporated’s 2014 financial statements and in the above roll-forward of lawsuits. As a result of these settlements, at December 31, 2014, the cumulative trauma product liability reserve totaled $74.9 million, most of which will be paid equally over four quarters, beginning in the 2015 third quarter and ending in the 2016 second quarter. Of this amount, $35.1 million was recorded in other non-current liabilities and the remainder was recorded in the insurance and product liability line in the current liabilities section of the consolidated balance sheet. The cumulative trauma product liability reserve totaled $5.6 million at December 31, 2013. All of this amount was recorded in the insurance and product liability line in the other current liabilities section of the consolidated balance sheet. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities. Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2014, totaled approximately $169.6 million, substantially all of which was insured.
Insurance Receivable
With some common contract exclusions, we maintain insurance for cumulative trauma product liability claims. We have purchased insurance policies for the policy years from 1952-1986 from over 20 different insurance carriers that provide coverage for cumulative trauma product liability losses, and in many instances, related defense costs (the "Occurrence-Based Policies"). The available limits of these policies well exceed the recorded insurance receivable balance.
In the normal course of business, we make payments to settle product liability claims and for related defense costs. We record receivables for the amounts that are covered by insurance. Since December 31, 2013, the insurance receivable has increased by $95.7 million as a result of the above noted settlements and related defense costs.
Various factors could affect the timing and amount of recovery of the insurance receivable, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future.
Insurance receivables at December 31, 2014 totaled $220.5 million, of which $2.0 million is reported in other current assets and $218.5 million in other non-current assets. Insurance receivables at December 31, 2013 totaled $124.8 million, all of which is reported in other non-current assets.
A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	2014	2013	2012
Balance January 1	$124.8	$130.0	$112.1
Additions	98.2	34.0	29.7
Collections and settlements	(2.5)	(39.2)	(11.8)
Balance December 31	220.5	124.8	130.0
Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the year ended December 31, 2014, 2013 and 2012 were $3.9 million, $1.7 million and $2.1 million, respectively. Collections primarily represent agreements with insurance companies to pay amounts due that are applicable to cumulative trauma claims. In cases where the payment stream covers multiple years, the present value of the payments is recorded as a note receivable (current and long term) in the balance sheet within prepaid expenses and other current assets and other noncurrent assets.
MSA LLC believes that the increase in its insurance receivable balance that it has experienced since 2005 is primarily due to disagreements among its insurance carriers, and consequently with MSA LLC, as to when the individual obligations of insurance carriers to pay are triggered and the amount of each insurer’s obligation, as compared to other insurers. MSA LLC believes that its insurers do not contest that they have issued policies to our subsidiaries or that these policies cover cumulative trauma product liability claims. We believe that successful resolution of insurance litigation with various insurance carriers in recent years demonstrates that we have strong legal positions concerning MSA LLC's rights to coverage.
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
Although it is impossible to predict the ultimate outcome of current open claims, based on current information, our experience in handling these matters, and our substantial insurance program, we do not believe that the resolution of these claims will have a material adverse effect on our future financial condition or liquidity.

Insurance Litigation
MSA LLC is currently involved in insurance coverage litigation with a number of our insurance carriers regarding its Occurrence-Based Policies.
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
In 2010, North River sued MSA LLC (as Mine Safety Appliances Company) in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies. MSA LLC asserted claims against North River for breaches of contract for failures to pay amounts owed to MSA LLC. MSA LLC also alleges that North River engaged in bad-faith claims handling. MSA LLC believes that North River’s refusal to indemnify us under these policies for product liability losses and legal fees paid by MSA LLC is wholly contrary to Pennsylvania law and MSA LLC is vigorously pursuing the legal actions necessary to collect all due amounts. Summary judgment on certain issues is pending with the court. A trial date has not yet been scheduled.
In July 2010, MSA LLC (as Mine Safety Appliances Company) filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of its excess insurance carriers concerning the future rights and obligations of MSA LLC and its excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of its rights under the insurance policies issued by the insurers. Motions for summary judgment on certain issues will be submitted to the court at various times in 2015. A trial date is currently scheduled for the second quarter of 2016.
MSA LLC has resolved claims against certain of its insurance carriers on some of their policies, including the Occurrence-Based Policies through negotiated settlements. When a settlement is reached, MSA LLC dismisses the settling carrier from relevant above noted lawsuit(s). Assuming satisfactory resolution, once disputes are resolved with each of the remaining carriers responsible for the Occurrence-Based Policies, MSA LLC anticipates having commitments to provide future payment streams which should be sufficient to satisfy its recorded receivables due from insurance carriers. In addition, MSA LLC likely will retain some coverage through coverage-in-place agreements, although that coverage may not be immediately accessible. When these insurance coverage matters are fully resolved, MSA LLC (and its coverage-in-place carriers, where applicable) will be responsible for expenses related to cumulative trauma product liability claims.
Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
The following sets forth the names and ages of our executive officers as of February 25, 2015, indicating all positions held during the past five years:

Name	Age	Title
William M. Lambert	56	President and Chief Executive Officer since May 2008.
Steven C. Blanco(a)	48	Vice President, Global Operational Excellence since April 2012.
Kerry M. Bove(b)	56	Vice President and President, MSA International Segment since November 2011.
Ronald N. Herring, Jr.(c)	54	Vice President and President, MSA Europe Segment since November 2011.
Douglas K. McClaine	57	Vice President, Secretary and General Counsel since May 2005.
Stacy McMahan(d)	51	Senior Vice President, Chief Financial Officer and Treasurer since August 2013.
Thomas Muschter(e)	54	Vice President, Global Product Leadership since November 2011.
Paul R. Uhler	56	Vice President, Global Human Resources since May 2006.
Nishan Vartanian(f)	55	Vice President and President, MSA North America Segment since August 2013.
Markus H. Weber(g)	50	Vice President and Chief Information Officer since April 2010.

(a)	Prior to joining MSA, Mr. Blanco served as Vice President of Manufacturing for the Electrical Sector of Eaton Corporation, a diversified power management company.

(b)	Prior to his present position, Mr. Bove was Vice President, Global Operational Excellence.

(c)	Prior to his present position, Mr. Herring was Vice President, Global Product Leadership.

(d)
Prior to her current position, Ms. McMahan served as Senior Vice President of Finance, MSA. Prior to joining MSA, Ms. McMahan served as Customer Channels Group Vice President, Finance, for Thermo Fisher Scientific, Inc., a global provider of laboratory equipment and supplies.

(e)	Prior to his present position, Dr. Muschter held the positions of Director, Research & Development, International; and Director, Research & Development, Europe.

(f)	Prior to his present position, Mr. Vartanian was Vice President, Fixed Gas and Flame Detection.

(g)	Prior to joining MSA, Mr. Weber served as Chief Information Officer of Berlin-Chemie AG, an international research-based pharmaceutical company.

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “MSA.” Stock price ranges and dividends declared were as follows:

	Price Range of Our Common Stock		Dividends
	High	Low
Year ended December 31, 2013
First Quarter	$51.07	$43.04	$0.28
Second Quarter	51.12	43.97	0.30
Third Quarter	55.38	46.60	0.30
Fourth Quarter	54.84	46.54	0.30
Year ended December 31, 2014
First Quarter	$57.94	$46.50	$0.30
Second Quarter	58.90	49.85	0.31
Third Quarter	61.08	49.37	0.31
Fourth Quarter	58.99	46.25	0.31
On February 12, 2015, there were 252 registered holders of our shares of common stock.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2014	1,858	$54.60	—	847,402
November 1 — November 30, 2014	2,715	57.64	—	886,587
December 1 — December 31, 2014	—	—	—	917,314
The Board of Directors has authorized the purchase of up to $100 million of MSA common stock either through private transactions or open market transactions. The share purchase program has no expiration date. The maximum shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We do not have any other share purchase programs. The above share purchases are related to stock compensation transactions.

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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MSA Safety Incorporated, the S&P 500 Index,
and the Russell 2000 Index
Assumes $100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Value at December 31,
	2009	2010	2011	2012	2013	2014
MSA Safety Incorporated	$100.00	$121.94	$133.81	$179.00	$219.84	$233.12
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
Russell 2000 Index	100.00	126.81	121.52	141.42	196.32	205.93
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2015.
Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.
Index Data: Copyright Russell Investments, Inc. Used with permission. All rights reserved.

Item 6. Selected Financial Data

(In thousands, except as noted)	2014	2013	2012	2011	2010
Statement of Income Data:
Net sales	$1,133,885	$1,112,058	$1,110,443	$1,112,814	$922,552
Income from continuing operations	87,447	85,858	87,557	67,518	35,886
Income from discontinued operations	1,059	2,389	3,080	2,334	2,218
Net income	88,506	88,247	90,637	69,852	38,104
Earnings per share attributable to MSA common shareholders:
Basic per common share (in dollars):
Income from continuing operations	$2.34	$2.31	$2.37	$1.85	$1.00
Income from discontinued operations	0.03	0.06	0.08	0.06	0.06
Net income	2.37	2.37	2.45	1.91	1.06
Diluted per common share (in dollars):
Income from continuing operations	$2.30	$2.28	$2.34	$1.81	$0.99
Income from discontinued operations	0.03	0.06	0.08	0.06	0.06
Net income	2.33	2.34	2.42	1.87	1.05
Dividends paid per common share (in dollars)	1.23	1.18	1.38	1.03	0.99
Weighted average common shares outstanding—basic	37,138	36,868	36,564	36,221	35,880
Weighted average common shares outstanding—diluted	37,728	37,450	37,042	36,831	36,422
Balance Sheet Data:
Total assets	$1,264,792	$1,234,270	$1,111,746	$1,115,052	$1,197,188
Long-term debt	245,000	260,667	272,333	334,046	367,094
Shareholders’ equity	533,809	566,452	462,955	433,666	451,368
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
On March 7, 2014, Mine Safety Appliances Company, a Pennsylvania corporation (“Old MSA”), completed a previously disclosed reorganization into a holding company structure (the “Reorganization”) in accordance with Section 1924(b)(4) of the Pennsylvania Business Corporation Law of 1988 (the “PBCL”). As a result of the Reorganization, Old MSA became a wholly-owned subsidiary of MSA Safety Incorporated (“New MSA”), a Pennsylvania corporation and previously a direct wholly-owned subsidiary of Old MSA. New MSA became the publicly traded holding company of Old MSA and its subsidiaries. New MSA and its subsidiaries continue to conduct the business and operations that Old MSA and its subsidiaries conducted immediately prior to the Reorganization.
MSA's South African personal protective equipment distribution business and MSA's Zambian operations had historically been part of the International reportable segment. In accordance with generally accepted accounting principles, these results are excluded from continuing operations and are presented as discontinued operations in all periods presented. Please refer to Note 19 Assets Held for Sale and Discontinued Operations, which is included in Part II Item 8 of this Form 10-K, for further commentary on these discontinued operations.
Sales from MSA's General Monitors companies were historically reported in the country from which product was shipped. Effective January 1, 2014, the General Monitors business has been fully integrated into MSA. As such, sales made by General Monitors companies are now allocated to each country based on the destination of the end-customer and other criteria based on the value added to the order. The 2013 and 2012 results presented below have been restated to reflect this change in allocation methodology. Please refer to Note 7 Segment Information, for further information.

BUSINESS OVERVIEW
We are a global leader in the development, manufacture and supply of products that protect people’s health and safety. Our safety products typically integrate any combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive lines of safety products are used by workers around the world in a broad range of markets including the oil and gas, fire service, mining and construction industries, as well as the military. We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of safety solutions for customers in key global markets.
We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into nine geographical operating segments that are aggregated into three reportable geographic segments: North America, Europe and International. Each segment includes a number of operating segments. In 2014, 48%, 28% and 24% of our net sales were made by our North American, European and International segments, respectively.
North America. Our largest manufacturing and research and development facilities are located in the United States. We serve our North American markets with sales and distribution functions in the U.S., Canada and Mexico.
Europe. Our European segment includes companies in most Western European countries, and a number of Eastern European countries along with locations in the Middle East and Russia. Our largest European companies, based in Germany and France, develop, manufacture and sell a wide variety of products. Operations in other European segment countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in Germany, France, the U.S., Ireland, Sweden and China, or are purchased from third party vendors.
International. Our International segment includes companies in South America, Africa and the Asia Pacific region, some of which are in developing regions of the world. Principal International segment manufacturing operations are located in Brazil and China. These companies manufacture products that are sold primarily in each company’s home country as well as regional markets. The other companies in the International segment focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in China, Germany, France and the U.S., or are purchased from third party vendors.
RESULTS OF OPERATIONS
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales from continuing operations. Net sales for the year ended December 31, 2014 were $1,133.9 million, an increase of $21.8 million, or 2%, from $1,112.1 million for the year ended December 31, 2013.
For the year ended December 31, 2014, local currency core product sales increased by 4%, comprising 74% of our total business. By product group, fixed gas & flame detection instruments increased 10%, portable gas detection instruments increased 9%, fall protection increased 5%, head protection increased 5%, and breathing apparatus decreased 7%, on a local currency basis. Local currency non-core sales increased 5%, primarily on higher helmet sales to fire and military markets in Europe.
The unfavorable translation effects of weaker foreign currencies decreased net sales, when stated in U.S. dollars, by $20.3 million. Excluding the impact of weakening foreign currencies, net sales increased $42.1 million or 4%.

Net Sales (Dollars in millions)	2014	2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
North America	$547.7	$533.2	$14.5	3%
Europe	321.6	293.1	28.5	10%
International	264.5	285.8	(21.3)	(7)%
Total	1,133.9	1,112.1	21.8	2%
Net sales in the North American segment were $547.7 million for the year ended December 31, 2014, an increase of $14.5 million, or 3%, compared to $533.2 million for the year ended December 31, 2013. Leading growth were shipments of FGFD, head protection, and portable gas instruments, up $13.1 million, $8.1 million, and $6.4 million, respectively. These increases were partially offset by an $11.3 million decrease in shipments of breathing apparatus to the fire segment, reflecting delays in securing product approvals of the Company's G1 SCBA platform and other small decreases across a broad range of product lines. The Company began shipping its G1 SCBA after receiving certification in late November, though these shipments were not overly material to results in 2014.

Net sales for the European segment were $321.6 million for the year ended December 31, 2014, an increase of $28.5 million, or 10%, compared to $293.1 million for the year ended December 31, 2013. Local currency sales in Europe increased $30.0 million, or 10%, on increased shipments of ballistic helmets, up $13.6 million on higher sales to military markets in Southern Europe, increased shipments of FGFD, up $12.5 million, primarily on strength in the Middle East, and higher sales of breathing apparatus, up $3.6 million on increased demand across the segment. Currency translation effects decreased European segment sales in the current year, when stated in U.S. dollars, by $1.5 million.
Net sales for the International segment were $264.5 million for the year ended December 31, 2014, a decrease of $21.3 million, or 7%, compared to $285.8 million for the year ended December 31, 2013. Local currency sales in the International segment decreased $3.8 million, or 1% on a lower level of breathing apparatus, FGFD, and head protection shipments, down $8.5 million, $2.8 million, and $2.1 million, respectively in the segment. These decreases, primarily in our Latin America, and Australia region, were partially offset by higher sales in portable gas detection instruments throughout Asia, Australia, and Latin America, up $6.2 million in the segment, as well as higher large shipments of fire helmets in Asia, driving a $2.1 million increase. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $17.5 million, reflecting weakening currencies across several International geographies, notably in Brazil, Argentina, Chile, and Australia.
Other income (loss). Other income for the year ended December 31, 2014 was $2.8 million, primarily related to a $2.2 million gain from the sale of detector tube assets in the European segment. The 2014 income compares with a loss of $0.2 million for the year ended December 31, 2013. In 2013, a $1.6 million land impairment loss in the North American segment was partially offset by interest income of $1.1 million and small gains from asset dispositions.
Gross profit. Gross profit for the year ended December 31, 2014 was $515.3 million, an increase of $18.5 million, or 4%, from $496.8 million for the year ended December 31, 2013. The ratio of gross profit to net sales was 45.4% for 2014 compared to 44.7% in 2013, reflecting higher gross profit in our North American and European segment. The higher gross profit ratio in 2014 was primarily related to the Company's ongoing focus of developing and introducing new products, pricing the MSA brand more effectively, lowering manufacturing costs and a more favorable sales mix weighted toward gas detection products.
Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2014 were $322.8 million, an increase of $13.6 million, or 4%, from $309.2 million for the year ended December 31, 2013. Selling, general and administrative expenses were 28.5% of net sales in 2014 compared to 27.8% of net sales in 2013. Local currency selling, general and administrative expenses increased $18.8 million in the current period, primarily reflecting the impact of corporate strategic initiatives and executing our Europe 2.0 program, and higher charges related to the self-insured portion of the Company's recent product liability settlements. Currency translation effects decreased selling, general and administrative expenses for the year ended December 31, 2014, when stated in U.S. dollars, by $5.2 million. The decrease reflects weakening currencies across several geographies in the International segment, notably a weaker Brazilian real, Argentine peso, and Australian dollar.
Research and development expenses. Research and development expenses were $48.2 million for the year ended December 31, 2014, an increase of $2.3 million, or 5%, from $45.9 million for the year ended December 31, 2013. The increase reflects our ongoing focus on developing innovative new core products, including the G1 SCBA, a revolutionary new product designed side by side with firefighters.
Restructuring and other charges. For the year ended December 31, 2014, we recorded charges of $8.5 million compared to charges of $5.3 million for the year ended December 31, 2013. European segment charges of $4.8 million related primarily to severance from staff reductions in Central and Southern Europe as well as reorganization costs in Central Europe. International segment charges of $3.7 million, primarily related to staff reductions in South Africa, Australia, and Brazil and asset disposals in Australia and South Africa, as the Company reduces its footprint and optimizes its cost structure in response to challenging economic conditions in certain markets.
For the year ended December 31, 2013, we recorded charges of $5.3 million. European segment charges of $3.0 million related primarily to staff reductions in Germany and the Netherlands. International segment charges of $2.3 million were primarily related to staff reductions in Australia and South Africa.
Interest expense. Interest expense for the year ended December 31, 2014 was $9.9 million, a decrease of $0.8 million, or 7%, from $10.7 million for the year ended December 31, 2013. The decrease in interest expense reflects lower borrowing levels in the current year as well as a reduction in borrowing costs associated with our debt refinancing activities in the first half of 2014.
Currency exchange. Currency exchange losses were $1.5 million during the year ended December 31, 2014, compared to losses of $5.5 million during the same period in 2013. In 2014, currency exchange losses primarily relate to weakening of the Russian ruble. Currency exchange losses in both periods were mostly unrealized and relate primarily to the effect of the strengthening U.S. dollar on intercompany balances.

Income tax provision. Our effective tax rate from continuing operations for the year ended December 31, 2014 was 32.3% compared to 29.3% for the year ended December 31, 2013. In 2014, the Company recognized a tax benefit for the research and development tax credit. In 2013, the Company recognized a tax benefit for the research and development tax credits for both 2012 and 2013. Additionally, an unfavorable income mix also contributed to the higher effective tax rate in 2014. As a result of the implementation of our principal operating model for parts of our European business, we expect to incur between $8 million and $10 million of nonrecurring exit tax charges during the first quarter of 2015.
Net income from continuing operations. Net income from continuing operations for the year ended December 31, 2014 was $87.4 million, an increase of $1.5 million, or 2%, from net income from continuing operations for the year ended December 31, 2013 of $85.9 million. Local currency net income increased by $3.6 million, or 4%. Currency translation effects decreased current period net income when stated in U.S. dollars, by $2.1 million. Basic earnings per share from continuing operations was $2.34 in 2014 compared to $2.31 in 2013, an increase of 3 cents per share, or 1%.
North American segment net income for the year ended December 31, 2014 was $73.9 million, an improvement of $11.1 million, or 18%, from $62.8 million for the year ended December 31, 2013. The increase in North American segment net income reflects higher sales, improved gross profit, and controlled selling, general, and administrative spending.
European segment net income for the year ended December 31, 2014 was $22.2 million, an increase of $2.0 million, or 10%, from $20.2 million for the year ended December 31, 2013. Local currency net income increased by $1.6 million, or 8%, reflecting increased sales and strong gross profit, partially offset by higher selling, general and administrative expense and restructuring expense. Currency translation effects increased European segment net income in the current year, when stated in U.S. dollars, by $0.4 million.
International segment net income for the year ended December 31, 2014 was $15.2 million, a decrease of $12.0 million, or 44%, from $27.2 million for the year ended December 31, 2013. Local currency net income declined $10.1 million, or 40%, and was primarily related to a lower level of sales, higher operating expense, and higher restructuring costs. Currency translation effects decreased current period International segment net income when stated in U.S. dollars, by $1.9 million, primarily due to a weaker Argentine peso, Brazilian real, and Chilean peso.
The net loss reported in reconciling items for the year ended December 31, 2014 was $23.8 million, compared to a net loss of $24.4 million for the year ended December 31, 2013. The lower loss during the year ended December 31, 2014 reflects favorable currency exchange impact and lower interest expense, partially offset by higher selling, general, and administrative expense related to corporate strategic initiatives.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net sales from continuing operations. Net sales for the year ended December 31, 2013 were $1,112.1 million, an increase of $1.7 million, from $1,110.4 million for the year ended December 31, 2012.
For the year ended December 31, 2013, local currency core product sales increased by 6%, comprising 73% of our total business, up from 70% for the year ended December 31, 2012. By product group, portable instruments increased 11%, fixed gas & flame detection instruments and fall protection each increased 6%, breathing apparatus increased 4%, and head protection increased 3% on a local currency basis. Local currency non-core sales decreased 10% on a lower level of mining related business in the International segment, lower gas mask sales in the United States, and the absence of ballistic helmet sales in North America due to the divestiture of this business in the first half of 2012.
The unfavorable translation effects of weaker foreign currencies decreased net sales from continuing operations, when stated in U.S. dollars, by $9.5 million. Excluding the impact of weakening foreign currencies and the divestiture of our North American ballistic helmet business of $9.6 million, net sales from continuing operations increased $20.8 million or 2%.

Net Sales (Dollars in millions)	2013	2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
North America	$533.2	$532.2	$1.0	—%
Europe	293.1	290.4	2.7	1%
International	285.8	287.8	(2.0)	(1)%
Total	1,112.1	1,110.4	1.7	—%

Net sales by the North American segment were $533.2 million for the year ended December 31, 2013, an increase of $1.0 million, compared to $532.2 million for the year ended December 31, 2012. Excluding the effects of the divestiture of the North American ballistic helmet business, North American segment sales increased $10.6 million, or 2%, when compared to 2012. North American ballistic helmet sales were $9.6 million lower in 2013, reflecting the divestiture. During the year ended December 31, 2013, we continued to see growth in the fire service and industrial markets. Shipments of instruments, breathing apparatus, and head, eye and face protection were up $14.6 million, $3.2 million and $2.9 million, respectively. These increases were partially offset by a $7.6 million decrease in shipments of gas masks to military markets and other small decreases across a broad range of product lines.
Net sales for the European segment were $293.1 million for the year ended December 31, 2013, an increase of $2.7 million, or 1%, from $290.4 million for the year ended December 31, 2012. Local currency sales in Europe decreased $2.7 million on lower shipments of non-core product business to military and fire markets. The favorable translation effects of a stronger euro in 2013 increased European segment sales, when stated in U.S. dollars, by $5.4 million.
Net sales of our International segment were $285.8 million for the year ended December 31, 2013, a decrease of $2.0 million, or 1%, compared to $287.8 million for the year ended December 31, 2012. Local currency sales in the International segment increased $14.3 million, or 5%, as strength in the industrial markets was partially offset by weakness in the fire service and military markets. Shipments of instruments, breathing apparatus, and fall protection, up $12.9 million, $5.7 million and $2.0 million, respectively, were partially offset by lower shipments of head, eye, and face protection and circuit breathing apparatus, down $3.1 million and $2.7 million, respectively, as well as smaller decreases across a series of non-core product lines. Currency translation effects decreased International segment sales, when stated in U.S. dollars, by $16.3 million, primarily related to a weaker Australian dollar and Brazilian real.
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
Gross profit. Gross profit for the year ended December 31, 2013 was $496.8 million, an increase of $7.3 million, or 1%, from $489.5 million for the year ended December 31, 2012. The ratio of gross profit to sales was 44.7% for 2013 compared to 44.1% in 2012. The higher gross profit ratio in 2013 was primarily related to a more favorable proportion of core product sales, lower manufacturing costs including the effect of LIFO liquidations, and improved pricing.
Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2013 were $309.2 million, a decrease of $3.7 million, or 1%, from $312.9 million for the year ended December 31, 2012. Selling, general and administrative expenses were 27.8% of sales in 2013 compared to 28.2% of sales in 2012. Local currency selling, general and administrative expenses decreased $0.9 million for the year ended December 31, 2013. The decrease reflects reduced administrative expense in our International and European segments and lower legal expense associated with the product liability matters, partially offset by higher pension expense. Currency translation effects decreased selling, general and administrative expenses for the year ended December 31, 2013, when stated in U.S. dollars, by $2.8 million. The decrease was primarily related to a weaker Australian dollar, Brazilian real and South African rand, partially offset by a stronger euro.
Research and development expenses. Research and development expenses were $45.9 million for the year ended December 31, 2013, an increase of $5.0 million, or 12%, from $40.9 million for the year ended December 31, 2012. The increase reflects our ongoing focus on developing innovative new core products, including the G1 SCBA and FAS-Trac III Industrial Helmet Suspension.
Restructuring and other charges. For the year ended December 31, 2013, we recorded charges of $5.3 million. European segment charges of $3.0 million related primarily to staff reductions in Germany and the Netherlands. International segment charges of $2.3 million were primarily related to staff reductions in Australia and South Africa.
Charges of $2.8 million for the year ended December 31, 2012 were related to severance costs associated with staff reductions in our North American, European and International segments of $1.5 million, $1.1 million and $0.2 million, respectively.

Interest expense. Interest expense for the year ended December 31, 2013 was $10.7 million, a decrease of $0.6 million, or 5%, from $11.3 million for the year ended December 31, 2012. The decrease in interest expense reflects lower borrowing levels in 2013.
Currency exchange. Currency exchange losses were $5.5 million during the twelve months ended December 31, 2013, compared to losses of $3.2 million during the same period in 2012. Currency exchange losses in both periods were mostly unrealized and relate primarily to the effect of the strengthening U.S. dollar on intercompany balances.
Income tax provision. Our effective tax rate for the year ended December 31, 2013 was 29.3% compared to 32.0% for the year ended December 31, 2012. The lower effective tax rate for the year was primarily related to a tax benefit recognized for the research and development tax credit, including the benefit related to the recognition of the 2012 credit in January 2013. A favorable mix of income sourced from lower tax jurisdictions also contributed to the lower effective tax rate in 2013.
Net income from continuing operations. Net income from continuing operations for the year ended December 31, 2013 was $85.9 million, a decrease of $1.7 million, or 2%, from net income for the year ended December 31, 2012 of $87.6 million. Local currency net income decreased by $0.9 million. Currency translation effects decreased net income in 2013 when stated in U.S. dollars, by $0.8 million. Basic earnings per share from continuing operations was $2.31 in 2013 compared to $2.37 in 2012, a decrease of 6 cents per share, or 3%.
North American segment net income for the year ended December 31, 2013 was $62.8 million, an improvement of $4.4 million, or 8%, from $58.4 million for the year ended December 31, 2012. The increase in North American segment net income reflects higher sales and gross profits and decreased restructuring expense, partially offset by increased selling, general and administrative expenses from higher payroll, legal fees, and other professional services fees.
European segment net income for the year ended December 31, 2013 was $20.2 million, a decrease of $1.4 million, or 6%, from $21.6 million for the year ended December 31, 2012. Local currency net income decreased by $1.6 million, or 7%, reflecting lower gross profits on lower sales and increased restructuring expense, partially offset by lower selling, general and administrative expense. Currency translation impacts for the year ended December 31, 2013 increased European segment net income, when stated in U.S. dollars, by $0.2 million.
International segment net income for the year ended December 31, 2013 was $27.2 million, an increase of $2.4 million, or 10%, from $24.8 million for the year ended December 31, 2012. Local currency net income increased $3.1 million, or 13%, and was primarily related to increased gross profits from increased sales and lower selling, general and administrative expenses, partially offset by increased restructuring expense. Currency translation effects decreased 2013 International segment net income when stated in U.S. dollars, by $0.7 million, primarily due to a weaker Australian dollar and Brazilian real.
The net loss reported in reconciling items for the year ended December 31, 2013 was $24.4 million, compared to a net loss of $17.2 million for the year ended December 31, 2012. The higher loss during the year ended December 31, 2013 reflects higher currency exchange losses. Additionally, the year ended December 31, 2012 benefited from the previously-discussed one-time gain on the sale of land in our Cranberry Woods office park.
LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments, and acquisitions. Approximately 60% of our long-term debt is at fixed interest rates with repayment schedules through 2021. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2019. Substantially all of our borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations.
At December 31, 2014, we had cash and cash equivalents totaling $106.0 million, of which $96.2 million was held by our foreign subsidiaries. The $96.2 million of cash and cash equivalents are held by our foreign subsidiaries whose earnings are considered indefinitely reinvested at December 31, 2014. These funds could be subject to additional income taxes if repatriated. It is not practical to determine the potential income tax liability that we would incur if these funds were repatriated to the U.S. because the time and manner of repatriation is uncertain. We believe that domestic cash and cash equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period's foreign earnings, and the availability of our domestic line of credit are sufficient to fund our domestic liquidity requirements.
The Company's existing debt agreements, including its senior revolving credit facility and note purchase agreements were amended to reflect the changes in the Company's legal structure in March 2014. During this process, we were able to successfully renegotiate a number of our existing credit facilities to provide the Company with access to additional capital at low interest rates.

Our unsecured senior revolving credit facility provides for borrowings up to $300.0 million through 2019 and is subject to certain commitment fees. This credit facility has sub-limits for the issuance of letters of credit, swingline borrowings and foreign currency denominated borrowings; and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing indebtedness. The credit agreement also allows the Company to request increases in the aggregate commitments of the lenders of up to an additional $150.0 million. Loans under the revolving facility will bear interest, at a variable rate based on LIBOR or the federal funds rate, at the Company's option. Interest rates remained at 1.16% in 2014. At December 31, 2014, $193.0 million of the $300.0 million senior revolving credit facility was unused including letters of credit. We reduced borrowings on the senior revolving credit facility by $5.0 million in both 2014 and 2013.
The Company amended its existing $175.0 million senior unsecured shelf facility with a note holder in 2014. Under this agreement, the Company may request the note holder to purchase additional senior notes from time to time prior to March 7, 2017. The Company would be required to pay the note holder an issuance fee in addition to fees defined in the note purchase agreement upon issuance of additional senior notes.
Effective June 2, 2014, The Company entered into an additional $100.0 million note facility with a note holder. Under this agreement, the Company may issue senior notes to the note holder from time to time prior to June 2, 2017. The Company would be required to pay fees defined in the master note agreement upon issuance of senior notes.
Considering the above noted changes and our outstanding debt, the Company currently has access to approximately $618.0 million of capital at December 31, 2014. Refer to Note 11 to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
The Company redeemed the $4.0 million of industrial development debt on February 28, 2014.
Cash and cash equivalents increased $9.7 million during the year ended December 31, 2014, compared to an increase of $13.5 million during 2013 and an increase of $22.8 million during 2012.
Operating activities. Operating activities provided cash of $107.0 million in 2014, compared to providing cash of $110.8 million in 2013. Lower operating cash flow in 2014 is primarily related to higher insurance receivables, lower pension, and lower currency exchange losses, offset by changes in working capital. Insurance receivables related to cumulative trauma product liability losses were $220.5 million at December 31, 2014 compared to $124.8 million at December 31, 2013. Trade receivables were $211.4 million at December 31, 2014 compared to $200.4 million at December 31, 2013, reflecting a local currency increase of $23.5 million on strong sales results in the 2014 fourth quarter, partially offset by a $12.5 million decrease due to currency translation effects. Inventories were $123.0 million at December 31, 2014, compared to $136.8 million at December 31, 2013. Local currency inventory decreased $1.1 million on decreases in our European and International segments. Currency translation effects of $12.7 million decreased inventories. Accounts payable were $70.2 million at December 31, 2014 compared to $66.9 million at December 31, 2013. Local currency accounts payable increased $6.8 million, primarily in the European segment, offset by currency translation effects of $3.5 million.
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
Investing activities. Investing activities used cash of $30.7 million for the year ended December 31, 2014, compared to using $35.2 million in 2013. The decrease in cash used by investing activities in 2014 was due to lower capital expenditures and higher cash generated by property disposals. Cash generated from property disposals was $3.4 million in 2014 compared to $1.4 million in 2013. The cash received from property disposals in 2014 include proceeds from the sale of our detector tube assets. Capital expenditures were $33.6 million compared to $36.5 million in 2013. The $2.9 million decrease in expenditures was driven primarily from lower investment in manufacturing in the International segment.

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
Financing activities. Financing activities used cash of $58.1 million for the year ended December 31, 2014, compared to using cash of $58.2 million in 2013. During 2014, we paid down $15.7 million of long-term debt compared to paying down $11.7 million in 2013. We made dividend payments of $45.6 million during 2014, compared to $44.0 million during 2013. Dividends paid on our common stock during 2014 (our 98th consecutive year of dividend payments) were $1.23 per share. Dividends paid on our common stock in 2013 and 2012 were $1.18 and $1.38 per share, respectively. The 2012 dividend included a special one-time dividend of $0.28 per share that was paid on December 28, 2012. Restricted cash balances were $2.7 million at December 31, 2014 compared to $2.8 million at December 31, 2013 and were primarily used to support letter of credit balances.
Financing activities used cash of $58.2 million in 2013 compared to using cash of $110.5 million in 2012. During 2013, we paid down $11.7 million of long-term debt compared to paying down $63.0 million in 2012. We made dividend payments of $44.0 million during 2013, compared to $51.0 million during 2012.
CUMULATIVE TRANSLATION ADJUSTMENTS
The year-end position of the U.S. dollar relative to international currencies resulted in a translation loss of $40.0 million being credited to cumulative translation adjustments for the year ended December 31, 2014. This compares to a translation loss of $6.1 million in 2013 and a translation gain of $4.1 million in 2012. The translation loss in 2014 was primarily related to the weakening of the euro, Mexican peso, Argentine peso, and the South African rand. The translation loss in 2013 was primarily related to the weakening of the Australian dollar, Brazilian real and the Argentine peso. The translation gain in 2012 was primarily related to the strengthening of the euro.
COMMITMENTS AND CONTINGENCIES
We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2014 were as follows:

(In millions)	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt	$251.7	$6.7	$6.7	$26.7	$26.7	$131.7	$53.2
Operating leases	54.4	10.1	8.9	7.8	6.9	6.1	14.6
Totals	306.1	16.8	15.6	34.5	33.6	137.8	67.8

The significant obligations table does not include obligations to taxing authorities due to uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.
We expect to meet our 2015, 2016, 2017, and 2018 debt service obligations through cash provided by operations. Approximately $105.0 million of debt payable in 2019 relates to our unsecured senior revolving credit facility. We expect to generate sufficient operating cash flow to make payments against this amount each year. To the extent that a balance remains when the facility matures in 2019, we expect to refinance the remaining balance through new borrowing facilities.
The Company had outstanding bank guarantees and standby letters of credit with banks as of December 31, 2014 totaling $6.5 million, of which $2.8 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at December 31, 2014. The Company is also required to provide cash collateral in connection with certain arrangements. At December 31, 2014, the Company has $2.7 million of restricted cash in support of these arrangements.
We expect to make net contributions of $4.1 million to our pension plans in 2015.
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of our ordinary conduct of business.
Please refer to Note 18 to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for further discussion on the Company's product liabilities.

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
Product liability. We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. MSA LLC, a subsidiary of MSA Safety Incorporated (formerly Mine Safety Appliances Company), categorizes the product liability losses that its various subsidiaries experience into two main categories: single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries which provide an objective basis for quantifying damages. MSA LLC estimates its liability for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims. The estimate for unreported claims is based on experience, sales volumes and other relevant information.
Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis or coal worker’s pneumoconiosis. MSA LLC is presently named as a defendant in 2,326 lawsuits, some of which involve multiple plaintiffs. In these lawsuits, plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors.
Cumulative trauma product liability litigation has been difficult to predict. In our experience, until late in a lawsuit, we cannot reasonably determine whether it is probable that any of MSA LLC's cumulative trauma lawsuits will ultimately result in a liability. This uncertainty was caused by many factors, including the following: cumulative trauma complaints generally do not provide information sufficient to determine if a loss is probable; cumulative trauma litigation is inherently unpredictable and information is often insufficient to determine if a lawsuit will develop into an actively litigated case. Even when a case is actively litigated, it is often difficult to determine if the lawsuit will be dismissed or otherwise resolved until late in the lawsuit. Moreover, even once it is probable that such a lawsuit will result in a loss; it is often difficult to reasonably estimate the amount of actual loss that will be incurred. These amounts are highly variable and turn on a case-by-case analysis of the relevant facts, which are often not learned until late in the lawsuit. Consequently, MSA LLC has historically been unable to estimate its cumulative trauma product liability exposure. As new information about cumulative trauma product liability claims and future developments becomes available, we reassess our potential exposures.
We record expenses for defense costs associated with open product liability lawsuits as incurred. With some common contract exclusions, we maintain insurance for cumulative trauma product liability claims. We have purchased insurance policies for the policy years from 1952-1986 from over 20 different insurance carriers that provide coverage for cumulative trauma product liability losses, and in many instances, related defense costs. The available limits of these policies well exceed the recorded insurance receivable balance. In the normal course of business, we make payments to settle product liability claims and for related defense costs. We record receivables for the amounts that are covered by insurance.
Due to uncertainty as to the ultimate outcome of pending and threatened claims, as well as the incidence of future claims, it is possible that future results could be materially affected by changes in our assumptions and estimates related to product liability matters, including our estimates of amounts receivable from insurance carriers. Our product liability expense averaged less than 1% of net sales during the three years ended December 31, 2014.

Product warranties. We accrue for the estimated probable cost of product warranties at the time that sales are recognized. Our estimates are principally based on historical experience. We also accrue for our estimates of the probable costs of corrective action when significant product quality issues are identified. These estimates are principally based on our assumptions regarding the cost of corrective action and the probable number of units to be repaired or replaced. Our product warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Due to the uncertainty and potential volatility of these factors, it is possible that future results could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these matters. Our product warranty expense averaged approximately 1% of net sales during the three years ended December 31, 2014.
Income taxes. We recognize deferred tax assets and liabilities using enacted tax rates to record the tax effect of temporary differences between the book and tax basis of recorded assets and liabilities. We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we adjust the related valuation allowances in the period that the change in circumstances occurs. We had valuation allowances of $3.8 million and $4.9 million at December 31, 2014 and 2013, respectively.
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
No deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which amounted to $334.7 million as of December 31, 2014. These earnings are considered to be reinvested for an indefinite period of time. Because we currently do not have any plans to repatriate these funds, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and, therefore, cannot reasonably estimate the associated tax liability. In cases where we intend to repatriate a portion of the undistributed earnings of our foreign subsidiaries, we provide U.S. income taxes on such earnings.
Pensions and other post-retirement benefits. We sponsor certain pension and other post-retirement benefit plans. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year. The discount rate assumptions used in determining projected benefit obligations are based on published long-term bond indices or a company-specific yield curve model.
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
All goodwill is assigned to reporting units. For goodwill impairment testing purposes, we consider our operating segments to be our reporting units. We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. Factors considered as part of the qualitative assessment include entity-specific industry, market and general economic conditions. In 2014 we elected to bypass the qualitative evaluation for all of our reporting units and performed a two-step quantitative test. Quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimate reporting unit fair value using a weighted average of fair values determined by discounted cash flow (DCF) and market approach methodologies, as we believe both are equally important indicators of fair value. A number of significant assumptions and estimates are involved in the application of the DCF model, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The betas used in calculating the individual reporting units’ weighted average cost of capital (WACC) rate are estimated for each reporting unit based on peer data. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of EBITDA at which peer companies are trading.

In the event the estimated fair value of a reporting unit per the weighted average of the DCF and market approach models is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill, which may involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations and shareholders’ equity. For 2014, based on our quantitative valuation, all of the fair values of our reporting units exceeded their carrying value by at least 35%.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
Please refer to Note 1 to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.
Currency exchange rates. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2014 by approximately $57.6 million and $2.8 million, or 5.1% and 3.2%, respectively.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2014, we had open foreign currency forward contracts with a U.S. dollar notional value of $60.9 million. A hypothetical 10% increase in December 31, 2014 forward exchange rates would result in a $6.1 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of our revolving credit facility, these financial instruments are reported at carrying values which approximate fair values.
We have $146.7 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.3 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
Actuarial assumptions. The most significant actuarial assumptions affecting our net periodic pension credit and pension obligations are discount rates, expected returns on plan assets and plan asset valuations. Discount rates and plan asset valuations are point-in-time measures. Expected returns on plan assets are based on our historical returns by asset class.
The following table summarizes the impact of changes in significant actuarial assumptions on our December 31, 2014 actuarial valuations.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	1%	(1)%	1%	(1)%	5%	(5)%
(Decrease) increase in net benefit cost	$(5,692)	$6,758	$(4,116)	$4,116	$(1,001)	$964
(Decrease) increase in projected benefit obligation	(70,914)	88,396	—	—	—	—
Increase (decrease) in funded status	70,914	(88,396)	—	—	22,265	(22,265)

Item 8. Financial Statements and Supplementary Data
Management’s Reports to Shareholders
Management’s Report on Responsibility for Financial Reporting
Management of MSA Safety Incorporated (the Company) is responsible for the preparation of the financial statements included in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgments of management. The other financial information contained in this annual report is consistent with the financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ WILLIAM M. LAMBERT
William M. Lambert Chief Executive Officer

/s/ STACY P. McMAHAN
Stacy P. McMahan Senior Vice President of Finance and Chief Financial Officer
February 25, 2015

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of MSA Safety Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MSA Safety Incorporated and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report to Shareholders appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 25, 2015

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Year ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Net sales	$1,133,885	$1,112,058	$1,110,443
Other income (loss), net (Note 14)	2,765	(175)	10,876
	1,136,650	1,111,883	1,121,319
Costs and expenses
Cost of products sold	618,536	615,213	620,895
Selling, general and administrative	322,797	309,206	312,858
Research and development	48,247	45,858	40,900
Restructuring and other charges (Note 2)	8,515	5,344	2,787
Interest expense	9,851	10,677	11,344
Currency exchange losses, net	1,509	5,452	3,192
	1,009,455	991,750	991,976
Income from continuing operations before income taxes	127,195	120,133	129,343
Provision for income taxes (Note 9)	41,044	35,145	41,401

Income from continuing operations	86,151	84,988	87,942
Income from discontinued operations (Note 19)	1,776	3,061	3,819
Net income	87,927	88,049	91,761

Net loss (income) attributable to noncontrolling interests	579	198	(1,124)

Net income attributable to MSA Safety Incorporated	88,506	88,247	90,637
Amounts attributable to MSA Safety Incorporated common shareholders:
Income from continuing operations	87,447	85,858	87,557
Income from discontinued operations (Note 19)	1,059	2,389	3,080
Net income	88,506	88,247	90,637

Earnings per share attributable to MSA Safety Incorporated common shareholders (Note 8)
Basic
Income from continuing operations	$2.34	$2.31	$2.37
Income from discontinued operations (Note 19)	$0.03	$0.06	$0.08
Net income	$2.37	$2.37	$2.45
Diluted
Income from continuing operations	$2.30	$2.28	$2.34
Income from discontinued operations (Note 19)	$0.03	$0.06	$0.08
Net income	$2.33	$2.34	$2.42
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2014	2013	2012
Net income	$87,927	$88,049	$91,761
Foreign currency translation adjustments	(40,568)	(7,281)	3,846
Pension and post-retirement plan actuarial (losses) and gains (Note 13)	(48,490)	54,951	(28,018)
Comprehensive (loss) income	(1,131)	135,719	67,589
Comprehensive loss (income) attributable to noncontrolling interests	1,176	1,331	(840)
Comprehensive income attributable to MSA Safety Incorporated	45	137,050	66,749
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED BALANCE SHEET

	December 31,
(In thousands, except share amounts)	2014	2013
Assets
Cash and cash equivalents	$105,998	$96,265
Trade receivables, less allowance for doubtful accounts of $7,821 and $7,306	211,440	200,364
Inventories (Note 3)	122,954	136,837
Deferred tax assets (Note 9)	23,830	22,458
Income taxes receivable	2,876	9,181
Prepaid expenses and other current assets (Note 16)	30,771	35,861
Total current assets	497,869	500,966

Property, plant, and equipment (Note 4)	151,352	152,755
Prepaid pension cost (Note 13)	75,017	121,054
Deferred tax assets (Note 9)	20,227	14,996
Goodwill (Note 12)	252,520	260,134
Intangible assets (Note 12)	31,323	35,029
Other noncurrent assets	236,484	149,336
Total assets	1,264,792	1,234,270

Liabilities
Notes payable and current portion of long-term debt (Note 11)	$6,700	$7,500
Accounts payable	70,210	66,902
Employees’ compensation	40,249	38,164
Insurance and product liability (Note 18)	47,456	14,251
Taxes on income (Note 9)	5,545	3,662
Other current liabilities	63,897	61,085
Total current liabilities	234,057	191,564

Long-term debt (Note 11)	245,000	260,667
Pensions and other employee benefits (Note 13)	174,598	152,084
Deferred tax liabilities (Note 9)	26,306	49,621
Other noncurrent liabilities (Note 18)	46,198	7,987
Total liabilities	726,159	661,923
Commitments and contingencies (Note 18)

Shareholders' Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 6)	3,569	3,569
Common stock, no par value (Note 6)	148,401	132,055
Stock compensation trust (Note 6)	—	(1,585)
Treasury shares, at cost (Note 6)	(286,557)	(281,524)
Accumulated other comprehensive loss	(166,730)	(78,269)
Retained earnings	835,126	792,206
Total shareholders’ equity	533,809	566,452
Noncontrolling interests	4,824	5,895
Total shareholders’ equity	538,633	572,347
Total liabilities and shareholders’ equity	1,264,792	1,234,270
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,
(In thousands)	2014	2013	2012
Operating Activities
Net income	$87,927	$88,049	$91,761
Depreciation and amortization	29,921	30,764	31,702
Pension expense (Note 13)	4,836	12,268	3,673
Net gain from investing activities—asset disposals (Note 14)	(2,094)	(436)	(8,396)
Stock-based compensation (Note 10)	9,053	10,337	10,010
Deferred income tax provision (Note 9)	(5,388)	(3,234)	213
Other noncurrent assets and liabilities	(53,482)	(18,162)	(14,104)
Currency exchange losses, net	1,393	5,127	3,151
Excess tax benefit related to stock plans (Note 6)	(2,573)	(2,246)	(2,799)
Other, net	(5,168)	4,386	1,103

Operating cash flow before changes in certain working capital items	64,425	126,853	116,314
(Increase) decrease in trade receivables	(23,480)	(13,171)	2,346
(Increase) decrease in inventories (Note 3)	(600)	(6,296)	2,677
Increase in accounts payable and accrued liabilities	56,988	10,732	17,776
Decrease (increase) in income taxes receivable, prepaid expenses and other current assets	9,698	(7,337)	11,363
Decrease (increase) in certain working capital items	42,606	(16,072)	34,162
Cash Flow From Operating Activities	107,031	110,781	150,476
Investing Activities
Capital expenditures	(33,583)	(36,517)	(32,209)
Property disposals	3,385	1,360	20,193
Other investing	(500)	—	(5,269)
Cash Flow From Investing Activities	(30,698)	(35,157)	(17,285)
Financing Activities
(Payments on) proceeds from short-term debt, net (Note 11)	(796)	662	(128)
Payments on long-term debt (Note 11)	(421,667)	(306,766)	(246,500)
Proceeds from long-term debt (Note 11)	406,000	295,100	183,500
Restricted cash	86	(2,790)	—
Cash dividends paid	(45,586)	(43,994)	(50,990)
Distributions to noncontrolling interests	—	(556)	—
Company stock purchases (Note 6)	(5,654)	(11,785)	(3,508)
Exercise of stock options (Note 6)	6,926	9,643	4,306
Excess tax benefit related to stock plans (Note 6)	2,573	2,246	2,799
Cash Flow From Financing Activities	(58,118)	(58,240)	(110,521)
Effect of exchange rate changes on cash and cash equivalents	(8,482)	(3,837)	110
Increase in cash and cash equivalents	9,733	13,547	22,780
Beginning cash and cash equivalents	96,265	82,718	59,938
Ending cash and cash equivalents	105,998	96,265	82,718
Supplemental cash flow information:
Interest payments	$9,663	$10,884	$10,772
Income tax payments	31,679	36,242	29,807
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND
ACCUMULATED OTHER COMPREHENSIVE LOSS

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances January 1, 2012	$708,306	$(103,184)
Net income	91,761	—
Foreign currency translation adjustments	—	3,846
Pension and post-retirement plan adjustments, net of tax of $11,364	—	(28,018)
(Income) loss attributable to noncontrolling interests	(1,124)	284
Common dividends	(50,948)	—
Preferred dividends	(42)	—
Balances December 31, 2012	747,953	(127,072)
Net income	88,049	—
Foreign currency translation adjustments	—	(7,281)
Pension and post-retirement plan adjustments, net of tax of $30,849	—	54,951
Loss attributable to noncontrolling interests	198	1,133
Common dividends	(43,952)	—
Preferred dividends	(42)	—
Balances December 31, 2013	792,206	(78,269)
Net income	87,927	—
Foreign currency translation adjustments	—	(40,568)
Pension and post-retirement plan adjustments, net of tax of $26,840	—	(48,490)
Loss attributable to noncontrolling interests	579	597
Common dividends	(45,544)	—
Preferred dividends	(42)	—
Balances December 31, 2014	835,126	(166,730)
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Significant Accounting Policies
Basis of Presentation—The Consolidated Financial Statements of MSA Safety Incorporated are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.
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
Restricted Cash—Restricted cash, which is designated for use other than current operations is included in the prepaid expenses and other current assets in the Consolidated Balance Sheet. Restricted cash balances were $2.7 million and $2.8 million at December 31, 2014 and December 31, 2013, respectively. These balances were used to support letter of credit balances.
Inventories—Inventories are stated at the lower of cost or market. Most U.S. inventories are valued on the last-in, first-out (LIFO) cost method. Other inventories are valued on the average cost method or at standard costs which approximate actual costs.
Property and Depreciation—Property is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, generally as follows: buildings 20 to 40 years and machinery and equipment 3 to 10 years. Expenditures for significant renewals and improvements are capitalized. Ordinary repairs and maintenance are expensed as incurred. Gains or losses on property dispositions are included in other income and the cost and related depreciation are removed from the accounts. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $26.2 million, $27.1 million and $27.5 million, respectively. Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow model.
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

Factors considered as part of the qualitative assessment include entity-specific industry, market and general economic conditions. We may elect to bypass the qualitative assessment for some or all of our reporting units and perform a two-step quantitative test. Quantitative testing involves estimating a reporting unit’s fair value. We estimate reporting unit fair value using discounted cash flow and market approach methodologies. There has been no impairment of our goodwill as of December 31, 2014.
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

Discontinued Operations and Assets Held For Sale—For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. Fair value is estimated using accepted valuation techniques such as a discounted cash flow model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the divestiture of a business may differ from the estimated fair value reflected in the Consolidated Financial Statements. Depreciation and amortization expense is not recorded on assets of a business to be divested once they are classified as held for sale.
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
Recently Adopted and Recently Issued Accounting Standards—In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity. This ASU amends the definition of a discontinued operation to include a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This ASU will be effective beginning in 2015. The adoption of this ASU may have a material effect on our consolidated financial statements in the event that we were to divest of a component that meets the definition of a discontinued operation.
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
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items. This ASU eliminates the requirement to separately present and disclose extraordinary and unusual items in the financial statements. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
Note 2—Restructuring and Other Charges
During the years ended December 31, 2014, 2013 and 2012, we recorded restructuring charges of $8.5 million, $5.3 million and $2.8 million, respectively. These charges were primarily related to reorganization activities.
For the year ended December 31, 2014, European segment charges of $4.8 million were primarily related to severance from staff reductions in Central and Southern Europe as well as reorganization costs in Central Europe. International segment charges of $3.7 million for the year ended December 31, 2014 were primarily related to staff reductions in South Africa, Australia, and Brazil and asset disposals in Australia and South Africa, as the Company continues to focus manufacturing efforts in line with our core products and respond to changing economic conditions.
For the year ended December 31, 2013, European segment charges of $3.0 million were primarily related to staff reductions in Germany and Netherlands. International segment charges of $2.3 million for the year ended December 31, 2013 were primarily related to staff reductions in Australia and South Africa.
For the year ended December 31, 2012, North America, Europe and International segment charges of $1.5 million, $1.1 million and $0.2 million, respectively were primarily related to severance costs associated with staff reductions.

Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	North America	Europe	International	Total
Reserve balances at January 1, 2012	$—	$4.3	$—	$4.3
Restructuring charges	1.5	1.1	0.2	2.8
Cash payments	(1.2)	(2.9)	—	(4.1)
Reserve balances at December 31, 2012	$0.3	$2.5	$0.2	$3.0
Restructuring charges	—	3.0	2.3	5.3
Cash payments	(0.3)	(3.8)	(2.5)	(6.6)
Reserve balances at December 31, 2013	$—	$1.7	$—	$1.7
Restructuring charges	—	4.8	3.7	8.5
Asset disposals	—	(0.4)	(1.7)	(2.1)
Cash payments	—	(3.5)	(1.8)	(5.3)
Reserve balances at December 31, 2014	$—	$2.6	$0.2	$2.8
Note 3—Inventories
The following table sets forth the components of inventory:

	December 31,
(In thousands)	2014	2013
Finished products	$67,713	$74,466
Work in process	8,942	8,108
Raw materials and supplies	46,299	54,263
Total inventories	122,954	136,837
Excess of FIFO costs over LIFO costs	44,468	44,670
Total FIFO inventories	167,422	181,507
Inventories stated on the LIFO basis represent 21% and 15% of total inventories at December 31, 2014 and 2013, respectively.
Reductions in certain inventory quantities during the years ended December 31, 2014 and 2013 resulted in liquidations of LIFO inventories carried at lower costs prevailing in prior years. The effect of LIFO liquidations during 2014 were inconsequential to changes in cost of sales or net income. The effect of LIFO liquidations during 2013 reduced cost of sales by $2.1 million and increased net income by $1.4 million.
Note 4—Property, Plant, and Equipment
The following table sets forth the components of property, plant and equipment:

	December 31,
(In thousands)	2014	2013
Land	$3,573	$3,835
Buildings	110,144	110,534
Machinery and equipment	335,318	349,667
Construction in progress	17,327	16,364
Total	466,362	480,400
Less accumulated depreciation	(315,010)	(327,645)
Net property	151,352	152,755

Note 5—Reclassifications Out of Accumulated Other Comprehensive Loss

	MSA Safety Incorporated			Noncontrolling Interests
(In thousands)	2014	2013	2012	2014	2013	2012
Pension and other post-retirement benefits
Balance at beginning of period	$(77,080)	$(132,031)	$(104,013)	$—	$—	$—
Unrecognized net actuarial (losses) gains	(84,495)	72,008	(45,793)	—	—	—
Unrecognized prior service credit	302	239	—	—	—	—
Tax benefit (expense)	29,832	(25,783)	13,833	—	—	—
Total other comprehensive (loss) income before reclassifications, net of tax	(54,361)	46,464	(31,960)	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service cost	(251)	(322)	(353)	—	—	—
Recognized net actuarial losses	9,114	13,875	6,764	—	—	—
Tax benefit	(2,992)	(5,066)	(2,469)	—	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	5,871	8,487	3,942	—	—	—
Total other comprehensive (loss) income	(48,490)	54,951	(28,018)
Balance at end of period	$(125,570)	$(77,080)	$(132,031)	$—	$—	$—
Foreign currency translation
Balance at beginning of period	$(1,189)	$4,959	$829	$(1,602)	$(469)	$(185)
Foreign currency translation adjustments	(39,971)	(6,148)	4,130	(597)	(1,133)	(284)
Balance at end of period	$(41,160)	$(1,189)	$4,959	$(2,199)	$(1,602)	$(469)
The reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 13—Pensions and Other Post-Retirement Benefits).
Note 6—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,373 shares issued and 52,878 shares held in treasury at December 31, 2014. There were no treasury purchases of preferred stock during the three years ended December 31, 2014. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of December 31, 2014.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 37,448,310 and 37,202,099 shares outstanding at December 31, 2014 and December 31, 2013, respectively. Common stock activity is summarized as follows:

	Shares			Dollars
(Dollars in thousands)	Issued	Stock Compensation Trust	Treasury	Common Stock	Stock Compensation Trust	Treasury Cost
Balances January 1, 2012	62,081,391	(1,162,784)	(24,226,017)	$97,276	$(6,070)	$(264,479)
Restricted stock awards	—	136,295	—	(711)	711	—
Restricted stock expense	—	—	—	4,891	—	—
Restricted stock forfeitures	—	—	(10,815)	(147)	—	—
Stock options exercised	—	223,022	—	3,141	1,165	—
Stock option expense	—	—	—	2,435	—	—
Performance stock issued	—	58,037	—	(303)	303	—
Performance stock expense	—	—	—	2,831	—	—
Tax benefit related to stock plans	—	—	—	2,799	—	—
Treasury shares purchased	—	—	(91,330)	—	—	(3,508)
Other, net	—	—	—	(77)	—	—
Balances December 31, 2012	62,081,391	(745,430)	(24,328,162)	112,135	(3,891)	(267,987)
Restricted stock awards	—	96,686	—	(505)	505	—
Restricted stock expense	—	—	—	4,244	—	—
Restricted stock forfeitures	—	—	(7,365)	(115)	—	—
Stock options exercised	—	277,687	—	8,194	1,449	—
Stock option expense	—	—	—	2,825	—	—
Performance stock issued	—	67,389	—	(352)	352	—
Performance stock expense	—	—	—	3,383	—	—
Tax benefit related to stock plans	—	—	—	2,246	—	—
Treasury shares purchased	—	—	(240,097)	—	—	(11,785)
Balances December 31, 2013	62,081,391	(303,668)	(24,575,624)	132,055	(1,585)	(279,772)
Restricted stock awards	—	72,291	13,936	(538)	377	161
Restricted stock expense	—	—	—	4,372	—	—
Restricted stock forfeitures	—	—	(4,078)	(346)	—	—
Stock options exercised	—	150,962	39,781	5,678	788	460
Stock option expense	—	—	—	2,355	—	—
Performance stock issued	—	80,415		(420)	420	—
Performance stock expense	—	—	—	2,705	—	—
Performance stock forfeitures	—	—	—	(33)	—	—
Tax benefit related to stock plans	—	—	—	2,573	—	—
Treasury shares purchased	—	—	(107,096)	—	—	(5,654)
Balances December 31, 2014	62,081,391	—	(24,633,081)	148,401	—	(284,805)

The Mine Safety Appliances Company Stock Compensation Trust was established to provide shares for certain benefit plans, including the management and non-employee directors’ equity incentive plans. Shares held by the Stock Compensation Trust, and the corresponding cost of those shares, are reported as a reduction of common shares issued. Differences between the cost of the shares held by the Stock Compensation Trust and the market value of shares released for stock-related benefits are reflected in common stock issued. The Company began issuing Treasury Shares for all Board of Director share based benefit plans in April 2014. The Company subsequently began issuing Treasury Shares for all share based benefit plans when the stock compensation trust was depleted in September 2014. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction.
The Board of Directors has authorized the purchase of up to $100 million of MSA common stock either through private transactions or open market transactions. The share purchase program has no expiration date. The maximum shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We do not have any other share purchase programs. The above treasury share purchases are related to stock compensation transactions.
Note 7—Segment Information
We are organized into nine geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: North America, Europe, and International.
The Company's sales are allocated to each country based primarily on the destination of the end-customer. Effective January 1, 2014, the General Monitors business has been fully integrated into MSA. As such, sales made by General Monitors companies now follow a similar allocation methodology by which sales are allocated to each country based on the destination of the end-customer and based on the value added to that order. In prior years, sales made by General Monitors companies were reported as domestic sales based on the country from which the product was shipped. The 2013 and 2012 results presented below have been restated to reflect this change in allocation methodology.
Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Reconciling Items	Consolidated Totals
2014
Sales to external customers	$547,739	$321,618	$264,528	$—	$1,133,885
Intercompany sales	116,795	113,914	18,449	(249,158)	—
Net income:
Continuing operations	73,874	22,187	15,234	(23,848)	87,447
Discontinued operations	—	—	1,059	—	1,059
Total assets	996,116	390,328	220,004	(341,656)	1,264,792
Interest income	995	111	711	5	1,822
Interest expense	30	104	16	9,701	9,851
Noncash items:
Depreciation and amortization	18,635	6,357	4,929	—	29,921
Pension income (expense)	1,977	(6,234)	(579)	—	(4,836)
Income tax provision	38,911	9,195	6,529	(13,591)	41,044
Capital expenditures	18,377	10,859	4,347	—	33,583
Net property	86,718	32,892	31,741	1	151,352
2013
Sales to external customers	533,161	293,092	285,805	—	1,112,058
Intercompany sales	120,952	98,491	22,136	(241,579)	—
Net income:
Continuing operations	62,835	20,204	27,206	(24,387)	85,858
Discontinued operations	—	—	2,389	—	2,389
Total assets	828,413	394,463	209,578	(198,184)	1,234,270
Interest income	243	90	809	—	1,142
Interest expense	52	175	2	10,448	10,677
Noncash items:
Depreciation and amortization	19,639	5,357	5,768	—	30,764
Pension expense	(4,765)	(6,328)	(1,268)	—	(12,361)
Income tax provision	31,654	6,735	9,069	(12,313)	35,145
Capital expenditures	17,887	11,833	6,797	—	36,517
Net property	84,104	33,162	35,488	1	152,755
2012
Sales to external customers	532,213	290,382	287,848	—	1,110,443
Intercompany sales	112,964	98,096	20,031	(231,091)	—
Net income:
Continuing operations	58,376	21,553	24,819	(17,191)	87,557
Discontinued operations	—	—	3,080	—	3,080
Total assets	718,545	352,601	209,979	(169,379)	1,111,746
Interest income	364	147	886	14	1,411
Interest expense	106	350	78	10,810	11,344
Noncash items:
Depreciation and amortization	21,382	5,354	4,966	—	31,702
Pension income (expense)	2,138	(4,700)	(1,111)	—	(3,673)
Income tax provision	35,537	7,771	10,450	(12,357)	41,401
Capital expenditures	20,119	5,106	6,984	—	32,209
Net property	84,923	25,460	37,081	1	147,465
Reconciling items consist primarily of intercompany eliminations and items reported at the corporate level.

Geographic information on sales to external customers, based on country of origin:

(In thousands)	2014	2013	2012
United States	$530,845	$528,178	$527,550
Germany	74,677	71,139	74,557
Other	528,363	512,741	508,336
Total	1,133,885	1,112,058	1,110,443
Geographic information on net property, based on country of origin:

(In thousands)	2014	2013	2012
United States	$85,247	$82,274	$82,820
Germany	17,654	16,882	8,781
China	15,128	16,010	14,780
Other	33,323	37,589	41,084
Total	151,352	152,755	147,465
The percentage of total sales by product group were as follows:

	2014	2013	2012
Fixed Gas and Flame Detection	23%	22%	20%
Breathing Apparatus	19%	21%	20%
Portable Gas Detection	15%	14%	13%
Head Protection	13%	13%	11%
Fall Protection	4%	4%	4%
Other	26%	26%	32%
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

(In thousands, except per share amounts)	2014	2013	2012
Net income attributable to continuing operations	$87,447	$85,858	$87,557
Preferred stock dividends	(41)	(41)	(41)
Income from continuing operations available to common equity	87,406	85,817	87,516
Dividends and undistributed earnings allocated to participating securities	(546)	(643)	(836)
Income from continuing operations available to common shareholders	86,860	85,174	86,680

Net income attributable to discontinued operations	$1,059	$2,389	$3,080
Preferred stock dividends	(1)	(1)	(1)
Income from discontinued operations available to common equity	1,058	2,388	3,079
Dividends and undistributed earnings allocated to participating securities	(7)	(18)	(29)
Income from discontinued operations available to common shareholders	1,051	2,370	3,050

Basic weighted-average shares outstanding	37,138	36,868	36,564
Stock options and other stock compensation	590	582	478
Diluted weighted-average shares outstanding	37,728	37,450	37,042
Antidilutive stock options	—	15	744

Earnings per share attributable to continuing operations:
Basic	$2.34	$2.31	$2.37
Diluted	$2.30	$2.28	$2.34

Earnings per share attributable to discontinued operations:
Basic	$0.03	$0.06	$0.08
Diluted	$0.03	$0.06	$0.08

Note 9—Income Taxes

(In thousands)	2014	2013	2012
Components of income before income taxes*
U.S. income	$58,209	$48,621	$67,043
Non-U.S. income	68,986	71,512	62,300
Income before income taxes	127,195	120,133	129,343
Provision for income taxes*
Current
Federal	$23,659	$18,656	$18,774
State	1,349	1,492	2,556
Non-U.S.	21,101	18,453	19,438
Total current provision	46,109	38,601	40,768
Deferred
Federal	(3,650)	(3,582)	(518)
State	317	(483)	(125)
Non-U.S.	(1,732)	609	1,276
Total deferred provision	(5,065)	(3,456)	633
Provision for income taxes	41,044	35,145	41,401
*The components of income before income taxes and the provision for income taxes relate to continuing operations.
Included in discontinued operations is tax expense of $0.6 million in 2014, $1.4 million in 2013 and $1.1 million in 2012.
Cash flows from operations in the Consolidated Statement of Cash Flows include a deferred income tax (benefit) provision from discontinued operations of $(0.3) million, $0.2 million and $(0.4) million in 2014, 2013 and 2012, respectively.
Reconciliation of the U.S. federal income tax rates to our effective tax rate:

	2014	2013	2012
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—U.S.	0.8	0.6	1.2
Taxes on non-U.S. income	(2.2)	(4.5)	(1.0)
Research and development credit	(0.7)	(1.5)	—
Manufacturing deduction credit	(1.0)	(1.1)	(2.0)
Valuation allowances	(0.6)	0.5	(0.2)
Other	1.0	0.3	(1.0)
Effective income tax rate	32.3%	29.3%	32.0%

Components of deferred tax assets and liabilities:

	December 31,
(In thousands)	2014	2013
Deferred tax assets
Book expenses capitalized for tax	$6,336	$7,204
Post-retirement benefits	23,335	18,027
Inventory reserves	3,147	5,550
Vacation allowances	932	1,036
Net operating losses and tax credit carryforwards	7,479	6,711
Post employment benefits	2,382	757
Foreign tax credit carryforwards	11,231	2,227
Stock options	10,157	10,185
Liability insurance	3,918	3,686
Basis of capital assets	1,009	891
Warranties	3,210	3,049
Reserve for doubtful accounts	1,948	1,569
Accrued payroll	4,319	2,475
Other	5,801	6,838
Total deferred tax assets	85,204	70,205
Valuation allowances	(3,763)	(4,938)
Net deferred tax assets	81,441	65,267
Deferred tax liabilities
Property, plant and equipment	(9,269)	(8,935)
Pension	(22,195)	(40,833)
Intangibles	(30,180)	(25,212)
Other	(2,045)	(2,455)
Total deferred tax liabilities	(63,689)	(77,435)
Net deferred taxes	17,752	(12,168)
At December 31, 2014, we had net operating loss carryforwards of approximately $28.4 million, all of which are in non-U.S. tax jurisdictions. Net operating loss carryforwards of $1.6 million will expire in 2016, which are offset by valuation allowances. The remainder either have a valuation allowance or may be carried forward for a period of at least seven years.
No deferred U.S. income taxes have been provided on undistributed earnings of non-U.S. subsidiaries, which amounted to $334.7 million as of December 31, 2014. These earnings are considered to be reinvested for an indefinite period of time. Because we currently do not have any plans to repatriate these funds, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and, therefore, cannot reasonably estimate the associated tax liability. In cases where we intend to repatriate a portion of the undistributed earnings of our foreign subsidiaries, we provide U.S. income taxes on such earnings.
A reconciliation of the change in the tax liability for unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows:

(In thousands)	2014	2013
Beginning balance	$5,888	$9,520
Adjustments for tax positions related to the current year	4,072	(3,628)
Adjustments for tax positions related to prior years	3	97
Statute expiration	(106)	(101)
Ending balance	9,857	5,888

The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have recognized tax benefits associated with these liabilities in the amount of $5.2 million and $5.1 million at December 31, 2014 and 2013, respectively.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.5 million at December 31, 2013. During 2014, we increased interest related to uncertain tax positions by $0.3 million. Our liability for accrued interest and penalties related to uncertain tax positions was $0.8 million at December 31, 2014.
We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our U.S. federal returns have been completed through 2010, with the 2010 tax year closed by statute. Various state and foreign income tax returns may be subject to tax audits for periods after 2008.
Note 10—Stock Plans
The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2018. Management stock-based compensation includes stock options, restricted stock and performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. Stock options are granted at market prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Restricted stock is granted without payment to the company and generally vests three years after the grant date. Restricted stock is valued at the market value of the stock on the grant date. Performance stock units with a market condition are valued at an estimated fair value using the Monte Carlo model. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving the specified performance targets over the performance period. In general, unvested stock options, restricted stock and performance stock units are forfeited if the participant’s employment with the company terminates for any reason other than retirement, death or disability. We issue Treasury shares for stock option exercises and grants of restricted stock and performance stock. Please refer to Note 6 for further information regarding stock compensation share issuance. As of December 31, 2014, there were 1,441,276 and 170,766 shares, respectively, reserved for future grants under the management and non-employee directors’ equity incentive plans.
Stock-based compensation expense was as follows:

(In thousands)	2014	2013	2012
Restricted stock	$4,026	$4,129	$4,744
Stock options	2,355	2,825	2,435
Performance stock	2,672	3,383	2,831
Total compensation expense before income taxes	9,053	10,337	10,010
Income tax benefit	3,293	3,810	3,700
Total compensation expense, net of income tax benefit	5,760	6,527	6,310
We did not capitalize any stock-based compensation expense in 2014, 2013, or 2012.
Stock option expense is based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2014, 2013 and 2012.

	2014	2013	2012
Fair value per option	$17.26	$14.17	$10.77
Risk-free interest rate	2.1%	1.2%	1.2%
Expected dividend yield	2.4%	2.8%	3.1%
Expected volatility	41%	39%	41%
Expected life (years)	6.6	6.1	6.1
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

A summary of option activity follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding January 1, 2012	1,818,640	$30.94
Granted	196,469	37.33
Exercised	(223,022)	18.93
Expired	(5,093)	43.33
Forfeited	(2,334)	36.69
Outstanding December 31, 2012	1,784,660	33.05	1,100,300
Granted	188,407	49.03
Exercised	(277,687)	34.72
Outstanding December 31, 2013	1,695,380	34.55	1,178,657
Granted	138,519	51.69
Exercised	(190,743)	36.31
Expired	(1,071)	45.68
Forfeited	(23,524)	38.82
Outstanding December 31, 2014	1,618,561	35.74	1,147,712
For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2014 were as follows:

	Stock Options Outstanding
Range of Exercise Prices	Shares	Weighted-Average
		Exercise Price	Remaining Life
$17.83 – $29.33	541,669	$21.71	4.6 years
$33.55 – $40.88	507,688	37.14	4.7
$41.26 – $51.69	569,204	47.83	6.1
$17.83 – $51.69	1,618,561	35.74	5.2

	Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average
		Exercise Price	Remaining Life
$17.83 – $29.33	541,669	$21.71	4.6 years
$33.55 – $40.88	360,801	37.33	3.7
$41.26 – $48.95	245,242	45.17	3.0
$17.83 – $48.95	1,147,712	31.63	4.0
Cash received from the exercise of stock options was $6.9 million, $9.6 million and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The tax benefit we realized from these exercises was $1.0 million, $0.5 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The aggregate intrinsic value of stock options exercisable at December 31, 2014 was $25.0 million. The aggregate intrinsic value of all stock options outstanding at December 31, 2014 was $28.1 million.

A summary of restricted stock activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	512,254	$25.66
Granted	130,985	37.61
Vested	(209,897)	20.44
Forfeited	(15,499)	28.37
Unvested at December 31, 2012	417,843	31.92
Granted	92,448	48.98
Vested	(197,465)	27.42
Forfeited	(9,407)	40.23
Unvested at December 31, 2013	303,419	39.79
Granted	83,543	51.91
Vested	(108,245)	34.94
Forfeited	(9,974)	44.42
Unvested at December 31, 2014	268,743	45.34
A summary of performance stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	125,443	$25.27
Granted	54,928	41.33
Vested	(47,706)	18.23
Performance adjustments	5,679	26.39
Forfeited	(672)	41.45
Unvested at December 31, 2012	137,672	35.85
Granted	53,357	57.58
Vested	(45,809)	26.08
Performance adjustments	4,169	25.84
Unvested at December 31, 2013	149,389	46.32
Granted	46,242	57.42
Vested	(91,696)	39.19
Performance adjustments	41,428	39.42
Forfeited	(1,402)	48.85
Unvested at December 31, 2014	143,961	52.42
The 2014 performance adjustments above relate to the final number of shares issued for the 2011 Management Performance Units, which were 200% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2014.
During the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of stock options exercised (the difference between the market price on the date of exercise and the option price paid to exercise the option) was $3.7 million, $4.0 million and $4.4 million, respectively. The fair values of restricted stock vested during the years ended December 31, 2014, 2013 and 2012 were $5.8 million, $9.7 million and $8.0 million, respectively. The fair value of performance stock units vested during the year ended December 31, 2014 was $4.7 million.
On December 31, 2014, there was $5.2 million of unrecognized stock-based compensation expense. The weighted average period over which this expense is expected to be recognized was approximately one year.

Note 11—Short and Long-Term Debt
Short-Term Debt
Short-term borrowings with banks, which excludes the current portion of long-term debt, was $0.1 million and $0.8 million at December 31, 2014 and 2013, respectively. The average month-end balance of total short-term borrowings during 2014 was $0.1 million. The maximum month-end balance of $0.6 million occurred in January, 2014. The weighted average interest rates on short-term borrowings were 14% and 7% at December 31, 2014 and December 31, 2013, respectively.
Long-Term Debt

	December 31,
(In thousands)	2014	2013
Industrial development debt issues payable through 2022, 0.30%	$—	$4,000
2006 Senior notes payable through 2021, 5.41%	46,667	53,334
2010 Senior notes payable through 2021, 4.00%	100,000	100,000
Senior revolving credit facility maturing in 2019	105,000	110,000
Total	251,667	267,334
Amounts due within one year	6,667	6,667
Long-term debt	245,000	260,667
The Company completed a legal Reorganization on March 7, 2014. The Company's existing debt agreements, including its senior revolving credit facility and note purchase agreements were revised to reflect the changes in the Company's legal structure.
In connection with the legal Reorganization, the Company amended its unsecured senior revolving credit facility and extended the term of the facility until March 2019. This facility provides for borrowings of up to $300.0 million with sub-limits for the issuance of letters of credit, swingline borrowings and foreign currency denominated borrowings; and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing indebtedness. The credit agreement also allows the Company to request increases in the aggregate commitments of the lenders of up to an additional $150.0 million. Loans under the revolving facility will bear interest, at a variable rate based on LIBOR or the federal funds rate, at the Company's option. Interest rates remained at 1.16% in 2014. At December 31, 2014, $193.0 million of the $300.0 million senior revolving credit facility was unused including letters of credit.
The Company also amended its $175.0 million senior unsecured shelf facility with a note holder. Under this agreement, the Company may request the note holder to purchase additional senior notes from time to time prior to March 7, 2017. The Company would be required to pay the note holder an issuance fee in addition to fees defined in the note purchase agreement upon issuance of additional senior notes.
Effective June 2, 2014, The Company entered into an additional $100.0 million note facility with a note holder. Under this agreement, the Company may issue senior notes to the note holder from time to time prior to June 2, 2017. The Company would be required to pay fees defined in the master note agreement upon issuance of senior notes.
The Company had outstanding bank guarantees and standby letters of credit with banks as of December 31, 2014 totaling $6.5 million, of which $2.8 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders, insurance companies. No amounts were drawn on these arrangements at December 31, 2014. The Company is also required to provide cash collateral in connection with certain arrangements. At December 31, 2014, the Company has $2.7 million of restricted cash in support of these arrangements.
Approximate maturities on our long-term debt over the next five years are $6.7 million in 2015, $6.7 million in 2016, $26.7 million in 2017, $26.7 million in 2018, $131.7 million in 2019, and $53.2 million thereafter. The revolving credit facility and note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facility and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. We were in compliance with all of our debt covenants at December 31, 2014.
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
The Company redeemed the $4.0 million of industrial development debt on February 28, 2014.

Note 12—Goodwill and Intangible Assets
Changes in goodwill during the years ended December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Net balance at January 1	$260,134	$258,400
Currency translation	(7,614)	1,734
Net balance at December 31	252,520	260,134
At December 31, 2014, goodwill of $196.5 million, $53.9 million and $2.1 million related to the North American, European and International reporting segments, respectively.
Changes in intangible assets, net of accumulated amortization, during the years ended December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Net balance at January 1	$35,029	$38,648
Additions	500	—
Amortization expense	(2,979)	(3,708)
Currency translation	(1,227)	89
Net balance at December 31	31,323	35,029

(In thousands)		December 31, 2014			December 31, 2013
Intangible Assets:	Life	Gross Carrying Amount	Accumulated Amortization and Reserves	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Reserves	Net Carrying Amount
Distribution agreements	10-20 years	$27.5	$(6.5)	$21.0	27.6	$(5.5)	$22.1
Patents, trademarks and copyrights	5-20 years	13.5	(8.6)	4.9	14.3	(8.8)	5.5
Technology related assets	7-10 years	11.5	(6.6)	4.9	11.0	(4.7)	6.3
License agreements	10 years	6.8	(6.7)	0.1	7.1	(7.0)	0.1
Other	5-20 years	7.0	(6.6)	0.4	7.0	(6.0)	1.0
		66.3	(35.0)	31.3	67.0	(32.0)	35.0
Intangible asset amortization expense over the next five years is expected to be approximately $3.8 million in 2015, $3.6 million in 2016, $3.2 million in 2017, $1.9 million in 2018, and $1.9 million in 2019.
Note 13—Pensions and Other Post-retirement Benefits
We maintain various defined benefit and defined contribution plans covering the majority of our employees. Our principal U.S. plan is funded in compliance with the Employee Retirement Income Security Act (ERISA). It is our general policy to fund current costs for the international plans, except in Germany and Mexico, where it is common practice and permissible under tax laws to accrue book reserves.
We provide health care benefits and limited life insurance for certain retired employees who are covered by our principal U.S. defined benefit pension plan until they become Medicare-eligible.

Information pertaining to defined benefit pension plans and other post-retirement benefits plans is provided in the following table:

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Change in Benefit Obligations
Benefit obligations at January 1	$440,359	$463,806	$26,732	$30,551
Service cost	9,425	11,132	538	687
Interest cost	19,340	17,934	1,107	1,050
Participant contributions	130	136	259	144
Plan amendments	(302)	(239)	—	—
Actuarial losses (gains)	88,069	(34,248)	(200)	(4,107)
Benefits paid	(19,193)	(19,232)	(1,585)	(1,593)
Settlements	(717)	(1,474)	—	—
Currency translation	(17,917)	2,544	—	—
Benefit obligations at December 31	519,194	440,359	26,851	26,732
Change in Plan Assets
Fair value of plan assets at January 1	434,569	384,452	—	—
Actual return on plan assets	30,209	67,391	—	—
Employer contributions	4,077	4,053	1,326	1,449
Participant contributions	130	136	259	144
Settlements	(717)	(1,474)	—	—
Benefits paid	(16,507)	(16,316)	(1,585)	(1,593)
Reimbursement of German benefits	(2,686)	(2,916)	—	—
Currency translation	(3,776)	(757)	—	—
Fair value of plan assets at December 31	445,299	434,569	—	—
Funded Status
Funded status at December 31	(73,895)	(5,790)	(26,851)	(26,732)
Unrecognized transition losses	16	21	—	—
Unrecognized prior service cost (credit)	10	374	(1,858)	(2,193)
Unrecognized net actuarial losses	192,692	116,945	6,450	6,832
Net amount recognized	118,823	111,550	(22,259)	(22,093)
Amounts Recognized in the Balance Sheet
Noncurrent assets	75,017	121,054	—	—
Current liabilities	(5,380)	(5,518)	(1,457)	(1,695)
Noncurrent liabilities	(143,532)	(121,326)	(25,394)	(25,037)
Net amount recognized	(73,895)	(5,790)	(26,851)	(26,732)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial losses	192,692	116,945	6,450	6,832
Prior service cost (credit)	10	374	(1,858)	(2,193)
Unrecognized net initial obligation	16	21	—	—
Total (before tax effects)	192,718	117,340	4,592	4,639
Accumulated Benefit Obligations for all Defined Benefit Plans	479,764	403,682	—	—

	Pension Benefits			Other Benefits
(In thousands)	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$9,425	$11,132	$9,511	$538	$687	$694
Interest cost	19,340	17,934	19,018	1,107	1,050	1,265
Expected return on plan assets	(32,944)	(30,884)	(32,328)	—	—	—
Amortization of transition amounts	2	3	2	—	—	—
Amortization of prior service cost (credit)	84	102	101	(335)	(424)	(454)
Recognized net actuarial losses	8,639	13,323	6,235	182	552	529
Settlement loss	290	658	747	—	—	—
Termination benefits	—	—	387	—	—	—
Net periodic benefit cost	4,836	12,268	3,673	1,492	1,865	2,034
Amounts included in accumulated other comprehensive income expected to be recognized in 2015 net periodic benefit costs.

(In thousands)	Pension Benefits	Other Benefits
Loss recognition	$15,937	$320
Prior service cost (credit) recognition	66	(335)
Transition obligation recognition	2	—

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Assumptions used to determine benefit obligations
Average discount rate	3.63%	4.54%	3.85%	4.62%
Rate of compensation increase	3.03%	3.06%	—	—
Assumptions used to determine net periodic benefit cost
Average discount rate	4.54%	3.96%	4.62%	3.75%
Expected return on plan assets	8.20%	8.15%	—	—
Rate of compensation increase	3.06%	3.81%	—	—
Discount rates were determined using various corporate bond indexes as indicators of interest rate levels and movements and by matching our projected benefit obligation payment stream to current yields on high quality bonds.
The expected return on assets for the 2014 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on historical returns) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Pension Plan Assets at December 31,
	2014	2013
Equity securities	65%	71%
Fixed income securities	26	19
Pooled investment funds	5	5
Insurance contracts	3	3
Cash and cash equivalents	1	2
Total	100%	100%

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
The following table summarizes our pension plan assets measured at fair value on a recurring basis by fair value hierarchy level (See Note 17):

	December 31, 2014
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Equity securities	$233,156	$54,614	$248	$288,018
Fixed income securities	41,447	72,412	505	114,364
Pooled investment funds	—	22,623	—	22,623
Insurance contracts	—	—	15,069	15,069
Cash and cash equivalents	5,225	—	—	5,225
Total	279,828	149,649	15,822	445,299

	December 31, 2013
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Equity securities	$307,486	$—	$428	$307,914
Fixed income securities	36,749	47,545	—	84,294
Pooled investment funds	—	22,430	—	22,430
Insurance contracts	—	—	13,512	13,512
Cash and cash equivalents	6,067	—	352	6,419
Total	350,302	69,975	14,292	434,569
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
The following table presents a reconciliation of Level 3 assets:

(In thousands)	Insurance Contracts	Other
Balance January 1, 2013	$12,254	$—
Net realized and unrealized gains included in earnings	1,074	—
Net purchases, issuances and settlements	173	428
Transfers into Level 3	11	352
Balance December 31, 2013	13,512	780
Net realized and unrealized gains included in earnings	1,345	(180)
Net purchases, issuances and settlements	212	505
Transfers out of Level 3	—	(352)
Balance December 31, 2014	15,069	753
We expect to make net contributions of $4.1 million to our pension plans in 2015.
For the 2014 beginning of the year measurement purposes (net periodic benefit expense), 7.0% increase in the costs of covered health care benefits was assumed decreasing by 0.5% for each successive year to 4.5% in 2019 and thereafter. For the 2014 end of the year measurement purposes (benefit obligation), 7.0% increase in the costs of covered health care benefits was assumed decreasing by 0.5% for each successive year to 4.5% in 2020 and thereafter. A one-percentage-point change in assumed health care cost trend rates would have increased or decreased the other post-retirement benefit obligations and current year plan expense by approximately $1.6 million and $1.4 million, respectively.
Expense for defined contribution pension plans was $6.5 million in 2014, $5.8 million in 2013 and $5.9 million in 2012.
Estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $20.6 million in 2015, $20.9 million in 2016, $21.8 million in 2017, $22.7 million in 2018, $23.2 million in 2019, and are expected to aggregate $134.3 million for the five years thereafter. Estimated other post-retirement benefits to be paid during the next 5 years are $1.5 million in 2015, $1.6 million in 2016, $1.8 million in 2017, $2.0 million in 2018, $2.1 million in 2019, and are expected to aggregate $10.3 million for the five years thereafter.
Note 14—Other Income (Loss), Net

(In thousands)	2014	2013	2012
Interest income	$1,822	$1,142	$1,411
Gain on asset dispositions, net	2,094	436	8,396
Land impairment loss	(50)	(1,557)	—
Escrow settlement	—	—	4,790
Intangible asset impairment loss	—	—	(4,272)
Other, net	(1,101)	(196)	551
Total	2,765	(175)	10,876
During the year ended December 31, 2014, we recognized a $2.2 million gain on the sale of detector tube assets. See Note 19 for further information.
During the year ended December 31, 2013, impairment charges were taken on land not used in operations.

During the year ended December 31, 2012, we settled an escrow claim for indemnification with the sellers of General Monitors. Under the terms of the settlement, we received $4.8 million in December 2012. The settlement proceeds have been recognized in other income because the settlement occurred after the business combination measurement period ended. The escrow agreement has now expired and the remaining escrow account balance was released to the sellers. In addition, we recognized gains on the sale of assets totaling $8.4 million in 2012. These gains were primarily related to property sales in our Cranberry Woods office park. We also recognized a $4.3 million intangible asset impairment loss in 2012 when we discontinued our firefighter location development project.
Note 15—Leases
We lease office space, manufacturing and warehouse facilities, automobiles and other equipment under operating lease arrangements. Rent expense was $11.7 million in 2014, $12.9 million in 2013 and $12.5 million in 2012. Minimum rent commitments under noncancellable leases are $10.1 million in 2015, $8.9 million in 2016, $7.8 million in 2017, $6.9 million in 2018, $6.1 million in 2019 and $14.6 million thereafter.
Note 16—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts on a full mark-to-market basis and report the related gains or losses in currency exchange losses (gains) in the consolidated statement of income. At December 31, 2014, the notional amount of open forward contracts was $60.9 million and the unrealized loss on these contracts was $0.4 million. All open forward contracts will mature during the first quarter of 2015.
The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments.

	December 31,
(In thousands)	2014	2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts - prepaid expenses and other current assets	$(395)	$1,308
The following table presents the income statement location and impact of derivative financial instruments:

(In thousands)	Income Statement Location	Loss (Gain) Recognized in Income
		Year ended December 31,
		2014	2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange loss (gains), net	$2,002	$(755)
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
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. At December 31, 2014, the reported carrying amount of our fixed rate long-term debt (including the current portion) was $146.7 million and the fair value was $153.4 million. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar transactions as of December 31, 2014. The fair value of this debt was determined using Level 3 inputs as described above.
Note 18—Contingencies
Product Liability
MSA LLC, a subsidiary of MSA Safety Incorporated (formerly Mine Safety Appliances Company), categorizes the product liability losses that its various subsidiaries experience into two main categories: single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries which provide an objective basis for quantifying damages. MSA LLC estimates its liability for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims. The estimate for unreported claims is based on experience, sales volumes and other relevant information. The reserve for single incident product liability claims at December 31, 2014 and 2013 was $3.5 million and $4.0 million, respectively. Single incident product liability expense during the years ended December 31, 2014 and 2013 was not significant. Single incident product liability exposures are evaluated on an ongoing basis and adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. MSA LLC is presently named as a defendant in 2,326 lawsuits, some of which involve multiple plaintiffs. In these lawsuits, plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors.
A summary of cumulative trauma product liability lawsuit activity follows:

	2014	2013	2012
Open lawsuits, January 1	2,840	2,609	2,321
New lawsuits	542	489	750
Settled and dismissed lawsuits	(1,056)	(258)	(462)
Open lawsuits, December 31	2,326	2,840	2,609
More than half of the open lawsuits at December 31, 2014 have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any point due to changes in circumstances.
Cumulative trauma product liability litigation has been difficult to predict. In our experience, until late in a lawsuit, we cannot reasonably determine whether it is probable that any of MSA LLC's cumulative trauma lawsuits will ultimately result in a liability. This uncertainty is caused by many factors, including the following: cumulative trauma complaints generally do not provide information sufficient to determine if a loss is probable; cumulative trauma litigation is inherently unpredictable; and information is often insufficient to determine if a lawsuit will develop into an actively litigated case. Even when a case is actively litigated, it is often difficult to determine if the lawsuit will be dismissed or otherwise resolved until late in the lawsuit. Moreover, even once it is probable that such a lawsuit will result in a loss, it is often difficult to reasonably estimate the amount of actual loss that will be incurred. These amounts are highly variable and turn on a case-by-case analysis of the relevant facts, which are often not learned until late in the lawsuit. Consequently, MSA LLC has historically been unable to estimate its cumulative trauma product liability exposure.
As part of the company's ongoing assessment of the ability to estimate MSA LLC's cumulative trauma product liability exposure for both pending and unasserted claims, in the 2014 third quarter, MSA LLC engaged an outside valuation consultant to assist with this effort. This assessment was based on MSA LLC’s cumulative claims experience, including recent claims trends, and the development of enhanced claims data analytics. The analysis focused on claims made or resolved over the last several years as these claims are likely to best represent future claim characteristics.

After extensive review by the valuation consultant, MSA LLC and its outside counsel, it was determined that MSA LLC cannot estimate its liability for cumulative trauma product liability claims. This is a result of numerous factors, including annual claims levels and indemnity payments that are highly variable and a lack of consistency in the source of the claims. MSA LLC will continue to regularly evaluate its ability to estimate its cumulative trauma product liability exposure.
During the 2014 fourth quarter and into January 2015, MSA LLC settled a number of cumulative trauma cases for $71.8 million, the vast majority of which were insured. The impact of these settlements has been reflected in MSA Safety Incorporated’s 2014 financial statements and in the above roll-forward of lawsuits. As a result of these settlements, at December 31, 2014, the cumulative trauma product liability reserve totaled $74.9 million, most of which will be paid equally over four quarters, beginning in the 2015 third quarter and ending in the 2016 second quarter. Of this amount, $35.1 million was recorded in other non-current liabilities and the remainder was recorded in the insurance and product liability line in the current liabilities section of the consolidated balance sheet. The cumulative trauma product liability reserve totaled $5.6 million at December 31, 2013. All of this amount was recorded in the insurance and product liability line in the other current liabilities section of the consolidated balance sheet. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities. Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2014, totaled approximately $169.6 million, substantially all of which was insured.
Insurance Receivable
With some common contract exclusions, we maintain insurance for cumulative trauma product liability claims. We have purchased insurance policies for the policy years from 1952-1986 from over 20 different insurance carriers that provide coverage for cumulative trauma product liability losses, and in many instances, related defense costs (the "Occurrence-Based Policies"). The available limits of these policies well exceed the recorded insurance receivable balance.
In the normal course of business, we make payments to settle product liability claims and for related defense costs. We record receivables for the amounts that are covered by insurance. Since December 31, 2013, the insurance receivable has increased by $95.7 million as a result of the above noted settlements and related defense costs.
Various factors could affect the timing and amount of recovery of the insurance receivable, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future.
Insurance receivables at December 31, 2014 totaled $220.5 million, of which $2.0 million is reported in other current assets and $218.5 million in other non-current assets. Insurance receivables at December 31, 2013 totaled $124.8 million, all of which is reported in other non-current assets.
A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	2014	2013	2012
Balance January 1	$124.8	$130.0	$112.1
Additions	98.2	34.0	29.7
Collections and settlements	(2.5)	(39.2)	(11.8)
Balance December 31	220.5	124.8	130.0
Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the year ended December 31, 2014, 2013, and 2012 were $3.9 million, $1.7 million and $2.1 million, respectively. Collections primarily represent agreements with insurance companies to pay amounts due that are applicable to cumulative trauma claims. In cases where the payment stream covers multiple years, the present value of the payments is recorded as a note receivable (current and long-term) in the balance sheet within prepaid expenses and other current assets and other noncurrent assets.
MSA LLC believes that the increase in its insurance receivable balance that it has experienced since 2005 is primarily due to disagreements among its insurance carriers, and consequently with MSA LLC, as to when the individual obligations of insurance carriers to pay are triggered and the amount of each insurer’s obligation, as compared to other insurers. MSA LLC believes that its insurers do not contest that they have issued policies to our subsidiaries or that these policies cover cumulative trauma product liability claims. We believe that successful resolution of insurance litigation with various insurance carriers in recent years demonstrates that we have strong legal positions concerning MSA LLC's rights to coverage.

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
Although it is impossible to predict the ultimate outcome of current open claims, based on current information, our experience in handling these matters, and our substantial insurance program, we do not believe that the resolution of these claims will have a material adverse effect on our future financial condition or liquidity.
Insurance Litigation
MSA LLC is currently involved in insurance coverage litigation with a number of our insurance carriers regarding its Occurrence-Based Policies.
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
In 2010, North River sued MSA LLC (as Mine Safety Appliances Company) in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies. MSA LLC asserted claims against North River for breaches of contract for failures to pay amounts owed to MSA LLC. MSA LLC also alleges that North River engaged in bad-faith claims handling. MSA LLC believes that North River’s refusal to indemnify us under these policies for product liability losses and legal fees paid by MSA LLC is wholly contrary to Pennsylvania law and MSA LLC is vigorously pursuing the legal actions necessary to collect all due amounts. Summary judgment on certain issues is pending with the court. A trial date has not yet been scheduled.
In July 2010, MSA LLC (as Mine Safety Appliances Company) filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of its excess insurance carriers concerning the future rights and obligations of MSA LLC and its excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of its rights under the insurance policies issued by the insurers. Motions for summary judgment on certain issues will be submitted to the court at various times in 2015. A trial date is currently scheduled for the second quarter of 2016.
MSA LLC has resolved claims against certain of its insurance carriers on some of their policies, including the Occurrence-Based Policies through negotiated settlements. When a settlement is reached, MSA LLC dismisses the settling carrier from relevant above noted lawsuit(s). Assuming satisfactory resolution, once disputes are resolved with each of the remaining carriers responsible for the Occurrence-Based Policies, MSA LLC anticipates having commitments to provide future payment streams which should be sufficient to satisfy its recorded receivables due from insurance carriers. In addition, MSA LLC likely will retain some coverage through coverage-in-place agreements, although that coverage may not be immediately accessible. When these insurance coverage matters are fully resolved, MSA LLC (and its coverage-in-place carriers, where applicable) will be responsible for expenses related to cumulative trauma product liability claims.
Note 19—Assets Held for Sale and Discontinued Operations
Assets Held for Sale - In September 2013, we entered into an agreement to sell our detector tube assets. The transaction closed in January 2014. In addition to the asset sale agreement, we entered into transitional manufacturing and sales agreements with the buyer. Under the terms of the transitional agreements, we continued to manufacture and sell detector tubes on behalf of the buyer until mid-2014. We recognized a gain of $2.2 million on the transaction in 2014 and have collected all proceeds associated with the transaction at December 31, 2014.
Discontinued Operations - The Company is actively negotiating the sale of substantially all of the assets and liabilities of its South African personal protective equipment distribution business and its Zambian operations with a potential acquirer. Management has deemed it probable that the sale of these assets and liabilities will close in 2015. The operations of this business qualify as a component of an entity under FASB ASC 205-20 "Presentation of Financial Statements - Discontinued Operations", and thus the operations have been reclassified as discontinued operations and prior periods have been reclassified to conform to this presentation. Management does not believe the assets associated with the South African distribution business or the Zambian operations are impaired at December 31, 2014.

Summarized financial information for discontinued operations is as follows:

	Year ended December 31,
(In thousands)	2014	2013	2012
Discontinued Operations
Net sales	$47,516	$52,692	$58,461
Other income, net	660	40	115
Cost and expenses:
Cost of products sold	38,259	41,181	45,277
Selling, general and administrative	7,650	7,389	8,376
Interest expense	—	—	17
Currency exchange (gains), net	(116)	(325)	(41)
Income from discontinued operations before income taxes	2,383	4,487	4,947
Provision for income taxes	607	1,426	1,128
Income from discontinued operations, net of tax	1,776	3,061	3,819
The following assets and liabilities are included in the balance sheet line items noted below and are included in the International Segment detail in Note 7.

	December 31,
(In thousands)	2014	2013
Discontinued Operations assets and liabilities
Trade receivables, less allowance for doubtful accounts	$6,638	$7,452
Inventories	11,829	11,359
Net property	342	317
Other assets	2,022	1,326
Total assets	20,831	20,454
Accounts payable	5,263	5,447
Accrued and other liabilities	991	930
Total liabilities	6,254	6,377
Net assets	14,577	14,077
The following summary provides financial information for discontinued operations related to net loss (income) related to noncontrolling interests:

	Year ended December 31,
(In thousands)	2014	2013	2012
Net loss (income) attributable to noncontrolling interests
Loss (income) from continuing operations	$1,296	$870	$(385)
(Income) from discontinued operations	(717)	(672)	(739)
Net loss (income)	579	198	(1,124)

Note 20—Quarterly Financial Information (Unaudited)

	2014
	Quarters				Year
(In thousands, except earnings per share)	1st	2nd	3rd	4th
Continuing Operations:
Net sales	$265,045	$282,493	$275,159	$311,188	$1,133,885
Gross profit	121,815	129,670	123,723	140,141	515,349
Net income attributable to MSA Safety Incorporated	13,522	22,132	18,674	33,119	87,447

Earnings per share*
Basic	0.37	0.59	0.50	0.88	2.34
Diluted	0.36	0.58	0.49	0.87	2.30

Discontinued Operations:
Net sales	10,060	10,589	14,645	12,222	47,516
Gross profit	2,363	2,134	2,638	2,122	9,257
Net income attributable to MSA Safety Incorporated	504	356	631	(432)	1,059

Earnings (loss) per share*
Basic	0.01	0.01	0.02	(0.01)	0.03
Diluted	0.01	0.01	0.02	(0.01)	0.03

	2013
	Quarters				Year
(In thousands, except earnings per share)	1st	2nd	3rd	4th
Continuing Operations:
Net sales	$269,886	$285,859	$264,884	$291,429	$1,112,058
Gross profit	121,704	129,665	115,426	130,050	496,845
Net income attributable to MSA Safety Incorporated	18,627	23,315	18,987	24,929	85,858

Earnings per share*
Basic	0.50	0.63	0.51	0.67	2.31
Diluted	0.49	0.62	0.51	0.66	2.28

Discontinued Operations:
Net sales	13,353	13,836	13,361	12,142	52,692
Gross profit	3,078	3,215	2,790	2,428	11,511
Net income attributable to MSA Safety Incorporated	659	734	514	482	2,389

Earnings per share*
Basic	0.02	0.02	0.01	0.01	0.06
Diluted	0.02	0.02	0.01	0.01	0.06
* Per share amounts are calculated independently for each period presented; therefore, the sum of the quarterly per share amounts may not equal the per share amounts for the year.
Note 21—Subsequent Event
During January 2015, MSA LLC settled a number of cumulative trauma cases, the vast majority of which were insured. The impact of these settlements has been reflected in MSA Safety Incorporated’s 2014 financial statements. See Note 18 for additional details.

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
With respect to this Part III, incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Executive Compensation,” (3) “Other Information Concerning the Board of Directors,” (4) “Stock Ownership,” and (5) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 12, 2015. The information appearing in such Proxy Statement under the caption “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. As to Item 10 above, also see the information reported in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant,” which is incorporated herein by reference. As to Item 10 above, the Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s website at www.MSAsafety.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.
As to Item 12 above, the following table sets forth information as of December 31, 2014 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,618,561	$35.74	1,612,042*
Equity compensation plans not approved by security holders	None	—	None
Total	1,618,561	35.74	1,612,042
*Includes 1,441,276 shares available for issuance under the 2008 Management Equity Incentive Plan and 170,766 shares available for issuance under the 2008 Non-Employee Directors’ Equity Incentive Plan.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K.
(a) 2. The following additional financial information for the three years ended December 31, 2014 is filed with the report and should be read in conjunction with the above financial statements:
Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements and consolidated notes to the financial statements listed above.
(a) 3. Exhibits
Several of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities Exchange Act of 1934, as amended, as indicated next to the name of the exhibit. Several other instruments, which would otherwise be required to be listed below, have not been so listed because those instruments do not authorize securities in an amount that exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of any instrument that was so omitted on that basis to the Commission upon request.

3(i)	Amended and restated Articles of Incorporation, filed as Exhibit 3.1 to Form 8-K on March 7, 2014, is incorporated herein by reference.

3(ii)	Amended and restated By-laws of the registrant, filed as Exhibit 3.2 to Form 8-K on March 7, 2014, is incorporated herein by reference.

4(a)
Amended and Restated Note Purchase and Private Shelf Agreement dated March 7, 2014 by and among MSA Safety, Incorporated, Mine Safety Appliances Company, LLC, and the Purchasers named therein, filed herewith.

4(b)
Form of Amended and Restated Guarantee Agreement entered into as of March 7, 2014 by each of General Monitors, Inc., General Monitors Transnational, LLC and MSA International, Inc., in favor of the Note Purchasers under the Amended and Restated Note Purchase and Private Shelf Agreement dated as of March 7, 2014, filed herewith.

4(c)
Form of Guarantee Agreement entered into as of March 7, 2014 by each of MSA Worldwide, LLC, MSA Advanced Detection, LLC, Mine Safety Appliances Company, LLC, MSA Safety Development, LLC, MSA Technology, LLC and MSA Innovation, LLC. in favor of the Note Purchasers, under the Amended and Restated Note Purchase and Private Shelf Agreement dated as of March 7, 2014, filed herewith.

10(a)*	MSA Safety Incorporated 2008 Management Equity Incentive Plan, as amended, filed as Exhibit 10.2 to Form 8-K on March 7, 2014 is incorporated herein by reference.

10(b)*	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(a) to Form 10-Q on May 10, 2006, is incorporated herein by reference.

10(c)*	Supplemental Pension Plan as of May 5, 1998, filed as Exhibit 10(d) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

10(d)*	Supplemental Pension Plan as amended and restated effective January 1, 2005, filed as Exhibit 10.3 to Form 10-Q on November 27, 2013, is incorporated herein by reference.

10(e)*	2008 Non-Employee Directors’ Equity Incentive Plan, as amended through November 27, 2013, filed as Exhibit 10(e) to Form 10-K on February 24, 2014, is incorporated herein by reference.

10(f)*	Executive Insurance Program as Amended and Restated as of January 1, 2006, filed as Exhibit 10(a) to Form 10-Q on August 7, 2007, is incorporated herein by reference.

10(g)*	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

10(h)*	Supplemental Executive Retirement Plan, effective January 1, 2008, filed as Exhibit 10.2 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(i)*	Form of Change-in-Control Severance Agreement between the registrant and its executive officers, filed as Exhibit 10.1 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(j)
Trust Agreement, effective June 1, 1996, as amended through May 15, 2010, between the registrant and PNC Bank, N.A. re the Mine Safety Appliances Company Stock Compensation Trust filed as Exhibit 10.1 to Form 10-Q on July 28, 2010, is incorporated herein by reference.

10(k)*	2003 Supplemental Savings Plan, effective January 1, 2003, filed as Exhibit 10(k) to form 10-K on February 24, 2014, is incorporated herein by reference.

10(l)*	2005 Supplemental Savings Plan, effective January 1, 2005, filed as Exhibit 10.4 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(m)*	CEO Annual Incentive Award Plan filed as Appendix A to the registrant’s definitive proxy statement dated March 29, 2005, is incorporated herein by reference.

10(n)
First Amended and Restated Credit Agreement dated as of March 7, 2014 by and among MSA Safety Incorporated, the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent for the lenders, filed as Exhibit 10(a) to Form 10-Q on April 23, 2014, is incorporated herein by reference.

10(o)
First Amended and Restated Guaranty and Suretyship Agreement dated March 7, 2014 from MSA Worldwide, LLC, Mine Safety Appliances Company, LLC, MSA Advanced Detection, LLC, General Monitors Transnational, LLC, General Monitors, Inc., MSA Safety Development, LLC, MSA Technology, LLC and MSA Innovation, LLC in favor of PNC Bank, National Association, and the other lenders party to the First Amended and Restated Credit Agreement dated as of March 7, 2014, filed as Exhibit 10(b) to Form 10-Q on April 23, 2014, is incorporated herein by reference.

16
Letter of PricewaterhouseCoopers LLP, dated November 24, 2014, regarding change in independent registered public accounting firm, filed as of Exhibit 16.1 to Form 8-K filed on November 24, 2014, is incorporated herein by reference.

21	Affiliates of the registrant is filed herewith.

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm is filed herewith.

31.1	Certification of William M. Lambert pursuant to Rule 13a-14(a) is filed herewith.

31.2	Certification of Stacy P. McMahan pursuant to Rule 13a-14(a) is filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.(S)1350 is filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSA SAFETY INCORPORATED

February 25, 2015	By	/S/ WILLIAM M. LAMBERT
(Date)		William M. Lambert President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN T. RYAN III John T. Ryan III	Director, Chairman of the Board	February 25, 2015

/S/ WILLIAM M. LAMBERT William M. Lambert	Director; President and Chief Executive Officer	February 25, 2015

/S/ STACY P. MCMAHAN Stacy P. McMahan	Senior Vice President Finance; Principal Financial and Accounting Officer	February 25, 2015

/S/ ROBERT A. BRUGGEWORTH Robert A. Bruggeworth	Director	February 25, 2015

/S/ ALVARO GARCIA-TUNON Alvaro Garcia-Tunon	Director	February 25, 2015

/S/ THOMAS B. HOTOPP Thomas B. Hotopp	Director	February 25, 2015

/S/ DIANE M. PEARSE Diane M. Pearse	Director	February 25, 2015

/S/ REBECCA B. ROBERTS Rebecca B. Roberts	Director	February 25, 2015

/S/ L. EDWARD SHAW, JR. L. Edward Shaw, Jr.	Director	February 25, 2015

/S/ THOMAS H. WITMER Thomas H. Witmer	Director	February 25, 2015

SCHEDULE II
MSA SAFETY INCORPORATED AND AFFILIATES
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2014

	2014	2013	2012
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$7,306	$7,402	$7,043
Additions—
Charged to costs and expenses	1,249	763	1,289
Deductions—
Deductions from reserves, net (1)(2)	734	859	930
Balance at end of year	7,821	7,306	7,402
Income tax valuation allowance:
Balance at beginning of year	$4,938	$3,961	$2,777
Additions—
Charged to costs and expenses (3)	—	977	1,184
Deductions—
Deductions from reserves (3)	1,175	—	—
Balance at end of year	3,763	4,938	3,961

(1)	Bad debts written off, net of recoveries.

(2)	Activity for 2014, 2013 and 2012 includes currency translation gains (losses) of $(332), $(121) and $428, respectively.

(3)	Activity for 2014, 2013 and 2012 includes currency translation gains (losses) of $(643), $242 and $97, respectively.