Form 10-Q
period 2015-03-31
MSA Safety Inc
filed 2015-04-28
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 23, 2015, 37,479,614 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Net sales	$256,708	$265,045
Other income, net	641	356
	257,349	265,401
Costs and expenses
Cost of products sold	139,885	143,230
Selling, general and administrative	81,368	85,241
Research and development	10,914	11,241
Restructuring and other charges (Note 4)	731	1,900
Interest expense	2,473	2,530
Currency exchange (gains) losses, net	(2,548)	352
	232,823	244,494
Income from continuing operations before income taxes	24,526	20,907
Provision for income taxes (Note 10)	15,384	7,604

Income from continuing operations	9,142	13,303
Income from discontinued operations (Note 18)	308	614
Net income	9,450	13,917

Net loss attributable to noncontrolling interests	232	109

Net income attributable to MSA Safety Incorporated	9,682	14,026

Amounts attributable to MSA Safety Incorporated common shareholders:
Income from continuing operations	9,316	13,522
Income from discontinued operations (Note 18)	366	504
Net income	9,682	14,026

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic
Income from continuing operations	$0.25	$0.37
Income from discontinued operations (Note 18)	$0.01	$0.01
Net income	$0.26	$0.38
Diluted
Income from continuing operations	$0.25	$0.36
Income from discontinued operations (Note 18)	$0.01	$0.01
Net income	$0.26	$0.37
Dividends per common share	$0.31	$0.30
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$9,450	$13,917
Foreign currency translation adjustments	(24,050)	(958)
Pension and post-retirement plan adjustments, net of tax of $1,417 and $805	2,529	1,418
Total other comprehensive (loss) income, net of tax	(21,521)	460
Comprehensive (loss) income	(12,071)	14,377
Comprehensive loss attributable to noncontrolling interests	490	251
Comprehensive (loss) income attributable to MSA Safety Incorporated	(11,581)	14,628
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands, except share amounts)	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$86,301	$105,998
Trade receivables, less allowance for doubtful accounts of $7,862 and $7,821	205,914	211,440
Inventories (Note 3)	137,681	122,954
Deferred tax assets (Note 10)	21,317	23,830
Prepaid income taxes	12,244	2,876
Prepaid expenses and other current assets	37,433	30,771
Total current assets	500,890	497,869

Property, plant and equipment (Note 5)	147,723	151,352
Prepaid pension cost	77,142	75,017
Deferred tax assets (Note 10)	17,795	20,227
Goodwill (Note 13)	246,653	252,520
Intangible assets (Note 13)	29,995	31,323
Other noncurrent assets	237,989	236,484
Total assets	1,258,187	1,264,792

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$7,205	$6,700
Accounts payable	79,512	70,210
Employees’ compensation	30,490	40,249
Insurance and product liability	63,772	47,456
Tax liabilities (Note 10)	13,264	5,545
Other current liabilities	55,526	63,897
Total current liabilities	249,769	234,057

Long-term debt (Note 12)	266,000	245,000
Pensions and other employee benefits	162,289	174,598
Deferred tax liabilities (Note 10)	27,094	26,306
Other noncurrent liabilities	33,789	46,198
Total liabilities	738,941	726,159
Commitments and contingencies (Note 17)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	3,569	3,569
Common stock, no par value (Note 7)	154,288	148,401
Treasury shares, at cost (Note 7)	(288,228)	(286,557)
Accumulated other comprehensive loss	(187,993)	(166,730)
Retained earnings	833,255	835,126
Total MSA Safety Incorporated shareholders' equity	514,891	533,809
Noncontrolling interests	4,355	4,824
Total shareholders’ equity	519,246	538,633
Total liabilities and shareholders’ equity	1,258,187	1,264,792
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2015	2014
Operating Activities
Net income	$9,450	$13,917
Depreciation and amortization	6,937	7,459
Pensions (Note 14)	2,939	1,402
Net gain from investing activities—disposal of assets	(41)	—
Stock-based compensation (Note 11)	4,981	5,165
Deferred income tax provision (Note 10)	360	(344)
Other noncurrent assets and liabilities	(25,228)	(21,774)
Currency exchange (gains) losses, net	(2,379)	345
Excess tax benefit related to stock plans	(832)	(1,769)
Other, net	(1,336)	408
Operating cash flow before changes in certain working capital items	(5,149)	4,809
(Increase) in trade receivables	(2,394)	(4,754)
(Increase) in inventories (Note 3)	(22,226)	(10,409)
Increase in accounts payable and accrued liabilities	21,591	17,971
(Increase) decrease in income taxes receivable, prepaid expenses and other current assets	(8,485)	1,780
(Increase) decrease in certain working capital items	(11,514)	4,588
Cash Flow From Operating Activities	(16,663)	9,397
Investing Activities
Capital expenditures	(7,469)	(7,204)
Cash Flow From Investing Activities	(7,469)	(7,204)
Financing Activities
Proceeds from (payments on) short-term debt, net	553	(703)
Proceeds from long-term debt (Note 12)	98,000	219,000
(Payments on) long-term debt (Note 12)	(77,000)	(203,000)
Restricted cash	30	317
Cash dividends paid	(11,553)	(11,181)
Company stock purchases	(2,756)	(4,897)
Exercise of stock options	1,159	3,265
Excess tax benefit related to stock plans	832	1,769
Cash Flow From Financing Activities	9,265	4,570
Effect of exchange rate changes on cash and cash equivalents	(4,830)	(816)
(Decrease) increase in cash and cash equivalents	(19,697)	5,947
Beginning cash and cash equivalents	105,998	96,265
Ending cash and cash equivalents	86,301	102,212
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2013	$792,206	$(78,269)
Net income	13,917	—
Foreign currency translation adjustments	—	(958)
Pension and post-retirement plan adjustments net of tax of $805	—	1,418
Loss attributable to noncontrolling interests	109	142
Common dividends	(11,171)	—
Preferred dividends	(10)	—
Balances March 31, 2014	795,051	(77,667)

Balances December 31, 2014	835,126	(166,730)
Net income	9,450	—
Foreign currency translation adjustments	—	(24,050)
Pension and post-retirement plan adjustments, net of tax of $1,417	—	2,529
Loss attributable to noncontrolling interests	232	258
Common dividends	(11,543)	—
Preferred dividends	(10)	—
Balances March 31, 2015	833,255	(187,993)
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The Condensed Consolidated Financial Statements of MSA Safety Incorporated and its subsidiaries ("MSA" or the "Company") are unaudited. These Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2014 year-end balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles (GAAP). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2014, which includes all disclosures required by GAAP.
Certain amounts in previously issued financial statements were recast to conform to the current period presentation. Refer to Note 8 for further information regarding MSA's segment allocation methodology.
Note 2— Recently Adopted and Recently Issued Accounting Standards
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity. This ASU amends the definition of a discontinued operation to include a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This ASU was adopted on January 1, 2015. The adoption of this ASU may have a material effect on our consolidated financial statements in the event that we were to divest of a component that meets the definition of a discontinued operation.
In May 2014, the FASB issued ASU 2014-09, Revenue with Contracts from Customers. This ASU clarifies the principles for recognizing revenue such that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB voted to defer the effective date of the standard until January 1, 2018. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements.
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
Note 3—Inventories

(In thousands)	March 31, 2015	December 31, 2014
Finished products	$71,693	$67,713
Work in process	5,255	8,942
Raw materials and supplies	60,733	46,299
Total inventories	137,681	122,954

Note 4—Restructuring and Other Charges
During the three months ended March 31, 2015, we recorded restructuring charges of $0.7 million ($0.5 million after tax). International segment charges of 0.6 million for the three months ended March 31, 2015 were related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Brazil and China.
During the three months ended March 31, 2014, we recorded charges of $1.9 million ($1.2 million after tax). European segment charges for the three months ended March 31, 2014 of $1.5 million related primarily to severance from staff reductions in Germany and Italy and reorganization costs in Germany. International segment charges for the three months ended March 31, 2014 of $0.4 million were related to severance from staff reductions in Australia.
Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	North America	Europe	International	Corporate	Total
Reserve balances at December 31, 2013	$—	$1.7	$—	$—	$1.7
Restructuring charges	—	4.8	3.7	—	8.5
Asset disposals	—	(0.4)	(1.7)	—	(2.1)
Cash payments	—	(3.5)	(1.8)	—	(5.3)
Reserve balances at December 31, 2014	$—	$2.6	$0.2	$—	$2.8
Restructuring charges	—	0.1	0.6	—	0.7
Cash payments	—	(1.3)	(0.5)	—	(1.8)
Reserve balances at March 31, 2015	$—	$1.4	$0.3	$—	$1.7
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment:

(In thousands)	March 31, 2015	December 31, 2014
Land	$3,426	$3,573
Buildings	111,439	110,144
Machinery and equipment	328,471	335,318
Construction in progress	15,096	17,327
Total	458,432	466,362
Less accumulated depreciation	(310,709)	(315,010)
Net property	147,723	151,352

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
The changes in Accumulated Other Comprehensive Loss by component were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Pension and other postretirement benefits
Balance at beginning of period	$(125,570)	$(77,080)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	17	(63)	—	—
Recognized net actuarial losses	3,929	2,286	—	—
Tax benefit	(1,417)	(805)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	2,529	1,418	—	—
Balance at end of period	$(123,041)	$(75,662)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(41,160)	$(1,189)	$(2,199)	$(1,602)
Foreign currency translation adjustments	(23,792)	(816)	(258)	(142)
Balance at end of period	$(64,952)	$(2,005)	$(2,457)	$(1,744)
The reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 14—Pensions and Other Post-Retirement Benefits).
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,373 shares issued and 52,878 shares held in treasury at March 31, 2015. There were no treasury purchases of preferred stock during the quarter ended March 31, 2015. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of March 31, 2015.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 37,479,832 and 37,448,310 shares outstanding at March 31, 2015 and December 31, 2014, respectively.
Treasury Shares - The Board of Directors has authorized the purchase of up to $100.0 million of MSA common stock either through private transactions or open market transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We do not have any other share purchase programs. There were 24,601,559 and 24,633,081 Treasury Shares at March 31, 2015 and December 31, 2014, respectively.
The Company began issuing Treasury Shares for all share based benefit plans during 2014. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 93,366 Treasury Shares issued for these purposes during the three months ended March 31, 2015.
Note 8—Segment Information
We are organized into nine geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into four reportable segments: North America, Europe, International and Corporate.
The Corporate segment was established on January 1, 2015 to reflect the activities of centralized functions in our corporate headquarters and to capture results in a manner that the chief operating decision maker reviews. The corporate segment primarily consists of administrative expenses and centrally-managed costs such as interest expense and foreign exchange gains or losses. Additionally, effective January 1, 2015, we changed the allocation methodology applied to research and development expense. The 2014 segment results have been recast to conform with current period presentation.

The Company's sales are allocated to each country based primarily on the destination of the end-customer.
Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Corporate	Reconciling Items	Consolidated Totals
Three Months Ended March 31, 2015
Sales to external customers	$133,564	$66,013	$57,131	$—	$—	$256,708
Intercompany sales	35,739	46,109	5,438	—	(87,286)	—
Net income (loss):
Continuing operations	14,431	(4,437)	3,662	(4,837)	497	9,316
Discontinued operations	—	—	366	—	—	366

(In thousands)	North America	Europe	International	Corporate	Reconciling Items	Consolidated Totals
Three Months Ended March 31, 2014
Sales to external customers	$129,521	$74,938	$60,586	$—	$—	$265,045
Intercompany sales	27,897	28,858	3,849	—	(60,604)	—
Net income (loss):
Continuing operations	14,260	3,452	4,591	(7,886)	(895)	13,522
Discontinued operations	—	—	504	—	—	504
Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.
The percentage of total sales by product group were as follows:

	March 31, 2015	March 31, 2014
Fixed Gas and Flame Detection	23%	22%
Breathing Apparatus	22%	18%
Portable Gas Detection	15%	16%
Head Protection	12%	13%
Fire and Rescue Helmets	5%	5%
Fall Protection	4%	4%
Other	19%	22%

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

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Net income attributable to continuing operations	$9,316	$13,522
Preferred stock dividends	(10)	(10)
Income from continuing operations available to common equity	9,306	13,512
Dividends and undistributed earnings allocated to participating securities	(28)	(90)
Income from continuing operations available to common shareholders	9,278	13,422

Net income attributable to discontinued operations	$366	$504
Preferred stock dividends	—	—
Income from discontinued operations available to common equity	366	504
Dividends and undistributed earnings allocated to participating securities	(1)	(4)
Income from discontinued operations available to common shareholders	365	500

Basic weighted-average shares outstanding	37,356	37,015
Stock options and other stock compensation	493	602
Diluted weighted-average shares outstanding	37,849	37,617
Antidilutive stock options	495	—

Earnings per share attributable to continuing operations:
Basic	$0.25	$0.37
Diluted	$0.25	$0.36

Earnings per share attributable to discontinued operations:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Note 10—Income Taxes
The Company's effective tax rate for the first quarter of 2015 was 62.7%. Excluding $7.6 million of charges for the first quarter of 2015 associated with exit taxes related to our European reorganization, the effective tax rate for the first quarter of 2015 and 2014 was 31.7% and 36.4%, respectively. The 31.7% rate differs from the U.S. federal statutory rate of 35% primarily due to a favorable mix of income sourced from lower tax jurisdictions and a lower level of cash repatriation in the current quarter. The rate for the first quarter of 2014 differs from the U.S. federal statutory rate of 35% primarily due to unrecognized tax benefits on operating losses in foreign affiliates.
At March 31, 2015, the Company had a gross liability for unrecognized tax benefit of $15.0 million. The Company has recognized tax benefits associated with these liabilities of $5.2 million at March 31, 2015. The gross liability includes a new amount associated with a foreign tax exposure.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest and penalties related to uncertain tax positions was $1.0 million at March 31, 2015.

Note 11—Stock Plans
The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2018. Management stock-based compensation includes stock options, restricted stock, and performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. We issue treasury shares for stock option exercises, restricted stock grants, and performance stock unit grants. Please refer to Note 7 for further information regarding stock compensation share issuance.
Stock compensation expense is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Stock compensation expense	$4,981	$5,165
Income tax benefit	1,912	1,890
Stock compensation expense, net of income tax benefit	3,069	3,275
Stock options are granted at market value option prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Stock option expense is based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2015.

2015
Fair value per option	$15.63
Risk-free interest rate	1.77%
Expected dividend yield	2.32%
Expected volatility	38.94%
Expected life (years)	6.71
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
A summary of stock option activity for the three months ended March 31, 2015 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	1,618,561	$35.74
Granted	170,683	48.64
Exercised	(29,913)	38.28
Outstanding at March 31, 2015	1,759,331	36.95
Exercisable at March 31, 2015	1,287,076	32.38
Restricted stock is valued at the market value of the stock on the grant date. A summary of restricted stock activity for the three months ended March 31, 2015 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	268,743	$45.34
Granted	60,317	48.64
Vested	(84,761)	37.00
Forfeited	(1,824)	47.73
Unvested at March 31, 2015	242,475	49.15

Performance stock units have a market condition and are valued on the grant date based using a Monte Carlo simulation valuation model to determine fair value. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving the specified performance targets over the performance period. The following weighted average assumptions were used in the Monte Carlo model for units granted in 2015.

2015
Fair value per unit	$40.06
Risk-free interest rate	0.93%
Expected dividend yield	2.32%
Expected volatility	27.00%
MSA stock beta	1.132
The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date converted into an implied spot rate yield curve. Expected dividend yield is based on the most recent annualized dividend divided by the 1 year average closing share price. Expected volatility is based on the historical volatility using daily stock prices. Stock beta is calculated with three years of daily price data.
A summary of performance stock unit activity for the three months ended March 31, 2015 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	143,961	$52.42
Granted	54,856	40.06
Performance adjustments	16,447	41.45
Vested	(63,164)	41.66
Unvested at March 31, 2015	152,100	51.24
The performance adjustments above relate to the final number of shares issued for the 2012 Management Performance Units, which were 133.6% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2015.
Note 12—Long-Term Debt

(In thousands)	March 31, 2015	December 31, 2014
2006 Senior Notes payable through 2021, 5.41%	46,667	46,667
2010 Senior Notes payable through 2021, 4.00%	100,000	100,000
Senior revolving credit facility maturing in 2019	126,000	105,000
Total	272,667	251,667
Amounts due within one year	6,667	6,667
Long-term debt	266,000	245,000
At March 31, 2015, $171.1 million of the $300.0 million senior revolving credit facility was unused including letters of credit.
The revolving credit facility and note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facility and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at March 31, 2015.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2015 totaling $6.0 million, of which $2.9 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at March 31, 2015. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2015, the Company has $2.7 million of restricted cash in support of these arrangements.

Note 13—Goodwill and Intangible Assets
Changes in goodwill during the three months ended March 31, 2015 are as follows:

(In thousands)	Goodwill
Balance at January 1	$252,520
Currency translation	(5,867)
Balance at March 31	246,653
At March 31, 2015, goodwill of $196.5 million, $48.1 million, and $2.1 million related to the North American, European, and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization during the three months ended March 31, 2015 are as follows:

(In thousands)	Intangible Assets
Net balance at January 1	$31,323
Amortization expense	(352)
Currency translation	(976)
Net balance at March 31	29,995
Note 14—Pensions and Other Postretirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014
Three Months Ended March 31,
Service cost	$2,904	$2,481	$111	$156
Interest cost	4,593	4,891	216	299
Expected return on plan assets	(8,537)	(8,251)	—	—
Amortization of prior service cost	17	21	(84)	(84)
Recognized net actuarial losses	3,929	2,203	7	83
Settlements	33	57	—	—
Net periodic benefit cost	2,939	1,402	250	454
We made contributions of $1.0 million to our pension plans during the three months ended March 31, 2015. We expect to make total contributions of approximately $4.1 million to our pension plans in 2015.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses. The notional amount of open forward contracts was $58.1 million and $60.9 million at March 31, 2015 and December 31, 2014, respectively.
The following table presents the balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts: Other current liabilities	$1,656	$395

The following table presents the income statement location and impact of derivative financial instruments:

		Loss Recognized in Income
		Three Months Ended March 31,
(In thousands)	Income Statement Location	2015	2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses, net	$2,268	$805
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
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $146.6 million and $153.3 million at March 31, 2015 and 2014, respectively. The fair value of this debt was $154.3 million and $160.1 million at March 31, 2015 and 2014, respectively. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar instruments as of the respective balance sheet dates. The fair value of this debt was determined using Level 3 inputs as described above.
Note 17—Contingencies
MSA LLC, a subsidiary of MSA Safety Incorporated (formerly Mine Safety Appliances Company), categorizes the product liability losses that its various subsidiaries experience into two main categories: single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries which provide an objective basis for quantifying damages. MSA LLC estimates its liability for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims. The estimate for unreported claims is based on experience, sales volumes and other relevant information. The reserve for single incident product liability claims was $3.6 million at March 31, 2015 and $3.5 million at December 31, 2014. Single incident product liability expense during the three months ended March 31, 2015 was $0.3 million and was not significant for the three months ended March 31, 2014. Single incident product liability exposures are evaluated on an ongoing basis and adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. MSA LLC is presently named as a defendant in 2,237 lawsuits, some of which involve multiple plaintiffs. In these lawsuits, plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors.

A summary of cumulative trauma product liability lawsuit activity follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Open lawsuits, beginning of period	2,326	2,840
New lawsuits	87	542
Settled and dismissed lawsuits	(176)	(1,056)
Open lawsuits, end of period	2,237	2,326
More than half of the open lawsuits at March 31, 2015 have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any point due to changes in circumstances.
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
After extensive review by the valuation consultant, MSA LLC, and its outside counsel, it was determined that MSA LLC cannot estimate its liability for cumulative trauma product liability claims. This is a result of numerous factors, including annual claims levels and indemnity payments that are highly variable and a lack of consistency in the source of the claims. MSA LLC will continue to regularly evaluate its ability to estimate its cumulative trauma product liability exposure.
During the 2014 fourth quarter and into January 2015, MSA LLC settled a number of cumulative trauma cases for $71.8 million, the vast majority of which were insured. The impact of these settlements was reflected in MSA Safety Incorporated’s 2014 consolidated financial statements and in the above year-end roll-forward of lawsuits. As a result of these settlements, at March 31, 2015, the cumulative trauma product liability reserve totaled $72.3 million, most of which will be paid equally over four quarters, beginning in the 2015 third quarter and ending in the 2016 second quarter. Of this amount, $17.6 million was recorded in other non-current liabilities and the remainder was recorded in the insurance and product liability line in the other current liabilities section of the consolidated balance sheet. The cumulative trauma product liability reserve totaled $74.9 million at December 31, 2014, comprising of $35.1 million in other non-current liabilities and the remainder recorded in the insurance and product liability line in the current liabilities section of the consolidated balance sheet. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities. Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2014, totaled approximately $169.6 million, substantially all of which was insured.
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
In the normal course of business, we make payments to settle product liability claims and for related defense costs. We record receivables for the amounts that are covered by insurance. Since December 31, 2013, the insurance receivable has increased by $97.3 million as a result of the above noted settlements and related defense costs.

Various factors could affect the timing and amount of recovery of the insurance receivable, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future.
Insurance receivables at March 31, 2015 totaled $222.1 million, of which $2.0 million is reported in other current assets and $220.1 million in other non-current assets. Insurance receivables at December 31, 2014 totaled $220.5 million, of which $2.0 million is reported in other current assets and $218.5 million in other non-current assets.
A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Balance beginning of period	$220.5	$124.8
Additions	1.6	98.2
Collections and settlements	—	(2.5)
Balance end of period	222.1	220.5
Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the three months ended March 31, 2015, and 2014 were $0.1 million, $2.1 million, respectively. Collections primarily represent agreements with insurance companies to pay amounts due that are applicable to cumulative trauma claims. In cases where the payment stream covers multiple years, the present value of the payments is recorded as a note receivable (current and long-term) in the consolidated balance sheet within prepaid expenses and other current assets and other noncurrent assets.
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
Although it is impossible to predict the ultimate outcome of current open claims, based on current information, our experience in handling these matters, and our substantial insurance program, we do not believe that the resolution of these claims will have a material adverse effect on our future consolidated financial condition or liquidity.
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
Note 18—Discontinued Operations
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
Summarized financial information for discontinued operations is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Discontinued Operations
Net sales	$11,157	$10,060
Other income, net	66	14
Cost and expenses:
Cost of products sold	8,990	7,697
Selling, general and administrative	1,602	1,554
Currency exchange losses (gains), net	170	(7)
Income from discontinued operations before income taxes	461	830
Provision for income taxes	153	216
Income from discontinued operations, net of tax	308	614
Certain balance sheet items that are related to the Company's South African personal protective equipment distribution business and its Zambian operations are reported as discontinued operations. These items are reported in the following consolidated balance sheet lines:

(In thousands)	March 31, 2015	December 31, 2014
Discontinued Operations assets and liabilities
Trade receivables, less allowance for doubtful accounts	$7,152	$6,638
Inventories	10,588	11,829
Net property	313	342
Other assets	1,404	2,022
Total assets	19,457	20,831
Accounts payable	3,590	5,263
Accrued and other liabilities	1,116	991
Total liabilities	4,706	6,254
Net assets	14,751	14,577

The following summary provides financial information for discontinued operations related to net loss related to noncontrolling interests:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net loss attributable to noncontrolling interests
Loss from continuing operations	$174	$219
Loss (income) from discontinued operations	58	(110)
Net loss	232	109

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Certain centrally managed expenses were historically allocated and reported in the North America, Europe and International Segments as well as in the reconciling items column contained in our segment disclosure. Effective January 1, 2015, interest expense, foreign exchange (gain) loss and an allocation of SG&A expenses are now contained in the Corporate segment. Additionally, effective January 1, 2015, we changed the allocation methodology applied to Research and Development expense. The 2014 results presented below have been recast to reflect the above noted changes. Please refer to Note 8 Segment Information, for further information.
MSA's South African personal protective equipment distribution business and MSA's Zambian operations had historically been part of the International reportable segment. The results of these operations are excluded from continuing operations and are presented as discontinued operations in all periods presented. Please refer to Note 18 Discontinued Operations, for further commentary on these discontinued operations.
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
Europe. Our European segment includes companies in most Western European countries, and a number of Eastern European countries along with locations in the Middle East and Russia. In our largest countries, Germany and France, we develop, manufacture and sell a wide variety of products. The technology associated with the development our products in these countries is owned by our European Principal Operating company which is located in Rapperswil-Jona, Switzerland. Operations in other European segment countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in Germany, France, the U.S., Ireland, Sweden and China, or are purchased from third party vendors.
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

PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
Core products. MSA's corporate strategy includes a focus on driving sales of core products, which typically realize a higher gross profit margin than non-core products. Core products include fixed gas and flame detection systems, breathing apparatus where SCBA is the principal product, portable gas detection instruments, head protection products and fall protection devices. These products receive the highest levels of investment and resources and provide higher levels of return on investment in alignment with our commitment to grow core product sales in both emerging and developed markets. Effective January 1, 2015, fire and rescue helmets are included as a core head protection product.
Non-core products. MSA maintains a portfolio of non-core products which includes both adjacent and peripheral offerings. Adjacent products reinforce and extend the core, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complimentary to the core offerings and have their roots within the core product value chain. Key adjacent products include respirators, eye and face protection, thermal imaging cameras, ballistic helmets, and gas masks. Gas masks and ballistic helmet sales represent the primary purchases of our military customers and were approximately $11.6 million globally in the first three months of 2015. Peripheral products are primarily sold to the mining industry and reflect a small portion of consolidated sales.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in the MSA's Annual Report on Form 10-K for the year ended December 31, 2014.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net sales. Net sales for the three months ended March 31, 2015 were $256.7 million, a decrease of $8.3 million, or 3%, compared with $265.0 million for the three months ended March 31, 2014. The unfavorable translation effects of weakened foreign currencies decreased sales, when stated in U.S. dollars, by 7%. Excluding the effects of weakening currencies, sales increased 4%.

Net Sales	Three Months Ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2015	2014
North America	$133,564	$129,521	$4,043	3%
Europe	66,013	74,938	(8,925)	(12)%
International	57,131	60,586	(3,455)	(6)%
Total	256,708	265,045	(8,337)	(3)%
Net sales for the North American segment were $133.6 million in the first quarter of 2015, an increase of $4.1 million, or 3%, compared to $129.5 million in the first quarter of 2014. During the quarter, breathing apparatus shipments increased 62% over the prior year period, notably on a strong ramp up in G1 self-contained breathing apparatus ("SCBA") deliveries. A higher level of fixed gas and flame detection ("FGFD") sales drove results in the segment, up 9%. These increases were partially offset by weaker demand in energy-related markets, resulting in a decline in shipments of portable instruments and industrial head protection, down 19% and 8%, respectively.
Net sales for the European segment were $66.0 million for the first quarter of 2015, a decrease of $8.9 million, or 12%, compared to $74.9 million for the first quarter of 2014. Local currency sales in Europe increased 4% over prior year sales in the same period, driven by increased shipments of portable instruments, ballistic helmets, breathing apparatus, and fire helmets, up 25%, 46%, 4%, and 7%, respectively. These increases were partially offset by an 10% decline in FGFD project business, primarily attributable to a lower level of large shipments in the current quarter. Currency translation effects decreased European segment sales, when stated in U.S. dollars, by 16%.
Net sales for the International segment were $57.1 million in the first quarter of 2015, a decrease of $3.5 million, or 6%, compared to $60.6 million for the first quarter of 2014. Local currency sales in the International segment increased 2% for the quarter on increased FGFD project invoicing and a higher level of portable instruments shipments, up 53% and 14%, respectively. These increases were partially offset by a lower level of industrial head protection, down 11% due to challenging economic conditions in Brazil, decreased shipments of breathing apparatus, down 9% over the prior year period, and smaller decreases across other non-core products. Currency translation effects decreased International segment sales by 8% across several geographies when stated in U.S. dollars, most notably related to the weakening Brazilian real and Australian dollar.

Gross profit. Gross profit for the first quarter of 2015 was $116.8 million, a decrease of $5.0 million, or 4%, compared to $121.8 million for the first quarter of 2014. The ratio of gross profit to net sales was 45.5% in the first quarter of 2015 compared to 46.0% in the same quarter last year. The lower gross profit ratio during the current quarter was driven by higher inventory charges from product phaseouts as well as increased carrying costs. These impacts were partially offset by strong product margins, which were up 100 basis points over the prior year period.
Selling, general and administrative expenses. Selling, general and administrative expenses were $81.4 million during the first quarter of 2015, a decrease of $3.8 million, or 4%, compared to $85.2 million in the first quarter of 2014. Selling, general and administrative expenses were 31.7% of net sales in the first quarter of 2015, compared to 32.2% of net sales in the first quarter of 2014, increasing 2% on a currency neutral basis, as we closely managed discretionary spending to mitigate challenging emerging market conditions. Currency translation effects decreased current quarter selling, general and administrative expenses, when stated in U.S. dollars, by 6%, primarily related to the weakening currencies in Europe, Latin America, and Australia.
Research and development expense. Research and development expense was $10.9 million during the first quarter of 2015, a decrease of $0.3 million, or 3%, compared to $11.2 million during the first quarter of 2014. The Company continues to focus on developing new and innovative products aligned closely with our core strategy, including the most recent successful launch of the G1 SCBA and the F1XF Fire Helmet. Currency translation effects decreased current quarter research and development expense, when stated in U.S. dollars, by 7%.
Restructuring and other charges. During the three months ended March 31, 2015, the Company recorded restructuring charges of $0.7 million ($0.5 million after tax). International segment charges of $0.6 million were related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Brazil and China.
During the first quarter of 2014, the Company recorded charges of $1.9 million ($1.2 million after tax). European segment charges of $1.5 million related primarily to severance from staff reductions in Germany and Italy and reorganization costs in Germany. International segment charges of $0.4 million were related to severance costs for staff reductions in Australia.
Currency exchange. Currency exchange gains were $2.5 million in the first quarter of 2015, compared to losses of $0.4 million in the first quarter of 2014. Currency exchange gains and losses in both quarters were mostly unrealized and related primarily to the effect of strengthening currencies on unsettled inter-company balances. Refer to Note 15 to the Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Income taxes. The reported effective tax rate for the first quarter of 2015 was 62.7%. Excluding $7.6 million of charges for the first quarter of 2015 associated with exit taxes related to our European reorganization, the effective tax rate for the first quarter of 2015 was 31.7% and 36.4% for the same quarter last year. The effective tax rate decline was due to a more favorable mix of profits sourced from lower tax jurisdictions and lower levels of cash repatriation in the current quarter.
Net income attributable to MSA Safety Incorporated. Net income from continuing operations was $9.3 million for the first quarter of 2015, or $0.25 per basic share, a decrease of $4.2 million, or 31%, compared to $13.5 million, or $0.37 per basic share, for the same quarter last year.
North American segment net income for the first quarter of 2015 was $14.4 million, an increase of $0.1 million, or 1%, compared to $14.3 million in the first quarter of 2014. Lower selling, general, and administrative expenses contributed to results.
European segment net loss for the first quarter of 2015 was $4.4 million, a decrease of $7.9 million, compared to net income of $3.5 million during the first quarter of 2014. European segment pre-tax income increased 24%, on a local currency basis, reflecting lower restructuring expense. Currency translation effects decreased current quarter European segment pre-tax income, when stated in U.S. dollars, by 24%.
International segment net income for the first quarter of 2015 was $3.7 million, a decrease of $0.9 million, or 20%, compared to $4.6 million in the prior year quarter. Local currency net income in the International segment decreased 13% in the current quarter, reflecting increased inventory carrying costs in Asia and higher selling expense. Currency translation effects decreased current quarter International segment net income, when stated in U.S. dollars, by 7%, primarily reflecting a weakening in the Brazilian real and Australian dollar.
Corporate segment net loss for the first quarter of 2015 was $4.8 million compared to a net loss of $7.9 million in the first quarter of 2014. The lower loss is driven by lower selling, general, and administrative expense as well as foreign exchange gains on intercompany balances.

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
At March 31, 2015, we had cash and cash equivalents totaling $86.3 million, of which $77.7 million was held by our foreign subsidiaries. Cash and cash equivalents are held by our foreign subsidiaries whose earnings are considered indefinitely reinvested at March 31, 2015. These funds could be subject to additional income taxes if repatriated. It is not practicable to determine the potential income tax liability that we would incur if these funds were repatriated to the U.S. because the time and manner of repatriation is uncertain. We believe that domestic cash and cash equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period’s foreign earnings, and availability of our domestic line of credit continue to be sufficient to fund our domestic liquidity requirements.
Cash and cash equivalents decreased $19.7 million during the three months ended March 31, 2015, compared to increasing $5.9 million during the same period in 2014.
Operating activities. Operating activities used cash of $16.7 million during the three months ended March 31, 2015, compared to providing $9.4 million during the same period in 2014. Lower operating cash flow in the first quarter of 2015 is primarily related to lower net income and unfavorable changes in working capital. Insurance receivables related to cumulative trauma product liability losses were $222.1 million at March 31, 2015 compared to $220.5 million at December 31, 2014, reflecting an increase in defense costs and settlements. Trade receivables were $205.9 million at March 31, 2015, compared to $211.4 million at December 31, 2014, reflecting a local currency increase of $2.4 million. Inventories were $137.7 million at March 31, 2015, compared to $123.0 million at December 31, 2014, reflecting a local currency inventory increase of $22.2 million. The increase in inventories during the current period is due to general restocking and a ramp up in production of our G1 SCBA. Accounts payable were $79.5 million at March 31, 2015, compared to $70.2 million at December 31, 2014, reflecting a local currency increase of $12.0 million.
Investing activities. Investing activities used cash of $7.5 million during the three months ended March 31, 2015, compared to using $7.2 million in the same period last year, reflecting a $0.3 million increase in capital expenditures.
Financing activities. Financing activities provided cash of $9.3 million during the three months ended March 31, 2015, compared to providing $4.6 million during the same period in 2014. The change was primarily related to higher proceeds on long-term debt. During the three months ended March 31, 2015, we had net borrowings of $21.6 million, primarily from our long-term line of credit. This compared to net borrowings of $15.3 million in the same period in 2014. We paid cash dividends of $11.6 million in the first three months of 2015 compared to $11.2 million in the same period last year.
The Company currently has access to approximately $596.0 million of capital at March 31, 2015. Refer to Note 12 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at March 31, 2015 resulted in a translation loss of $23.8 million being charged to the cumulative translation adjustments shareholders' equity account during the three months ended March 31, 2015, compared to a loss of $0.8 million during the same period in 2014. The translation loss during the first quarter of 2015 was primarily related to the strengthening of the U.S. dollar against the euro. The translation loss during the first quarter of 2014 was primarily related to the weakening of the Argentine peso and the Chinese renminbi.
COMMITMENTS AND CONTINGENCIES
We made contributions of $1.0 million to our pension plans during the three months ended March 31, 2015. We expect to make total contributions of approximately $4.1 million to our pension plans in 2015.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2015 totaling $6.0 million, of which $2.9 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at March 31, 2015. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2015, the Company has $2.7 million of restricted cash in support of these arrangements.

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
The more critical judgments and estimates used in the preparation of our financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the three months ended March 31, 2015 by approximately $12.0 million and $0.4 million, respectively.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2015, we had open foreign currency forward contracts with a U.S. dollar notional value of $58.1 million. A hypothetical 10% increase in March 31, 2015 forward exchange rates would result in a $5.8 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments, these financial instruments are reported at carrying values that approximate fair values.
At March 31, 2015, we had $146.7 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.2 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	169	$51.62	—	1,115,442
February 1 - February 28, 2015	4,238	46.64	—	962,835
March 1 - March 31, 2015	53,579	47.08	—	976,348
The Board of Directors has authorized the purchase of up to $100.0 million of common stock from time-to-time in private transactions and on the open market. The share purchase program has no expiration date. The maximum number of shares that may yet be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.
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

MSA SAFETY INCORPORATED

April 28, 2015	/s/ Stacy P. McMahan
Stacy P. McMahan
Senior Vice President of Finance and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer