Form 10-Q
period 2015-06-30
MSA Safety Inc
filed 2015-07-23
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 20, 2015, 37,349,911 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net sales	$287,011	$282,493	$543,719	$547,538
Other income, net	94	45	735	401
	287,105	282,538	544,454	547,939
Costs and expenses
Cost of products sold	156,522	152,823	296,407	296,053
Selling, general and administrative	77,588	82,835	158,956	168,076
Research and development	12,984	11,943	23,898	23,184
Restructuring and other charges (Note 4)	227	857	958	2,757
Interest expense	2,502	2,594	4,975	5,124
Currency exchange losses (gains), net	1,557	(309)	(991)	43
	251,380	250,743	484,203	495,237
Income from continuing operations before income taxes	35,725	31,795	60,251	52,702
Provision for income taxes (Note 10)	12,350	9,753	27,734	17,357

Income from continuing operations	23,375	22,042	32,517	35,345
Income from discontinued operations (Note 18)	470	453	778	1,067
Net income	23,845	22,495	33,295	36,412

Net loss (income) attributable to noncontrolling interests	453	(7)	685	102

Net income attributable to MSA Safety Incorporated	$24,298	$22,488	$33,980	$36,514

Amounts attributable to MSA Safety Incorporated common shareholders:
Income from continuing operations	$23,722	$22,132	$33,038	$35,654
Income from discontinued operations (Note 18)	576	356	942	860
Net income	$24,298	$22,488	$33,980	$36,514

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic
Income from continuing operations	$0.63	$0.59	$0.88	$0.96
Income from discontinued operations (Note 18)	$0.02	$0.01	$0.03	$0.02
Net income	$0.65	$0.60	$0.91	$0.98
Diluted
Income from continuing operations	$0.62	$0.58	$0.87	$0.94
Income from discontinued operations (Note 18)	$0.01	$0.01	$0.03	$0.02
Net income	$0.63	$0.59	$0.90	$0.96
Dividends per common share	$0.32	$0.31	$0.63	$0.61
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$23,845	$22,495	$33,295	$36,412
Foreign currency translation adjustments	3,891	54	(20,159)	(904)
Pension and post-retirement plan adjustments, net of tax of $1,477, $1,629, $2,894, and $2,434	2,623	2,882	5,152	4,300
Total other comprehensive income (loss), net of tax	6,514	2,936	(15,007)	3,396
Comprehensive income	30,359	25,431	18,288	39,808
Comprehensive loss (income) attributable to noncontrolling interests	649	(7)	1,139	244
Comprehensive income attributable to MSA Safety Incorporated	$31,008	$25,424	$19,427	$40,052
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands, except share amounts)	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$88,134	$105,998
Trade receivables, less allowance for doubtful accounts of $8,302 and $7,821	218,833	211,440
Inventories (Note 3)	150,415	122,954
Deferred tax assets (Note 10)	21,447	23,830
Prepaid income taxes	12,161	2,876
Prepaid expenses and other current assets	41,618	30,771
Total current assets	532,608	497,869

Property, plant and equipment, net (Note 5)	144,955	151,352
Prepaid pension cost	79,330	75,017
Deferred tax assets (Note 10)	18,053	20,227
Goodwill (Note 13)	248,416	252,520
Intangible assets (Note 13)	28,474	31,323
Other noncurrent assets	234,743	236,484
Total assets	$1,286,579	$1,264,792

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$6,667	$6,700
Accounts payable	80,465	70,210
Employees’ compensation	35,099	40,249
Insurance and product liability	81,464	47,456
Tax liabilities	18,833	5,545
Other current liabilities	58,827	63,897
Total current liabilities	281,355	234,057

Long-term debt (Note 12)	263,000	245,000
Pensions and other employee benefits	165,272	174,598
Deferred tax liabilities (Note 10)	28,334	26,306
Other noncurrent liabilities	16,059	46,198
Total liabilities	754,020	726,159
Commitments and contingencies (Note 17)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	3,569	3,569
Common stock, no par value (Note 7)	156,158	148,401
Treasury shares, at cost (Note 7)	(295,222)	(286,557)
Accumulated other comprehensive loss	(181,283)	(166,730)
Retained earnings	845,584	835,126
Total MSA Safety Incorporated shareholders' equity	528,806	533,809
Noncontrolling interests	3,753	4,824
Total shareholders’ equity	532,559	538,633
Total liabilities and shareholders’ equity	$1,286,579	$1,264,792
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2015	2014
Operating Activities
Net income	$33,295	$36,412
Depreciation and amortization	15,664	15,115
Pensions (Note 14)	6,032	2,804
Net gain from disposal of assets	(1,969)	—
Stock-based compensation (Note 11)	6,787	6,810
Asset impairment charges	2,438	—
Deferred income tax provision	4	(520)
Other noncurrent assets and liabilities	(45,125)	(23,237)
Currency exchange (gains), net	(783)	(26)
Excess tax benefit related to stock plans	(890)	(2,116)
Other, net	1,045	913
Operating cash flow before changes in certain working capital items	16,498	36,155
(Increase) in trade receivables	(13,794)	(8,809)
(Increase) in inventories (Note 3)	(33,725)	(15,050)
(Increase) in income taxes receivable, prepaid expenses and other current assets	(12,886)	(2,612)
Increase in accounts payable and accrued liabilities	51,620	5,626
(Increase) in certain working capital items	(8,785)	(20,845)
Cash Flow From Operating Activities	7,713	15,310
Investing Activities
Capital expenditures	(16,015)	(14,528)
Property disposals and other investing	7,969	—
Cash Flow From Investing Activities	(8,046)	(14,528)
Financing Activities
Proceeds from (payments on) short-term debt, net	4	(817)
Proceeds from long-term debt (Note 12)	191,000	303,000
(Payments on) long-term debt (Note 12)	(173,000)	(282,000)
Restricted cash	336	499
Cash dividends paid	(23,522)	(22,501)
Company stock purchases	(10,009)	(4,775)
Exercise of stock options	1,194	4,235
Employee stock purchase plan	230	—
Excess tax benefit related to stock plans	890	2,116
Cash Flow From Financing Activities	(12,877)	(243)
Effect of exchange rate changes on cash and cash equivalents	(4,654)	(621)
(Decrease) in cash and cash equivalents	(17,864)	(82)
Beginning cash and cash equivalents	105,998	96,265
Ending cash and cash equivalents	$88,134	$96,183
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances March 31, 2014	$795,051	$(77,667)
Net income	22,495	—
Foreign currency translation adjustments	—	54
Pension and post-retirement plan adjustments net of tax of $1,629	—	2,882
Income attributable to noncontrolling interests	(7)	—
Common dividends	(11,310)	—
Preferred dividends	(10)	—
Balances June 30, 2014	806,219	(74,731)

Balances March 31, 2015	833,255	(187,993)
Net income	23,845	—
Foreign currency translation adjustments	—	3,891
Pension and post-retirement plan adjustments, net of tax of $1,477	—	2,623
Loss attributable to noncontrolling interests	453	196
Common dividends	(11,959)	—
Preferred dividends	(10)	—
Balances June 30, 2015	$845,584	$(181,283)

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2013	$792,206	$(78,269)
Net income	36,412	—
Foreign currency translation adjustments	—	(904)
Pension and post-retirement plan adjustments net of tax of $2,434	—	4,300
Loss attributable to noncontrolling interests	102	142
Common dividends	(22,481)	—
Preferred dividends	(20)	—
Balances June 30, 2014	806,219	(74,731)

Balances December 31, 2014	835,126	(166,730)
Net income	33,295	—
Foreign currency translation adjustments	—	(20,159)
Pension and post-retirement plan adjustments, net of tax of $2,894	—	5,152
Loss attributable to noncontrolling interests	685	454
Common dividends	(23,502)	—
Preferred dividends	(20)	—
Balances June 30, 2015	$845,584	$(181,283)
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The Condensed Consolidated Financial Statements of MSA Safety Incorporated and its subsidiaries ("MSA" or the "Company") are unaudited. These Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2014 condensed consolidated balance sheet data was derived from the audited consolidated balance sheet but does not include all disclosures required by generally accepted accounting principles (GAAP). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2014, which includes all disclosures required by GAAP.
Certain segment results in previously issued financial statements were recast to conform to the current period presentation. Refer to Note 8 for further information regarding MSA's segment allocation methodology.
Note 2— Recently Adopted and Recently Issued Accounting Standards
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity. This ASU amends the definition of a discontinued operation to include a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This ASU was adopted on January 1, 2015. The adoption of this ASU may have a material effect on our consolidated financial statements in the event that we were to divest of a component that meets the definition of discontinued operations.
In May 2014, the FASB issued ASU 2014-09, Revenue with Contracts from Customers. This ASU clarifies the principles for recognizing revenue such that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of the standard until January 1, 2018. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This ASU changes the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-04, Retirement Benefits - Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. This ASU allows entities with a fiscal year end that does not coincide with a month end to use the closest month end for measurement purposes. This ASU also allows entities that have a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations to use the month end date that is closest to the date of the significant event. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Goodwill and Other Internal Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU clarifies when entities should account for fees paid in a cloud computing arrangement as a software license or service contract. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
Note 3—Inventories

(In thousands)	June 30, 2015	December 31, 2014
Finished products	$75,832	$67,713
Work in process	8,161	8,942
Raw materials and supplies	66,422	46,299
Total inventories	150,415	122,954
Excess of FIFO costs over LIFO costs	44,468	44,468
Total FIFO inventories	$194,883	$167,422
Note 4—Restructuring and Other Charges
During the three and six months ended June 30, 2015, we recorded restructuring charges of $0.2 million ($0.1 million after tax) and $1.0 million ($0.7 million after tax). International segment restructuring charges of $0.8 million for the six months ended June 30, 2015 were related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Brazil, China and Australia.
During the three and six months ended June 30, 2014, we recorded charges of $0.9 million ($0.6 million after tax) and $2.8 million ($1.8 million after tax), respectively. European segment restructuring charges for the six months ended June 30, 2014 of $1.5 million related primarily to severance from staff reductions in Germany and Italy and reorganization costs in Germany. International segment charges for the six months ended June 30, 2014 of $1.3 million were related to severance from staff reductions in South Africa and Australia.
Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	North America	Europe	International	Corporate	Total
Reserve balances at December 31, 2013	$—	$1.7	$—	$—	$1.7
Restructuring charges	—	4.8	3.7	—	8.5
Asset disposals	—	(0.4)	(1.7)	—	(2.1)
Cash payments	—	(3.5)	(1.8)	—	(5.3)
Reserve balances at December 31, 2014	$—	$2.6	$0.2	$—	$2.8
Restructuring charges	—	0.2	0.8	—	1.0
Cash payments	—	(1.7)	(1.0)	—	(2.7)
Reserve balances at June 30, 2015	$—	$1.1	$—	$—	$1.1

Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment:

(In thousands)	June 30, 2015	December 31, 2014
Land	$1,833	$3,573
Buildings	106,263	110,144
Machinery and equipment	337,700	335,318
Construction in progress	16,195	17,327
Total	461,991	466,362
Less accumulated depreciation	(317,036)	(315,010)
Net property	$144,955	$151,352
Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
The changes in Accumulated Other Comprehensive Loss by component were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Pension and other postretirement benefits
Balance at beginning of period	$(123,041)	$(75,662)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	17	(63)	—	—
Recognized net actuarial losses	4,083	4,574	—	—
Tax benefit	(1,477)	(1,629)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	2,623	2,882	—	—
Balance at end of period	$(120,418)	$(72,780)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(64,952)	$(2,005)	$(2,457)	$(1,744)
Foreign currency translation adjustments	4,087	54	(196)	—
Balance at end of period	$(60,865)	$(1,951)	$(2,653)	$(1,744)

	MSA Safety Incorporated		Noncontrolling Interests
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pension and other postretirement benefits
Balance at beginning of period	$(125,570)	$(77,080)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	34	(126)	—	—
Recognized net actuarial losses	8,012	6,860	—	—
Tax benefit	(2,894)	(2,434)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	5,152	4,300	—	—
Balance at end of period	$(120,418)	$(72,780)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(41,160)	$(1,189)	$(2,199)	$(1,602)
Foreign currency translation adjustments	(19,705)	(762)	(454)	(142)
Balance at end of period	$(60,865)	$(1,951)	$(2,653)	$(1,744)
The reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 14—Pensions and Other Post-Retirement Benefits).
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,373 shares issued and 52,878 shares held in treasury at June 30, 2015. There were no treasury purchases of preferred stock during the quarter ended June 30, 2015. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of June 30, 2015.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 37,349,911 and 37,448,310 shares outstanding at June 30, 2015 and December 31, 2014, respectively.
Treasury Shares - On May 12, 2015, the Board of Directors adopted a new stock repurchase program to replace the existing program. The new program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We repurchased 150,000 shares during the three months ended June 30, 2015. We do not have any other share purchase programs. There were 24,731,480 and 24,633,081 Treasury Shares at June 30, 2015 and December 31, 2014, respectively.
The Company began issuing Treasury Shares for all share based benefit plans during 2014. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 117,529 Treasury Shares issued for these purposes during the six months ended June 30, 2015.
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
The Company's sales are allocated to each country based primarily on the destination of the end-customer.

Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Corporate	Reconciling Items	Consolidated Totals
Three Months Ended June 30, 2015
Sales to external customers	$156,193	$75,317	$55,501	$—	$—	$287,011
Intercompany sales	35,022	56,008	5,276	—	(96,306)	—
Net income (loss):
Continuing operations	22,253	6,596	2,989	(7,655)	(461)	23,722
Discontinued operations	—	—	576	—	—	576
Six Months Ended June 30, 2015
Sales to external customers	$289,757	$141,330	$112,632	$—	$—	$543,719
Intercompany sales	70,761	102,117	10,714	—	(183,592)	—
Net income (loss):
Continuing operations	36,684	2,159	6,651	(12,492)	36	33,038
Discontinued operations	—	—	942	—	—	942

(In thousands)	North America	Europe	International	Corporate	Reconciling Items	Consolidated Totals
Three Months Ended June 30, 2014
Sales to external customers	$138,782	$78,883	$64,828	$—	$—	$282,493
Intercompany sales	30,696	28,238	4,789	—	(63,723)	—
Net income (loss):
Continuing operations	19,407	6,780	3,172	(7,473)	246	22,132
Discontinued operations	—	—	356	—	—	356
Six Months Ended June 30, 2014
Sales to external customers	$268,303	$153,821	$125,414	$—	$—	$547,538
Intercompany sales	58,593	57,096	8,638	—	(124,327)	—
Net income (loss):
Continuing operations	33,667	10,232	7,763	(15,359)	(649)	35,654
Discontinued operations	—	—	860	—	—	860
Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.
The percentage of total sales by product group were as follows:

Three Months Ended June 30,	2015	2014
Breathing Apparatus	23%	18%
Fire Gas & Flame Detection	21%	22%
Portable Gas Detection	13%	14%
Industrial Head Protection	12%	14%
Fire and Rescue Helmets	5%	5%
Fall Protection	4%	4%
Other	22%	23%

Six Months Ended June 30,	2015	2014
Breathing Apparatus	23%	18%
Fire Gas & Flame Detection	22%	22%
Portable Gas Detection	14%	15%
Industrial Head Protection	12%	14%
Fire and Rescue Helmets	5%	5%
Fall Protection	4%	4%
Other	20%	22%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income attributable to continuing operations	$23,722	$22,132	$33,038	$35,654
Preferred stock dividends	(10)	(10)	(20)	(20)
Income from continuing operations available to common equity	23,712	22,122	33,018	35,634
Dividends and undistributed earnings allocated to participating securities	(68)	(137)	(96)	(227)
Income from continuing operations available to common shareholders	23,644	21,985	32,922	35,407

Net income attributable to discontinued operations	$576	$356	$942	$860
Preferred stock dividends	—	—	—	—
Income from discontinued operations available to common equity	576	356	942	860
Dividends and undistributed earnings allocated to participating securities	(2)	(2)	(3)	(6)
Income from discontinued operations available to common shareholders	574	354	939	854

Basic weighted-average shares outstanding	37,351	37,128	37,323	37,072
Stock options and other stock compensation	475	591	484	597
Diluted weighted-average shares outstanding	37,826	37,719	37,807	37,669
Antidilutive stock options	492	—	492	—

Earnings per share attributable to continuing operations:
Basic	$0.63	$0.59	$0.88	$0.96
Diluted	$0.62	$0.58	$0.87	$0.94

Earnings per share attributable to discontinued operations:
Basic	$0.02	$0.01	$0.03	$0.02
Diluted	$0.01	$0.01	$0.03	$0.02

Note 10—Income Taxes
The Company's effective tax rate for the second quarter of 2015 and 2014 was 34.6% and 30.7%, respectively. The 34.6% tax rate from the second quarter of 2015 differs from the U.S. federal statutory rate of 35% primarily due to income sourced from lower tax jurisdictions. The 30.7% tax rate from the second quarter of 2014 differs from the U.S. federal statutory rate of 35% primarily due to tax benefits of earning income in lower tax foreign jurisdictions.
The effective tax rate for the six month period of 2015 was 46.0%. Excluding $7.6 million of charges for the first quarter of 2015 associated with exit taxes related to our European reorganization, the effective tax rate for the six month periods of 2015 and 2014 was 33.4% and 32.9%, respectively. The 33.4% rate for the six month period of 2015 differs from the U.S. federal statutory rate of 35% primarily due to income sourced from lower tax jurisdictions. The 32.9% rate for the six month period of 2014 differs from the U.S. federal statutory rate of 35% primarily due to tax benefits of earning income in lower tax foreign jurisdictions.
At June 30, 2015, the Company had a gross liability for unrecognized tax benefit of $14.8 million. The Company has recognized tax benefits associated with these liabilities of $5.2 million at June 30, 2015. The gross liability includes a new amount from the first quarter associated with a foreign tax exposure.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest and penalties related to uncertain tax positions was $1.1 million at June 30, 2015.
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
Stock compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Stock compensation expense	$1,806	$1,645	$6,787	$6,810
Income tax benefit	684	603	2,596	2,490
Stock compensation expense, net of income tax benefit	$1,122	$1,042	$4,191	$4,320
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

A summary of stock option activity for the six months ended June 30, 2015 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	1,618,561	$35.74
Granted	170,683	48.64
Exercised	(31,022)	38.49
Forfeited	(3,222)	49.67
Expired	(1,109)	44.36
Outstanding at June 30, 2015	1,753,891	36.91
Exercisable at June 30, 2015	1,300,908	$32.48
Restricted stock is valued at the market value of the stock on the grant date. A summary of restricted stock activity for the six months ended June 30, 2015 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	268,743	$45.34
Granted	77,977	47.94
Vested	(102,380)	37.85
Forfeited	(2,832)	48.44
Unvested at June 30, 2015	241,508	$49.31
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
A summary of performance stock unit activity for the six months ended June 30, 2015 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	143,961	$52.42
Granted	54,856	40.06
Performance adjustments	16,447	41.45
Vested	(63,164)	41.66
Forfeited	(1,088)	52.15
Unvested at June 30, 2015	151,012	$51.24
The performance adjustments above relate to the final number of shares issued for the 2012 Management Performance Units, which were 133.6% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2015.

Note 12—Long-Term Debt

(In thousands)	June 30, 2015	December 31, 2014
2006 Senior Notes payable through 2021, 5.41%	$46,667	$46,667
2010 Senior Notes payable through 2021, 4.00%	100,000	100,000
Senior revolving credit facility maturing in 2019	123,000	105,000
Total	269,667	251,667
Amounts due within one year	6,667	6,667
Long-term debt	$263,000	$245,000
At June 30, 2015, $173.7 million of the $300.0 million senior revolving credit facility was unused including letters of credit.
The revolving credit facility and note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facility and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at June 30, 2015.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2015 totaling $6.4 million, of which $3.3 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at June 30, 2015. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2015, the Company has $2.4 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the six months ended June 30, 2015 are as follows:

(In thousands)	Goodwill
Balance at January 1	$252,520
Currency translation	(4,104)
Balance at June 30	$248,416
At June 30, 2015, goodwill of $196.5 million, $49.9 million, and $2.0 million related to the North American, European, and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization during the six months ended June 30, 2015 are as follows:

(In thousands)	Intangible Assets
Net balance at January 1	$31,323
Amortization expense	(1,422)
Impairment Loss	(723)
Currency translation	(704)
Net balance at June 30	$28,474
In June 2015, we decided to wind down the sales efforts associated with certain non-core products. A discounted cash flow valuation showed that the book value of intangible assets used to support these non-core product sales exceeded their fair value by $0.7 million. This impairment loss is reported in other income in the condensed consolidated statement of income and included in North America in segment information. The impact of this decision is not expected to be significant to future consolidated financial results.

Note 14—Pensions and Other Postretirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014
Three Months Ended June 30,
Service cost	$2,904	$2,481	$111	$156
Interest cost	4,593	4,891	216	299
Expected return on plan assets	(8,537)	(8,251)	—	—
Amortization of prior service cost	17	21	(84)	(84)
Recognized net actuarial losses	4,083	2,203	7	83
Settlements	33	57	—	—
Net periodic benefit cost	$3,093	$1,402	$250	$454

Six Months Ended June 30,
Service cost	$5,808	$4,962	$222	$312
Interest cost	9,186	9,782	432	598
Expected return on plan assets	(17,074)	(16,502)	—	—
Amortization of prior service cost	34	42	(168)	(168)
Recognized net actuarial losses	8,012	4,406	14	166
Settlements	66	114	—	—
Net periodic benefit cost	$6,032	$2,804	$500	$908
We made contributions of $2.0 million to our pension plans during the six months ended June 30, 2015. We expect to make total contributions of approximately $4.1 million to our pension plans in 2015.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses in the condensed consolidated statement of income. The notional amount of open forward contracts was $68.7 million and $60.9 million at June 30, 2015 and December 31, 2014, respectively.
The following table presents the balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	June 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$390	$429
Foreign exchange contracts: other current assets	636	34
The following table presents the statement of income location and impact of derivative financial instruments:

		Loss Recognized in Income
		Six Months Ended June 30,
(In thousands)	Statement of Income Location	2015	2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses, net	$1,100	$1,203

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
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $146.7 million and $153.3 million at June 30, 2015 and 2014, respectively. The fair value of this debt was $153.3 million and $162.7 million at June 30, 2015 and 2014, respectively. The fair value of our long-term debt was determined using cash flow valuation models to estimate the market value of similar instruments as of the respective balance sheet dates. The fair value of this debt was determined using Level 3 inputs as described above.
Note 17—Contingencies
MSA LLC, a subsidiary of MSA Safety Incorporated (formerly Mine Safety Appliances Company), categorizes the product liability losses that its various subsidiaries experience into two main categories: single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries which provide an objective basis for quantifying damages. MSA LLC estimates its liability for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims. The estimate for unreported claims is based on experience, sales volumes and other relevant information. The reserve for single incident product liability claims was $3.4 million at June 30, 2015 and $3.5 million at December 31, 2014. Single incident product liability expense during the six months ended June 30, 2015 and 2014 was $0.7 million and $0.6 million, respectively. Single incident product liability exposures are evaluated on an ongoing basis and adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. MSA LLC is presently named as a defendant in 2,047 lawsuits, some of which involve multiple plaintiffs. In these lawsuits, plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors.
A summary of cumulative trauma product liability lawsuit activity follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Open lawsuits, beginning of period	2,326	2,840
New lawsuits	167	542
Settled and dismissed lawsuits	(446)	(1,056)
Open lawsuits, end of period	2,047	2,326
More than half of the open lawsuits at June 30, 2015 have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any point due to changes in circumstances.

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
During the 2014 fourth quarter and into January 2015, MSA LLC settled a number of cumulative trauma cases for $71.8 million, the vast majority of which were insured. The impact of these settlements was reflected in MSA Safety Incorporated’s 2014 consolidated financial statements and in the above year-end roll-forward of lawsuits. As a result of these settlements, at June 30, 2015, the cumulative trauma product liability reserve totaled $72.3 million, most of which will be paid equally over four quarters, beginning in the 2015 third quarter and ending in the 2016 second quarter. All of this amount, was recorded in the insurance and product liability line in the other current liabilities section of the condensed consolidated balance sheet. The cumulative trauma product liability reserve totaled $74.9 million at December 31, 2014, comprising of $35.1 million in other non-current liabilities and the remainder recorded in the insurance and product liability line in the current liabilities section of the consolidated balance sheet. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities. Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2014, totaled approximately $169.6 million, substantially all of which was insured.
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
In the normal course of business, we make payments to settle product liability claims and for related defense costs. We record receivables for the amounts that are covered by insurance. Since December 31, 2013, the insurance receivable has increased by $94.2 million as a result of the above noted settlements and related defense costs.
Various factors could affect the timing and amount of recovery of the insurance receivable, including the outcome of negotiations with insurers, legal proceedings with respect to product liability insurance coverage and the extent to which insurers may become insolvent in the future.
Insurance receivables at June 30, 2015 totaled $219.0 million, of which $2.0 million is reported in other current assets and $217.0 million in other non-current assets. Insurance receivables at December 31, 2014 totaled $220.5 million, of which $2.0 million is reported in other current assets and $218.5 million in other non-current assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Balance beginning of period	$220.5	$124.8
Additions	3.5	98.2
Collections and settlements	(5.0)	(2.5)
Balance end of period	$219.0	$220.5
Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the three months ended June 30, 2015, and 2014 were $0.3 million, $2.2 million, respectively. Collections primarily represent agreements with insurance companies to pay amounts due that are applicable to cumulative trauma claims. In cases where the payment stream covers multiple years, the present value of the payments is recorded as a note receivable (current and long-term) in the consolidated balance sheet within prepaid expenses and other current assets and other noncurrent assets.
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
Note 18—Discontinued Operations
The Company is actively negotiating the sale of substantially all of the assets and liabilities of its South African personal protective equipment distribution business and its Zambian operations. Management continues to conclude it is probable that the sale of these assets and liabilities will close in 2015. The operations of this business qualify as a component of an entity under FASB ASC 205-20 "Presentation of Financial Statements - Discontinued Operations", and thus the operations have been reclassified as discontinued operations and prior periods have been reclassified to conform to this presentation.
Summarized financial information for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Discontinued Operations
Net sales	$11,384	$10,589	$22,541	$20,649
Other income, net	107	15	173	28
Cost and expenses:
Cost of products sold	9,058	8,455	18,048	16,151
Selling, general and administrative	1,682	1,605	3,284	3,159
Currency exchange losses (gains), net	38	(62)	208	(69)
Income from discontinued operations before income taxes	713	606	1,174	1,436
Provision for income taxes	243	153	396	369
Income from discontinued operations, net of tax	$470	$453	$778	$1,067
Certain balance sheet items that are related to the Company's South African personal protective equipment distribution business and its Zambian operations are reported as discontinued operations. These items are reported in the following consolidated balance sheet lines:

(In thousands)	June 30, 2015	December 31, 2014
Discontinued Operations assets and liabilities
Trade receivables, less allowance for doubtful accounts	$6,949	$6,638
Inventories	11,643	11,829
Net property	288	342
Other assets	1,896	2,022
Total assets	20,776	20,831
Accounts payable	4,053	5,263
Accrued and other liabilities	1,059	991
Total liabilities	5,112	6,254
Net assets	$15,664	$14,577

The following summary provides financial information for discontinued operations related to net loss related to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net loss (income) attributable to noncontrolling interests
Loss from continuing operations	$347	$90	$521	$309
Loss (income) from discontinued operations	106	(97)	164	(207)
Net loss (income)	$453	$(7)	$685	$102

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into nine geographical operating segments that are aggregated into three reportable geographic segments: North America, Europe and International. Each reporting segment includes a number of operating segments. In 2014, 48%, 28% and 24% of our net sales were made by our North American, European and International segments, respectively.
North America. Our largest manufacturing and research and development facilities are located in the United States. We serve our North American markets with sales and distribution functions in the U.S., Canada and Mexico.
Europe. Our European segment includes companies in most Western European countries, and a number of Eastern European countries along with locations in the Middle East and Russia. In our largest countries, Germany and France, we develop, manufacture and sell a wide variety of products. The technology associated with the development of our products in these countries is owned by our European Principal Operating company which is located in Rapperswil-Jona, Switzerland. Operations in other European segment countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products that are manufactured in our plants in Germany, France, the U.S., Ireland, Sweden and China, or are purchased from third party vendors.
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
Non-core products. MSA maintains a portfolio of non-core products which includes both adjacent and peripheral offerings. Adjacent products reinforce and extend the core, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and have their roots within the core product value chain. Key adjacent products include respirators, eye and face protection, thermal imaging cameras, ballistic helmets, and gas masks. Gas masks and ballistic helmet sales represent the primary purchases of our military customers and were approximately $30.0 million globally in the first six months of 2015. Peripheral products are primarily sold to the mining industry and reflect a small portion of consolidated sales.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in the MSA's Annual Report on Form 10-K for the year ended December 31, 2014.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Net sales. Net sales for the three months ended June 30, 2015 were $287.0 million, an increase of $4.5 million, or 2%, compared with $282.5 million for the three months ended June 30, 2014. The unfavorable translation effects of weakened foreign currencies decreased sales, when stated in U.S. dollars, by 9%. Excluding the effects of weakening currencies, sales increased 11%.

Net Sales	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2015	2014
North America	$156.2	$138.8	$17.4	13%
Europe	75.3	78.9	(3.6)	(5)%
International	55.5	64.8	(9.3)	(14)%
Total	287.0	282.5	4.5	2%
Net sales for the North American segment were $156.2 million in the second quarter of 2015, an increase of $17.4 million, or 13%, compared to $138.8 million in the second quarter of 2014. During the quarter, breathing apparatus shipments increased 90% over the prior year period on continued strong demand for the G1 self-contained breathing apparatus ("SCBA"). A higher level of fixed gas and flame detection ("FGFD") sales in Mexico also drove results in the segment, up 6% on a local currency basis. These increases were partially offset by weaker demand in energy-related markets, resulting in a decline in shipments of portable instruments and industrial head protection, down 18% and 8%, respectively.
Net sales for the European segment were $75.3 million for the second quarter of 2015, a decrease of $3.6 million, or 5%, compared to $78.9 million for the second quarter of 2014. Local currency sales in Europe increased 16% over prior year sales in the same period, driven by increased shipments of ballistic helmets in France, up 97% in the segment, as well as strength from large FGFD project orders and increased shipments of portable instruments in the Middle East, up 21% and 12% in the segment, respectively. Currency translation effects decreased European segment sales, when stated in U.S. dollars, by 21%.
Net sales for the International segment were $55.5 million in the second quarter of 2015, a decrease of $9.3 million, or 14%, compared to $64.8 million for the second quarter of 2014. Local currency sales in the International segment decreased 3% for the quarter on a lower level of industrial head protection, fall protection, and breathing apparatus shipments, down 16%, 13%, and 8%, respectively. These decreases were notably driven by challenging economic conditions in Brazil and were partially offset by a higher level of fire helmet shipments in Asia and Australia and portable instrument shipments across Latin America, up 146% and 17% in the segment, respectively. Local currency international sales excluding Brazil increased 3% over the prior year quarter. Currency translation effects decreased International segment sales by 11% across several geographies when stated in U.S. dollars, most notably related to the weakening Brazilian real and Australian dollar.

Gross profit. Gross profit for the second quarter of 2015 was $130.5 million, an increase of $0.8 million, or 1%, compared to $129.7 million for the second quarter of 2014. The ratio of gross profit to net sales was 45.5% in the second quarter of 2015 compared to 45.9% in the same quarter last year. The lower gross profit ratio during the current quarter was driven by product mix.
Selling, general and administrative expenses. Selling, general and administrative expenses were $77.6 million during the second quarter of 2015, a decrease of $5.2 million, or 6%, compared to $82.8 million in the second quarter of 2014. Selling, general and administrative expenses were 27.0% of net sales in the second quarter of 2015, compared to 29.3% of net sales in the second quarter of 2014. Local currency selling, general, and administrative expense increased 2% on higher non-cash pension expense and higher selling costs. These increases were partially offset by lower spend on corporate initiatives. Currency translation effects decreased current quarter selling, general and administrative expenses, when stated in U.S. dollars, by 8%, primarily related to the weakening currencies in Europe, Latin America, and Australia.
Research and development expense. Research and development expense was $13.0 million during the second quarter of 2015, an increase of $1.1 million, or 9%, compared to $11.9 million during the second quarter of 2014. Research and development expense was 4.5% of net sales in the second quarter of 2015, compared to 4.2% of net sales in the second quarter of 2014. The Company continues to focus on developing new and innovative technologies for the G1 platform and other core areas, closely aligned with our strategic goals. Currency translation effects decreased current quarter research and development expense, when stated in U.S. dollars, by 9%.
Restructuring and other charges. During the three months ended June 30, 2015, the Company recorded restructuring charges of $0.2 million ($0.1 million after tax).
During the three months ended June 30, 2014, we recorded restructuring charges of $0.9 million ($0.6 million after tax). International segment charges of $0.9 million were related to severance costs for staff reductions associated with ongoing initiatives to reduce our footprint in South Africa and Australia.
Currency exchange. Currency exchange losses were $1.6 million in the second quarter of 2015, compared to gains of $0.3 million in the second quarter of 2014. Currency exchange gains and losses in the second quarter of 2015 were mostly unrealized and related primarily to the effect of weakening currencies on unsettled inter-company balances. Refer to Note 15 to the Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Income taxes. The reported effective tax rate for the second quarter of 2015 was 34.6% and 30.7% for the same quarter last year. The effective tax rate increase was due to non-deductible losses in certain jurisdictions.
Net income attributable to MSA Safety Incorporated. Net income from continuing operations was $23.7 million for the second quarter of 2015, or $0.63 per basic share, an increase of $1.6 million, or 7%, compared to $22.1 million, or $0.59 per basic share, for the same quarter last year.
North American segment net income for the second quarter of 2015 was $22.3 million, an increase of $2.9 million, or 15%, compared to $19.4 million in the second quarter of 2014. Higher sales and controlled operating expenses contributed to the increase over the prior year period.
European segment net income for the second quarter of 2015 was $6.6 million, a decrease of $0.2 million, or 3%, compared to net income of $6.8 million during the second quarter of 2014. Higher sales drove local currency net income 24% above the second quarter of 2014. Currency translation effects decreased current quarter European segment net income, when stated in U.S. dollars, by 27%.
International segment net income for the second quarter of 2015 was $3.0 million, a decrease of $0.2 million, or 6%, compared to $3.2 million in the prior year quarter. Local currency net income in the International segment increased 4% in the current quarter, reflecting one-time asset disposal gains in Australia as the Company continues to right-size operations and optimize its global footprint. Currency translation effects decreased current quarter International segment net income, when stated in U.S. dollars, by 10%, primarily reflecting a weakening in the Brazilian real and Australian dollar.
Corporate segment net loss for the second quarter of 2015 was $7.7 million compared to a net loss of $7.5 million in the second quarter of 2014. The higher loss was driven by unfavorable foreign exchange losses on intercompany balances, partially offset by lower corporate legal expense and lower spend on corporate initiatives.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net sales. Net sales for the six months ended June 30, 2015 were $543.7 million, a decrease of $3.8 million, or 1%, compared with $547.5 million for the six months ended June 30, 2014. The unfavorable translation effects of weakened foreign currencies decreased sales, when stated in U.S. dollars, by 8%. Excluding the effects of weakening currencies, sales increased 7%.

Net Sales	Six Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2015	2014
North America	$289.8	$268.3	$21.5	8%
Europe	141.3	153.8	(12.5)	(8)%
International	112.6	125.4	(12.8)	(10)%
Total	543.7	547.5	(3.8)	(1)%
Net sales for the North American segment were $289.8 million for the six months ended June 30, 2015, an increase of $21.5 million, or 8%, compared to $268.3 million for the same period in 2014. Increased shipments of SCBA and FGFD drove growth in the segment over the prior year period, up 77% and 8%, respectively. These increases were partially offset by a decline in shipments of portable instruments and industrial head protection, down 18% and 8%, respectively.
Net sales for the European segment were $141.3 million for the six months ended June 30, 2015, a decrease of $12.5 million, or 8%, compared to $153.8 million for the same period in 2014. Local currency sales in Europe increased 10% over prior year sales in the same period, driven by increased shipments of ballistic helmets, portable instruments, and FGFD, up 77%, 19%, and 4%, respectively. Currency translation effects decreased European segment sales, when stated in U.S. dollars, by 18%.
Net sales for the International segment were $112.6 million for the six months ended June 30, 2015, a decrease of $12.8 million, or 10%, compared to $125.4 million for the same period in 2014. Local currency sales in the International segment were flat compared to the same period in 2014. Increased shipments of fire and rescue helmets, FGFD, and portable instruments, up 93%, 23%, and 15%, respectively, were offset by a lower level of industrial head protection in Brazil, down 14%, decreased deliveries of breathing apparatus in Asia, down 9%, and smaller decreases across non-core products. Currency translation effects decreased International segment sales by 10% across several geographies when stated in U.S. dollars, most notably related to the weakening Brazilian real and Australian dollar.
Gross profit. Gross profit for the six months ended June 30, 2015 was $247.3 million, a decrease of $4.2 million, or 2%, compared to $251.5 million for the same period in 2014. The ratio of gross profit to net sales was 45.5% for the six months ended June 30, 2015 compared to 45.9% in the same period last year. The lower gross profit ratio during the current period was driven by higher inventory charges, notably from product phaseouts earlier in the year, partially offset by improved product margin over the prior year period. Local currency gross profit dollars for the six months ended June 30, 2015 increased 6% on higher sales volume during the period. Currency translation effects decreased gross profit when stated in U.S. dollars by 8%.
Selling, general and administrative expenses. Selling, general and administrative expenses were $159.0 million during the six months ended June 30, 2015, a decrease of $9.1 million, or 5%, compared to $168.1 million for the same period in 2014. Selling, general and administrative expenses were 29.2% of net sales for the six months ended June 30, 2015, compared to 30.7% of net sales in the same period last year. Higher non-cash pension expense as well as higher selling costs contributed to a 2% increase on a local currency basis for the six months ended June 30, 2015. These increases were partially offset by lower spend on corporate initiatives. Currency translation effects decreased current period selling, general and administrative expenses, when stated in U.S. dollars, by 7%, primarily related to the weakening currencies in Europe, Latin America, and Australia.
Research and development expense. Research and development expense was $23.9 million during the six months ended June 30, 2015, an increase of $0.7 million, or 3%, compared to $23.2 million during the same period in 2014. Research and development expense was 4.4% of net sales for the six months ended June 30, 2015, compared to 4.2% of net sales in the same period last year. The Company continues to focus on development of new and innovative technologies for the G1 platform and other core products, closely aligned with our strategic goals. Currency translation effects decreased current period research and development expense, when stated in U.S. dollars, by 8%.
Restructuring and other charges. During the six months ended June 30, 2015, the Company recorded restructuring charges of $1.0 million ($0.7 million after tax). International segment charges of $0.8 million were related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Brazil, China and Australia.

During the six months ended June 30, 2014, the Company recorded restructuring charges of $2.8 million ($1.8 million after tax). European segment charges of $1.5 million related primarily to severance from staff reductions in Germany and Italy and reorganization costs in Germany. International segment charges of $1.3 million were related to severance costs for staff reductions associated with ongoing initiatives to reduce our footprint in South Africa and Australia.
Currency exchange. Currency exchange gains were $1.0 million during the six months ended June 30, 2015, and were insignificant for the same period in 2014. Currency exchange gains for the period were mostly unrealized and related primarily to the effect of strengthening currencies on unsettled inter-company balances. Refer to Note 15 to the Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Income taxes. The reported effective tax rate for the six months ended June 30, 2015 was 46.0%. Excluding $7.6 million of charges associated with exit taxes related to our European reorganization, the effective tax rate for the first six months of 2015 was 33.4% and 32.9% for the same period last year. The effective tax rate increase was primarily due to certain non-deductible expenses.
Net income attributable to MSA Safety Incorporated. Net income from continuing operations was $33.0 million for the six months ended June 30, 2015, or $0.88 per basic share, a decrease of $2.7 million, or 8%, compared to $35.7 million, or $0.96 per basic share, for the same period last year.
North American segment net income for the six months ended June 30, 2015 was $36.7 million, an increase of $3.0 million, or 9%, compared to $33.7 million for the same period in 2014. Higher sales and controlled operating expenses contributed to results.
European segment net income for the six months ended June 30, 2015 was $2.2 million, a decrease of $8.0 million, or 78%, compared to net income of $10.2 million for the same period in 2014. European segment pre-tax income increased 31%, on a local currency basis, reflecting higher gross profit and lower restructuring expense. Currency translation effects decreased current period European segment pre-tax income, when stated in U.S. dollars, by 31%.
International segment net income for the six months ended June 30, 2015 was $6.7 million, a decrease of $1.1 million, or 14%, compared to $7.8 million for the same period in 2014. Local currency net income in the International segment decreased 7% during the six months ended June 30, 2015, reflecting higher operating expenses. Currency translation effects decreased current period International segment net income, when stated in U.S. dollars, by 7%, primarily reflecting a weakening in the Brazilian real and Australian dollar.
Corporate segment net loss for the six months ended June 30, 2015 was $12.5 million, a decrease of $2.9 million, or 19%, compared to a net loss of $15.4 million for the same period in 2014. The lower loss is driven by lower corporate legal expense, lower spend on corporate initiatives, and higher foreign exchange gains on intercompany balances.
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
At June 30, 2015, we had cash and cash equivalents totaling $88.1 million, of which $76.9 million was held by our foreign subsidiaries. Cash and cash equivalents are held by our foreign subsidiaries whose earnings are considered indefinitely reinvested at June 30, 2015. These funds could be subject to additional income taxes if repatriated. It is not practicable to determine the potential income tax liability that we would incur if these funds were repatriated to the U.S. because the time and manner of repatriation is uncertain. We believe that domestic cash and cash equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period’s foreign earnings, and availability of our domestic line of credit continue to be sufficient to fund our domestic liquidity requirements.
Cash and cash equivalents decreased $17.9 million during the six months ended June 30, 2015, compared to decreasing $0.1 million during the same period in 2014.

Operating activities. Operating activities provided cash of $7.7 million during the six months ended June 30, 2015, compared to providing $15.3 million during the same period in 2014. Lower operating cash flow during the first six months of 2015 was attributable to lower net income and unfavorable changes in working capital. Insurance receivables related to cumulative trauma product liability losses were $219.0 million at June 30, 2015 compared to $220.5 million at December 31, 2014. Inventories were $150.4 million at June 30, 2015, compared to $123.0 million at December 31, 2014, reflecting a local currency inventory increase of $33.7 million. The increase in inventories during the current period is due to general restocking from year-end and continued demand planning for our G1 SCBA and F1XF Fire helmet lines. Trade receivables were $218.8 million at June 30, 2015, compared to $211.4 million at December 31, 2014, reflecting a local currency increase of $13.8 million driven by G1 SCBA sales in North America. Accounts payable were $80.5 million at June 30, 2015, compared to $70.2 million at December 31, 2014, reflecting a local currency increase of $12.3 million related to the higher inventory balances for the G1 SCBA.
At December 31, 2014, we recorded an other non-current liability of $35.1 million related to a number of cumulative trauma cases settled by MSA LLC during the 2014 fourth quarter and into January 2015. As of June 30, 2015, this amount is classified as a current liability on the condensed consolidated balance sheet and represents an increase in the accounts payable and accrued liabilities line in the statement of cash flows for the six months ended June 30, 2015. As disclosed in Note 17 to the Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, most of the $71.8 million liability related to this settlement will be paid equally over four quarters, beginning in the 2015 third quarter and ending in the 2016 second quarter.
Investing activities. Investing activities used cash of $8.0 million during the six months ended June 30, 2015, compared to using $14.5 million in the same period last year. The change is primarily due to the sale of a property in Australia.
Financing activities. Financing activities used cash of $12.9 million during the six months ended June 30, 2015, compared to using $0.2 million during the same period in 2014. The change was primarily related to our share repurchase program, as we acquired 150,000 shares for $7.1 million in cash during June 2015. During the six months ended June 30, 2015, we had net borrowings of $18.0 million, primarily from our long-term line of credit. This compared to net borrowings of $20.2 million in the same period in 2014. We paid cash dividends of $23.5 million in the first six months of 2015 compared to $22.5 million in the same period last year.
The Company currently has access to approximately $598.6 million of capital at June 30, 2015. Refer to Note 12 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at June 30, 2015 resulted in a translation loss of $19.7 million being charged to the cumulative translation adjustments shareholders' equity account during the six months ended June 30, 2015, compared to a loss of $0.8 million during the same period in 2014. The translation loss during the first half of 2015 was primarily related to the strengthening of the U.S. dollar against the euro. The translation loss during the first half of 2014 was primarily related to the strengthening of the U.S. dollar against the Argentine peso, Chilean peso and Chinese yuan.
COMMITMENTS AND CONTINGENCIES
We made contributions of $2.0 million to our pension plans during the six months ended June 30, 2015. We expect to make total contributions of approximately $4.1 million to our pension plans in 2015.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2015 totaling $6.4 million, of which $3.3 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at June 30, 2015. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2015, the Company has $2.4 million of restricted cash in support of these arrangements.
We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.
Please refer to Note 17 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for further discussion on the Company's product liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We evaluate these estimates and judgments on an on-going basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our consolidated financial statements.
The more critical judgments and estimates used in the preparation of our consolidated financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income for the three months ended June 30, 2015 by approximately $12.9 million and $0.8 million, respectively.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2015, we had open foreign currency forward contracts with a U.S. dollar notional value of $68.7 million. A hypothetical 10% increase in June 30, 2015 forward exchange rates would result in a $6.9 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments, these financial instruments are reported at carrying values that approximate fair values.
At June 30, 2015, we had $146.7 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.2 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2015	3,033	$52.18	—	1,064,718
May 1 - May 31, 2015	182	44.71	—	1,089,490
June 1 - June 30, 2015	150,163	47.35	150,000	1,914,996
On May 12, 2015, The Board of Directors adopted a new stock repurchase program to replace the existing program. The new program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.
We repurchased 150,000 shares during the quarter ended June 30, 2015 related to the stock repurchase program and 3,378 shares during the quarter related to stock compensation transactions.
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

MSA SAFETY INCORPORATED

July 23, 2015	/s/ Stacy P. McMahan
Stacy P. McMahan
Senior Vice President of Finance and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer