Form 10-Q
period 2015-09-30
MSA Safety Inc
filed 2015-10-22
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 20, 2015, 37,342,716 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net sales	$273,746	$275,159	$817,465	$822,697
Other income, net	431	585	1,166	986
	274,177	275,744	818,631	823,683
Costs and expenses
Cost of products sold	153,965	151,436	450,372	447,489
Selling, general and administrative	72,727	77,301	231,683	245,377
Research and development	12,532	13,420	36,430	36,604
Restructuring and other charges (Note 4)	3,740	3,640	4,698	6,397
Interest expense	2,827	2,493	7,802	7,617
Currency exchange losses, net	4,327	315	3,336	358
	250,118	248,605	734,321	743,842
Income from continuing operations before income taxes	24,059	27,139	84,310	79,841
Provision for income taxes (Note 10)	8,935	8,699	36,669	26,056

Income from continuing operations	15,124	18,440	47,641	53,785
Income from discontinued operations (Note 18)	462	765	1,240	1,832
Net income	15,586	19,205	48,881	55,617

Net loss attributable to noncontrolling interests	390	100	1,075	202

Net income attributable to MSA Safety Incorporated	$15,976	$19,305	$49,956	$55,819

Amounts attributable to MSA Safety Incorporated common shareholders:
Income from continuing operations	$15,712	$18,674	$48,750	$54,328
Income from discontinued operations (Note 18)	264	631	1,206	1,491
Net income	$15,976	$19,305	$49,956	$55,819

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic
Income from continuing operations	$0.42	$0.50	$1.30	$1.45
Income from discontinued operations (Note 18)	$0.01	$0.02	$0.03	$0.04
Net income	$0.43	$0.52	$1.33	$1.49
Diluted
Income from continuing operations	$0.41	$0.49	$1.29	$1.43
Income from discontinued operations (Note 18)	$0.01	$0.02	$0.03	$0.04
Net income	$0.42	$0.51	$1.32	$1.47
Dividends per common share	$0.32	$0.31	$0.95	$0.92
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$15,586	$19,205	$48,881	$55,617
Foreign currency translation adjustments	(13,701)	(20,563)	(33,860)	(21,467)
Pension and post-retirement plan adjustments, net of tax of $1,267, $805, $4,161, and $3,239	2,294	1,418	7,446	5,718
Total other comprehensive (loss), net of tax	(11,407)	(19,145)	(26,414)	(15,749)
Comprehensive income	4,179	60	22,467	39,868
Comprehensive loss attributable to noncontrolling interests	960	380	2,099	624
Comprehensive income attributable to MSA Safety Incorporated	$5,139	$440	$24,566	$40,492
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands)	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$189,343	$105,998
Trade receivables, less allowance for doubtful accounts of $7,728 and $7,821	211,709	211,440
Inventories (Note 3)	150,125	122,954
Deferred tax assets (Note 10)	21,007	23,830
Prepaid income taxes	15,669	2,876
Prepaid expenses and other current assets	32,731	30,771
Total current assets	620,584	497,869

Property, plant and equipment, net (Note 5)	144,805	151,352
Prepaid pension cost	82,011	75,017
Deferred tax assets (Note 10)	17,885	20,227
Goodwill (Note 13)	248,319	252,520
Intangible assets (Note 13)	27,458	31,323
Other noncurrent assets	235,905	236,484
Total assets	$1,376,967	$1,264,792

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$6,806	$6,700
Accounts payable	68,798	70,210
Employees’ compensation	39,218	40,249
Insurance and product liability	64,503	47,456
Tax liabilities	14,424	5,545
Other current liabilities	57,519	63,897
Total current liabilities	251,268	234,057

Long-term debt (Note 12)	388,000	245,000
Pensions and other employee benefits	167,151	174,598
Deferred tax liabilities (Note 10)	29,410	26,306
Other noncurrent liabilities	16,235	46,198
Total liabilities	852,064	726,159
Commitments and contingencies (Note 17)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	3,569	3,569
Common stock, no par value (Note 7)	156,277	148,401
Treasury shares, at cost (Note 7)	(295,280)	(286,557)
Accumulated other comprehensive loss	(192,120)	(166,730)
Retained earnings	849,634	835,126
Total MSA Safety Incorporated shareholders' equity	522,080	533,809
Noncontrolling interests	2,823	4,824
Total shareholders’ equity	524,903	538,633
Total liabilities and shareholders’ equity	$1,376,967	$1,264,792
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2015	2014
Operating Activities
Net income	$48,881	$55,617
Depreciation and amortization	22,646	22,311
Pensions (Note 14)	8,817	4,206
Net gain from disposal of assets	(1,958)	—
Stock-based compensation (Note 11)	6,931	7,887
Asset impairment charges	2,630	—
Deferred income tax provision	449	(1,121)
Other noncurrent assets and liabilities	(38,995)	(27,853)
Currency exchange losses, net	3,649	295
Excess tax benefit related to stock plans	(896)	(2,436)
Other, net	(6,686)	(2,262)
Operating cash flow before changes in certain working capital items	45,468	56,644
(Increase) in trade receivables	(11,230)	(7,263)
(Increase) in inventories (Note 3)	(39,793)	(16,192)
(Increase) decrease in income taxes receivable, prepaid expenses and other current assets	(12,003)	5,836
Increase in accounts payable and accrued liabilities	27,388	11,777
(Increase) in certain working capital items	(35,638)	(5,842)
Cash Flow From Operating Activities	9,830	50,802
Investing Activities
Capital expenditures	(25,148)	(24,233)
Property disposals and other investing	7,969	—
Cash Flow (Used in) Investing Activities	(17,179)	(24,233)
Financing Activities
Proceeds from (payments on) short-term debt, net	142	(829)
Proceeds from long-term debt (Note 12)	368,000	356,000
(Payments on) long-term debt (Note 12)	(225,000)	(346,000)
Restricted cash	278	499
Cash dividends paid	(35,448)	(34,043)
Company stock purchases	(10,230)	(5,396)
Exercise of stock options	1,331	6,474
Employee stock purchase plan	230	—
Excess tax benefit related to stock plans	896	2,436
Cash Flow From (Used in) Financing Activities	100,199	(20,859)
Effect of exchange rate changes on cash and cash equivalents	(9,505)	(4,620)
Increase in cash and cash equivalents	83,345	1,090
Beginning cash and cash equivalents	105,998	96,265
Ending cash and cash equivalents	$189,343	$97,355
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances June 30, 2014	$806,219	$(74,731)
Net income	19,205	—
Foreign currency translation adjustments	—	(20,563)
Pension and post-retirement plan adjustments, net of tax of $805	—	1,418
Loss attributable to noncontrolling interests	100	280
Common dividends	(11,532)	—
Preferred dividends	(10)	—
Balances September 30, 2014	813,982	(93,596)

Balances June 30, 2015	845,584	(181,283)
Net income	15,586	—
Foreign currency translation adjustments	—	(13,701)
Pension and post-retirement plan adjustments, net of tax of $1,267	—	2,294
Loss attributable to noncontrolling interests	390	570
Common dividends	(11,916)	—
Preferred dividends	(10)	—
Balances September 30, 2015	$849,634	$(192,120)

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2013	$792,206	$(78,269)
Net income	55,617	—
Foreign currency translation adjustments	—	(21,467)
Pension and post-retirement plan adjustments, net of tax of $3,239	—	5,718
Loss attributable to noncontrolling interests	202	422
Common dividends	(34,013)	—
Preferred dividends	(30)	—
Balances September, 2014	813,982	(93,596)

Balances December 31, 2014	835,126	(166,730)
Net income	48,881	—
Foreign currency translation adjustments	—	(33,860)
Pension and post-retirement plan adjustments, net of tax of $4,161	—	7,446
Loss attributable to noncontrolling interests	1,075	1,024
Common dividends	(35,418)	—
Preferred dividends	(30)	—
Balances September 30, 2015	$849,634	$(192,120)
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
In May 2014, the FASB issued ASU 2014-09, Revenue with Contracts from Customers. This ASU clarifies the principles for recognizing revenue such that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-15, Revenue with Contracts from Customers. This ASU defers the effective date of the standard until January 1, 2018. The Company is currently evaluating the impact that the adoption of these ASUs will have on the consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU 2015-15, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs for line of credit arrangements. Both ASUs will be effective beginning in 2016. The adoption of these ASU is not expected to have a material effect on our consolidated financial statements.

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
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU requires inventory to be measured at the lower of cost and net realizable value. This ASU applies to inventory measured using the first-in, first-out (FIFO) or average cost methods only. This ASU will be effective beginning in 2017. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965). This ASU simplifies complexities within employee benefit plan accounting including Fully Benefit-Responsive Investment Contracts, Plan Investment Disclosures, and the Measurement Date Practical Expedient. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
In September 2015, the FASB issued ASU 2016-15, Simplifying the Accounting for Measurement-Period Adjustments. This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this Update eliminate the requirement to retrospectively account for those adjustments. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
Note 3—Inventories

(In thousands)	September 30, 2015	December 31, 2014
Finished products	$70,468	$67,713
Work in process	8,518	8,942
Raw materials and supplies	71,139	46,299
Total inventories	150,125	122,954
Excess of FIFO costs over LIFO costs	44,468	44,468
Total FIFO inventories	$194,593	$167,422
Note 4—Restructuring and Other Charges
During the three and nine months ended September 30, 2015, we recorded restructuring charges of $3.7 million and $4.7 million, respectively. International segment restructuring charges of $0.7 million and $1.6 million during the three and nine months ended September 30, 2015 were related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Brazil, China, Australia and within International segment management. North American segment restructuring charges of $1.4 million during the three and nine months ended September 30, 2015 related primarily to severance from staff reductions. European segment restructuring charges of $1.4 million and $1.5 million during the three and nine months ended September 30, 2015 related to a one-time benefit for employees impacted by our European Principal Operating Company. We are actively taking steps to reduce our cost structure. We are currently evaluating a cost reduction program, focused on headcount to effectively position ourselves to mitigate oil and gas market demand and a slower growth environment across key emerging markets. We expect to incur $4.0 to $6.0 million of restructuring expense during the 2015 fourth quarter.
During the three and nine months ended September 30, 2014, we recorded charges of $3.6 million and $6.4 million, respectively. European segment restructuring charges of $3.0 million for the three months ended September 30, 2014 were related to severance costs for workforce reductions in Germany, Italy, and Spain. These costs represent continued steps in the execution of our Europe 2.0 initiative. International segment charges of $0.6 million for the three months ended September 30, 2014 were related to severance for staff reductions associated with ongoing initiatives to right size our operations in Australia and South Africa.

European segment charges for the nine months ended September 30, 2014 of $4.5 million related primarily to severance from staff reductions in Germany, Italy, and Spain and reorganization costs in Germany. International segment charges for the nine months ended September 30, 2014 of $1.9 million were related to severance from staff reductions in South Africa, Australia and Brazil.
Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	North America	Europe	International	Corporate	Total
Reserve balances at December 31, 2013	$—	$1.7	$—	$—	$1.7
Restructuring charges	—	4.8	3.7	—	8.5
Asset disposals	—	(0.4)	(1.7)	—	(2.1)
Cash payments	—	(3.5)	(1.8)	—	(5.3)
Reserve balances at December 31, 2014	$—	$2.6	$0.2	$—	$2.8
Restructuring charges	1.4	1.5	1.6	0.2	4.7
Cash payments	(0.1)	(2.1)	(1.6)	—	(3.8)
Reserve balances at September 30, 2015	$1.3	$2.0	$0.2	$0.2	$3.7
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment:

(In thousands)	September 30, 2015	December 31, 2014
Land	$1,856	$3,573
Buildings	107,564	110,144
Machinery and equipment	337,314	335,318
Construction in progress	15,373	17,327
Total	462,107	466,362
Less accumulated depreciation	(317,302)	(315,010)
Net property	$144,805	$151,352
Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
The changes in Accumulated Other Comprehensive Loss by component were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Pension and other postretirement benefits
Balance at beginning of period	$(120,418)	$(72,780)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(235)	(63)	—	—
Recognized net actuarial losses	3,796	2,286	—	—
Tax benefit	(1,267)	(805)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	2,294	1,418	—	—
Balance at end of period	$(118,124)	$(71,362)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(60,865)	$(1,951)	$(2,653)	$(1,744)
Foreign currency translation adjustments	(13,131)	(20,283)	(570)	(280)
Balance at end of period	$(73,996)	$(22,234)	$(3,223)	$(2,024)

	MSA Safety Incorporated		Noncontrolling Interests
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Pension and other postretirement benefits
Balance at beginning of period	$(125,570)	$(77,080)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(201)	(189)	—	—
Recognized net actuarial losses	11,808	9,146	—	—
Tax benefit	(4,161)	(3,239)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	7,446	5,718	—	—
Balance at end of period	$(118,124)	$(71,362)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(41,160)	$(1,189)	$(2,199)	$(1,602)
Foreign currency translation adjustments	(32,836)	(21,045)	(1,024)	(422)
Balance at end of period	$(73,996)	$(22,234)	$(3,223)	$(2,024)
The reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 14—Pensions and Other Post-Retirement Benefits).
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,373 shares issued and 52,911 shares held in treasury at September 30, 2015. During the 2015 third quarter, thirty-three shares of preferred stock were repurchased. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of September 30, 2015.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2014. No new shares have been issued in 2015. There were 37,342,716 and 37,448,310 shares outstanding at September 30, 2015 and December 31, 2014, respectively.
Treasury Shares - On May 12, 2015, the Board of Directors adopted a new stock repurchase program to replace the existing program. The new program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We repurchased 150,000 shares since the program was approved in May. We do not have any other share purchase programs. There were 24,738,675 and 24,633,081 Treasury Shares at September 30, 2015 and December 31, 2014, respectively.
The Company began issuing Treasury Shares for all share based benefit plans during 2014. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 129,462 Treasury Shares issued for these purposes during the nine months ended September 30, 2015.
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
The Company's sales are allocated to each country based primarily on the destination of the end-customer.
Reportable segment information is presented in the following table:

(In thousands)	North America	Europe	International	Corporate	Reconciling Items	Consolidated Totals
Three Months Ended September 30, 2015
Sales to external customers	$156,141	$62,489	$55,116	$—	$—	$273,746
Intercompany sales	30,463	43,934	4,250	—	(78,647)	—
Net income (loss):
Continuing operations	25,225	(837)	2,275	(10,357)	(594)	15,712
Discontinued operations	—	—	264	—	—	264
Nine Months Ended September 30, 2015
Sales to external customers	$445,898	$203,819	$167,748	$—	$—	$817,465
Intercompany sales	101,224	146,052	14,963	—	(262,239)	—
Net income (loss):
Continuing operations	61,909	1,322	8,926	(22,849)	(558)	48,750
Discontinued operations	—	—	1,206	—	—	1,206

(In thousands)	North America	Europe	International	Corporate	Reconciling Items	Consolidated Totals
Three Months Ended September 30, 2014
Sales to external customers	$131,844	$75,785	$67,530	$—	$—	$275,159
Intercompany sales	28,654	24,424	4,050	—	(57,128)	—
Net income (loss):
Continuing operations	18,324	2,575	3,807	(6,500)	468	18,674
Discontinued operations	—	—	631	—	—	631
Nine Months Ended September 30, 2014
Sales to external customers	$400,147	$229,606	$192,944	$—	$—	$822,697
Intercompany sales	87,247	81,520	12,688	—	(181,455)	—
Net income (loss):
Continuing operations	51,991	12,807	11,570	(21,859)	(181)	54,328
Discontinued operations	—	—	1,491	—	—	1,491
Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.
The percentage of total sales by product group were as follows:

Three Months Ended September 30,	2015	2014
Breathing Apparatus	30%	17%
Fixed Gas & Flame Detection	20%	24%
Portable Gas Detection	12%	15%
Industrial Head Protection	12%	14%
Fire and Rescue Helmets	5%	4%
Fall Protection	4%	4%
Other	17%	22%

Nine Months Ended September 30,	2015	2014
Breathing Apparatus	25%	18%
Fixed Gas & Flame Detection	22%	22%
Portable Gas Detection	13%	15%
Industrial Head Protection	12%	14%
Fire and Rescue Helmets	5%	5%
Fall Protection	4%	4%
Other	19%	22%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income attributable to continuing operations	$15,712	$18,674	$48,750	$54,328
Preferred stock dividends	(10)	(10)	(30)	(30)
Income from continuing operations available to common equity	15,702	18,664	48,720	54,298
Dividends and undistributed earnings allocated to participating securities	(45)	(115)	(141)	(342)
Income from continuing operations available to common shareholders	15,657	18,549	48,579	53,956

Net income attributable to discontinued operations	$264	$631	$1,206	$1,491
Preferred stock dividends	—	—	—	—
Income from discontinued operations available to common equity	264	631	1,206	1,491
Dividends and undistributed earnings allocated to participating securities	(1)	(4)	(3)	(9)
Income from discontinued operations available to common shareholders	263	627	1,203	1,482

Basic weighted-average shares outstanding	37,252	37,187	37,301	37,111
Stock options and other stock compensation	457	597	475	597
Diluted weighted-average shares outstanding	37,709	37,784	37,776	37,708
Antidilutive stock options	467	—	467	—

Earnings per share attributable to continuing operations:
Basic	$0.42	$0.50	$1.30	$1.45
Diluted	$0.41	$0.49	$1.29	$1.43

Earnings per share attributable to discontinued operations:
Basic	$0.01	$0.02	$0.03	$0.04
Diluted	$0.01	$0.02	$0.03	$0.04
Note 10—Income Taxes
The Company's effective tax rate for the third quarter of 2015 and 2014 was 37.1% and 32.1%, respectively. The 37.1% tax rate from the third quarter of 2015 differs from the U.S. federal statutory rate of 35% primarily due to non-deductible losses in certain foreign jurisdictions and other non-deductible expenses, offset partially by income sourced from lower tax jurisdictions. The 32.1% tax rate from the third quarter of 2014 differs from the U.S. federal statutory rate of 35% primarily due to tax benefits of earning income in lower tax foreign jurisdictions.

The effective tax rate for the nine month period of 2015 was 43.5%. Excluding $7.6 million of charges for the first quarter of 2015 associated with exit taxes related to our European reorganization, the effective tax rate for the nine month periods of 2015 and 2014 was 34.5% and 32.6%, respectively. The 34.5% rate for the nine month period of 2015 differs from the U.S. federal statutory rate of 35% primarily due to income sourced from lower tax jurisdictions. The 32.6% rate for the nine month period of 2014 differs from the U.S. federal statutory rate of 35% primarily due to tax benefits of earning income in lower tax foreign jurisdictions.
At September 30, 2015, the Company had a gross liability for unrecognized tax benefits of $15.0 million. The Company has recognized tax benefits associated with these liabilities of $5.2 million at September 30, 2015. The gross liability includes a new amount from the first quarter associated with a foreign tax exposure.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest and penalties related to uncertain tax positions was $1.4 million at September 30, 2015.
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
Stock compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Stock compensation expense	$144	$1,077	$6,931	$7,887
Income tax benefit	51	381	2,647	2,871
Stock compensation expense, net of income tax benefit	$93	$696	$4,284	$5,016
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

A summary of stock option activity for the nine months ended September 30, 2015 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	1,618,561	$35.74
Granted	170,683	48.64
Exercised	(35,199)	37.80
Forfeited	(28,708)	49.71
Expired	(1,109)	44.36
Outstanding at September 30, 2015	1,724,228	36.73
Exercisable at September 30, 2015	1,310,218	$32.66
Restricted stock is valued at the market value of the stock on the grant date. A summary of restricted stock activity for the nine months ended September 30, 2015 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	268,743	$45.34
Granted	83,625	47.78
Vested	(110,648)	38.65
Forfeited	(19,639)	45.19
Unvested at September 30, 2015	222,081	$49.59
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
A summary of performance stock unit activity for the nine months ended September 30, 2015 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	143,961	$52.42
Granted	54,856	40.06
Performance adjustments	16,447	41.45
Vested	(66,200)	41.75
Forfeited	(9,820)	51.51
Unvested at September 30, 2015	139,244	$51.39
The performance adjustments above relate to the final number of shares issued for the 2012 Management Performance Units, which were 133.6% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2015.

Note 12—Long-Term Debt

(In thousands)	September 30, 2015	December 31, 2014
2006 Senior Notes payable through 2021, 5.41%	$46,667	$46,667
2010 Senior Notes payable through 2021, 4.00%	100,000	100,000
Senior revolving credit facility maturing in 2019	248,000	105,000
Total	394,667	251,667
Amounts due within one year	6,667	6,667
Long-term debt	$388,000	$245,000
At September 30, 2015, $48.5 million of the existing $300.0 million senior revolving credit facility was unused including letters of credit.
In connection with the Company's acquisition of Latchways plc, ("Latchways") the Company entered into an additional credit agreement, effective August 31, 2015. The credit agreement establishes a senior unsecured credit facility consisting of a $125.0 million senior revolving credit facility maturing on the earlier of August 31, 2020 and the final maturity date of MSA’s existing credit facility (which is at present March 7, 2019). Please refer to Note 19 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for further discussion on the acquisition.
The revolving credit facilities and note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facilities and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at September 30, 2015.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2015 totaling $7.3 million, of which $3.5 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at September 30, 2015. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2015, the Company has $2.4 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the nine months ended September 30, 2015 are as follows:

(In thousands)	Goodwill
Balance at January 1	$252,520
Currency translation	(4,201)
Balance at September 30	$248,319
At September 30, 2015, goodwill of $196.5 million, $50.0 million, and $1.8 million related to the North American, European, and International reportable segments, respectively.
As of September 30 of each year, or more frequently if indicators of impairment exist, we evaluate goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in the business climate, unanticipated competition, slower growth rates, or negative developments in equity and credit markets, among others.
All goodwill is assigned to reporting units. For goodwill impairment testing purposes, we consider our operating segments to be our reporting units. At September 30, 2015, we performed a quantitative test for all reporting units. Quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimated reporting unit fair value using a weighted average of fair values determined by the income approach (a discounted cash flow model) and the market approach, as we believe both are important indicators of fair value.
At September 30, 2015, based on our quantitative test, the fair values of all of our reporting units exceeded their carrying values, and therefore no goodwill impairment was recognized.
Changes in intangible assets, net of accumulated amortization during the nine months ended September 30, 2015 are as follows:

(In thousands)	Intangible Assets
Net balance at January 1	$31,323
Amortization expense	(2,859)
Impairment Loss	(723)
Currency translation	(283)
Net balance at September 30	$27,458
In June 2015, we decided to wind down the sales efforts associated with certain non-core products. A discounted cash flow valuation showed that the book value of intangible assets used to support these non-core product sales exceeded their fair value by $0.7 million. This impairment loss is reported in other income, net in the condensed consolidated statement of income and included in the North American segment information.
Note 14—Pensions and Other Postretirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014
Three Months Ended September 30,
Service cost	$2,904	$2,481	$111	$156
Interest cost	4,593	4,891	216	299
Expected return on plan assets	(8,537)	(8,251)	—	—
Amortization of prior service cost	17	21	(84)	(84)
Recognized net actuarial losses	3,929	2,203	7	83
Settlements	33	57	—	—
Net periodic benefit cost	$2,939	$1,402	$250	$454

Nine Months Ended September 30,
Service cost	$8,712	$7,443	$333	$468
Interest cost	13,779	14,673	648	897
Expected return on plan assets	(25,611)	(24,753)	—	—
Amortization of prior service cost	51	63	(252)	(252)
Recognized net actuarial losses	11,787	6,609	21	249
Settlements	99	171	—	—
Net periodic benefit cost	$8,817	$4,206	$750	$1,362
We made contributions of $3.0 million to our pension plans during the nine months ended September 30, 2015. We expect to make total contributions of approximately $4.1 million to our pension plans in 2015.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses in the condensed consolidated statement of income. The notional amount of open forward contracts was $42.7 million and $60.9 million at September 30, 2015 and December 31, 2014, respectively.

The following table presents the balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$166	$429
Foreign exchange contracts: other current assets	306	34
The following table presents the statement of income location and impact of derivative financial instruments:

		Loss Recognized in Income
		Nine Months Ended September 30,
(In thousands)	Statement of Income Location	2015	2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses, net	$1,607	$2,060
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
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $146.7 million and $153.3 million at September 30, 2015 and 2014, respectively. The fair value of this debt was $153.5 million and $162.7 million at September 30, 2015 and 2014, respectively. The fair value of this debt was determined using Level 2 inputs as described above.
Note 17—Contingencies
MSA LLC, a subsidiary of MSA Safety Incorporated (formerly Mine Safety Appliances Company), categorizes the product liability losses that its various subsidiaries experience into two main categories: single incident and cumulative trauma. Single incident product liability claims are discrete incidents that are typically known to us when they occur and involve observable injuries which provide an objective basis for quantifying damages. MSA LLC estimates its liability for single incident product liability claims based on expected settlement costs for pending claims and an estimate of costs for unreported claims. The estimate for unreported claims is based on experience, sales volumes and other relevant information. The reserve for single incident product liability claims was $3.5 million at September 30, 2015 and $3.5 million at December 31, 2014. Single incident product liability expense during the nine months ended September 30, 2015 and 2014 was $0.7 million and $0.2 million, respectively. Single incident product liability exposures are evaluated on an ongoing basis and adjustments are made to the reserve as appropriate.

Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. MSA LLC is presently named as a defendant in 2,003 lawsuits, some of which involve multiple plaintiffs. In these lawsuits, plaintiffs allege to have contracted certain cumulative trauma diseases related to exposure to silica, asbestos, and/or coal dust. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors.
A summary of cumulative trauma product liability lawsuit activity follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Open lawsuits, beginning of period	2,326	2,840
New lawsuits	237	542
Settled and dismissed lawsuits	(560)	(1,056)
Open lawsuits, end of period	2,003	2,326
More than half of the open lawsuits at September 30, 2015 have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any point due to changes in circumstances.
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
After extensive review by the valuation consultant, MSA LLC, and its outside counsel, it was determined that MSA LLC cannot estimate its liability for cumulative trauma product liability claims. This is a result of numerous factors, including annual claims levels and indemnity payments that are highly variable and a lack of consistency in the source of the claims. MSA LLC will continue to regularly evaluate its ability to estimate its cumulative trauma product liability exposure. MSA LLC expects to complete a similar review in the 2015 fourth quarter.
During the 2014 fourth quarter and into January 2015, MSA LLC settled a number of cumulative trauma cases for $71.8 million, the vast majority of which were insured. The impact of these settlements was reflected in MSA Safety Incorporated’s 2014 consolidated financial statements and in the above year-end roll-forward of lawsuits. MSA LLC paid $17.0 million related to these settlements in the 2015 third quarter. At September 30, 2015, the cumulative trauma product liability reserve totaled $55.2 million, most of which will be paid equally over the next three quarters, beginning with the 2015 fourth quarter and ending in the 2016 second quarter. All of this amount, was recorded in the insurance and product liability line in the other current liabilities section of the condensed consolidated balance sheet. The cumulative trauma product liability reserve totaled $74.9 million at December 31, 2014, comprising of $35.1 million in other non-current liabilities and the remainder recorded in the insurance and product liability line in the current liabilities section of the consolidated balance sheet. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities. Our aggregate cumulative trauma product liability losses and administrative and defense costs for the three years ended December 31, 2014, totaled approximately $169.6 million, substantially all of which was insured.

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
Insurance receivables at September 30, 2015 totaled $220.5 million, of which $2.0 million is reported in other current assets and $218.5 million in other non-current assets. Insurance receivables at December 31, 2014 totaled $220.5 million, of which $2.0 million is reported in other current assets and $218.5 million in other non-current assets.
A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance beginning of period	$220.5	$124.8
Additions	5.0	98.2
Collections and settlements	(5.0)	(2.5)
Balance end of period	$220.5	$220.5
Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses were $0.7 million during the three months ended September 30, 2015, and were insignificant during the same period in 2014. Collections primarily represent agreements with insurance companies to pay amounts due that are applicable to cumulative trauma claims. In cases where the payment stream covers multiple years, the present value of the payments is recorded as a note receivable (current and long-term) in the consolidated balance sheet within prepaid expenses and other current assets and other noncurrent assets.
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
In 2010, North River sued MSA LLC (as Mine Safety Appliances Company) in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaratory judgment concerning their responsibilities under three additional policies. MSA LLC asserted claims against North River for breaches of contract for failures to pay amounts owed to MSA LLC. MSA LLC also alleges that North River engaged in bad-faith claims handling. MSA LLC believes that North River’s refusal to indemnify us under these policies for product liability losses and legal fees paid by MSA LLC is wholly contrary to Pennsylvania law and MSA LLC is vigorously pursuing the legal actions necessary to collect all due amounts. The court has ruled on certain summary judgment motions; others remain pending. A trial date has not yet been scheduled.
In July 2010, MSA LLC (as Mine Safety Appliances Company) filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of its excess insurance carriers concerning the future rights and obligations of MSA LLC and its excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of its rights under the insurance policies issued by the insurers. The court has ruled on certain summary judgment motions; others remain pending. Trial is currently scheduled for the second quarter of 2016.
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
Note 18—Discontinued Operations
The Company is actively negotiating the sale of substantially all of the assets and liabilities of its South African personal protective equipment distribution business and its Zambian operations. Management continues to conclude that it is probable that the sale of these assets and liabilities will close in the coming months. The operations of this business qualify as a component of an entity under FASB ASC 205-20 "Presentation of Financial Statements - Discontinued Operations", and thus the operations have been reclassified as discontinued operations and prior periods have been reclassified to conform to this presentation.
Summarized financial information for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Discontinued Operations
Net sales	$11,648	$14,645	$34,189	$35,294
Other income, net	257	26	430	54
Cost and expenses:
Cost of products sold	9,478	12,007	27,526	28,158
Selling, general and administrative	1,751	1,637	5,035	4,796
Currency exchange losses (gains), net	105	6	313	(63)
Income from discontinued operations before income taxes	571	1,021	1,745	2,457
Provision for income taxes	109	256	505	625
Income from discontinued operations, net of tax	$462	$765	$1,240	$1,832

Certain balance sheet items that are related to the Company's South African personal protective equipment distribution business and its Zambian operations are reported as discontinued operations. These items are reported in the following consolidated balance sheet lines:

(In thousands)	September 30, 2015	December 31, 2014
Discontinued Operations assets and liabilities
Trade receivables, less allowance for doubtful accounts	$6,334	$6,638
Inventories	9,482	11,829
Net property	468	342
Other assets	575	2,022
Total assets	16,859	20,831
Accounts payable	3,537	5,263
Accrued and other liabilities	894	991
Total liabilities	4,431	6,254
Net assets	$12,428	$14,577
The following summary provides financial information for discontinued operations related to net loss related to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net loss (income) attributable to noncontrolling interests
Loss from continuing operations	$588	$234	$1,109	$543
(Income) from discontinued operations	(198)	(134)	(34)	(341)
Net loss	$390	$100	$1,075	$202
Note 19—Subsequent Event
On October 21, 2015, we acquired 100% of the common stock of Latchways plc ("Latchways") for $190.9 million in cash. There is no contingent consideration. Latchways, which is headquartered in the UK, is a leading provider of innovative fall protection systems and solutions. The acquisition of Latchways represents a key step in the execution of our corporate strategy by expanding our investment in one of the largest and fastest growing product segments of the global safety market. This acquisition will double our fall protection business, positioning MSA as one of the largest fall protection providers globally.
Goodwill related to the Latchways acquisition, which is expected to be primarily included in the European operating segment, is not expected to be deductible for tax purposes.
Our results for the three and nine months ended September 30, 2015 include transaction and integration costs of $0.7 million related to the acquisition. These costs are reported in selling, general and administrative expenses.
Latchways operating results will be included in our financial statements from the acquisition date. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.
At the date of issuance of these financial statements, the initial purchase accounting was not complete. We are also unable to provide pro forma revenues and earnings of the combined entity due to the limited time since the acquisition. This information will be included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Non-core products. MSA maintains a portfolio of non-core products which includes both adjacent and peripheral offerings. Adjacent products reinforce and extend the core, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and have their roots within the core product value chain. Key adjacent products include respirators, eye and face protection, thermal imaging cameras, ballistic helmets, and gas masks. Gas masks and ballistic helmet sales represent the primary purchases of our military customers and were approximately $41.1 million globally in the first nine months of 2015. Peripheral products are primarily sold to the mining industry and reflect a small portion of consolidated sales.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in the MSA's Annual Report on Form 10-K for the year ended December 31, 2014.
SUBSEQUENT EVENT
On October 21, 2015, the Company acquired 100% of the common stock of Latchways plc ("Latchways") for $190.9 million in cash. Latchways, which is headquartered in the United Kingdom, is a leading provider of innovative fall protection systems and solutions. The acquisition of Latchways represents a key step in the execution of our corporate strategy by expanding our investment in one of the largest and fastest growing product segments of the global safety market. This acquisition will double our fall protection business, positioning MSA as one of the largest fall protection providers globally. Within the fall protection space, the Latchways acquisition strengthens our position in permanent engineered systems and our presence in other sectors such as utilities, telecommunications, and aircraft maintenance. We expect that additional transaction and integration costs of approximately $5.6 million will be incurred during the fourth quarter of 2015.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net sales. Net sales for the three months ended September 30, 2015 were $273.7 million, a decrease of $1.4 million, or 1%, compared with $275.1 million for the three months ended September 30, 2014. The unfavorable translation effects of weakened foreign currencies decreased sales, when stated in U.S. dollars, by 9%. Excluding the effects of weakening currencies, sales increased 8%.

Net Sales	Three Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2015	2014
North America	$156.1	$131.8	$24.3	18%
Europe	62.5	75.8	(13.3)	(18)%
International	55.1	67.5	(12.4)	(18)%
Total	273.7	275.1	(1.4)	(1)%
Net sales for the North American segment were $156.1 million in the third quarter of 2015, an increase of $24.3 million, or 18%, compared to $131.8 million in the third quarter of 2014. Currency translation effects decreased North American segment sales when stated in U.S. dollars, by 2%, reflecting a weaker Mexican peso. During the quarter, local currency sales in North America increased 20% over the prior year period, notably on a 163% increase in breathing apparatus shipments. Breathing apparatus results are supported by continued strong demand for the G1 self-contained breathing apparatus ("SCBA") and a strong manufacturing ramp-up at the Company's Murrysville, Pennsylvania plant facility. These increases were partially offset by weaker demand in energy-related markets, resulting in a decline in shipments of portable instruments, industrial head protection, and fixed gas and flame detection down 15%, 10%, and 4%, respectively.
Net sales for the European segment were $62.5 million for the third quarter of 2015, a decrease of $13.3 million, or 18%, compared to $75.8 million for the third quarter of 2014. Currency translation effects decreased European segment sales, when stated in U.S. dollars, by 14%. Local currency sales in Europe decreased 4% over prior year sales during the same period on a lower level of ballistic helmet shipments in France, down 45% in the segment, and decreased shipments of portable instruments and fixed gas and flame detection, down 17% and 7%, respectively. These decreases were partially offset by increased shipments of fire helmets, industrial head protection, and breathing apparatus, up 21%, 21%, and 5%, respectively.

Net sales for the International segment were $55.1 million in the third quarter of 2015, a decrease of $12.4 million, or 18%, compared to $67.5 million for the third quarter of 2014. Currency translation effects decreased International segment sales by 15% across several geographies when stated in U.S. dollars, most notably related to the weakening Brazilian real, Chilean peso, and Australian dollar. Local currency sales in the International segment decreased 3% for the quarter on a lower level of fixed gas and flame detection in Asia and industrial head protection shipments in Brazil, down 26% and 10% in the segment, respectively, as well as an 18% decrease in shipments of non-core related products. These decreases were partially offset by increased demand in the fire sector on a higher level of shipments in fire helmets in Australia and breathing apparatus in Latin America, up 82% and 48% in the segment, respectively.
Gross profit. Gross profit for the third quarter of 2015 was $119.8 million, a decrease of $3.9 million, or 3%, compared to $123.7 million for the third quarter of 2014. The ratio of gross profit to net sales was 43.8% in the third quarter of 2015 compared to 45.0% in the same quarter last year. The lower gross profit ratio during the current quarter was driven by higher inventory costs, which were a result of the weaker euro and Mexican peso, as well as product mix and lower margins on large orders.
Selling, general and administrative expenses. Selling, general and administrative expenses were $72.7 million during the third quarter of 2015, a decrease of $4.6 million, or 6%, compared to $77.3 million in the third quarter of 2014. Currency translation effects decreased current quarter selling, general and administrative expenses, when stated in U.S. dollars, by 9%, primarily related to the weakening currencies in Europe and Latin America. Local currency selling, general, and administrative expense increased 3% on higher non-cash pension expense, partially offset by lower stock compensation expense this quarter. Selling, general and administrative expenses were 26.6% of net sales in the third quarter of 2015, compared to 28.1% of net sales in the third quarter of 2014.
Research and development expense. Research and development expense was $12.5 million during the third quarter of 2015, a decrease of $0.9 million, or 7%, compared to $13.4 million during the third quarter of 2014. Currency translation effects decreased current quarter research and development expense, when stated in U.S. dollars, by 6%. Research and development expense was 4.6% of net sales in the third quarter of 2015, compared to 4.9% of net sales in the third quarter of 2014. The Company continues to focus on developing new and innovative technologies for the G1 platform and other core areas, closely aligned with our strategic goals.
Restructuring and other charges. During the three months ended September 30, 2015, the Company recorded restructuring charges of $3.7 million, primarily associated with headcount reductions across all segments and a one-time benefit for employees impacted by our European Principal Operating Company. We are currently evaluating a cost reduction program, focused on headcount to effectively position ourselves to mitigate lower oil and gas market demand and a slower growth environment across key emerging markets. We expect to incur $4.0 to $6.0 million of restructuring expense during the 2015 fourth quarter in connection with these activities.
During the three months ended September 30, 2014, we recorded restructuring charges of $3.6 million. European segment charges of $3.0 million were related to workforce reductions in Germany, Italy, and Spain and steps to execute our Europe 2.0 initiative. International segment charges of $0.6 million were related to severance costs for staff reductions associated with initiatives to right size our operations in Australia and South Africa.
Currency exchange. Currency exchange losses were $4.3 million in the third quarter of 2015, compared to losses of $0.3 million in the third quarter of 2014. Currency exchange losses in the third quarter of 2015 were mostly unrealized and related primarily to the effect of the strengthening U.S. dollar on unsettled inter-company balances. Refer to Note 15 to the Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Income taxes. The reported effective tax rate for the third quarter of 2015 was 37.1% and 32.1% for the same quarter last year. The effective tax rate increase was due to non-deductible losses in certain foreign jurisdictions and other non-deductible expenses, offset partially by income sourced from lower tax jurisdictions.
Net income (loss) attributable to MSA Safety Incorporated. Net income from continuing operations was $15.7 million for the third quarter of 2015, or $0.42 per basic share, a decrease of $3.0 million, or 16%, compared to $18.7 million, or $0.50 per basic share, for the same quarter last year.
North American segment net income for the third quarter of 2015 was $25.2 million, an increase of $6.9 million, or 38%, compared to $18.3 million in the third quarter of 2014. Higher SCBA sales volume and controlled operating expenses contributed to the increase over the prior year period.

European segment net loss for the third quarter of 2015 was $0.8 million, a decrease of $3.4 million, or 131%, compared to net income of $2.6 million during the third quarter of 2014. Currency translation effects lowered current quarter European results, when stated in U.S. dollars, by 1%. Local currency net loss was 132% below the third quarter of 2014, primarily on lower seasonal sales volume and higher inventory costs.
International segment net income for the third quarter of 2015 was $2.3 million, a decrease of $1.5 million, or 39%, compared to $3.8 million in the prior year quarter. Currency translation effects decreased current quarter International segment net income, when stated in U.S. dollars, by 3%, reflecting weakened currencies across several geographies, notably in Latin America. Local currency net income in the International segment decreased 36% in the current quarter, reflecting lower sales volume in key emerging markets including Brazil and China.
Corporate segment net loss for the third quarter of 2015 was $10.4 million, an increase of $3.9 million, or 60%, compared to a net loss of $6.5 million in the third quarter of 2014. The higher loss was driven by unfavorable foreign exchange losses on intercompany balances and increased spend related to the Latchways acquisition.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net sales. Net sales for the nine months ended September 30, 2015 were $817.5 million, a decrease of $5.2 million, or 1%, compared with $822.7 million for the nine months ended September 30, 2014. The unfavorable translation effects of weakened foreign currencies decreased sales, when stated in U.S. dollars, by 9%. Excluding the effects of weakening currencies, sales increased 8%.

Net Sales	Nine Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2015	2014
North America	$445.9	$400.2	$45.7	11%
Europe	203.8	229.6	(25.8)	(11)%
International	167.8	192.9	(25.1)	(13)%
Total	817.5	822.7	(5.2)	(1)%
Net sales for the North American segment were $445.9 million for the nine months ended September 30, 2015, an increase of $45.7 million, or 11%, compared to $400.2 million for the same period in 2014. Currency translation effects decreased North American segment sales when stated in U.S. dollars, by 2%, reflecting a weaker Mexican peso. Local currency sales in North America increased 13% over the prior year period on increased shipments of SCBA and FGFD, up 105% and 3%, respectively. These increases were partially offset by a decline in shipments of portable instruments and industrial head protection, down 17% and 9%, respectively, primarily related to slow demand tied to lower employment levels in energy-related markets.
Net sales for the European segment were $203.8 million for the nine months ended September 30, 2015, a decrease of $25.8 million, or 11%, compared to $229.6 million for the same period in 2014. Currency translation effects decreased European segment sales, when stated in U.S. dollars, by 16%. Local currency sales in Europe increased 5% over prior year sales during the same period, driven by increased shipments of ballistic helmets, industrial head protection, portable instruments, and breathing apparatus, up 30%, 20%, 6%, and 3%, respectively.
Net sales for the International segment were $167.8 million for the nine months ended September 30, 2015, a decrease of $25.1 million, or 13%, compared to $192.9 million for the same period in 2014. Currency translation effects decreased International segment sales by 12% across several geographies when stated in U.S. dollars, most notably related to the weakening Australian dollar and Brazilian real. Local currency sales in the International segment decreased 1% when compared to the same period in 2014, reflecting lower demand in energy and commodities sectors as well as the economic slowdowns in key emerging markets including Brazil and China. A lower level of non-core product shipments and industrial head protection shipments in Brazil contributed to the decline in sales during period, down 14% and 13% in the segment, respectively. These decreases were partially offset by increased core product invoicing, notably in the fire sector in Australia and Latin America. Fire helmets and breathing apparatus shipments increased 89% and 9%, respectively, over the prior year period. We also saw strong portable instrument sales in Latin America, driving 9% growth in the segment.

Gross profit. Gross profit for the nine months ended September 30, 2015 was $367.1 million, a decrease of $8.1 million, or 2%, compared to $375.2 million for the same period in 2014. Currency translation effects decreased gross profit when stated in U.S. dollars by 7%. Local currency gross profit for the nine months ended September 30, 2015 increased 5% on higher sales volume during the period. The ratio of gross profit to net sales was 44.9% for the nine months ended September 30, 2015 compared to 45.6% during the same period last year. The lower gross profit ratio during the current period was driven by higher inventory costs, a less favorable product mix, and a series of product phaseouts earlier in the year.
Selling, general and administrative expenses. Selling, general and administrative expenses were $231.7 million during the nine months ended September 30, 2015, a decrease of $13.7 million, or 6%, compared to $245.4 million for the same period in 2014. Currency translation effects decreased current period selling, general and administrative expenses, when stated in U.S. dollars, by 8%, primarily related to the weakening currencies in Europe, Latin America, and Australia. Higher non-cash pension expense contributed to a 2% increase on a local currency basis for the nine months ended September 30, 2015. Selling, general and administrative expenses were 28.3% of net sales for the nine months ended September 30, 2015, compared to 29.8% of net sales during the same period last year.
Research and development expense. Research and development expense was $36.4 million during the nine months ended September 30, 2015, a decrease of $0.2 million, or 1%, compared to $36.6 million during the same period in 2014. Currency translation effects decreased current period research and development expense, when stated in U.S. dollars, by 8%.
Research and development expense was 4.5% of net sales for the nine months ended September 30, 2015, compared to 4.4% of net sales in the same period last year. The Company continues to focus on development of new and innovative technologies for the G1 platform and other core products, closely aligned with our strategic goals.
Restructuring and other charges. During the nine months ended September 30, 2015, the Company recorded restructuring charges of $4.7 million, primarily related to severance costs for staff reductions, as we closely manage headcount and right-size the Company cost structure and a one-time benefit for employees impacted by our European Principal Operating Company.
During the nine months ended September 30, 2014, we recorded restructuring charges of $6.4 million. European segment charges of $4.5 million related primarily to severance from staff reductions in Germany, Italy, and Spain and reorganization costs in Germany. International segment charges of $1.9 million were related to severance from staff reductions in South Africa, Australia, and Brazil.
Currency exchange. Currency exchange losses were $3.3 million during the nine months ended September 30, 2015, compared to losses of $0.4 million for the same period in 2014. Currency exchange losses in both 2015 and 2014 were mostly unrealized and related primarily to the effect of the strengthening U.S. dollar on unsettled inter-company balances. Refer to Note 15 to the Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Income taxes. The reported effective tax rate for the nine months ended September 30, 2015 was 43.5%. Excluding $7.6 million of charges associated with exit taxes related to our European reorganization, the effective tax rate for the first nine months of 2015 was 34.5% and 32.6% for the same period last year. The effective tax rate increase was primarily due to non-deductible losses in certain foreign jurisdictions and other non-deductible expenses.
Net income (loss) attributable to MSA Safety Incorporated. Net income from continuing operations was $48.8 million for the nine months ended September 30, 2015, or $1.30 per basic share, a decrease of $5.6 million, or 10%, compared to $54.3 million, or $1.45 per basic share, for the same period last year.
North American segment net income for the nine months ended September 30, 2015 was $61.9 million, an increase of $9.9 million, or 19%, compared to $52.0 million for the same period in 2014. Higher SCBA sales and controlled operating expenses contributed to results.
European segment net income for the nine months ended September 30, 2015 was $1.3 million, a decrease of $11.5 million, or 90%, compared to net income of $12.8 million for the same period in 2014. Currency translation effects decreased current period European segment pre-tax income, when stated in U.S. dollars, by 29%. European segment pre-tax income increased 2%, on a local currency basis.
International segment net income for the nine months ended September 30, 2015 was $8.9 million, a decrease of $2.7 million, or 23%, compared to $11.6 million for the same period in 2014. Currency translation effects decreased current period International segment net income, when stated in U.S. dollars, by 9%, primarily reflecting a weakened currencies in Brazil, Australia, and Southeast Asia. Local currency net income in the International segment decreased 14% during the nine months ended September 30, 2015.

Corporate segment net loss for the nine months ended September 30, 2015 was $22.8 million, an increase of $0.9 million, or 4%, compared to a net loss of $21.9 million for the same period in 2014. The higher loss is driven by higher currency exchange losses on intercompany balances, partially offset by lower spend on corporate initiatives and lower corporate legal expense.
LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, acquisitions and dividend payments. Approximately half of our long-term debt is at fixed interest rates with repayment schedules through 2021. The remainder of our long-term debt is at variable rates, primarily on our unsecured revolving credit facility that is due in 2019. At September 30, 2015, substantially all of our borrowings originate in the U.S., which has limited our exposure to non-U.S. credit markets and to currency exchange rate fluctuations. In October 2015, we borrowed on our UK credit facility in connection with the Latchways acquisition.
At September 30, 2015, we had cash and cash equivalents totaling $189.3 million, of which $178.3 million was held by our foreign subsidiaries. Cash and cash equivalents are held by our foreign subsidiaries whose earnings are considered indefinitely reinvested at September 30, 2015. These funds could be subject to additional income taxes if repatriated. It is not practicable to determine the potential income tax liability that we would incur if these funds were repatriated to the U.S. because the time and manner of repatriation is uncertain. We believe that domestic cash and cash equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period’s foreign earnings, and availability of our domestic line of credit continue to be sufficient to fund our domestic liquidity requirements.
Cash and cash equivalents increased $83.3 million during the nine months ended September 30, 2015, compared to increasing $1.1 million during the same period in 2014. The increase in cash primarily relates to borrowings from our long-term line of credit to complete the Latchways acquisition. Please refer to Note 19 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for further discussion on the acquisition.
Operating activities. Operating activities provided cash of $9.8 million during the nine months ended September 30, 2015, compared to providing $50.8 million during the same period in 2014. Lower operating cash flow during the first nine months of 2015 was attributable to unfavorable changes in working capital and lower net income. Insurance receivables related to cumulative trauma product liability losses were $220.5 million at September 30, 2015 and December 31, 2014. Inventories were $150.1 million at September 30, 2015, compared to $123.0 million at December 31, 2014, reflecting a local currency inventory increase of $39.8 million. The increase in inventories during the current period is due to continued demand planning for our G1 SCBA. Trade receivables were $211.7 million at September 30, 2015, compared to $211.4 million at December 31, 2014, reflecting a local currency increase of $11.2 million driven by G1 SCBA sales in North America. Accounts payable were $68.8 million at September 30, 2015, compared to $70.2 million at December 31, 2014, reflecting a local currency increase of $2.2 million related to the higher inventory balances for the G1 SCBA.
As disclosed in Note 17 to the Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, during the 2014 fourth quarter and into January 2015, MSA LLC settled a number of cumulative trauma cases for $71.8 million. At December 31, 2014, $35.1 million related to the above mentioned settlements were recorded as a non-current liability on the consolidated balance sheet. During the first two quarters of 2015, this amount was reclassified as a current liability on the the condensed consolidated balance sheet. We have paid $17.0 million related to these settlements through September 2015. Most of the remaining liability related to this settlement will be paid equally over the next three quarters, beginning in the 2015 fourth quarter and ending in the 2016 second quarter.
Investing activities. Investing activities used cash of $17.2 million during the nine months ended September 30, 2015, compared to using $24.2 million in the same period last year. The change is primarily due to the sale of a property in Australia.
Financing activities. Financing activities provided cash of $100.2 million during the nine months ended September 30, 2015, compared to using $20.9 million during the same period in 2014. During the nine months ended September 30, 2015, we had net borrowings of $143.1 million, primarily from our long-term line of credit in preparation for the closing on the Latchways acquisition, as noted above. This compared to net borrowings of $9.2 million in the same period in 2014. We paid cash dividends of $35.4 million in the first nine months of 2015 compared to $34.0 million in the same period last year. We also acquired 150,000 shares for $7.1 million in cash since our share repurchase program was approved in May 2015.
The Company currently has access to approximately $598.5 million of capital at September 30, 2015. Refer to Note 12 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at September 30, 2015 resulted in a translation loss of $32.8 million being charged to the cumulative translation adjustments shareholders' equity account during the nine months ended September 30, 2015, compared to a loss of $21.0 million during the same period in 2014. The translation loss during the nine months of 2015 was primarily related to the strengthening of the U.S. dollar against the euro, South African rand, and Brazilian real. The translation loss during the nine months of 2014 was primarily related to the strengthening of the U.S. dollar against the euro, Argentine peso and Chilean peso.
COMMITMENTS AND CONTINGENCIES
We made contributions of $3.0 million to our pension plans during the nine months ended September 30, 2015. We expect to make total contributions of approximately $4.1 million to our pension plans in 2015.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2015 totaling $7.3 million, of which $3.5 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at September 30, 2015. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2015, the Company has $2.4 million of restricted cash in support of these arrangements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $11.6 million and an insignificant amount, respectively, for the three months ended September 30, 2015.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2015, we had open foreign currency forward contracts with a U.S. dollar notional value of $42.7 million. A hypothetical 10% increase in September 30, 2015 forward exchange rates would result in a $4.3 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments, these financial instruments are reported at carrying values that approximate fair values.
At September 30, 2015, we had $146.7 million of fixed rate debt which matures at various dates through 2021. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $2.1 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2015	—	$—	—	1,798,576
August 1 - August 31, 2015	4,778	47.22	—	2,042,578
September 1 - September 30, 2015	—	—	—	2,324,154
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
Shares purchased during the quarter relate to stock compensation transactions.
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

MSA SAFETY INCORPORATED

October 22, 2015	/s/ Kerry M. Bove
Kerry M. Bove
Senior Vice President and Interim Chief Financial Officer Duly Authorized Officer and Principal Financial Officer