Form 10-Q
period 2016-03-31
MSA Safety Inc
filed 2016-05-02
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 28, 2016, 37,448,096 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Net sales	$279,268	$256,708
Other income, net	888	641
	280,156	257,349
Costs and expenses
Cost of products sold	158,563	139,885
Selling, general and administrative	79,195	81,368
Research and development	10,363	10,914
Restructuring and other charges (Note 4)	470	731
Interest expense	3,902	2,473
Currency exchange losses (gains), net	1,950	(2,548)
	254,443	232,823
Income from continuing operations before income taxes	25,713	24,526
Provision for income taxes (Note 10)	12,511	15,384

Income from continuing operations	13,202	9,142
(Loss) income from discontinued operations (Note 19)	(1,129)	308
Net income	12,073	9,450

Net (income) loss attributable to noncontrolling interests	(322)	232

Net income attributable to MSA Safety Incorporated	$11,751	$9,682

Amounts attributable to MSA Safety Incorporated common shareholders:
Income from continuing operations	$12,683	$9,316
(Loss) income from discontinued operations (Note 19)	(932)	366
Net income	$11,751	$9,682

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic
Income from continuing operations	$0.34	$0.25
(Loss) income from discontinued operations (Note 19)	$(0.03)	$0.01
Net income	$0.31	$0.26
Diluted
Income from continuing operations	$0.34	$0.25
(Loss) income from discontinued operations (Note 19)	$(0.03)	$0.01
Net income	$0.31	$0.26
Dividends per common share	$0.32	$0.31
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income	$12,073	$9,450
Foreign currency translation adjustments	13,948	(24,050)
Pension and post-retirement plan adjustments, net of tax of $1,044 and $1,417	1,892	2,529
Total other comprehensive income (loss), net of tax	15,840	(21,521)
Comprehensive income (loss)	27,913	(12,071)
Comprehensive loss attributable to noncontrolling interests	2	490
Comprehensive income (loss) attributable to MSA Safety Incorporated	$27,915	$(11,581)
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands)	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$111,901	$105,925
Trade receivables, less allowance for doubtful accounts of $8,045 and $8,189	237,478	232,862
Inventories (Note 3)	125,120	125,849
Prepaid income taxes	10,745	8,745
Prepaid expenses and other current assets	35,766	31,231
Total current assets	521,010	504,612

Property, plant and equipment, net (Note 5)	155,622	155,839
Prepaid pension cost	64,335	62,072
Deferred tax assets (Note 10)	26,219	26,455
Goodwill (Note 13)	339,935	340,338
Intangible assets (Note 13)	86,692	90,068
Other noncurrent assets	252,417	243,479
Total assets	$1,446,230	$1,422,863

Liabilities
Notes payable and current portion of long-term debt, net (Note 12)	$6,796	$6,650
Accounts payable	64,003	68,206
Employees’ compensation	31,312	37,642
Insurance and product liability	47,184	57,718
Tax liabilities	13,722	11,658
Other current liabilities	67,047	70,013
Total current liabilities	230,064	251,887

Long-term debt, net (Note 12)	471,502	458,022
Pensions and other employee benefits	162,403	156,160
Deferred tax liabilities (Note 10)	26,705	24,872
Other noncurrent liabilities	14,916	14,794
Total liabilities	$905,590	$905,735
Commitments and contingencies (Note 18)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	3,569	3,569
Common stock, no par value (Note 7)	164,074	157,643
Treasury shares, at cost (Note 7)	(295,392)	(295,070)
Accumulated other comprehensive loss	(190,580)	(208,199)
Retained earnings	858,368	858,553
Total MSA Safety Incorporated shareholders' equity	540,039	516,496
Noncontrolling interests	601	632
Total shareholders’ equity	540,640	517,128
Total liabilities and shareholders’ equity	$1,446,230	$1,422,863
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2016	2015
Operating Activities
Net income	$12,073	$9,450
Depreciation and amortization	9,156	6,937
Pensions (Note 15)	1,698	2,939
Net gain from disposal of assets	(18)	(41)
Stock-based compensation (Note 11)	5,498	4,981
Deferred income tax (benefit) provision	(919)	360
Other noncurrent assets and liabilities	(7,369)	(25,228)
Currency exchange losses (gains), net	1,968	(2,379)
Excess tax benefit related to stock plans	(288)	(832)
Other, net	2,861	(1,336)
Operating cash flow before changes in certain working capital items	24,660	(5,149)
(Increase) in trade receivables	(7,332)	(2,394)
(Increase) in inventories (Note 3)	(4,316)	(22,226)
(Increase) in income taxes receivable, prepaid expenses and other current assets	(4,668)	(8,485)
(Decrease) increase in accounts payable and accrued liabilities	(19,350)	21,591
(Increase) in certain working capital items	(35,666)	(11,514)
Cash Flow (Used in) Operating Activities	(11,006)	(16,663)
Investing Activities
Capital expenditures	(5,819)	(7,469)
Property disposals and other investing (Note 19)	15,708	—
Cash Flow From (Used in) Investing Activities	9,889	(7,469)
Financing Activities
Proceeds from short-term debt, net	126	553
Proceeds from long-term debt (Note 12)	170,264	98,000
(Payments on) long-term debt (Note 12)	(156,757)	(77,000)
Restricted cash	155	30
Cash dividends paid	(11,936)	(11,553)
Company stock purchases	(1,590)	(2,756)
Exercise of stock options	2,703	1,159
Excess tax benefit related to stock plans	288	832
Cash Flow From Financing Activities	3,253	9,265
Effect of exchange rate changes on cash and cash equivalents	3,840	(4,830)
Increase (decrease) in cash and cash equivalents	5,976	(19,697)
Beginning cash and cash equivalents	105,925	105,998
Ending cash and cash equivalents	$111,901	$86,301
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2014	$835,126	$(166,730)
Net income	9,450	—
Foreign currency translation adjustments	—	(24,050)
Pension and post-retirement plan adjustments, net of tax of $1,417	—	2,529
Loss attributable to noncontrolling interests	232	258
Common dividends	(11,543)	—
Preferred dividends	(10)	—
Balances March 31, 2015	833,255	(187,993)

Balances December 31, 2015	858,553	(208,199)
Net income	12,073	—
Foreign currency translation adjustments	—	13,948
Pension and post-retirement plan adjustments, net of tax of $1,044	—	1,892
(Income) attributable to noncontrolling interests	(322)	(324)
Foreign currency translation adjustments reclassified into earnings	—	2,103
Common dividends	(11,926)	—
Preferred dividends	(10)	—
Balances March 31, 2016	$858,368	$(190,580)
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The Condensed Consolidated Financial Statements of MSA Safety Incorporated and its subsidiaries ("MSA" or the "Company") are unaudited. These Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2015 condensed consolidated balance sheet data was derived from the audited consolidated balance sheet but does not include all disclosures required by generally accepted accounting principles (GAAP). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2015, which includes all disclosures required by GAAP.
Certain segment results in previously issued financial statements were recast to conform to the current period presentation in Note 4, Note 8 and Note 13. Refer to Note 8 for further information regarding MSA's segment allocation methodology.
Note 2— Recently Adopted and Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue with Contracts from Customers. This ASU clarifies the principles for recognizing revenue such that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-15, Revenue with Contracts from Customers. This ASU defers the effective date of the standard until January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations. This ASU clarifies the implementation guidance on principal versus agent considerations. In March 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. This ASU clarifies the means by which a company should recognize revenue for goods and services provided. The Company is currently evaluating the impact that the adoption of these ASUs will have on the consolidated financial statements. We have conducted a risk assessment and are working with outside consultants to develop a transition plan that will enable us to meet the implementation requirement.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This ASU clarifies the accounting treatment for share based payment awards that contain performance targets. This ASU was adopted on January 1, 2016. The adoption of this ASU did not have a material effect on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. This ASU clarifies management's responsibility to evaluate whether there is a substantial doubt about the entity's ability to continue as a going concern and provides guidance for related footnote disclosures. This ASU will be effective for the annual period ending December 31, 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items. This ASU eliminates the requirement to separately present and disclose extraordinary and unusual items in the financial statements. This ASU was adopted on January 1, 2016. The adoption of this ASU did not have a material effect on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This ASU changes the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. This ASU was adopted on January 1, 2016. The adoption of this ASU did not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU 2015-15, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs for line of credit arrangements. These ASUs were adopted on January 1, 2016. The Consolidated Balance Sheet as of December 31, 2015 has been adjusted to apply the change in accounting principle retrospectively, which resulted in a decrease in Prepaid expenses and other current assets of $0.4 million, a decrease in Other noncurrent assets of $1.5 million, a decrease in the current portion of long-term debt, net of $17 thousand, and a decrease in long-term debt of $1.9 million as of December 31, 2015. There was no impact to the Statements of Consolidated Income as a result of the change in accounting principle. Prior year balances in Note 12 were also adjusted to conform with current year presentation.
In April 2015, the FASB issued ASU 2015-04, Retirement Benefits - Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. This ASU allows entities with a fiscal year end that does not coincide with a month end to use the closest month end for measurement purposes. This ASU also allows entities that have a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations to use the month end date that is closest to the date of the significant event. This ASU was adopted on January 1, 2016. The adoption of this ASU did not have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Goodwill and Other Internal Use Software - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU clarifies when entities should account for fees paid in a cloud computing arrangement as a software license or service contract. This ASU was adopted on January 1, 2016 and was implemented on a prospective basis. The adoption of this ASU did not have a material effect on our consolidated financial statements.
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
In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965). This ASU simplifies complexities within employee benefit plan accounting including Fully Benefit-Responsive Investment Contracts, Plan Investment Disclosures, and the Measurement Date Practical Expedient. This ASU was adopted on January 1, 2016. The adoption of this ASU did not have a material effect on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for many aspects associated with share-based payment accounting including income taxes and the use of forfeiture rates. This ASUwill be effective beginning in 2017. The Company is currently evaluating the impact that the adoption of these ASU will have on the consolidated financial statements.

Note 3—Inventories
The following table sets forth the components of inventory:

(In thousands)	March 31, 2016	December 31, 2015
Finished products	$69,686	$74,929
Work in process	5,684	8,979
Raw materials and supplies	93,452	85,643
Inventories at current cost	168,822	169,551
Less: LIFO valuation	(43,702)	(43,702)
Total inventories	$125,120	$125,849
Note 4—Restructuring and Other Charges
During the three months ended March 31, 2016, we recorded restructuring charges, net of adjustments, of $0.5 million. International segment restructuring charges of $0.9 million during the three months ended March 31, 2016 were related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Europe. Americas segment restructuring charges of $0.2 million during the three months ended March 31, 2016 related primarily to severance from staff reductions in Latin America. Favorable adjustments for changes in estimates on employee restructuring reserves were made in both the Americas and Corporate segments. The Company is actively evaluating additional cost reduction opportunities in 2016 to mitigate weaker oil and gas market demand and a slower growth environment across key emerging markets.
During the three months ended March 31, 2015, we recorded restructuring charges of $0.7 million. International segment charges of $0.6 million for the three months ended March 31, 2015 were primarily related to severance costs for staff reductions associated with initiatives to right size our operations in China.
Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2014	$0.2	$2.6	$—	$2.8
Restructuring charges	3.3	7.4	1.6	$12.3
Cash payments	(1.9)	(4.6)	(0.5)	$(7.0)
Reserve balances at December 31, 2015	$1.6	$5.4	$1.1	$8.1
Restructuring charges	0.2	0.9	—	1.1
Adjustments and other	(0.3)	—	(0.3)	(0.6)
Cash payments	(0.6)	(2.7)	—	(3.3)
Reserve balances at March 31, 2016	$0.9	$3.6	$0.8	$5.3
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment:

(In thousands)	March 31, 2016	December 31, 2015
Land	$2,875	$2,929
Buildings	114,149	114,324
Machinery and equipment	357,579	345,064
Construction in progress	8,837	12,451
Total	483,440	474,768
Less accumulated depreciation	(327,818)	(318,929)
Net property, plant and equipment	$155,622	$155,839

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
The changes in Accumulated Other Comprehensive Loss by component were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2016	2015	2016		2015
Pension and other postretirement benefits
Balance at beginning of period	$(119,389)	$(125,570)	$—		$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(90)	17	—		—
Recognized net actuarial losses	3,026	3,929	—		—
Tax benefit	(1,044)	(1,417)	—		—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	1,892	2,529	—		—
Balance at end of period	$(117,497)	$(123,041)	$—		$—
Foreign Currency Translation
Balance at beginning of period	$(88,810)	$(41,160)	$(3,616)		$(2,199)
Reclassification into earnings	2,103	—	—	—	—
Foreign currency translation adjustments	13,624	(23,792)	324		(258)
Balance at end of period	$(73,083)	$(64,952)	$(3,292)		$(2,457)
The reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 15—Pensions and Other Post-Retirement Benefits).
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,878 shares held in treasury at March 31, 2016. There were no treasury purchases of preferred stock during the 2016 first quarter. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of March 31, 2016.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2015. No new shares have been issued in 2016. There were 37,443,718 and 37,372,474 shares outstanding at March 31, 2016 and December 31, 2015, respectively.
Treasury Shares - In 2015, the Board of Directors adopted a stock repurchase program. The program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. No shares were repurchased during the 2016 first quarter. We do not have any other share purchase programs. There were 24,637,673 and 24,708,917 Treasury Shares at March 31, 2016 and December 31, 2015, respectively.
The Company issues Treasury Shares for all share based benefit plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 106,508 Treasury Shares issued for these purposes during the three months ended March 31, 2016.

Note 8—Segment Information
We are organized into six geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: Americas, International, and Corporate.
The Americas and International segments were established on January 1, 2016. The Americas segment is comprised of our operations in North America and Latin America geographies. The International segment is comprised of our operations of all geographies outside of the Americas. Certain global expenses are now allocated to each segment in a manner consistent with where the benefits from the expenses are derived. The 2015 segment results have been recast to conform with current period presentation.
The Company's sales are allocated to each country based primarily on the destination of the end-customer.
Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Reconciling Items	Consolidated Totals
Three Months Ended March 31, 2016
Sales to external customers	$167,342	$111,926	$—	$—	$279,268
Intercompany sales	27,832	60,688	—	(88,520)	—
Operating income (loss)	31,345	8,408	(8,606)	—	31,147
Operating margin %	18.7%	7.5%			11.2%

(In thousands)	Americas	International	Corporate	Reconciling Items	Consolidated Totals
Three Months Ended March 31, 2015
Sales to external customers	$158,502	$98,206	$—	$—	$256,708
Intercompany sales	36,176	51,110	—	(87,286)	—
Operating income (loss)	23,909	7,569	(6,937)	—	24,541
Operating margin %	15.1%	7.7%			9.6%
Reconciling items consist primarily of intercompany eliminations.
Operating income (loss) is defined as income from continuing operations before taxes excluding restructuring charges, interest expense, currency exchange gains (losses), and other income (expense). A reconciliation of operating income to income from continuing operations before income taxes is provided as follows:

(In thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Income from continuing operations before income taxes	$25,713	$24,526
Restructuring and other charges (Note 4)	470	731
Interest expense	3,902	2,473
Currency exchange losses (gains), net	1,950	(2,548)
Other (income), net	(888)	(641)
Operating income	$31,147	$24,541

The percentage of total sales by product group were as follows:

Three Months Ended March 31,	2016	2015
Breathing Apparatus	28%	22%
Fixed Gas & Flame Detection	20%	23%
Portable Gas Detection	12%	15%
Industrial Head Protection	9%	12%
Fall Protection	9%	4%
Fire & Rescue Helmets	5%	5%
Other	17%	19%
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

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Net income attributable to continuing operations	$12,683	$9,316
Preferred stock dividends	(10)	(10)
Income from continuing operations available to common equity	12,673	9,306
Dividends and undistributed earnings allocated to participating securities	(20)	(28)
Income from continuing operations available to common shareholders	12,653	9,278

Net (loss) income attributable to discontinued operations	$(932)	$366
Preferred stock dividends	—	—
(Loss) income from discontinued operations available to common equity	(932)	366
Dividends and undistributed earnings allocated to participating securities	1	(1)
(Loss) income from discontinued operations available to common shareholders	(931)	365

Basic weighted-average shares outstanding	37,330	37,356
Stock options and other stock compensation	429	493
Diluted weighted-average shares outstanding	37,759	37,849
Antidilutive stock options	893	495

Earnings per share attributable to continuing operations:
Basic	$0.34	$0.25
Diluted	$0.34	$0.25

(Loss) earnings per share attributable to discontinued operations:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

Note 10—Income Taxes
The Company's effective tax rate for the first quarter of 2016 and 2015 was 48.7% and 62.7%, respectively. Excluding the $3.6 million of charges for the first quarter of 2016 and $7.6 million for the first quarter of 2015 associated with exit taxes related to our European reorganization, the effective tax rate for the first quarter of 2016 and 2015 was 34.7% and 31.7%, respectively. The 34.7% tax rate from the first quarter of 2016 differs from the U.S. federal statutory rate of 35% primarily due to a favorable mix of income sourced from lower tax jurisdictions and benefits associated with U.S. tax credits for research and development and the manufacturing deduction. The rate for the first quarter of 2015 differs from the U.S. federal statutory rate of 35% primarily due to a favorable mix of income sourced from lower tax jurisdictions and a lower level of cash repatriation.
At March 31, 2016, the Company had a gross liability for unrecognized tax benefits of $13.2 million. The Company has recognized tax benefits associated with these liabilities of $2.5 million at March 31, 2016. The gross liability includes amounts associated with prior period foreign tax exposure.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest and penalties related to uncertain tax positions was $1.1 million at March 31, 2016.
Note 11—Stock Plans
The 2008 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2018. Management stock-based compensation includes stock options, restricted stock, restricted stock units, and performance stock units. The 2008 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2018. We issue treasury shares for stock option exercises, restricted stock grants, restricted stock unit grants, and performance stock unit grants. Please refer to Note 7 for further information regarding stock compensation share issuance.
Stock compensation expense is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Stock compensation expense	$5,498	$4,981
Income tax benefit	2,132	1,912
Stock compensation expense, net of income tax benefit	$3,366	$3,069
Stock options are granted at market value and expire after ten years. Stock options are exercisable beginning three years after the grant date. Stock option expense is based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2016.

Fair value per option	$11.69
Risk-free interest rate	1.64%
Expected dividend yield	2.81%
Expected volatility	33.71%
Expected life (years)	7.01
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

A summary of stock option activity for the three months ended March 31, 2016 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2016	1,694,675	$36.69
Granted	235,233	44.50
Exercised	(72,196)	40.07
Outstanding at March 31, 2016	1,857,712	37.54
Exercisable at March 31, 2016	1,340,863	$33.71
Restricted stock and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock and unit activity for the three months ended March 31, 2016 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	217,709	$49.70
Granted	65,498	44.50
Vested	(50,968)	48.87
Forfeited	(600)	51.54
Unvested at March 31, 2016	231,639	$48.51
Performance stock units have a market condition modifier and are valued on the grant date using a Monte Carlo valuation model to determine fair value. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving the specified performance targets over the performance period. The following weighted average assumptions were used in the Monte Carlo model for units granted in 2016.

Fair value per unit	$43.77
Risk-free interest rate	0.96%
Expected dividend yield	2.81%
Expected volatility	29.00%
MSA stock beta	1.202
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
A summary of performance stock unit activity for the three months ended March 31, 2016 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	171,644	$50.24
Granted	61,800	43.77
Performance adjustments	(15,594)	58.54
Vested	(31,093)	58.54
Unvested at March 31, 2016	186,757	$46.02
The performance adjustments above relate to the final number of shares issued for the 2013 Management Performance Units, which were 66.6% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2016.

Note 12—Long-Term Debt
On January 1, 2016, the Company adopted ASU 2015-03 Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15 Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. As a result of the adoption of these ASUs, our debt balances are now reported net of debt issuance costs. December 31, 2015 debt balances have been adjusted to conform with current year presentation.

(In thousands)	March 31, 2016	December 31, 2015
2006 Senior Notes payable through 2021, 5.41%, net of debt issuance costs	$40,000	$39,999
2010 Senior Notes payable through 2021, 4.00%, net of debt issuance costs	100,000	100,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	78,790	—
Senior revolving credit facility maturing in 2020, net of debt issuance costs	259,365	324,673
Total	478,155	464,672
Amounts due within one year, net of debt issuance costs	6,653	6,650
Long-term debt, net of debt issuance costs	$471,502	$458,022
At March 31, 2016, $310.2 million of the existing $575.0 million senior revolving credit facility was unused including letters of credit.
On January 22, 2016, the Company entered into multi-currency note purchase and private shelf agreement, pursuant to which MSA issued notes in an aggregate original principal amount of £54.9 million (approximately $80.0 million). The notes are repayable in annual installments of £6.1 million (approximately $8.9 million), commencing January 22, 2023, with a final payment of any remaining amount outstanding on January 22, 2031. The interest rate on these notes is fixed at 3.4%. The note purchase agreement requires MSA to comply with specified financial covenants including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.25 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the note purchase agreement contains negative covenants limiting the ability of MSA and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of MSA's or its subsidiaries' business.
The revolving credit facilities and note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facilities and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at March 31, 2016.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2016 totaling $8.2 million, of which $3.4 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at March 31, 2016. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2016, the Company has $2.6 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the three months ended March 31, 2016 are as follows:

(In thousands)	Goodwill
Balance at January 1, 2016	$340,338
Disposal	(198)
Currency translation	(205)
Balance at March 31, 2016	$339,935
At March 31, 2016, goodwill of $198.9 million and $141.0 million related to the Americas and International reportable segments, respectively.

During the 2016 first quarter, we sold 100% of the stock of associated with our South African personal protective equipment distribution business and our Zambian operations, as disclosed in Note 19. This transaction resulted in a $0.2 million disposal of goodwill.
Changes in intangible assets, net of accumulated amortization during the three months ended March 31, 2016 are as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2016	$90,068
Amortization expense	(1,973)
Currency translation	(1,403)
Net balance at March 31, 2016	$86,692
Note 14—Acquisitions
On October 21, 2015, MSA Safety Incorporated acquired Latchways plc and its affiliated companies, Latchways Australia Pty Limited ("LA"), Latchways Inc. ("LI"), HCL Group Plc ("HCL"), Height Solutions Limited ("HSL"), and Sigma 6 d.o.o. ('Sigma 6"), collectively referred to as ("Latchways"), for $190.9 million. There is no contingent consideration.
The acquisition was funded through cash on hand and borrowings on our $125.0 million unsecured senior revolving credit facility, which was subsequently repaid in December 2015.
Latchways is a global provider of innovative fall protection systems based in the United Kingdom. Latchways solutions are found throughout the aerospace, power transmission, utility and telecommunication sectors, and Latchways products are integrated with major roofing and tower systems. In addition to providing us with greater access to the fall protection market, we believe that the acquisition significantly enhances our long-term corporate strategy in fall protection by providing us with world-class research and development talent and an industry-leading product line. While Latchways products are sold globally, its operations most significantly impact our International segment.
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

Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management, based, in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships and technology related intangible assets; the relief from royalty method for trade name; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on Latchways pre-acquisition forecasts coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The identifiable intangible assets acquired in the Latchways transaction will be amortized over an estimated amortization period of 15 years. Estimated future amortization expense related to these identifiable intangible assets is approximately $4.5 million in each of the next five years. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $1.6 million. Estimated amortization of this step up in inventory value is expected to be approximately $0.7 million in 2016. Estimated future depreciation expense related to Latchways property, plant and equipment is approximately $0.9 million in each of the next five years.
Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Latchways with our operations. Goodwill related to the Latchways acquisition has been recorded in our reportable segments as follows: $96.6 million in the International segment and $1.4 million in Americas segment. Goodwill is not expected to be tax deductible.
Our results for the quarter ended March 31, 2016, include integration costs related to the Latchways acquisition of $0.5 million ($0.4 million after tax). These costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statement of income.
The operating results of Latchways have been included in our consolidated financial statements from the acquisition date. Our results for the three months ended March 31, 2016 include Latchways sales and adjusted net income of $15.7 million and $1.3 million, respectively. Latchways adjusted net income for the three months ended March 31, 2016 includes an increase in cost of sales $0.3 million ($0.2 million after tax) related to the turn of the fair value step-up of inventories acquired as well as interest expense incurred by MSA associated with debt used to fund the acquisition.
The following unaudited pro forma information presents our combined results as if the acquisition had occurred at the beginning of 2015. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the merger; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between us and Latchways during the periods presented that are required to be eliminated. Transactions between Latchways companies during the periods presented have been eliminated in the unaudited pro forma condensed combined financial information. Pro forma adjustments were also made to remove the effects of integration costs. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.
Pro forma financial information (Unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2016	2015
Net sales	$279.3	$270.5
Income from continuing operations	13.1	11.5
Basic earnings per share from continuing operations	0.35	0.31
Diluted earnings per share from continuing operations	0.35	0.30
The unaudited pro forma condensed combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisitions been completed as of the date and for the periods presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition. In addition, the unaudited proforma condensed combined financial information is not intended to project the future financial position or results of operations of the combined company.

Note 15—Pensions and Other Postretirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2016	2015	2016	2015
Three Months Ended March 31,
Service cost	$2,634	$2,904	$106	$111
Interest cost	4,702	4,593	237	216
Expected return on plan assets	(8,682)	(8,537)	—	—
Amortization of prior service cost	15	17	(105)	(84)
Recognized net actuarial losses	3,009	3,929	17	7
Settlements	20	33	—	—
Net periodic benefit cost	$1,698	$2,939	$255	$250
We made contributions of $1.6 million to our pension plans during the three months ended March 31, 2016. We expect to make total contributions of approximately $6.2 million to our pension plans in 2016 which are primarily associated with our International segment.
Note 16—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses in the condensed consolidated statement of income. The notional amount of open forward contracts was $65.2 million and $58.6 million at March 31, 2016 and December 31, 2015, respectively.
The following table presents the balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$134	$581
Foreign exchange contracts: other current assets	1,708	401
The following table presents the statement of income location and impact of derivative financial instruments:

		(Gain) loss Recognized in Income
		Three Months Ended March 31,
(In thousands)	Statement of Income Location	2016	2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange (gains) losses	$(1,319)	$2,268
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

The valuation methodologies we used to measure financial assets and liabilities were limited to the derivative financial instruments described in Note 16. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy.
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $218.9 million and $146.6 million at March 31, 2016 and 2015, respectively. The fair value of this debt was $236.4 million and $154.3 million at March 31, 2016 and 2015, respectively. The fair value of this debt was determined by evaluating like rated companies with publicly traded bonds and recent market transactions. The fair value of this debt was determined using Level 2 inputs as described above.
Note 18—Contingencies
Product Liability
The Company categorizes the product liability claims of its subsidiary MSA LLC into two main categories: single incident and cumulative trauma.
Single incident product liability claims involve discrete incidents that are typically known to us when they occur and involve observable injuries, which provide an objective basis for quantifying damages. MSA LLC estimates its liability for single incident product liability claims based on expected settlement costs for reported claims and an estimate of costs for unreported claims (claims incurred but not reported or IBNR). The estimate for IBNR claims is based on experience, sales volumes, and other relevant information. The reserve for single incident product liability claims, which includes reported and IBNR claims, was $3.6 million at March 31, 2016 and $3.5 million at December 31, 2015. Single incident product liability expense was insignificant during the three months ended March 31, 2016 and $0.3 million during the three months ended March 31, 2015. Single incident product liability exposures are evaluated on an ongoing basis and adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, or coal worker’s pneumoconiosis. MSA LLC is presently named as a defendant in 1,984 lawsuits, some of which involve multiple plaintiffs, in which plaintiffs allege to have contracted certain cumulative trauma diseases. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. Although there is year over year variability in the number and quality of claims defended and resolved, MSA LLC’s aggregate total for cumulative trauma product liability claims (inclusive of settlements and defense costs) for the three years ended December 31, 2015, totaled approximately $156.1 million, substantially all of which was recorded as insurance receivables because the amounts are believed to be recoverable under insurance.
A summary of cumulative trauma product liability lawsuit activity follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Open lawsuits, beginning of period	1,988	2,326
New lawsuits	96	340
Settled and dismissed lawsuits	(100)	(678)
Open lawsuits, end of period	1,984	1,988
More than half of the open lawsuits at March 31, 2016 have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any point due to changes in circumstances.

Cumulative trauma product liability litigation is inherently unpredictable. It has typically not been until very late in the legal process that it can be reasonably determined whether it is probable that any particular case will ultimately result in a liability. This uncertainty is caused by many factors. Complaints generally do not provide information sufficient to determine if a lawsuit will develop into an actively litigated case. Even when a case is actively litigated, it is often difficult to determine if the lawsuit will be dismissed or otherwise resolved until late in the lawsuit. Moreover, even if it is probable that such a lawsuit will result in a loss; it is often difficult to estimate the amount of actual loss that will be incurred. These actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts, which are often not learned until late in the lawsuit. In addition, there are uncertainties concerning the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and uncertainties regarding the impact of potential changes in legislative or judicial standards.
The uncertainties noted above relating to cumulative trauma product liability litigation are particularly acute in the case of incurred but not reported claims (“IBNR” claims), which by definition are potential claims that have not yet been filed. Management, after consultation with its valuation consultant and outside legal counsel, continues to be unable to reasonably estimate, and therefore has not recorded any liability for, MSA LLC’s cumulative trauma IBNR claims.
However, in 2015 Management continued to work with its outside valuation consultant and outside legal counsel to develop a method to provide a reasonable estimate for certain reported claims by using appropriate assumptions based on MSA LLC’s particular circumstances.  For those reported claims where MSA LLC believes a loss is probable, and it can make a reasonable estimate of such loss, it recorded a liability of $7.1 million as of December 31, 2015. This reserve amount pertains to certain reported claims where MSA LLC’s claims experience allowed it to make an estimate of potential liability, but does not take into account all the claims currently pending against MSA LLC. The change in ability to estimate in 2015 was driven by the maturation of MSA LLC’s defense efforts and additional claims experience. Certain groups of claims have not been included in the reserve due to a lack of claims experience with the applicable plaintiffs’ counsel, low volume of resolution, or lack of confidence in the consistency of claims composition, or other factors which rendered us unable to make a reasonable estimate. Therefore, while this reserve amount covers a substantial portion of MSA LLC’s currently reported claims, it does not purport to cover all of MSA LLC’s reported claims as discussed above. In addition, the reserve does not include amounts which will be spent to defend these claims.
To arrive at the estimate, it was necessary to employ significant assumptions. In light of these significant assumptions, and all of the uncertainties inherent in cumulative trauma product liability litigation noted above, there can be no assurance that future experience with reported claims will follow MSA LLC’s past experience. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities or that costs related to claims not included in the reserve will be consistent either with those for which MSA LLC has been able to make an estimate, and to reserve, or past outcomes. Actual liabilities could vary greatly and we will need to adjust the estimate from time to time based on relevant facts and circumstances. If actual experience is worse than projected, the estimate would increase, and these increases could potentially be material over time.
The $7.1 million estimate has been added to the cumulative trauma product liability reserve, which already contains amounts payable on previously settled claims. Together, the cumulative trauma product liability reserve totaled $38.3 million at March 31, 2016, and is recorded in the insurance and product liability line within other current liabilities section of the consolidated balance sheet.

On February 26, 2016, a Kentucky state court jury in the James Couch claim rendered a verdict against MSA LLC of $7.2 million dollars (comprised of $3.2 million of an apportioned share of compensatory damages and $4.0 million in punitive damages). The Couch claim is a product liability lawsuit involving cumulative trauma exposure to coal dust. Management believes that the verdict against MSA LLC is contrary to Kentucky law and intends to appeal the verdict. The Company and its outside legal counsel have concluded that, based on their assessment of the appellate issues, a reversal of the adverse judgment is reasonably possible and, consequently, a loss contingency is not probable at this time and is not included in the $7.1 million product liability reserve. In the future, if the Company determines that losses with respect to this matter are probable, MSA LLC, consistent with its existing practices, will record an accrual and/or provide appropriate disclosures as required by ASC 450-20-50, Contingencies. In the event that MSA LLC’s appeal of the adverse verdict is unsuccessful or not fully successful, the loss could total the full amount of the verdict, plus additional amounts for post-judgment interest. If so, the $3.2 million compensatory portion of the verdict (and associated interest) would be added to the product liability reserve and the insurance receivable in the consolidated balance sheet. The $4.0 million punitive portion of the verdict (and associated interest) would be expensed because we do not have insurance to cover punitive damages in this case.
Insurance Receivable
MSA LLC purchased insurance policies for the policy years from 1952-1986 from over 20 different insurance carriers that, subject to some common contract exclusions, provide coverage for cumulative trauma product liability losses and, in many instances, related defense costs (the "Occurrence-Based Policies"). The available limits of these policies exceed the recorded insurance receivable balance. After 1986, MSA LLC’s insurance policies have significant per claim deductibles. Based on this, the Company does not expect to be materially reimbursed for any claims alleging exposures that occurred entirely after this date.
In the normal course of business, MSA LLC makes payments to settle product liability claims and for related defense costs and records receivables for the amounts that are covered by insurance. Various factors could affect the timing and amount of recovery of the insurance receivable, including the outcome of negotiations with insurers, the outcome of the coverage litigation, and the extent to which insurers may become insolvent in the future.
Insurance receivables at March 31, 2016 totaled $239.2 million, of which $2.0 million is reported in other current assets and $237.2 million in other non-current assets. Insurance receivables at December 31, 2015 totaled $229.5 million, of which $2.0 million is reported in other current assets and $227.5 million in other non-current assets.
A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Balance beginning of period	$229.5	$220.5
Additions	12.7	17.3
Collections and settlements	(3.0)	(8.3)
Balance end of period	$239.2	$229.5
Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs. Uninsured cumulative trauma product liability losses during the three months ended March 31, 2015 were $0.1 million. There were no uninsured losses in the 2016 first quarter. Collections primarily represent agreements with insurance companies to pay amounts due that are applicable to cumulative trauma claims. When there are contingencies embedded in these agreements, we apply payments to the insurance receivable in the period when the contingency is met. In cases where the payment stream covers multiple years and there are no contingencies, the present value of the payments is recorded as a note receivable (current and long-term) in the condensed consolidated balance sheet within prepaid expenses and other current assets and other noncurrent assets.
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
Insurance Litigation
MSA LLC is currently involved in insurance coverage litigation with a number of its insurance carriers regarding its Occurrence-Based Policies.
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
In July 2010, MSA LLC (as Mine Safety Appliances Company) filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of its excess insurance carriers concerning the future rights and obligations of MSA LLC and its excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of its rights under the insurance policies issued by the insurers. Trial has recently been rescheduled from May 2016 to April 2017 to accommodate ongoing settlement discussions.
Through negotiated settlements, MSA LLC has resolved claims against certain of its insurance carriers on certain policies. When a settlement is reached, MSA LLC dismisses the settling carrier from the relevant above noted lawsuit(s). Assuming satisfactory resolution, once disputes are resolved with each of the remaining carriers, MSA LLC anticipates having commitments to provide future payment streams which should be sufficient to satisfy its presently recorded insurance receivables due from insurance carriers.
At some point in the next few years, even if insurance coverage litigation is generally successful, MSA LLC will become largely self-insured for costs associated with cumulative trauma product liability claims. The exact point when this transition will happen is difficult to predict and subject to a number of variables, including the pace at which future cumulative trauma product liability costs are incurred and the results of litigation and negotiations with insurance carriers. After it becomes largely self-insured, MSA LLC may still obtain some insurance reimbursement from negotiated coverage-in-place agreements (although that coverage may not be immediately triggered or accessible) or from other sources of coverage.  The precise amount of insurance reimbursement available at that time cannot be determined with specificity today.
Note 19—Discontinued Operations
On February 29, 2016, the Company sold 100% of the stock associated with its South African personal protective equipment distribution business and its Zambian operations. The Company received $15.9 million from the closing of this transaction and recorded a loss of approximately $0.3 million. The operations of this business qualify as a component of an entity under FASB ASC 205-20 "Presentation of Financial Statements - Discontinued Operations", and thus the operations have been reclassified as discontinued operations and prior periods have been reclassified to conform to this presentation.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Discontinued Operations
Net sales	$5,261	$11,157
Other (loss) income, net	(288)	66
Cost and expenses:
Cost of products sold	4,819	8,990
Selling, general and administrative	937	1,602
Currency exchange losses, net	18	170
(Loss) income from discontinued operations before income taxes	(801)	461
Provision for income taxes	328	153
(Loss) income from discontinued operations, net of tax	$(1,129)	$308
Certain balance sheet items that are related to the Company's South African personal protective equipment distribution business and its Zambian operations are reported as discontinued operations. These items are reported in the following consolidated balance sheet lines:

(In thousands)	March 31, 2016	December 31, 2015
Discontinued Operations assets and liabilities
Trade receivables, less allowance for doubtful accounts	$—	$4,832
Inventories	—	8,499
Net property	—	449
Other assets	—	791
Total assets	—	14,571
Accounts payable	—	2,745
Accrued and other liabilities	—	748
Total liabilities	—	3,493
Net assets	$—	$11,078
The following summary provides financial information for discontinued operations related to the net (income) loss attributable to noncontrolling interests:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net (income) loss attributable to noncontrolling interests
(Income) loss from continuing operations	$(519)	$174
Loss from discontinued operations	197	58
Net (income) loss	$(322)	$232

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Americas and International segments were established on January 1, 2016. The Americas segment is comprised of our operations in North America and Latin America geographies. The International segment is comprised of our operations of all geographies outside of the Americas. Certain global expenses are now allocated to each segment in a manner consistent with where the benefits from the expenses are derived. The 2015 segment results have been recast to conform with current period presentation. Please refer to Note 8 Segment Information, for further information.
MSA's South African personal protective equipment distribution business and MSA's Zambian operations had historically been part of the International reportable segment. The results of these operations are excluded from continuing operations and are presented as discontinued operations in all periods presented. Please refer to Note 19 Discontinued Operations, for further commentary on these discontinued operations.
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
We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into six geographical operating segments that are aggregated into three reportable geographic segments: Americas, International and Corporate. Each segment includes a number of operating segments. In 2015, 62% and 38% of our net sales were made by our Americas and International segments, respectively.
Americas. Our largest manufacturing and research and development facilities are located in the United States. We serve our North American markets with sales and distribution functions in the U.S., Canada and Mexico. We also have manufacturing facilities in Mexico and Brazil to service our South American markets.
International. Our International segment includes companies in most Western European countries, a number of Eastern European countries, locations in the Middle East, Russia, Africa and the Asia Pacific region, some of which are in developing regions of the world. In our largest European companies, Germany and France, we develop, manufacture and sell a wide variety of products. The technology associated with the development of our products in these countries is owned by our European Principal Operating company which is located in Rapperswil-Jona, Switzerland. Manufacturing operations are also located in China, the U.K., Ireland, and Sweden. These manufacturing entities manufacture products that are sold primarily in each company's home country as well as regional markets. Operations in other International segment countries focus primarily on sales and distribution in their respective home country markets. While some of these companies may perform limited production, most of their sales are of products manufactured in our other plants or are purchased from third party vendors.
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

PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products, which have leading market positions and a competitive advantage. These products typically realize a higher gross profit margin than non-core products. Core products, include fixed gas and flame detection systems, breathing apparatus where SCBA is the principal product, portable gas detection instruments, industrial head protection products, fire and rescue helmets and fall protection devices. These products receive the highest levels of investment and resources as they typically realize a higher gross profit margin and provide higher levels of return on investment than non-core products. Core products comprised approximately 81% of sales in 2015.
MSA maintains a portfolio of non-core products which includes both adjacent and peripheral offerings. Adjacent products reinforce and extend the core, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complimentary to the core offerings and have their roots within the core product value chain. Key adjacent products include respirators, eye and face protection, thermal imaging cameras, and gas masks. Gas masks and ballistic helmet sales are the primary purchases from our military customers and were approximately $13.5 million globally during the first three months of 2016. Peripheral products are primarily sold to the mining industry and reflect a small portion of consolidated sales.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in the MSA's Annual Report on Form 10-K for the year ended December 31, 2015.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net sales. Net sales for the three months ended March 31, 2016 were $279.3 million, an increase of $22.6 million, or 9%, compared with $256.7 million for the three months ended March 31, 2015. The unfavorable translation effects of weakened foreign currencies decreased sales, when stated in U.S. dollars, by 4%. Excluding the effects of weakening currencies and the Latchways acquistion, sales increased 7%.

Net Sales from Continuing Operations	Q1 2016 vs. Q1 2015
Organic growth	7%
Latchways acquisition	6%
Foreign exchange impact	(4)%
Total % quarter-over-quarter change	9%
For the quarter ended March 31, 2016, local currency core product sales increased by 15%, comprising 83% of our total business. Excluding Latchways, local currency core product sales increased 8%. Local currency non-core sales increased 3%. By product group, core product group sales quarter-over-quarter growth was as follows on a local currency basis:

Percent Increase (Decrease)
Core Sales	Q1 2016
Fall Protection	149%
Breathing Apparatus	40%
Fire & Rescue Helmets	3%
Fixed Gas & Flame Detection	(1)%
Head Protection	(8)%
Portable Gas Detection	(10)%
Total Core	15%
Total Core Organic Growth	8%

Net Sales	Three Months Ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2016	2015
Americas	$167.3	$158.5	$8.8	6%
International	111.9	98.2	13.7	14%
Total	279.3	256.7	22.6	9%
Net sales for the Americas segment were $167.3 million in the first quarter of 2016, an increase of $8.8 million, or 6%, compared to $158.5 million in the first quarter of 2015. Currency translation effects decreased Americas segment sales when stated in U.S. dollars, by 4%, reflecting a weaker Mexican peso and Brazilian real. During the quarter, local currency sales in the Americas segment increased 10% over the prior year period, notably on a 57% increase in breathing apparatus sales. Breathing apparatus results are supported by continued strong demand for the G1 self-contained breathing apparatus ("SCBA") in the United States and in Chile. These increases were partially offset by weak conditions in energy-related markets, resulting in a decline in shipments of industrial head protection, portable instruments, and fixed gas and flame detection, down 9%, 7%, and 5%, respectively.
Net sales for the International segment were $111.9 million in the first quarter of 2016, an increase of $13.7 million, or 14%, compared to $98.2 million for the first quarter of 2015. Currency translation effects decreased International segment sales by 4% across several geographies when stated in U.S. dollars, notably related to the weaker euro. Local currency sales in the International segment increased 18% for the quarter. Excluding Latchways, local currency sales increased 4% on strong invoicing of ballistic helmets in Europe, up 44%, increased demand in the fire service market for breathing apparatus in Asia, up 13%, and increased fixed gas and flame detection business, up 5%, in the quarter. These increases were partially offset by a lower level of portable gas detection and fire & rescue helmets shipments, down 15% and 8%, respectively.
Gross profit. Gross profit for the first quarter of 2016 was $120.7 million, an increase of $3.9 million, or 3%, compared to $116.8 million for the first quarter of 2015. The ratio of gross profit to net sales was 43.2% in the first quarter of 2016 compared to 45.5% in the same quarter last year. The lower gross profit ratio during the current quarter was primarily related to a less favorable product mix from invoicing higher levels of SCBA, invoicing a higher level of large orders that tend to carry a lower margin than base business, and manufacturing variances in our factories. We continue to make progress with our efforts to drive margin improvements on the G1 SCBA through value engineering activities. We also expect our manufacturing variances to moderate in the second quarter.
Selling, general and administrative expenses. Selling, general and administrative expenses were $79.2 million during the first quarter of 2016, a decrease of $2.2 million, or 3%, compared to $81.4 million in the first quarter of 2015. Currency translation effects decreased current quarter selling, general and administrative expenses, when stated in U.S. dollars, by 4%, primarily related to a weaker euro. Local currency selling, general, and administrative expense increased 1% during the quarter. Excluding Latchways operating expense and integration costs, local currency selling, general, and administrative expense decreased 5%, as the Company focuses on the execution of a global cost reduction program. Selling, general and administrative expenses were 28.4% of net sales in the first quarter of 2016, compared to 31.7% of net sales in the first quarter of 2015.
Research and development expense. Research and development expense was $10.4 million during the first quarter of 2016, a decrease of $0.5 million, or 5%, compared to $10.9 million during the first quarter of 2015. Currency translation effects decreased current quarter research and development expense, when stated in U.S. dollars, by 3%. Research and development expense was 3.7% of net sales in the first quarter of 2016, compared to 4.3% of net sales in the first quarter of 2015. The Company continues to focus on developing new and innovative technologies for the G1 platform and other core areas, closely aligned with our strategic goals.
Restructuring, net of adjustments. During the three months ended March 31, 2016, the Company recorded restructuring, net of adjustments, of $0.5 million, primarily related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Europe and Latin America.
During the three months ended March 31, 2015, the Company recorded restructuring, net of adjustments, of $0.7 million. International segment charges of $0.6 million were primarily related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in China.
Currency exchange. Currency exchange losses were $2.0 million in the first quarter of 2016, compared to gains of $2.5 million in the first quarter of 2015. Currency exchange losses in the first quarter of 2016 were mostly unrealized and related primarily to the effect of the strengthening euro on unsettled inter-company balances. Refer to Note 16 to the Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.

Segment operating income. Americas segment operating income for the first quarter of 2016 was $31.3 million, an increase of $7.4 million, or 31%, compared to $23.9 million in the first quarter of 2015. Currency translation effects decreased current quarter Americas segment income, when stated in U.S. dollars, by 2%, on a weaker Mexican peso. Local currency operating income in the Americas segment increased 33% in the current quarter, reflecting higher SCBA sales volume and strong leverage from lower selling, general, and administrative expense.
International segment operating income for the first quarter of 2016 was $8.4 million, an increase of $0.8 million, or 11%, compared to $7.6 million in the prior year quarter. Currency translation effects decreased current quarter International segment operating income, when stated in U.S. dollars, by 14%, reflecting a weaker euro. Local currency operating income in the International segment increased 25% in the current quarter, reflecting higher sales of fall protection, ballistic helmets, breathing apparatus, and fixed gas and flame detection as well as lower selling, general, and administrative expense.
Corporate segment operating loss for the first quarter of 2016 was $8.6 million, an increase of $1.7 million, or 25%, compared to an operating loss of $6.9 million in the first quarter of 2015. The increase reflects higher corporate development spend as well as higher compensation expense.
Income taxes. The reported effective tax rate for the first quarter of 2016 and 2015 was 48.7% and 62.7%, respectively. Excluding $3.6 million of charges for the first quarter of 2016 and $7.6 million for the first quarter of 2015 associated with exit taxes related to our European reorganization, the adjusted effective tax rate for the first quarter of 2016 and 2015 was 34.7% and 31.7%, respectively. The adjusted effective tax rate increase was primarily due to a less favorable mix of profits sourced from lower tax jurisdictions.
Net income (loss) attributable to MSA Safety Incorporated. Net income from continuing operations was $12.7 million for the first quarter of 2016, or $0.34 per basic share, an increase of $3.4 million, or 37%, compared to $9.3 million, or $0.25 per basic share, for the same quarter last year.
LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, acquisitions and dividend payments. Approximately 46% of our long-term debt is at fixed interest rates with repayment schedules through 2031. The remainder of our long-term debt is at variable rates, primarily on our unsecured revolving credit facility that is due in 2020. At March 31, 2016, approximately 80% of our borrowings are denominated in US dollars, which limits our exposure to currency exchange rate fluctuations.
At March 31, 2016, we had cash and cash equivalents totaling $111.9 million, of which $103.6 million was held by our foreign subsidiaries. Cash and cash equivalents are held by our foreign subsidiaries whose earnings are considered indefinitely reinvested at March 31, 2016. These funds could be subject to additional income taxes if repatriated. It is not practicable to determine the potential income tax liability that we would incur if these funds were repatriated to the U.S. because the time and manner of repatriation is uncertain. We believe that domestic cash and cash equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period’s foreign earnings, and availability of our domestic line of credit continue to be sufficient to fund our domestic liquidity requirements.
Cash and cash equivalents increased $6.0 million during the three months ended March 31, 2016, compared to decreasing $19.7 million during the same period in 2015. The increase in cash primarily relates to proceeds from our divestiture and increased profitability. Please refer to Note 19 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for further discussion on the divestiture of our South African personal protective equipment distribution business and its Zambian operations.
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
The Company currently has access to approximately $655.2 million of capital at March 31, 2016. Refer to Note 12 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Operating activities. Operating activities used cash of $11.0 million during the three months ended March 31, 2016, compared to using $16.7 million during the same period in 2015. Higher operating cash flow during the first three months of 2016 was attributable to higher net income. Inventories were $125.1 million at March 31, 2016, compared to $125.8 million at December 31, 2015. Excluding divestitures, local currency inventory increased $6.8 million. The increase in inventories during the current period is due to general restocking and continued high demand for the G1 SCBA. Trade receivables were $237.5 million at March 31, 2016, compared to $232.9 million at December 31, 2015. Excluding divestitures, local currency accounts receivable increased $9.5 million driven by sales in France, Australia, China and Mexico. Accounts payable were $64.0 million at March 31, 2016, compared to $68.2 million at December 31, 2015. Excluding divestitures, local currency accounts payable decreased $1.8 million.
At March 31, 2016, the cumulative trauma product liability reserve totaled $38.3 million, compared to $50.1 million at December 31, 2015. The decrease was due to payments made during the 2016 first quarter. Amounts comprising approximately half of the 2016 first quarter balance will be paid during the second quarter. Insurance receivables related to cumulative trauma product liability losses at March 31, 2016 totaled $239.2 million, compared to $229.5 million at December 31, 2015.
Investing activities. Investing activities provided cash of $9.9 million during the three months ended March 31, 2016, compared to using $7.5 million in the same period last year. The change is primarily due to the sale of our South African personal protective equipment distribution business and its Zambian operations and a property in the Netherlands.
Financing activities. Financing activities provided cash of $3.3 million during the three months ended March 31, 2016, compared to providing $9.3 million during the same period in 2015. During the three months ended March 31, 2016, we had net borrowings of $13.6 million, primarily from our long-term line of credit. This compared to net borrowings of $21.6 million in the same period in 2015. We paid cash dividends of $11.9 million in the first three months of 2016 compared to $11.6 million in the same period last year.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at March 31, 2016 resulted in a translation gain of $13.6 million being recorded to the cumulative translation adjustments shareholders' equity account during the three months ended March 31, 2016, compared to a loss of $23.8 million during the same period in 2015. The translation gain during the first three months of 2016 was primarily related to the strengthening of the euro and Brazilian real against the U.S. dollar. The translation loss during the three months of 2015 was primarily related to the strengthening of the U.S. dollar against the euro.
COMMITMENTS AND CONTINGENCIES
We made contributions of $1.6 million to our pension plans during the three months ended March 31, 2016. We expect to make total contributions of approximately $6.2 million to our pension plans in 2016 which are primarily associated with our International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2016 totaling $8.2 million, of which $3.4 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at March 31, 2016. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2016, the Company has $2.6 million of restricted cash in support of these arrangements.
We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.
Please refer to Note 18 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for further discussion on the Company's product liabilities.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $13.0 million and $0.3 million, respectively, for the three months ended March 31, 2016.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2016, we had open foreign currency forward contracts with a U.S. dollar notional value of $65.2 million. A hypothetical 10% increase in March 31, 2016 forward exchange rates would result in a $6.5 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments, these financial instruments are reported at carrying values that approximate fair values.
At March 31, 2016, we had $218.9 million of fixed rate debt which matures at various dates through 2031. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $18.0 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At March 31, 2016, we had $261.2 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could impact our future earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Product liability claims and the inability to collect related insurance receivables could have a materially adverse effect on our business, operating results, financial condition and liquidity.
MSA and its subsidiaries face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Although we have not frequently experienced material uninsured losses due to product liability claims, it is possible that we could experience such losses in the future. In the event any of our products prove to be defective, we could be required to recall or redesign such products. In addition, we may voluntarily recall or redesign certain products that could potentially be harmful to end users. Any claim or product recall that results in significant expense or adverse publicity against us could have a materially adverse effect on our business, consolidated operating results, financial condition and liquidity, including any successful claim brought against us in excess or outside of available insurance coverage.
In the normal course of business, one of our subsidiaries, Mine Safety Appliances Company, LLC ("MSA LLC"), makes payments to settle product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $239.2 million at March 31, 2016. As described in greater detail in Note 18 to our unaudited condensed consolidated financial statements included in this report, MSA LLC is currently involved in insurance coverage litigation regarding the rights and obligations of numerous insurance policies, and for amounts recorded as insurance receivables. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of coverage litigation, the outcome of negotiations with insurers, and the extent to which insurers may become insolvent in the future. Failure to recover amounts due from MSA LLC’s insurance carriers would result in it being unable to recover amounts already paid to resolve claims (and recorded as insurance receivables) and could have a materially adverse effect on our business, consolidated operating results, financial condition and liquidity.
At some point in the next few years, even if insurance coverage litigation is generally successful, MSA LLC will become largely self-insured for costs associated with cumulative trauma product liability claims. The exact point when this transition will happen is difficult to predict and subject to a number of variables, including the pace at which future cumulative trauma product liability costs are incurred and the results of litigation and negotiations with insurance carriers. After it becomes largely self-insured, MSA LLC may still obtain some insurance reimbursement from negotiated coverage-in-place agreements (although that coverage may not be immediately triggered or accessible) or from other sources of coverage.  However, the precise amount of insurance reimbursement available at that time cannot be determined with specificity today.
As discussed in greater detail in Note 18 to our unaudited condensed consolidated financial statements included in this report, subsidiary MSA LLC recently had an adverse verdict entered against it in a product liability lawsuit involving cumulative trauma exposure to coal dust. MSA LLC is appealing the verdict. Companies faced with multiple mass tort lawsuits can experience an increase in newly filed claims, more aggressive demands from plaintiffs in settlement negotiations or a greater inclination by plaintiffs to pursue judicial trials of certain claims in periods immediately following the incurrence of an adverse verdict. Should MSA LLC have a similar experience, its product liability settlement and defense costs could increase in the future, and such events could also accelerate the point at which MSA LLC becomes self-insured for cumulative trauma product liability claims.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	220	$42.80	—	2,170,478
February 1 - February 29, 2016	—	—	—	2,127,237
March 1 - March 31, 2016	34,439	45.32	—	1,921,333
In 2015, The Board of Directors adopted a stock repurchase program. The program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.
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

MSA SAFETY INCORPORATED

May 2, 2016	/s/ Kenneth D. Krause
Kenneth D. Krause
Vice President of Finance and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer