Form 10-Q
period 2017-03-31
MSA Safety Inc
filed 2017-04-28
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 21, 2017, 37,939,961 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Net sales	$265,765	$279,268
Cost of products sold	146,043	158,563
Gross profit	119,722	120,705

Selling, general and administrative	75,983	79,195
Research and development	10,998	10,363
Restructuring charges (Note 4)	12,739	470
Currency exchange losses, net	580	1,950
Operating income	19,422	28,727

Interest expense	3,591	3,902
Other income, net	(655)	(888)
Total other expense, net	2,936	3,014

Income from continuing operations before income taxes	16,486	25,713
Provision for income taxes (Note 10)	1,796	12,511

Income from continuing operations	14,690	13,202
Loss from discontinued operations (Note 19)	—	(1,129)
Net income	14,690	12,073

Net income attributable to noncontrolling interests	(277)	(322)

Net income attributable to MSA Safety Incorporated	$14,413	$11,751

Amounts attributable to MSA Safety Incorporated common shareholders:
Income from continuing operations	$14,413	$12,683
Loss from discontinued operations (Note 19)	—	(932)
Net income	$14,413	$11,751

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic
Income from continuing operations	$0.38	$0.34
Loss from discontinued operations (Note 19)	$—	$(0.03)
Net income	$0.38	$0.31
Diluted
Income from continuing operations	$0.37	$0.34
Loss from discontinued operations (Note 19)	$—	$(0.03)
Net income	$0.37	$0.31
Dividends per common share	$0.33	$0.32
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income	$14,690	$12,073
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 6)	10,744	13,948
Pension and post-retirement plan adjustments, net of tax (Note 6)	1,984	1,892
Total other comprehensive income, net of tax	12,728	15,840
Comprehensive income	27,418	27,913
Comprehensive loss attributable to noncontrolling interests	349	2
Comprehensive income attributable to MSA Safety Incorporated	$27,767	$27,915
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands)	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$104,427	$113,759
Trade receivables, less allowance for doubtful accounts of $6,288 and $5,610	208,392	209,514
Inventories (Note 3)	117,621	103,066
Prepaid income taxes	15,432	16,378
Notes receivable, insurance companies (Note 18)	19,723	4,180
Prepaid expenses and other current assets	29,206	25,909
Total current assets	494,801	472,806

Property, plant and equipment, net (Note 5)	144,445	148,678
Prepaid pension cost	54,016	62,916
Deferred tax assets (Note 10)	24,190	23,240
Goodwill (Note 13)	335,297	333,276
Intangible assets (Note 13)	75,763	77,015
Notes receivable, insurance companies, noncurrent (Note 18)	63,416	63,147
Insurance receivable (Note 18) and other noncurrent assets	66,226	172,842
Total assets	$1,258,154	$1,353,920

Liabilities
Notes payable and current portion of long-term debt, net (Note 12)	$26,848	$26,666
Accounts payable	65,682	62,734
Employees’ compensation	23,422	39,880
Insurance and product liability (Note 18)	18,939	19,438
Taxes on income (Note10)	1,202	3,889
Other current liabilities	65,922	68,803
Total current liabilities	202,015	221,410

Long-term debt, net (Note 12)	268,568	363,836
Pensions and other employee benefits	158,908	157,927
Deferred tax liabilities (Note 10)	34,867	34,044
Other noncurrent liabilities	15,518	15,491
Total liabilities	$679,876	$792,708
Commitments and contingencies (Note 18)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	3,569	3,569
Common stock, no par value (Note 7)	182,158	172,681
Treasury shares, at cost (Note 7)	(289,952)	(289,254)
Accumulated other comprehensive loss	(216,892)	(230,246)
Retained earnings	897,458	901,415
Total MSA Safety Incorporated shareholders' equity	576,341	558,165
Noncontrolling interests	1,937	3,047
Total shareholders’ equity	578,278	561,212
Total liabilities and shareholders’ equity	$1,258,154	$1,353,920
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2017	2016
Operating Activities
Net income	$14,690	$12,073
Depreciation and amortization	8,752	9,156
Non-cash restructuring charges (Note 4)	11,384	—
Stock-based compensation (Note 11)	6,325	5,498
Pension expense (Note 15)	1,769	1,698
Deferred income tax provision (benefit)	171	(919)
Loss (gain) on asset dispositions, net	32	(18)
Pension contributions (Note 15)	(1,475)	(1,550)
Currency exchange losses, net	580	1,968
Changes in:
Trade receivables	3,998	(7,332)
Inventories (Note 3)	(12,537)	(4,316)
Income taxes receivable, prepaid expenses and other current assets	1,087	(4,668)
Accounts payable and accrued liabilities	(20,137)	(19,638)
Other noncurrent assets and liabilities	81,751	(5,819)
Other, net	—	2,861
Cash Flow From (Used In) Operating Activities	96,390	(11,006)
Investing Activities
Capital expenditures	(1,442)	(5,819)
Property disposals and other investing (Note 19)	165	15,708
Cash Flow (Used in) From Investing Activities	(1,277)	9,889
Financing Activities
Proceeds from short-term debt, net	182	126
Proceeds from long-term debt (Note 12)	101,500	170,264
Payments on long-term debt (Note 12)	(198,119)	(156,757)
Restricted cash	390	155
Cash dividends paid	(12,455)	(11,936)
Company stock purchases	(3,811)	(1,590)
Exercise of stock options	6,267	2,703
Excess tax benefit related to stock plans	—	288
Cash Flow (Used in) From Financing Activities	(106,046)	3,253
Effect of exchange rate changes on cash and cash equivalents	1,601	3,840
(Decrease ) increase in cash and cash equivalents	(9,332)	5,976
Beginning cash and cash equivalents	113,759	105,925
Ending cash and cash equivalents	$104,427	$111,901
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2015	$858,553	$(208,199)
Net income	12,073	—
Foreign currency translation adjustments	—	13,948
Pension and post-retirement plan adjustments, net of tax of $1,044	—	1,892
Income attributable to noncontrolling interests	(322)	(324)
Foreign currency translation adjustments reclassified into earnings	—	2,103
Common dividends	(11,926)	—
Preferred dividends	(10)	—
Balances March 31, 2016	858,368	(190,580)

Balances December 31, 2016	901,415	(230,246)
Net income	14,690	—
Foreign currency translation adjustments	—	10,744
Pension and post-retirement plan adjustments, net of tax of $1,108	—	1,984
(Income) loss attributable to noncontrolling interests	(277)	626
Common dividends	(12,445)	—
Preferred dividends	(10)	—
Cumulative effect of the adoption of ASU 2016-16 (Note 2)	(5,915)	—
Balances March 31, 2017	$897,458	$(216,892)
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The Condensed Consolidated Financial Statements of MSA Safety Incorporated and its subsidiaries ("MSA" or the "Company") are unaudited. These Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2016 condensed consolidated balance sheet data was derived from the audited consolidated balance sheet but does not include all disclosures required by generally accepted accounting principles (GAAP). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2016, which includes all disclosures required by GAAP.
Reclassifications - Certain reclassifications of prior year's data have been made to conform to the current year presentation. These reclassifications relate to how amounts are classified within the operating section of the Condensed Consolidated Statement of Cash Flows but do not change the overall cash flow from operating activities for the prior year as previously reported.
Note 2— Recently Adopted and Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue with Contracts from Customers. This ASU establishes a single revenue recognition model for all contracts with customers based on recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, eliminates industry specific requirements, and expands disclosure requirements. This ASU is required to be adopted beginning January 1, 2018. Our revenue streams include agreements with distributors, agreements with end users and agreements with governmental entities. The Company continues to evaluate the impact that the adoption of this ASU will have on the consolidated financial statements, including the timing of revenue recognition associated with certain customized products. We have conducted a risk assessment and have worked with outside consultants to develop a transition plan that will enable us to meet the implementation requirement. We are still finalizing the analysis to quantify the adoption impact of the provisions of the new standard, but we do not currently expect it to have a material impact on our consolidated financial position or results of operations. Based on the evaluation of our current contracts and revenue streams, most will be recorded consistently under both the current and new standard. The majority of our revenue transactions are not accounted for under industry-specific guidance that will be superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We anticipate using the modified retrospective method of adoption and having enhanced disclosures surrounding revenue recognition.
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
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU was adopted on January 1, 2017. This ASU applies only to inventory measured using the first-in, first-out (FIFO) or average cost methods and requires inventory to be measured at the lower of cost and net realizable value (NRV). This ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The adoption of this ASU did not have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to record a right of use asset and a liability for virtually all leases. This ASU will be effective beginning in 2019. The Company is working to develop a transition plan and continues to evaluate the impact that the adoption of this ASU will have on the consolidated financial statements. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. At March 31, 2017, the Company's undiscounted future minimum rent commitments under noncancellable leases were approximately $47.1 million.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for many aspects associated with share-based payment accounting including income taxes and the use of forfeiture rates. This ASU was adopted on January 1, 2017. The provisions of this ASU which impacted us included a requirement that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of shareholders’ equity. The Company expects this to create volatility in its effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The extent of excess tax benefits/deficiencies is subject to variation in our stock price and timing/extent of stock-based compensation share vestings and employee stock option exercises. This ASU also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted earnings per share and no longer requires a presentation of excess tax benefits and deficiencies related to the vesting and exercise of share-based compensation as both an operating outflow and financing inflow on the statement of cash flows. We have applied all of these changes on a prospective basis and therefore, prior years were not adjusted. Additionally, this ASU allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. We elected to maintain our current forfeitures policy and will continue to include an estimate of those forfeitures when recognizing stock-based compensation expense. This ASU also requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as a financing activity (eliminating previous diversity in practice). Adoption of this ASU resulted in an additional discrete tax benefit of approximately $2.8 million during the quarter ended March 31, 2017.
In June 2016, the FASB issued ASU 2016-13, Allowance for Loan and Lease Losses. This ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments including loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables. This ASU will be effective beginning in 2020. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and expects that adoption will result in increased disclosure.
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
In October 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other than Inventory. This ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU was early adopted on January 1, 2017 using the modified retrospective approach which resulted in a $5.9 million cumulative-effect adjustment directly to retained earnings for any previously deferred income tax effects.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairments under Step 2 by eliminating the requirement to perform procedures to determine the fair value of the assets and liabilities of the reporting unit, including previously unrecognized assets and liabilities, in order to determine the fair value of the goodwill and any impairment charge to be recognized. Under this ASU, the impairment charge to be recognized should be the amount by which the reporting unit's carrying value exceeds the reporting unit's fair value as calculated under Step 1 provided that the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective beginning in 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The adoption of this ASU may have a material effect on our consolidated financial statements in the event that we determine that goodwill for any of our reporting units is impaired.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, to improve the presentation of net periodic pension and net periodic post-retirement benefit cost. This ASU requires companies to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, this ASU requires that companies present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of income from operations, if one is presented. This ASU is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company plans to adopt the ASU on January 1, 2018 and is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements. If the Company would have applied the provisions of this ASU for the year ended December 31, 2016, operating income would have decreased by $3.5 million.
Note 3—Inventories
The following table sets forth the components of inventory:

(In thousands)	March 31, 2017	December 31, 2016
Finished products	$62,011	$54,348
Work in process	7,611	6,542
Raw materials and supplies	89,892	84,069
Inventories at current cost	159,514	144,959
Less: LIFO valuation	(41,893)	(41,893)
Total inventories	$117,621	$103,066
Note 4—Restructuring Charges
During the three months ended March 31, 2017, we recorded restructuring charges of $12.7 million. Americas segment restructuring charges of $12.3 million during the three months ended March 31, 2017 related primarily to the voluntary retirement incentive package described below as well as severance from staff reductions in Brazil. International segment restructuring charges of $0.4 million during the three months ended March 31, 2017 were related to severance costs for staff reductions in Europe and Australia.
In September 2016, certain employees in the Americas segment were offered a voluntary retirement incentive package (“VRIP”). The election window for participation closed on October 17, 2016. The employees were required to render service through January 31, 2017 to receive the VRIP and had until February 6, 2017 to revoke their election. None of the 83 employees who accepted the VRIP revoked their election to retire under the terms of the plan. Non-cash special termination benefit expense of $11.4 million was incurred in the first quarter of 2017 related to these elections. All benefits were paid from our over funded North America pension plan.
During the three months ended March 31, 2016, we recorded restructuring charges of $0.5 million. International segment charges of $0.9 million during the three months ended March 31, 2016 were related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Europe. Americas segment restructuring charges of $0.2 million during the three months ended March 31, 2016 related primarily to severance from staff reductions in Latin America. Favorable adjustments for changes in estimates on employee restructuring reserves of $0.6 million were made during the three months ended March 31, 2016.

Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2015	$1.6	$5.4	$1.1	$8.1
Restructuring charges	1.8	5.3	0.2	7.3
Adjustments to estimates on restructuring reserves	(0.5)	(0.6)	(0.5)	(1.6)
Cash payments	(2.0)	(7.3)	(0.5)	(9.8)
Reserve balances at December 31, 2016	$0.9	$2.8	$0.3	$4.0
Restructuring charges	12.3	0.4	—	12.7
Cash payments/utilization	(12.6)	(1.0)	(0.3)	(13.9)
Reserve balances at March 31, 2017	$0.6	$2.2	$—	$2.8
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment:

(In thousands)	March 31, 2017	December 31, 2016
Land	$2,714	$2,684
Buildings	112,650	111,762
Machinery and equipment	364,990	361,010
Construction in progress	9,181	10,714
Total	489,535	486,170
Less: accumulated depreciation	(345,090)	(337,492)
Net property, plant and equipment	$144,445	$148,678
Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
The changes in Accumulated Other Comprehensive Loss by component were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Pension and other post-retirement benefits
Balance at beginning of period	$(118,068)	$(119,389)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(109)	(90)	—	—
Recognized net actuarial losses	3,201	3,026	—	—
Tax benefit	(1,108)	(1,044)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	1,984	1,892	—	—
Balance at end of period	$(116,084)	$(117,497)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(112,178)	$(88,810)	$(1,964)	$(3,616)
Reclassification into earnings	—	2,103	—	—
Foreign currency translation adjustments	11,370	13,624	(626)	324
Balance at end of period	$(100,808)	$(73,083)	$(2,590)	$(3,292)
The reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 15—Pensions and Other Post-Retirement Benefits).

Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,878 shares held in treasury at March 31, 2017. There were no treasury purchases of preferred stock during the three months ended March 31, 2017 or 2016. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of March 31, 2017.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2016. No new shares have been issued in 2017. There were 37,942,242 and 37,736,578 shares outstanding at March 31, 2017 and December 31, 2016, respectively.
Treasury Shares - In 2015, the Board of Directors adopted a stock repurchase program. The program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. No shares were repurchased during the three months ended March 31, 2017 or 2016. We do not have any other share purchase programs. There were 24,139,149 and 24,344,813 Treasury Shares at March 31, 2017 and December 31, 2016, respectively.
The Company issues Treasury Shares for all share based benefit plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 260,614 Treasury Shares issued for these purposes during the three months ended March 31, 2017.
Note 8—Segment Information
We are organized into six geographic operating segments based on management responsibilities. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: Americas, International, and Corporate.
The Americas and International segments were established on January 1, 2016. The Americas segment is comprised of our operations in North America and Latin America geographies. The International segment is comprised of our operations of all geographies outside of the Americas. Certain global expenses are allocated to each segment in a manner consistent with where the benefits from the expenses are derived.
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

Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended March 31, 2017
Sales to external customers	$166,568	$99,197	$—	$—	$265,765
Intercompany sales	30,189	70,196	—	(100,385)	—
Operating income					19,422
Restructuring charges					12,739
Currency exchange losses, net					580
Adjusted operating income (loss)	38,106	6,644	(12,009)	—	32,741
Adjusted operating margin %	22.9%	6.7%

(In thousands)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended March 31, 2016
Sales to external customers	$167,342	$111,926	$—	$—	$279,268
Intercompany sales	27,832	60,688	—	(88,520)	—
Operating income					28,727
Restructuring charges					470
Currency exchange losses, net					1,950
Adjusted operating income (loss)	31,345	8,408	(8,606)	—	31,147
Adjusted operating margin %	18.7%	7.5%
1Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.
The percentage of total sales by product group were as follows:

Three Months Ended March 31,	2017	2016
Breathing Apparatus	26%	28%
Fixed Gas & Flame Detection	19%	20%
Portable Gas Detection	14%	12%
Industrial Head Protection	12%	9%
Fall Protection	8%	9%
Fire & Rescue Helmets	5%	5%
Other	16%	17%

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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Net income from continuing operations	$14,413	$12,683
Preferred stock dividends	(10)	(10)
Income from continuing operations available to common equity	14,403	12,673
Dividends and undistributed earnings allocated to participating securities	(17)	(20)
Income from continuing operations available to common shareholders	14,386	12,653

Net (loss) income from discontinued operations	$—	$(932)
Preferred stock dividends	—	—
(Loss) income from discontinued operations available to common equity	—	(932)
Dividends and undistributed earnings allocated to participating securities	—	1
(Loss) income from discontinued operations available to common shareholders	—	(931)

Basic weighted-average shares outstanding	37,766	37,330
Stock options and other stock compensation	827	429
Diluted weighted-average shares outstanding	38,593	37,759
Antidilutive stock options	—	893

Earnings per share attributable to continuing operations:
Basic	$0.38	$0.34
Diluted	$0.37	$0.34

(Loss) earnings per share attributable to discontinued operations:
Basic	$—	$(0.03)
Diluted	$—	$(0.03)
Note 10—Income Taxes
The Company's effective tax rate for the first quarter of 2017 was 10.9%, which differs from the U.S. federal statutory rate of 35% primarily due to a significant tax benefit of approximately 16.9% related to certain share-based payments related to the adoption of ASU 2016-09 as well as increased profitability in more favorable tax jurisdictions and benefits associated with U.S. tax credits for research and development and the manufacturing deduction. The company's effective tax rate for the first quarter of 2016 was 48.7%, inclusive of 14.0% associated with exit taxes related to the European reorganization. The 48.7% rate for the first quarter of 2016 differs from the U.S. federal statutory rate of 35% primarily due to the exit taxes discussed above, partially offset by increased profitability in more favorable tax jurisdictions and benefits associated with U.S. tax credits for research and development and the manufacturing deduction.
At March 31, 2017, the Company had a gross liability for unrecognized tax benefits of $14.6 million. The Company has recognized tax benefits associated with these liabilities of $6.3 million at March 31, 2017. The gross liability includes amounts associated with prior period foreign tax exposure.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest related to uncertain tax positions was $1.5 million at March 31, 2017.

In October 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other than Inventory. This ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We have early adopted this ASU on January 1, 2017 using the modified retrospective approach which resulted in a $5.9 million cumulative-effect adjustment directly to retained earnings for any previously deferred income tax effects.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which we have adopted effective January 1, 2017. From an income tax perspective, this ASU requires that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of additional paid-in-capital. We expect this to create volatility in the effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The adoption of this standard resulted in a $2.8 million tax benefit during the first quarter of 2017.
Please refer to Note 2 to the unaudited condensed consolidated financial statements of this Form 10-Q for additional information regarding the two standards adopted.
Note 11—Stock Plans
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
Stock compensation expense is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Stock compensation expense	$6,325	$5,498
Income tax benefit	2,386	2,132
Stock compensation expense, net of income tax benefit	$3,939	$3,366
A summary of stock option activity for the three months ended March 31, 2017 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	1,576,092	$37.63
Exercised	(175,953)	35.61
Outstanding at March 31, 2017	1,400,139	37.89
Exercisable at March 31, 2017	1,032,135	$34.94
Restricted stock and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock and unit activity for the three months ended March 31, 2017 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	234,592	$49.76
Granted	37,048	72.25
Vested	(58,503)	51.18
Forfeited	(1,166)	48.87
Unvested at March 31, 2017	211,971	$53.82

Performance stock units have a market condition modifier and are valued on the grant date using a Monte Carlo valuation model to determine fair value. The final number of shares to be issued for performance stock units granted in the first quarter of 2017 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period. The following weighted average assumptions were used in the Monte Carlo model for units granted in the first quarter of 2017 with a market condition modifier.

Fair value per unit	$72.28
Risk-free interest rate	1.45%
Expected dividend yield	2.31%
Expected volatility	29.1%
MSA stock beta	1.272
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
A summary of performance stock unit activity for the three months ended March 31, 2017 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	186,621	$46.18
Granted	92,580	72.28
Performance adjustments	28,215	57.42
Vested	(70,403)	57.27
Unvested at March 31, 2017	237,013	$54.42
The performance adjustments above relate to the final number of shares issued for the 2014 Management Performance Units, which were 189.2% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2017.
Note 12—Long-Term Debt

(In thousands)	March 31, 2017	December 31, 2016
2006 Senior Notes payable through 2021, 5.41%, net of debt issuance costs	$33,333	$33,333
2010 Senior Notes payable through 2021, 4.00%, net of debt issuance costs	100,000	100,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	68,831	67,713
Senior revolving credit facility maturing in 2020, net of debt issuance costs	93,070	189,456
Total	295,234	390,502
Amounts due within one year, net of debt issuance costs	26,666	26,666
Long-term debt, net of debt issuance costs	$268,568	$363,836
Under the 2015 Amended and Restated Credit Agreement associated with our senior revolving credit facility, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) the Prime Rate, (ii) the Federal Funds Open Rate plus one half of one percent (0.5%) or (iii) the Daily Libor Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 2.18% as of March 31, 2017. At March 31, 2017, $473.6 million of the existing $575.0 million senior revolving credit facility was unused including letters of credit.
On January 22, 2016, the Company entered into a multi-currency note purchase and private shelf agreement, pursuant to which MSA issued notes in an aggregate original principal amount of £54.9 million (approximately $68.8 million at March 31, 2017). The notes are repayable in annual installments of £6.1 million (approximately $7.7 million at March 31, 2017), commencing January 22, 2023, with a final payment of any remaining amount outstanding on January 22, 2031. The interest rate on these notes is fixed at 3.4%. The note purchase agreement requires MSA to comply with specified financial covenants including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.25 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the note purchase agreement contains negative covenants limiting the ability of MSA and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of MSA's or its subsidiaries' business.
The revolving credit facilities and note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facilities and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at March 31, 2017.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2017 totaling $12.3 million, of which $6.9 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at March 31, 2017. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2017, the Company has $0.8 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the three months ended March 31, 2017 are as follows:

(In thousands)	Goodwill
Balance at January 1, 2017	$333,276
Currency translation	2,021
Balance at March 31, 2017	$335,297
At March 31, 2017, the Company had goodwill of $198.8 million and $136.5 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization during the three months ended March 31, 2017 are as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2017	$77,015
Amortization expense	(1,968)
Currency translation	716
Balance at March 31, 2017	$75,763
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
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management, based, in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the relief from royalty method for the technology related intangible assets and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on pre-acquisition forecasts coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives, which are ten and five years for the technology and customer-related intangibles, respectively. Estimated future amortization expense related to identifiable intangible assets is approximately $0.5 million for the remaining portion of 2017 and $0.7 million each year from 2018 through 2021.
Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Senscient with our operations. Goodwill of $10.5 million related to the Senscient acquisition is included in the International operating segment and is deductible for tax purposes.
Our results for the three months ended March 31, 2017, include transaction and integration costs of $0.3 million related to the Senscient acquisition. These costs are all reported in selling, general and administrative expenses.
The operating results of Senscient have been included in our consolidated financial statements from the acquisition date.
The following unaudited pro forma information presents our combined results as if the Senscient acquisition had occurred at the beginning of 2016. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between MSA and Senscient during the periods presented that are required to be eliminated. Intercompany transactions between Senscient companies during the periods presented have been eliminated in the unaudited pro forma condensed combined financial information. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined companies may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma financial information (Unaudited)

Three Months Ended March 31,
(In millions, except per share amounts)	2016
Net sales	$279.5
Income from continuing operations	11.7
Basic earnings per share from continuing operations	0.31
Diluted earnings per share from continuing operations	0.31
The unaudited pro forma condensed combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of the date and for the period presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition. In addition, the unaudited proforma condensed combined financial information is not intended to project the future financial position or results of operations of the combined company.
Note 15—Pensions and Other Post-retirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits			Other Benefits
(In thousands)	2017		2016	2017	2016
Three Months Ended March 31,
Service cost	$2,721		$2,634	$106	$106
Interest cost	4,572		4,702	237	237
Expected return on plan assets	(8,738)		(8,682)	—	—
Amortization of prior service cost	(4)		15	(105)	(105)
Recognized net actuarial losses	3,184		3,009	17	17
Settlements	34		20	—	—
Net periodic benefit cost, excluding below	1,769		1,698	255	255
Special termination charge	11,384	(a)	—	—	—
Net periodic benefit cost	13,153		1,698	255	255
(a) Represents the charge for special termination benefits related to the VRIP which were paid from our over funded North America pension plan and recorded as restructuring charges on the condensed consolidated statement of income. See further details in Note 4.
We made contributions of $1.5 million and $1.6 million to our pension plans during the three months ended March 31, 2017 and 2016, respectively. We expect to make total contributions of approximately $5.9 million to our pension plans in 2017 which are primarily associated with our International segment.

Note 16—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses in the condensed consolidated statement of income. The notional amount of open forward contracts was $83.8 million and $75.3 million at March 31, 2017 and December 31, 2016, respectively.
The following table presents the balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$707	$258
Foreign exchange contracts: other current assets	401	566
The following table presents the statement of income location and impact of derivative financial instruments:

		(Gain) Loss Recognized in Income
		Three Months Ended March 31,
(In thousands)	Statement of Income Location	2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange gains	$(2,410)	$(1,319)
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
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $202.3 million and $218.9 million at March 31, 2017 and 2016, respectively. The fair value of this debt was $224.6 million and $236.4 million at March 31, 2017 and 2016, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating like rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.

Note 18—Contingencies
Product Liability
The Company categorizes the product liability claims of its subsidiary MSA LLC into two main categories: single incident and cumulative trauma.
Single incident claims. Single incident product liability claims involve incidents of short duration that are typically known to us when they occur and involve observable injuries, which provide an objective basis for quantifying damages. MSA LLC works with an outside valuation consultant to review its single incident product liability exposure on an annual basis, or more frequently if changing circumstances or developments in existing cases make an interim review appropriate. The review process takes into account the number and composition of pending claims, expected settlement costs for reported claims, and an estimate of costs for unreported claims (claims incurred but not reported or "IBNR"). The estimate for IBNR claims is based on experience, sales volumes, and other relevant information. Adjustments are made to the reserve as appropriate. The reserve for single incident product liability claims, which includes reported and IBNR claims, was $3.4 million at both March 31, 2017 and December 31, 2016. Single incident product liability expense was insignificant during both the three months ended March 31, 2017 and 2016.
Cumulative trauma claims. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. MSA LLC is presently named as a defendant in 1,572 lawsuits comprised of 2,797 claims. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. Although there is year over year variability in the number and quality of claims defended and resolved, MSA LLC’s aggregate spend for cumulative trauma product liability claims (inclusive of settlements and defense costs) for the three years ended December 31, 2016, totaled approximately $150.9 million, substantially all of which was recorded as insurance receivables or notes receivable, insurance companies because the amounts are believed to be recoverable under insurance.
A summary of cumulative trauma product liability lawsuit and pending claims activity follows:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Open lawsuits, beginning of period	1,794	1,988
New lawsuits	97	379
Settled and dismissed lawsuits	(319)	(573)
Open lawsuits, end of period	1,572	1,794

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Pending claims, beginning of period	3,023	3,779
New claims	120	843
Settled and dismissed claims	(346)	(1,599)
Pending claims, end of period	2,797	3,023

More than half of the open lawsuits at March 31, 2017 have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any point due to changes in circumstances.
Management works with an outside valuation consultant and outside legal counsel to review its cumulative trauma product liability exposure on an annual basis, or more frequently if changing circumstances or developments in existing cases make an interim review appropriate. The review process takes into account the number and composition of pending claims, outcomes of matters resolved during current and prior periods, and variances associated with different plaintiffs’ counsel and venues as well as other information known about the current docket.
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
Total cumulative trauma product liability reserve, including the estimated reserve for reported claims and settlements that have not yet been paid totaled $9.2 million and $11.1 million at March 31, 2017 and December 31, 2016, respectively. This reserve is recorded in the insurance and product liability line within other current liabilities section of the Condensed Consolidated Balance Sheet. To arrive at the estimated reserve, it was necessary to employ significant assumptions. In addition, the reserve does not include amounts which will be spent to defend the claims covered by the reserve. These costs are recognized as incurred.
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
On February 26, 2016, a Kentucky state court jury in the James Couch claim rendered a verdict against MSA LLC of $7.2 million dollars (comprised of $3.2 million of an apportioned share of compensatory damages and $4.0 million in punitive damages). The Couch claim is a cumulative trauma product liability lawsuit involving exposure to coal dust. Management believes that the verdict against MSA LLC is inconsistent with Kentucky law and many issues have been raised on appeal, including the statute of limitations, failure to meet the standard of causation and the appropriate application of punitive damages. The Company and its outside legal counsel have concluded that, based on their assessment of the appellate issues, a reversal of the adverse judgment is reasonably possible and, consequently, a loss contingency is not probable at this time and is not included in the $9.2 million product liability reserve as of March 31, 2017. In the future, if the Company determines that losses with respect to this matter are probable, MSA LLC, consistent with its existing practices, will record an accrual and provide appropriate disclosures as required by ASC 450-20-50, Contingencies. In the event that MSA LLC’s appeal of the adverse verdict is unsuccessful or not fully successful, the loss could total the full amount of the verdict, plus additional amounts for post-judgment interest. If so, the $3.2 million compensatory portion of the verdict (and associated interest) would be added to the product liability reserve and the insurance receivable, to the extent insurance is available. The $4.0 million punitive portion of the verdict (and associated interest) would be expensed because we do not have insurance to cover punitive damages in this case.
Insurance Receivable and Notes Receivable, Insurance Companies
MSA LLC purchased insurance policies for the policy years from 1952-1986 from over 20 different insurance carriers that, subject to some common contract exclusions, provide coverage for cumulative trauma product liability losses and, in many instances, related defense costs (the "Occurrence-Based Policies"). After 1986, MSA LLC’s insurance policies have significant per claim retentions. Based on this, the Company does not expect to be materially reimbursed for any claims alleging exposures that occurred entirely after this date.
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
Insurance receivables at March 31, 2017 totaled $58.5 million, of which, $2.0 million is reported in prepaid expenses and other current assets and $56.5 million is reported in insurance receivable and other non-current assets. Insurance receivables at December 31, 2016 totaled $159.9 million, of which $2.0 million is reported in prepaid expenses and other current assets and $157.9 million is reported in insurance receivable and other non-current assets.
A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Balance beginning of period	$159.9	$229.5
Additions	1.7	29.2
Collections and settlements converted to notes receivable	(103.1)	(98.8)
Balance end of period	$58.5	$159.9
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
Notes receivable from insurance companies at March 31, 2017 totaled $83.1 million, of which $19.7 million is reported in Notes receivable, insurance companies, current and $63.4 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2016 totaled $67.3 million, of which $4.2 million is reported in Notes receivable, insurance companies, current and $63.1 million is reported in Notes receivable, insurance companies, noncurrent.
A summary of notes receivable balances from insurance companies is as follows:

(In millions)	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Balance beginning of period	$67.3	$8.7
Additions	19.8	95.6
Collections	(4.0)	(37.0)
Balance end of period	$83.1	$67.3

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
Uninsured cumulative trauma product liability losses were $0.2 million for the three months ended March 31, 2017 and insignificant for three months ended March 31, 2016.
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
On October 6, 2016, a Pennsylvania state court jury found that North River breached the three contracts at issue in the case, and that North River also violated common law standards of bad faith in handling MSA LLC's clams. As a result of the jury's findings, the court entered a verdict in favor of MSA LLC and against North River for $10.9 million, the full amount of the contractual damages at issue in the case. The $10.9 million, which is comprised of previously recorded payments to settle product liability claims and related defense costs, is part of MSA LLC's insurance receivable. In addition to the claims decided by the jury, MSA LLC also presented a claim under Pennsylvania's bad faith statue, which is decided by the court. Following the jury verdict, the court also issued a verdict finding that North River had acted in bad faith. In December 2016 and January 2017, the Pennsylvania state court heard evidence regarding the extent of damages awardable as a result of the statutory bad faith claim. In an order dated February 9, 2017, the Court of Common Pleas of Allegheny County awarded MSA LLC an additional $46.9 million in damages related to this statutory bad faith claim. The $46.9 million award was comprised of $30.0 million in punitive damages, $11.8 million in attorneys' fees, and $5.1 million in pre-judgment interest, each of which is authorized by a Pennsylvania statute covering bad faith claims handling matters. In April 2017, the court denied North River’s motions for post-trial relief.

In the first quarter, MSA LLC received payments of approximately $80.9 million (the "Payment") pursuant to insurance policies issued by North River. The Payment reflects amounts previously invoiced to North River for reimbursement on cumulative trauma product liability claims and therefore was recorded as a reduction from the insurance receivable. North River has reserved its rights to recover from MSA LLC any portion of the Payment that may later be judicially determined is not owed MSA LLC under the relevant policies. The Payment does not constitute a full and final settlement from North River regarding its coverage obligations owed to MSA LLC. MSA LLC continues to seek additional amounts due from North River, including those amounts relating to the awards referenced above, which were not part of the Payment.
In July 2010, MSA LLC (as Mine Safety Appliances Company) filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief from the majority of its excess insurance carriers concerning the future rights and obligations of MSA LLC and its excess insurance carriers under various insurance policies. The reason for this insurance coverage action is to secure a comprehensive resolution of MSA LLC's rights under the insurance policies issued by the insurers. Due to the settlements referenced below, and by mutual agreement of the remaining, unsettled parties, the trial previously set for April 24, 2017 did not occur. In the second and third quarters of 2017, the remaining unsettled parties, including North River, will ask the court to decide outstanding disputed legal issues.

During April 2017, MSA LLC resolved through negotiated settlements its coverage litigation with Travelers Insurance Company ("Travelers") and Wausau Indemnity Company ("Wausau").  Travelers and Wausau have agreed to make cash payments in 2018; those amounts will be recorded as a transfer from the insurance receivable balance to the note receivable, insurance companies (current) in the second quarter of 2017. Travelers also has agreed to pay a percentage of future cumulative trauma product liability settlements as incurred on a claim-by-claim basis.  As part of both settlements, MSA LLC dismissed all claims against Travelers and Wausau in the above-referenced coverage litigation in the Superior Court of the State of Delaware.
Through negotiated settlements, MSA LLC has reached resolution with many of its insurance carriers regarding its Occurrence-Based Policies. Assuming satisfactory resolution, once disputes are resolved with each of the three remaining carriers, including North River, MSA LLC anticipates having commitments to provide future payment streams which should be sufficient to satisfy its presently recorded insurance receivables due from insurance carriers.
Even if insurance coverage litigation is generally successful, we have determined that at some point in the next 18 months, MSA LLC will become largely self-insured for costs associated with cumulative trauma product liability claims. The exact point when this transition will happen is difficult to predict and subject to a number of variables, including the pace at which future cumulative trauma product liability costs are incurred and the results of litigation and negotiations with insurance carriers. After it becomes largely self-insured, MSA LLC expects to still obtain some limited insurance reimbursement from negotiated coverage-in-place agreements (although that coverage may not be immediately triggered or accessible) or from other sources of coverage.  The precise amount of insurance reimbursement available at that time cannot be determined with specificity at this time.

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
Summarized financial information for discontinued operations is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Discontinued Operations
Net sales	$—	$5,261
Other loss, net	—	(288)
Cost and expenses:
Cost of products sold	—	4,819
Selling, general and administrative	—	937
Currency exchange losses, net	—	18
Loss from discontinued operations before income taxes	—	(801)
Provision for income taxes	—	328
Loss from discontinued operations, net of tax	$—	$(1,129)
Certain balance sheet items that are related to the Company's South African personal protective equipment distribution business and its Zambian operations are reported as discontinued operations. These items are reported in the following consolidated balance sheet lines:

(In thousands)	March 31, 2017	December 31, 2016
Discontinued Operations assets and liabilities
Total assets	$—	$—
Accrued and other liabilities	686	686
Total liabilities	686	686
Net assets	$(686)	$(686)
The following summary provides financial information for discontinued operations related to the net (income) loss attributable to noncontrolling interests:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net (income) loss attributable to noncontrolling interests
Income from continuing operations	$(277)	$(519)
Loss from discontinued operations	—	197
Net income	$(277)	$(322)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
BUSINESS OVERVIEW
We are a global leader in the development, manufacture and supply of products that protect people and facility infrastructures. Our safety products typically integrate any combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive lines of safety products are used by workers around the world in a broad range of markets including the oil, gas, and petrochemical, fire service, construction, utilities, and mining industries, as well as the military. We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of safety solutions for customers in key global markets.
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
Americas. Our largest manufacturing and research and development facilities are located in the United States. We serve our markets across the Americas with sales and distribution functions in the U.S., Mexico, Brazil, and Canada.
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
PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products, which have leading market positions and a competitive advantage. Core products include fixed gas and flame detection systems, breathing apparatus where SCBA is the principal product, portable gas detection instruments, industrial head protection products, fire and rescue helmets and fall protection devices. These products receive the highest levels of investment and resources as they typically realize a higher gross profit margin and provide higher levels of return on investment than non-core products. Core products comprised approximately 84% and 83% of sales for the three months ended March 31, 2017 and 2016, respectively.
MSA maintains a portfolio of non-core products, which include both adjacent and peripheral offerings. Adjacent products reinforce and extend the core, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and have their roots within the core product value chain. Key adjacent products include respirators, eye and face protection, thermal imaging cameras, and gas masks. Gas masks and ballistic helmet sales are the primary purchases from our military customers and were approximately $10.4 million and $13.5 million globally during the three months ended March 31, 2017 and 2016, respectively. Peripheral products are primarily sold to the mining industry and reflect a small portion of consolidated sales.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in the MSA's Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net Sales from continuing operations. Net sales for the three months ended March 31, 2017 were $265.8 million, a decrease of $13.5 million, or 5%, compared to $279.3 million for the three months ended March 31, 2016. Please refer to the Net Sales from Continuing Operations table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2017	2016
Consolidated Continuing Operations	$265.8	$279.3	$(13.5)	(5)%
Americas	166.6	167.4	(0.8)	—%
International	99.2	111.9	(12.7)	(11)%

Net Sales from Continuing Operations	Three Months Ended March 31, 2017 versus March 31, 2016
(Percent Change)	Americas	International	Consolidated Continuing Operations
GAAP reported sales change	(0.5)%	(11.4)%	(4.8)%
Currency translation effects	(0.4)%	2.5%	0.7%
Constant currency sales change	(0.9)%	(8.9)%	(4.1)%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by removing the percentage impact of currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $166.6 million in the first quarter of 2017, a decrease of $0.8 million, compared to $167.4 million in the first quarter of 2016. During the quarter, constant currency sales in the Americas segment decreased 0.9% compared to the prior year period on a lower level of shipments of self-contained breathing apparatus ("SCBA") as the first quarter of 2016 benefited from a remaining backlog from 2015. This decrease was mostly offset by growth in industrial head protection and portable gas instruments on improving conditions in industrial markets.
Net sales for the International segment were $99.2 million in the first quarter of 2017, a decrease of $12.7 million, or 11%, compared to $111.9 million for the first quarter of 2016. Constant currency sales in the International segment decreased 8.9% during the first quarter, primarily due to a lower volume of military helmet and fall protection sales in Europe and less breathing apparatus sales across the segment, particularly in Asia.
Gross profit. Gross profit for the first quarter of 2017 was $119.7 million, an decrease of $1.0 million, or 1%, compared to $120.7 million for the first quarter of 2016. The ratio of gross profit to net sales was 45.0% in the first quarter of 2017 compared to 43.2% in the same quarter last year. The higher gross profit ratio during the current quarter is attributable to improved margins across substantially all of our core products, particularly the G1 SCBA, associated with our value engineering initiatives and to a lesser degree, a more favorable product mix due to an increase in portable instruments and industrial head protection sales.
Selling, general and administrative expenses. Selling, general and administrative expenses were $76.0 million during the first quarter of 2017, a decrease of $3.2 million or 4%, compared to $79.2 million in the first quarter of 2016 as we continue to realize benefits from our global cost reduction program. Selling, general and administrative expenses were 28.6% of net sales in the first quarter of 2017, compared to 28.4% of net sales in the first quarter of 2016.
Research and development expense. Research and development expense was $11.0 million during the first quarter of 2017, an increase of $0.6 million, or 6%, compared to $10.4 million during the first quarter of 2016. Research and development expense was 4.1% of net sales in the first quarter of 2017, compared to 3.7% of net sales in the first quarter of 2016. We expect research and development expense to range from 4.0% to 4.5% of sales for the full year ending December 31, 2017 as we continue to develop new products for global safety markets, such as our new integrated thermal imaging camera ("iTIC") which was launched in late February 2017.
Restructuring, net of adjustments. During the first quarter of 2017, the Company recorded restructuring charges of $12.7 million, primarily related to the voluntary retirement incentive package described below.

In September 2016, certain employees in the Americas segment were offered a voluntary retirement incentive package (“VRIP”). The election window for participation closed on October 17, 2016. The employees were required to render service through January 31, 2017 to receive the VRIP and had until February 6, 2017 to revoke their election. None of the 83 employees who accepted the VRIP revoked their election to retire under the terms of the plan. Non-cash special termination benefit expense of $11.4 million was incurred in the first quarter of 2017 related to these elections. All benefits were paid from our over funded North America pension plan.
During the first quarter of 2016, the Company recorded restructuring, net of adjustments, of $0.5 million, primarily related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Europe and Latin America.
Currency exchange. Currency exchange losses were $0.6 million in the first quarter of 2017, compared to $2.0 million in the first quarter of 2016. Currency exchange losses in the first quarter of 2017 were related to management of foreign currency exposure on unsettled inter-company balances. Refer to Note 16 to the unaudited Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the first quarter of 2017 was $19.4 million, a decrease of $9.3 million, or 32%, compared to $28.7 million in the same period last year. The reduction in operating income was primarily driven by restructuring charges associated with the voluntary retirement incentive package and was partially offset by improvements in gross margins discussed above and lower selling, general, and administrative expenses resulting from our cost reduction programs.
Adjusted operating income. Americas adjusted operating income for the first quarter of 2017 was $38.1 million, an increase of $6.8 million, or 22%, compared to $31.3 million in the first quarter of 2016. We continued to see strength in gross margins during the first quarter from improvements in margins across substantially all of our core products, particularly the G1 SCBA, associated with our value engineering efforts and to a lesser degree, a favorable product mix related to higher sales of portable instruments and industrial head protection. Lower selling, general, and administrative costs also contributed to operating income results through effective cost management.
International adjusted operating income for the first quarter of 2017 was $6.6 million, a decrease of $1.8 million, or 21%, compared to $8.4 million in the prior year quarter. The decrease in adjusted operating income is primarily attributable to lower sales volumes.
Corporate segment adjusted operating loss for the first quarter of 2017 was $12.0 million, an increase of $3.4 million, or 40%, compared to an adjusted operating loss of $8.6 million in the first quarter of 2016, reflecting higher insurance, stock compensation and legal expense.
The following table represents a reconciliation from GAAP operating income to adjusted operating income. Adjusted operating margin % is calculated as adjusted operating income divided by net sales.

Adjusted operating income	Three Months Ended March 31, 2017
(In millions)	Americas	International	Corporate	Consolidated Continuing Operations
Net sales	$166,568	$99,197	$—	$265,765
GAAP operating income				19,422
Restructuring and other charges				12,739
Currency exchange losses, net				580
Adjusted operating income	38,106	6,644	(12,009)	32,741
Adjusted operating margin %	22.9%	6.7%
Note: Adjusted operating income is a non-GAAP financial measure used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income is reconciled above to the nearest GAAP financial measure, Operating income.
Total other expense, net. Other expense for the first quarter of 2017 was $2.9 million, compared to $3.0 million for the same period in 2016.
Income taxes. The reported effective tax rate for the first quarter of 2017 was 10.9%, which included 16.9% of a tax benefit for certain share-based payments related to the adoption of ASU 2016-09 as discussed below. The reported effective tax rate for the first quarter of 2016 was 48.7%, which included 14% of a tax provision associated with exit taxes related to our European reorganization. The remaining effective tax rate decrease was primarily due to increased profitability in more favorable tax jurisdictions.
MSA finalized its European reorganization during 2016. The reorganization was designed to drive optimal performance by aligning certain strategic planning and decision making into a single location enabled by a common IT platform. During the first quarter of 2017, the Company incurred no charges associated with exit taxes related to our European reorganization, compared to $3.6 million for the first quarter of 2016.
In October 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other than Inventory. This ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We have early adopted this ASU on January 1, 2017 using the modified retrospective approach which resulted in a $5.9 million cumulative-effect adjustment directly to retained earnings for any previously deferred income tax effects.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which we have adopted effective January 1, 2017. From an income tax perspective, this ASU requires that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of additional paid-in-capital. We expect this to create volatility in the effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The adoption of this standard resulted in a $2.8 million tax benefit during the first quarter of 2017.
Please refer to Note 2 to the unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information regarding the two standards adopted.
Net income from continuing operations attributable to MSA Safety Incorporated. Net income from continuing operations was $14.4 million for the first quarter of 2017, or $0.37 per diluted share, an increase of $1.7 million, or 13%, compared to $12.7 million, or $0.34 per diluted share, for the same period last year.
Net (loss) income from discontinued operations attributable to MSA Safety Incorporated. Net loss from discontinued operations was $0.9 million for the first quarter of 2016, or $0.03 per diluted share. There was no discontinued operations activity for the first quarter of 2017. Please refer to Note 19 to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.
Non-GAAP Financial Information
We may provide information regarding adjusted operating income, which is not a recognized term under U.S. GAAP and does not purport to be alternatives to operating income or net income as a measure of operating performance. We believe that the use of this non-GAAP financial measure provides investors with additional useful information and provide a more complete understanding of the underlying results. Because not all companies use identical calculations, this presentation may not be comparable to similarly titled measures from other companies. For more information about this non-GAAP measure and a reconciliation to the nearest GAAP measure, please refer to the reconciliations referenced above in Management's Discussion & Analysis section and in Note 8 to the unaudited condensed consolidated financial statements of this Form 10-Q.
We may also provide financial information on a constant currency basis, which is a non-GAAP financial measure. These references to a constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates, which are outside of management's control. To provide information on a constant currency basis, the applicable financial results are adjusted by translating current and prior period results in local currency to a fixed foreign exchange rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under U.S. GAAP, and it is not intended as an alternative to U.S. GAAP measures.
LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, acquisitions and dividend payments. Approximately 68% of our long-term debt is at fixed interest rates with repayment schedules through 2031. The remainder of our long-term debt is at variable rates, primarily on our unsecured revolving credit facility that is due in 2020. At March 31, 2017, approximately 74% of our borrowings are denominated in US dollars, which limits our exposure to currency exchange rate fluctuations.

At March 31, 2017, we had cash and cash equivalents totaling $104.4 million, of which $101.4 million was held by our foreign subsidiaries. Cash and cash equivalents are held by our foreign subsidiaries whose earnings are considered indefinitely reinvested at March 31, 2017. These funds could be subject to additional income taxes if repatriated. It is not practicable to determine the potential income tax liability that we would incur if these funds were repatriated to the U.S. because the time and manner of repatriation is uncertain. We believe that domestic cash and cash equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period’s foreign earnings, and availability of our domestic line of credit continue to be sufficient to fund our domestic liquidity requirements.
Cash and cash equivalents decreased $9.3 million during the three months ended March 31, 2017, compared to increasing $6.0 million during the same period in 2016. The decrease in cash primarily relates to net payments on long-term debt of approximately $96.6 million partially offset by an increase in insurance receivable collections net of product liability settlements of $85.0 million and improved working capital management.
The Company currently has access to approximately $573.6 million of capital at March 31, 2017. Refer to Note 12 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Operating activities. Operating activities provided cash of $96.4 million during the first quarter of 2017, compared to using $11.0 million during the same period in 2016. The increase in operating cash flows during the period was attributable to higher insurance receivable collections, improved working capital management and higher net income, driven by improved gross profit, SG&A cost management and lower taxes. We collected $85.0 million from insurance companies, net of product liability settlements paid, in the first quarter of 2017 while we paid settlements, net of collections from insurance companies, of $19.7 million in the first quarter of 2016.
Investing activities. Investing activities used cash of $1.3 million during the three months ended March 31, 2017, compared to providing $9.9 million in the same period last year. The sale of our South African personal protective equipment distribution business and its Zambian operations drove cash inflows from investing activities in the first quarter of 2016. Refer to Note 19 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Financing activities. Financing activities used cash of $106.0 million during the three months ended March 31, 2017, compared to providing $3.3 million during the same period in 2016. During the three months ended March 31, 2017, we used our insurance receivables proceeds to make net payments on long-term debt of approximately $96.6 million. This compared to net borrowings of $13.5 million during the same period in 2016. We paid cash dividends of $12.5 million during the three months ended March 31, 2017 compared to $11.9 million in the same period last year.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at March 31, 2017 resulted in a translation gain of $11.4 million being recorded to the cumulative translation adjustments shareholders' equity account during the three months ended March 31, 2017, compared to a gain of $13.6 million during the same period in 2016. The translation gain during the first quarter of 2017 was primarily related to the strengthening of the euro, British pound, and Mexican peso relative to the U.S. dollar. The translation gain during the first three months of 2016 was primarily related to the strengthening of the euro and Brazilian real against the U.S. dollar.
COMMITMENTS AND CONTINGENCIES
We made contributions of $1.5 million to our pension plans during the three months ended March 31, 2017. We expect to make total contributions of approximately $5.9 million to our pension plans in 2017 which are primarily associated with our International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2017 totaling $12.3 million, of which $6.9 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at March 31, 2017. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2017, the Company has $0.8 million of restricted cash in support of these arrangements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $12.0 million and $1.6 million, respectively, for the three months ended March 31, 2017.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2017, we had open foreign currency forward contracts with a U.S. dollar notional value of $83.8 million. A hypothetical 10% increase in March 31, 2017 forward exchange rates would result in a $8.4 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments, these financial instruments are reported at carrying values that approximate fair values.
At March 31, 2017, we had $202.3 million of fixed rate debt which matures at various dates through 2031. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $14.2 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At March 31, 2017, we had $94.5 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could impact our future earnings under our current capital structure.

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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) is presently named as a defendant in 1,572 cumulative trauma lawsuits comprised of 2,797 claims. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. Although we have reserved against the portion of claims outstanding, the reserve does not take into account all the currently pending coal dust claims against MSA LLC or any incurred but not reported (“IBNR”) claims, which losses could have a materially adverse effect on our business, operating results, financial condition and liquidity. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities with respect to claims included within the existing reserve or related to claims not included in the reserve. We will adjust the reserve for our liability relating to cumulative trauma claims from time to time based on the maturation of claims, developing facts and circumstances, and if actual experience is worse than previously projected. These adjustments may reflect changes in estimates for claims currently covered by the reserve, as well as estimated liabilities for claims not presently covered by the reserve and IBNR claims, in the event we become able to reasonably assess the probability and estimate the magnitude of potential losses. These adjustments may be material and could increase the year over year variability of our financial results.
In the normal course of business, MSA LLC, makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $58.5 million at March 31, 2017. As described in greater detail in Note 18 of the Condensed Consolidated Financial Statements, MSA LLC is currently involved in insurance coverage litigation regarding the rights and obligations under numerous insurance policies, and for the payment of amounts recorded as insurance receivables. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of coverage litigation, the outcome of negotiations with insurers, and the extent to which insurers may become insolvent in the future. Failure to recover amounts due from MSA LLC’s insurance carriers would result in it being unable to recover amounts already paid to resolve claims (and recorded as insurance receivables) and could have a materially adverse effect on our business, consolidated operating results, financial condition and liquidity.
Even if insurance coverage litigation is generally successful, we have determined that at some point in the next 18 months, MSA LLC will become largely self-insured for costs associated with cumulative trauma product liability claims and most of the related costs will be expensed without the expectation such costs will be covered by insurance reimbursement. The exact point when this transition will happen is difficult to predict and subject to a number of variables, including the pace at which future cumulative trauma product liability costs are incurred and the results of litigation and negotiations with insurance carriers. After it becomes largely self-insured, MSA LLC expects to still obtain some limited insurance reimbursement from negotiated coverage-in-place agreements (although that coverage may not be immediately triggered or accessible) or from other sources of coverage.  However, the precise amount of insurance reimbursement that may be available cannot be determined with specificity at this time.
MSA LLC may experience an increase in newly filed claims or more aggressive settlement demands from plaintiffs at any time, which could accelerate the point at which MSA LLC becomes self-insured. We expect that once we become largely self-insured for cumulative trauma claims, we could experience greater year over year variability in our consolidated financial results.
On February 26, 2016, a Kentucky state court jury in the James Couch claim rendered a verdict against MSA LLC (the "Couch verdict") of $7.2 million dollars (comprised of $3.2 million of an apportioned share of compensatory damages and $4.0 million in punitive damages). The Couch claim is a cumulative trauma product liability lawsuit involving exposure to coal dust. MSA LLC is appealing the Couch verdict. MSA LLC experienced an increase in coal dust related claims filed in 2016. Such claims could result in increased product liability expense in the future, and the impact of such an increase in claims to our results of operations may be worsened to the extent MSA LLC is self-insured. Please refer to Note 18 of the Condensed Consolidated Financial Statements for further details on the Couch verdict.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2017	—	$—	—	1,301,982
February 1 - 28, 2017	—	—	—	1,285,764
March 1 - 31, 2017	8,931	68.72	—	1,314,138
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price.
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

MSA SAFETY INCORPORATED

April 28, 2017	/s/ Kenneth D. Krause
Kenneth D. Krause
Vice President, Chief Financial Officer and Treasurer Duly Authorized Officer and Principal Financial Officer