Form 10-Q
period 2017-06-30
MSA Safety Inc
filed 2017-08-07
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 28, 2017, 38,186,950 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net sales	$288,775	$295,998	$554,540	$575,266
Cost of products sold	155,170	160,143	301,213	318,706
Gross profit	133,605	135,855	253,327	256,560

Selling, general and administrative	73,943	75,716	149,926	154,911
Research and development	11,933	11,144	22,931	21,507
Restructuring charges (Note 4)	967	1,338	13,706	1,808
Currency exchange losses (gains), net	2,851	(242)	3,431	1,708
Other operating expense (Note 18)	29,610	—	29,610	—
Operating income	14,301	47,899	33,723	76,626

Interest expense	3,014	4,201	6,605	8,103
Other income, net	(425)	(775)	(1,080)	(1,663)
Total other expense, net	2,589	3,426	5,525	6,440

Income from continuing operations before income taxes	11,712	44,473	28,198	70,186
(Benefit) provision for income taxes (Note 10)	(902)	15,026	894	27,537

Income from continuing operations	12,614	29,447	27,304	42,649
Income from discontinued operations (Note 19)	—	2,484	—	1,355
Net income	12,614	31,931	27,304	44,004

Net income attributable to noncontrolling interests	(82)	(848)	(359)	(1,170)

Net income attributable to MSA Safety Incorporated	$12,532	$31,083	$26,945	$42,834

Amounts attributable to MSA Safety Incorporated common shareholders:
Income from continuing operations	$12,532	$29,306	$26,945	$41,989
Income from discontinued operations (Note 19)	—	1,777	—	845
Net income	$12,532	$31,083	$26,945	$42,834

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic
Income from continuing operations	$0.33	$0.78	$0.71	$1.12
Income from discontinued operations (Note 19)	$—	$0.05	$—	$0.02
Net income	$0.33	$0.83	$0.71	$1.14
Diluted
Income from continuing operations	$0.32	$0.77	$0.70	$1.11
Income from discontinued operations (Note 19)	$—	$0.05	$—	$0.02
Net income	$0.32	$0.82	$0.70	$1.13
Dividends per common share	$0.35	$0.33	$0.68	$0.65
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$12,614	$31,931	$27,304	$44,004
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 6)	14,123	(15,056)	24,867	(1,108)
Pension and post-retirement plan adjustments, net of tax (Note 6)	2,157	1,894	4,141	3,786
Reclassification from accumulated other comprehensive (loss) into earnings (Note 6)	—	2,022	—	4,125
Total other comprehensive income (loss), net of tax	16,280	(11,140)	29,008	6,803
Comprehensive income	28,894	20,791	56,312	50,807
Comprehensive loss (income) attributable to noncontrolling interests	755	(2,252)	1,104	(2,250)
Comprehensive income attributable to MSA Safety Incorporated	$29,649	$18,539	$57,416	$48,557
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands)	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$115,361	$113,759
Trade receivables, less allowance for doubtful accounts of $6,164 and $5,610	219,491	209,514
Inventories (Note 3)	130,613	103,066
Prepaid income taxes	18,076	16,378
Notes receivable, insurance companies (Note 18)	14,161	4,180
Prepaid expenses and other current assets	34,438	25,909
Total current assets	532,140	472,806

Property, plant and equipment, net (Note 5)	143,884	148,678
Prepaid pension cost	56,519	62,916
Deferred tax assets (Note 10)	36,343	23,240
Goodwill (Note 13)	341,925	333,276
Intangible assets (Note 13)	75,823	77,015
Notes receivable, insurance companies, noncurrent (Note 18)	63,833	63,147
Insurance receivable (Note 18) and other noncurrent assets	111,569	172,842
Total assets	$1,362,036	$1,353,920

Liabilities
Notes payable and current portion of long-term debt, net (Note 12)	$26,827	$26,666
Accounts payable	65,392	62,734
Employees’ compensation	31,389	39,880
Insurance and product liability (Note 18)	65,957	19,438
Income taxes payable (Note10)	8,576	3,889
Other current liabilities	65,201	68,803
Total current liabilities	263,342	221,410

Long-term debt, net (Note 12)	242,679	363,836
Pensions and other employee benefits	166,672	157,927
Deferred tax liabilities (Note 10)	36,176	34,044
Other noncurrent liabilities	51,571	15,491
Total liabilities	$760,440	$792,708
Commitments and contingencies (Note 18)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	3,569	3,569
Common stock, no par value (Note 7)	187,075	172,681
Treasury shares, at cost (Note 7)	(287,861)	(289,254)
Accumulated other comprehensive loss (Note 6)	(199,775)	(230,246)
Retained earnings	896,621	901,415
Total MSA Safety Incorporated shareholders' equity	599,629	558,165
Noncontrolling interests	1,967	3,047
Total shareholders’ equity	601,596	561,212
Total liabilities and shareholders’ equity	$1,362,036	$1,353,920

The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2017	2016
Operating Activities
Net income	$27,304	$44,004
Depreciation and amortization	17,736	17,732
Non-cash restructuring charges (Note 4)	11,384	—
Stock-based compensation (Note 11)	8,233	6,951
Pension expense (Note 15)	3,538	3,396
Deferred income tax benefit	(10,725)	(1,231)
Loss (gain) on asset dispositions, net	48	(2,713)
Pension contributions (Note 15)	(2,950)	(3,100)
Currency exchange losses, net	3,431	1,726
Other operating expense (Note 18)	29,610	—
Changes in:
Trade receivables	(3,710)	9,559
Inventories (Note 3)	(22,280)	(11,531)
Income taxes receivable, prepaid expenses and other current assets	22,473	(5,907)
Accounts payable and accrued liabilities	(7,591)	(33,678)
Other noncurrent assets and liabilities	69,781	(12,686)
Cash Flow From Operating Activities	146,282	12,522
Investing Activities
Capital expenditures	(6,127)	(10,595)
Property disposals and other investing (Note 19)	677	16,965
Cash Flow (Used in) From Investing Activities	(5,450)	6,370
Financing Activities
Proceeds from short-term debt, net	160	156
Proceeds from long-term debt (Note 12)	182,500	234,664
Payments on long-term debt (Note 12)	(307,300)	(238,196)
Restricted cash	389	1,433
Cash dividends paid	(25,824)	(24,284)
Distributions to noncontrolling interests	—	(759)
Company stock purchases	(4,784)	(1,644)
Exercise of stock options	12,057	4,387
Employee stock purchase plan	282	252
Excess tax benefit related to stock plans	—	(508)
Cash Flow (Used in) Financing Activities	(142,520)	(24,499)
Effect of exchange rate changes on cash and cash equivalents	3,290	2,831
Increase (decrease) in cash and cash equivalents	1,602	(2,776)
Beginning cash and cash equivalents	113,759	105,925
Ending cash and cash equivalents	$115,361	$103,149
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances March 31, 2016	$858,368	$(190,580)
Net income	31,931	—
Foreign currency translation adjustments	—	(15,056)
Pension and post-retirement plan adjustments, net of tax of $1,042	—	1,894
Income attributable to noncontrolling interests	(848)	(756)
Reclassification from accumulated other comprehensive (loss) into earnings	—	2,022
Common dividends	(12,338)	—
Preferred dividends	(10)	—
Balances June 30, 2016	877,103	(202,476)

Balances March 31, 2017	897,458	(216,892)
Net income	12,614	—
Foreign currency translation adjustments	—	14,123
Pension and post-retirement plan adjustments, net of tax of $935	—	2,157
(Income) loss attributable to noncontrolling interests	(82)	837
Common dividends	(13,359)	—
Preferred dividends	(10)	—
Balances June 30, 2017	$896,621	$(199,775)

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2015	858,553	$(208,199)
Net income	44,004	—
Foreign currency translation adjustments	—	(1,108)
Pension and post-retirement plan adjustments, net of tax of $2,086	—	3,786
Income attributable to noncontrolling interests	(1,170)	(1,080)
Reclassification from accumulated other comprehensive (loss) into earnings	—	4,125
Common dividends	(24,264)	—
Preferred dividends	(20)	—
Balances June 30, 2016	877,103	(202,476)

Balances December 31, 2016	901,415	(230,246)
Net income	27,304	—
Foreign currency translation adjustments	—	24,867
Pension and post-retirement plan adjustments, net of tax of $2,043	—	4,141
(Income) loss attributable to noncontrolling interests	(359)	1,463
Common dividends	(25,804)	—
Preferred dividends	(20)	—
Cumulative effect of the adoption of ASU 2016-16 (Note 2)	(5,915)	—
Balances June 30, 2017	$896,621	$(199,775)
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
Certain line items on the condensed consolidated balance sheet have been reclassified from the condensed consolidated balance sheet as reported in our August 3, 2017 earnings release furnished on Form 8-K.
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
Note 2— Recently Adopted and Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue with Contracts from Customers. This ASU establishes a single revenue recognition model for all contracts with customers based on recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, eliminates industry specific requirements, and expands disclosure requirements. This ASU is required to be adopted beginning January 1, 2018. Our revenue streams include agreements with distributors, agreements with end users and agreements with governmental entities. The Company continues to evaluate the impact that the adoption of this ASU will have on the consolidated financial statements, including the timing of revenue recognition associated with certain customized products. We have conducted a risk assessment and have worked with outside consultants to develop a transition plan that will enable us to meet the implementation requirement. Additionally, we have provided numerous training sessions to begin educating individuals throughout the business on the requirements of the new standard. We are still finalizing the analysis to quantify the adoption impact of the provisions of the new standard, but we do not currently expect it to have a material impact on our consolidated financial position or results of operations. Based on the evaluation of our current contracts and revenue streams, most will be recorded consistently under both the existing GAAP and the new standard. The majority of our revenue transactions are not accounted for under industry-specific guidance that will be superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We anticipate using the modified retrospective method of adoption and having enhanced disclosures surrounding revenue recognition.
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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to record a right of use asset and a liability for virtually all leases. This ASU will be effective beginning in 2019. The Company is working to develop a transition plan and continues to evaluate the impact that the adoption of this ASU will have on the consolidated financial statements. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. At June 30, 2017, the Company's undiscounted future minimum rent commitments under noncancellable leases were approximately $44.1 million.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for many aspects associated with share-based payment accounting including income taxes and the use of forfeiture rates. This ASU was adopted on January 1, 2017. The provisions of this ASU which impacted us included a requirement that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of shareholders’ equity. The Company expects this to create volatility in its effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The extent of excess tax benefits/deficiencies is subject to variation in our stock price and timing/extent of stock-based compensation share vestings and employee stock option exercises. This ASU also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted earnings per share and no longer requires a presentation of excess tax benefits and deficiencies related to the vesting and exercise of share-based compensation as both an operating outflow and financing inflow on the statement of cash flows. We have applied all of these changes on a prospective basis and therefore, prior years were not adjusted. Additionally, this ASU allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. We elected to maintain our current forfeitures policy and will continue to include an estimate of those forfeitures when recognizing stock-based compensation expense. This ASU also requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as a financing activity (eliminating previous diversity in practice). Adoption of this ASU resulted in an additional discrete tax benefit of approximately $6.8 million during the six months ended ended June 30, 2017.
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
In May 2017, the FASB issued ASU 2017-09, Stock Compensation - Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This ASU is effective for periods beginning after December 31, 2017. The Company plans to adopt the ASU on January 1, 2018 and is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements.
Note 3—Inventories
The following table sets forth the components of inventory:

(In thousands)	June 30, 2017	December 31, 2016
Finished products	$63,034	$54,348
Work in process	9,634	6,542
Raw materials and supplies	99,838	84,069
Inventories at current cost	172,506	144,959
Less: LIFO valuation	(41,893)	(41,893)
Total inventories	$130,613	$103,066
Note 4—Restructuring Charges
During the three and six months ended June 30, 2017, we recorded restructuring charges, net of adjustments, of $1.0 million and $13.7 million, respectively. Americas segment restructuring charges of $12.4 million during the six months ended June 30, 2017 related primarily to the voluntary retirement incentive package described below as well as severance from staff reductions in Brazil. International segment restructuring charges of $1.3 million during the six months ended June 30, 2017 were related to severance costs for staff reductions in Europe, Australia, and Africa.
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

During the three and six months ended June 30, 2016, we recorded restructuring charges, net of adjustments of $1.3 million and $1.8 million. International segment charges of $2.2 million during the six months ended June 30, 2016 were related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Europe and Asia. Americas segment restructuring charges of $0.7 million during the six months ended June 30, 2016 related primarily to severance from staff reductions in Latin America. Favorable adjustments for changes in estimates on employee restructuring reserves of $1.1 million were made during the six months ended June 30, 2016.
Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2015	$1.6	$5.4	$1.1	$8.1
Restructuring charges	1.8	5.3	0.2	7.3
Adjustments to estimates on restructuring reserves	(0.5)	(0.6)	(0.5)	(1.6)
Cash payments	(2.0)	(7.3)	(0.5)	(9.8)
Reserve balances at December 31, 2016	$0.9	$2.8	$0.3	$4.0
Restructuring charges	12.4	1.6	—	14.0
Adjustments to estimates on restructuring reserves	—	(0.3)	—	(0.3)
Cash payments/utilization	(12.9)	(1.7)	(0.3)	(14.9)
Reserve balances at June 30, 2017	$0.4	$2.4	$—	$2.8
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment:

(In thousands)	June 30, 2017	December 31, 2016
Land	$2,744	$2,684
Buildings	114,127	111,762
Machinery and equipment	375,033	361,010
Construction in progress	7,687	10,714
Total	499,591	486,170
Less: accumulated depreciation	(355,707)	(337,492)
Net property, plant and equipment	$143,884	$148,678
Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
The changes in Accumulated Other Comprehensive Loss by component were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Pension and other post-retirement benefits
Balance at beginning of period	$(116,084)	$(117,497)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(109)	(90)	—	—
Recognized net actuarial losses	3,201	3,026	—	—
Tax benefit	(935)	(1,042)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	2,157	1,894	—	—
Balance at end of period	$(113,927)	$(115,603)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(100,808)	$(73,083)	$(2,590)	$(3,292)
Reclassification into earnings	—	1,252	—	770
Foreign currency translation adjustments	14,960	(15,042)	(837)	(14)
Balance at end of period	$(85,848)	$(86,873)	$(3,427)	$(2,536)

	MSA Safety Incorporated		Noncontrolling Interests
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Pension and other post-retirement benefits
Balance at beginning of period	$(118,068)	$(119,389)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(218)	(180)	—	—
Recognized net actuarial losses	6,402	6,052	—	—
Tax benefit	(2,043)	(2,086)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	4,141	3,786	—	—
Balance at end of period	$(113,927)	$(115,603)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(112,178)	$(88,810)	$(1,964)	$(3,616)
Reclassification into earnings	—	3,355	—	770
Foreign currency translation adjustments	26,330	(1,418)	(1,463)	310
Balance at end of period	$(85,848)	$(86,873)	$(3,427)	$(2,536)
The reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 15—Pensions and Other Post-Retirement Benefits).
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,878 shares held in treasury at June 30, 2017. There were no treasury purchases of preferred stock during the three months ended June 30, 2017 or 2016. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of June 30, 2017.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2016. No new shares have been issued in 2017. There were 38,183,510 and 37,736,578 shares outstanding at June 30, 2017 and December 31, 2016, respectively.

Treasury Shares - In 2015, the Board of Directors adopted a stock repurchase program. The program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. No shares were repurchased during the six months ended June 30, 2017 or 2016. We do not have any other share purchase programs. There were 23,897,881 and 24,344,813 Treasury Shares at June 30, 2017 and December 31, 2016, respectively.
The Company issues Treasury Shares for all share based benefit plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 514,704 Treasury Shares issued for these purposes during the six months ended June 30, 2017.
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
Adjusted operating income (loss) and adjusted operating margin are the measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is defined as operating income from continuing operations excluding restructuring charges, currency exchange gains (losses) and other operating expense. Adjusted operating margin is defined as adjusted operating income (loss) divided by segment sales to external customers. Adjusted operating income (loss) and adjusted operating margin are not recognized terms under GAAP and therefore do not purport to be alternatives to operating income or operating margin from continuing operations as a measure of operating performance. Further, the Company's measure of adjusted operating income (loss) and adjusted operating margin may not be comparable to similarly titled measures of other companies. Adjusted operating income (loss) on a consolidated basis is presented in the following table to reconcile the segment operating performance measure to operating income as presented on the Condensed Consolidated Statement of Income.
The accounting principles applied at the operating segment level in determining operating income (loss) are generally the same as those applied at the consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.

Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended June 30, 2017
Sales to external customers	$174,960	$113,815	$—	$—	$288,775
Intercompany sales	32,264	75,575	—	(107,839)	—
Operating income					14,301
Restructuring and other charges					967
Currency exchange losses, net					2,851
Other operating expense (Note 18)					29,610
Adjusted operating income (loss)	45,528	10,970	(8,769)	—	47,729
Adjusted operating margin %	26.0%	9.6%
Six Months Ended June 30, 2017
Sales to external customers	$341,528	$213,012	$—	$—	$554,540
Intercompany sales	62,453	145,771	—	(208,224)	—
Operating income					33,723
Restructuring and other charges					13,706
Currency exchange losses, net					3,431
Other operating expense (Note 18)					29,610
Adjusted operating income (loss)	83,634	17,614	(20,778)	—	80,470
Adjusted operating margin %	24.5%	8.3%

(In thousands)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended June 30, 2016
Sales to external customers	$177,623	$118,375	$—	$—	$295,998
Intercompany sales	30,037	69,648	—	(99,685)	—
Operating income					47,899
Restructuring and other charges					1,338
Currency exchange (gains), net					(242)
Other operating expense (Note 18)					—
Adjusted operating income (loss)	44,671	12,741	(8,417)		48,995
Adjusted operating margin %	25.1%	10.8%
Six Months Ended June 30, 2016
Sales to external customers	$344,965	$230,301	$—	$—	$575,266
Intercompany sales	57,869	130,337	—	(188,206)	—
Operating income					76,626
Restructuring and other charges					1,808
Currency exchange losses, net					1,708
Other operating expense (Note 18)					—
Adjusted operating income (loss)	76,016	21,148	(17,022)	—	80,142
Adjusted operating margin %	22.0%	9.2%
1Reconciling items consist primarily of intercompany eliminations and items not directly attributable to reporting segments.

The percentage of total sales by product group were as follows:

Three Months Ended June 30,	2017	2016
Breathing Apparatus	24%	27%
Fixed Gas & Flame Detection	21%	18%
Portable Gas Detection	13%	14%
Industrial Head Protection	12%	11%
Fall Protection	9%	8%
Fire & Rescue Helmets	5%	5%
Other	16%	17%

Six Months Ended June 30,	2017	2016
Breathing Apparatus	25%	28%
Fixed Gas & Flame Detection	20%	19%
Portable Gas Detection	13%	13%
Industrial Head Protection	12%	10%
Fall Protection	9%	8%
Fire & Rescue Helmets	5%	5%
Other	16%	17%

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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net income from continuing operations	$12,532	$29,306	$26,945	$41,989
Preferred stock dividends	(10)	(9)	(20)	(19)
Income from continuing operations available to common equity	12,522	29,297	26,925	41,970
Dividends and undistributed earnings allocated to participating securities	(10)	(48)	(26)	(67)
Income from continuing operations available to common shareholders	12,512	29,249	26,899	41,903

Net income from discontinued operations	$—	$1,777	$—	$845
Preferred stock dividends	—	(1)	—	(1)
Income from discontinued operations available to common equity	—	1,776	—	844
Dividends and undistributed earnings allocated to participating securities	—	(3)	—	(2)
Income from discontinued operations available to common shareholders	—	1,773	—	842

Basic weighted-average shares outstanding	38,065	37,411	37,914	37,368
Stock options and other stock compensation	715	449	771	439
Diluted weighted-average shares outstanding	38,780	37,860	38,685	37,807
Antidilutive stock options	—	143	—	143

Earnings per share attributable to continuing operations:
Basic	$0.33	$0.78	$0.71	$1.12
Diluted	$0.32	$0.77	$0.70	$1.11

Earnings per share attributable to discontinued operations:
Basic	$—	$0.05	$—	$0.02
Diluted	$—	$0.05	$—	$0.02
Note 10—Income Taxes
The Company's effective tax rate for the second quarter of 2017 was a benefit of 7.7%, which differs from the U.S. federal statutory rate of 35% primarily due to a significant tax benefit of approximately 34.4% related to certain share-based payments related to the adoption of ASU 2016-09 as well as profitability in more favorable tax jurisdictions and benefits associated with U.S. tax credits for research and development and the manufacturing deduction. The Company's effective tax rate for the second quarter of 2016 of 33.8% differs from the U.S. federal statutory rate of 35% primarily due to profitability in more favorable tax jurisdictions and benefits associated with U.S. tax credits for research and development and the manufacturing deduction.
The Company's effective tax rate for the six months ended June 30, 2017 was 3.2%, which differs from the U.S. federal statutory rate of 35% primarily due to a significant tax benefit of approximately 24.2% related to certain share-based payments related to the adoption of ASU 2016-09 as well as profitability in more favorable tax jurisdictions, reduced foreign entity losses in jurisdictions where we cannot take tax benefits and benefits associated with U.S. tax credits for research and development and the manufacturing deduction. The effective tax rate for the six months ended June 30, 2016 was 39.2%, inclusive of 5.1% associated with exit taxes related to our European reorganization. The 39.2% rate for the six month period of 2016 differs from the U.S. federal statutory rate of 35% primarily due to the exit taxes discussed above, partially offset by profitability in more favorable tax jurisdictions and benefits associated with U.S. tax credits for research and development and the manufacturing deduction.

At June 30, 2017, the Company had a gross liability for unrecognized tax benefits of $14.8 million. The Company has recognized tax benefits associated with these liabilities of $6.6 million at June 30, 2017. The gross liability includes amounts associated with prior period foreign tax exposure.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest related to uncertain tax positions was $1.6 million at June 30, 2017.
Note 11—Stock Plans
The 2016 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2026. Management stock-based compensation includes stock options, restricted stock, restricted stock units and performance stock units. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2027. We issue treasury shares for stock option exercises, restricted stock grants, restricted stock unit grants, and performance stock unit grants. Please refer to Note 7 for further information regarding stock compensation share issuance.
Stock compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Stock compensation expense	$1,908	$1,453	$8,233	$6,951
Income tax benefit	721	563	3,107	2,695
Stock compensation expense, net of income tax benefit	$1,187	$890	$5,126	$4,256
A summary of stock option activity for the six months ended June 30, 2017 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	1,576,092	$37.63
Exercised	(412,967)	29.20
Outstanding at June 30, 2017	1,163,125	40.63
Exercisable at June 30, 2017	795,121	$38.07
Restricted stock and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock and unit activity for the six months ended June 30, 2017 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	234,592	$49.76
Granted	49,189	73.92
Vested	(71,628)	51.32
Forfeited	(3,174)	50.11
Unvested at June 30, 2017	208,979	$55.53
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
A summary of performance stock unit activity for the six months ended June 30, 2017 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	186,621	$46.18
Granted	98,886	72.73
Performance adjustments	27,915	57.26
Vested	(70,403)	57.27
Unvested at June 30, 2017	243,019	$55.04
The performance adjustments above relate to the final number of shares issued for the 2014 Management Performance Units, which were 189.2% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2017.
Note 12—Long-Term Debt

(In thousands)	June 30, 2017	December 31, 2016
2006 Senior Notes payable through 2021, 5.41%, net of debt issuance costs	$33,333	$33,333
2010 Senior Notes payable through 2021, 4.00%, net of debt issuance costs	100,000	100,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	71,448	67,713
Senior revolving credit facility maturing in 2020, net of debt issuance costs	64,564	189,456
Total	269,345	390,502
Amounts due within one year, net of debt issuance costs	26,666	26,666
Long-term debt, net of debt issuance costs	$242,679	$363,836
Under the 2015 Amended and Restated Credit Agreement associated with our senior revolving credit facility, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) the Prime Rate, (ii) the Federal Funds Open Rate plus one half of one percent (0.5%) or (iii) the Daily Libor Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 2.08% as of June 30, 2017. At June 30, 2017, $502.6 million of the existing $575.0 million senior revolving credit facility was unused including letters of credit.
On January 22, 2016, the Company entered into a multi-currency note purchase and private shelf agreement, pursuant to which MSA issued notes in an aggregate original principal amount of £54.9 million (approximately $71.6 million at June 30, 2017). The notes are repayable in annual installments of £6.1 million (approximately $8.0 million at June 30, 2017), commencing January 22, 2023, with a final payment of any remaining amount outstanding on January 22, 2031. The interest rate on these notes is fixed at 3.4%. The note purchase agreement requires MSA to comply with specified financial covenants including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.25 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the note purchase agreement contains negative covenants limiting the ability of MSA and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of MSA's or its subsidiaries' business.
The revolving credit facilities and note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facilities and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at June 30, 2017.

The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2017 totaling $13.4 million, of which $6.6 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at June 30, 2017. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2017, the Company has $0.9 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the six months ended June 30, 2017 are as follows:

(In thousands)	Goodwill
Balance at January 1, 2017	$333,276
Currency translation	8,649
Balance at June 30, 2017	$341,925
At June 30, 2017, the Company had goodwill of $198.8 million and $143.1 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization during the six months ended June 30, 2017 are as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2017	$77,015
Amortization expense	(2,267)
Currency translation	1,075
Balance at June 30, 2017	$75,823
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
The amounts in the table above are subject to change as we complete our valuation of the assets acquired and liabilities assumed. This valuation is expected to be completed in the second half of 2017.

Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management, based, in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the relief from royalty method for the technology related intangible assets and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on pre-acquisition forecasts coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives, which are ten and five years for the technology and customer-related intangibles, respectively. Estimated future amortization expense related to identifiable intangible assets is approximately $0.3 million for the remaining portion of 2017 and $0.7 million each year from 2018 through 2021.
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
Our results for the six months ended June 30, 2017, include transaction and integration costs of $0.5 million related to the Senscient acquisition and $0.6 million related to the acquisition of Globe Holding Company LLC (See Note 20 for further information). These costs are reported in selling, general and administrative expenses.
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
Pro forma financial information (Unaudited)

(In millions, except per share amounts)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net sales	$297,513	$577,061
Income from continuing operations	29,135	40,819
Basic earnings per share from continuing operations	0.78	1.09
Diluted earnings per share from continuing operations	0.77	1.08
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

Note 15—Pensions and Other Post-retirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits			Other Benefits
(In thousands)	2017		2016	2017	2016
Three Months Ended June 30,
Service cost	$2,721		$2,634	$106	$106
Interest cost	4,572		4,702	237	237
Expected return on plan assets	(8,738)		(8,682)	—	—
Amortization of prior service cost	(4)		15	(105)	(105)
Recognized net actuarial losses	3,184		3,009	17	17
Settlements	34		20	—	—
Net periodic benefit cost	1,769		1,698	255	255

Six Months Ended June 30,
Service cost	$5,442		$5,268	$212	$212
Interest cost	9,144		9,404	474	474
Expected return on plan assets	(17,476)		(17,364)	—	—
Amortization of prior service cost	(8)		30	(210)	(210)
Recognized net actuarial losses	6,368		6,018	34	34
Settlements	68		40	—	—
Net periodic benefit cost, excluding below	3,538		3,396	510	510
Special termination charge	11,384	(a)	—	—	—
Net periodic benefit cost	14,922		3,396	510	510
(a) Represents the charge for special termination benefits related to the VRIP which were paid from our over funded North America pension plan and recorded as restructuring charges on the condensed consolidated statement of income. See further details in Note 4.
We made contributions of $3.0 million and $3.1 million to our pension plans during the six months ended June 30, 2017 and 2016, respectively. We expect to make total contributions of approximately $5.9 million to our pension plans in 2017 which are primarily associated with our International segment.
Note 16—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses in the condensed consolidated statement of income. The notional amount of open forward contracts was $80.8 million and $75.3 million at June 30, 2017 and December 31, 2016, respectively.
The following table presents the condensed consolidated balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	June 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$827	$258
Foreign exchange contracts: other current assets	560	566

The following table presents the condensed consolidated statement of income location and impact of derivative financial instruments:

		(Gain) Loss Recognized in Income
		Six Months Ended June 30,
(In thousands)	Statement of Income Location	2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange (gains) losses	$(5,014)	$1,694
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
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $204.9 million and $213.1 million at June 30, 2017 and 2016, respectively. The fair value of this debt was $224.5 million and $231.4 million at June 30, 2017 and 2016, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating like rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 18—Contingencies
Product Liability
The Company categorizes the product liability claims of its subsidiary MSA LLC into two main categories: single incident and cumulative trauma.
Single incident claims. Single incident product liability claims involve incidents of short duration that are typically known to us when they occur and involve observable injuries, which provide an objective basis for quantifying damages. MSA LLC works with an outside valuation consultant to review its single incident product liability exposure on an annual basis, or more frequently if changing circumstances or developments in existing cases make an interim review appropriate. The review process takes into account the number and composition of asserted claims, expected settlement costs for reported claims, and an estimate of costs for unreported claims (claims incurred but not reported or "IBNR"). The estimate for IBNR claims is based on experience, sales volumes, and other relevant information. Adjustments are made to the reserve as appropriate. The reserve for single incident product liability claims, which includes reported and IBNR claims, was $3.5 million at both June 30, 2017 and December 31, 2016. Single incident product liability expense was $0.2 million during the six months ended June 30, 2017 and $0.3 million during the six months ended June 30, 2016.

Cumulative trauma claims. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. There are two types of cumulative trauma claims, asserted and unasserted (IBNR) claims. MSA LLC is presently named as a defendant in 1,472 lawsuits comprised of 2,831 asserted claims. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. Although there is year over year variability in the number and quality of asserted claims defended and resolved, MSA LLC’s aggregate spend for cumulative trauma product liability asserted claims (inclusive of settlements and defense costs) for the three years ended December 31, 2016, totaled approximately $150.9 million, substantially all of which was recorded as insurance receivables or notes receivable from insurance companies because the amounts are believed to be recoverable under insurance.
A summary of cumulative trauma product liability lawsuits and asserted claims activity follows:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Open lawsuits, beginning of period	1,794	1,988
New lawsuits	232	379
Settled and dismissed lawsuits	(554)	(573)
Open lawsuits, end of period	1,472	1,794

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Asserted claims, beginning of period	3,023	3,779
New claims	269	843
Settled and dismissed claims	(461)	(1,599)
Asserted claims, end of period	2,831	3,023
More than half of the open lawsuits at June 30, 2017 have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any point due to changes in circumstances. In August 2017 prior to filing our second quarter Form 10-Q, MSA LLC agreed to resolve a substantial number of cumulative trauma claims as discussed below. The rollforward tables do not reflect this activity because they are current through June 30, 2017. The above tables will be updated as the individual claims are resolved and releases are obtained in the future.
Cumulative trauma product liability litigation is inherently unpredictable and our expense with respect to cumulative trauma claims, despite having settled a large number of our asserted claims, could vary significantly in future periods. Factors that can limit our ability to estimate potential liability include the lack of claims experience with applicable plaintiffs’ counsel, as claims experience can vary significantly among different counsel, low volume of resolution, lack of confidence with the consistency of claims composition, or other factors. With respect to the risk associated with any particular case, it has typically not been until very late in the legal process that it can be reasonably determined whether it is probable that any such case will ultimately result in a liability. This uncertainty has been caused by many factors, including consideration of the applicable statute of limitations, the sufficiency of product identification and other defenses. Complaints generally have not provided information sufficient to determine if a lawsuit will develop into an actively litigated case. Even when a case is actively litigated, it is often difficult to determine if the lawsuit will be dismissed or otherwise resolved until late in the lawsuit. Moreover, even if it is probable that such a lawsuit will result in a loss, it is often difficult to estimate the amount of actual loss that will be incurred. These actual loss amounts are highly variable and turn on a case by case analysis of the relevant facts, including the nature of the injury, the jurisdiction in which the claim is filed, the plaintiffs' counsel and the number of parties in the lawsuit. In addition, there are uncertainties concerning the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and case to case.
Management works with an outside valuation consultant and outside legal counsel to review its cumulative trauma product liability exposure on an annual basis, or more frequently if changing circumstances or developments in existing cases make an interim review appropriate. The review process takes into account the number and composition of asserted claims, outcomes of matters resolved during current and prior periods, and variances associated with different groups of claims and venues, as well as any other relevant information.

We recently obtained more information about a significant number of asserted claims, including the nature and extent of the alleged injuries, product identification and other factors, and agreed to resolve a substantial number of these cumulative trauma claims, including the Couch claim which has been disclosed in our previous Form 10-Q and 10-K filings, for $75.2 million, a portion of which were insured. Amounts in excess of our estimated insurance recoveries were recorded within Other operating expense in the Condensed Consolidated Statement of Income and did not have a cash impact on the quarter. MSA LLC will pay $25.2 million towards these settlements in the second half of 2017, with the balance expected to be paid ratably over 7 quarters beginning in the first quarter of 2018 and ending in the third quarter of 2019. As a result of these settlements, MSA LLC is now largely self-insured for cumulative trauma claims.
As a result of these developments, we adjusted MSA LLC’s cumulative trauma product liability reserve to cover all asserted cumulative trauma product liability claims including the asserted claims that had not been previously estimable. The total cumulative trauma product liability reserve, including the estimated reserve for asserted claims and settlements that have not yet been paid totaled $93.1 million and $11.1 million at June 30, 2017 and December 31, 2016, respectively. Of this reserve, approximately $75.2 million relates to cumulative trauma claims referenced above which in August 2017, MSA LLC agreed to resolve. The remaining $17.9 million reflects estimated indemnity for all other remaining asserted cumulative trauma product liability claims that are probable and estimable at June 30, 2017. At June 30, 2017, $57.3 million of the cumulative trauma product liability reserve is recorded in the Insurance and product liability line within other current liabilities in the Condensed Consolidated Balance Sheet and the remainder, $35.8 million, is recorded in the Other noncurrent liabilities line. All of the liability as of December 31, 2016 was recorded in the Insurance and product liability line within other current liabilities. To arrive at the estimated reserve, it was necessary to employ significant assumptions. In addition, the reserve does not include amounts which will be spent to defend the remaining claims covered by the reserve. These costs are recognized in the condensed consolidated statement of income as incurred.
The liability recorded does not take into account any cumulative trauma IBNR claims. We have worked with our outside valuation consultant and legal counsel and have concluded that we are unable to reasonably assess the probability and estimate the magnitude of potential losses due to lack of confidence in the consistency of claims composition and low volume of resolution. We are currently evaluating these potential claims based on our recent claims experience and will continue to work with our outside valuation consultant and legal counsel in the second half of 2017. If we are better able to assess the probability and estimate of the magnitude of potential losses, we may increase our reserve to include all or a portion of the cumulative trauma IBNR claims.
Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities with respect to claims included within the existing reserve that have not been settled or related to claims not included in the reserve. We will adjust the reserve for our liability relating to cumulative trauma claims from time to time based on the maturation of claims, developing facts and circumstances, and if actual experience differs from previous projections. These adjustments may reflect changes in estimates for claims currently included in the reserve, as well as estimated liabilities for IBNR claims. These adjustments may be material and could increase the year over year variability of our consolidated financial results or materially impact future periods in which a reserve is recorded.
Insurance Receivable and Notes Receivable, Insurance Companies
MSA LLC purchased insurance policies for the policy years from 1952-1986 from over 20 different insurance carriers that, subject to some common contract exclusions, provide coverage for cumulative trauma product liability losses and, in many instances, related defense costs (the "Occurrence-Based Policies"). As of April 1986, MSA LLC’s insurance policies have significant per claim retentions. Based on this, MSA LLC does not expect to be materially reimbursed for any claims alleging exposures that occurred entirely as of April 1986.
In the normal course of business, MSA LLC makes payments to settle product liability claims and for related defense costs and records receivables for the estimated amounts that are covered by insurance. Various factors could affect the timing and amount of recovery of the insurance receivable, including the outcome of negotiations with insurers and the outcome of the coverage litigation with respect to the Occurrence-Based Policies, and the extent to which the issuing insurers may become insolvent in the future. Insurance receivables are recorded at present value based on expected timing of receipts.
Insurance receivables at June 30, 2017 totaled $108.6 million, of which, $7.4 million is reported in prepaid expenses and other current assets and $101.2 million is reported in insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2016 totaled $159.9 million, of which $2.0 million was reported in prepaid expenses and other current assets and $157.9 million was reported in insurance receivable and other noncurrent assets. As discussed above, only a portion of our recent settlements of cumulative trauma liability claims is expected to be covered by existing insurance policies, with the remaining amounts self-insured. We are now largely self-insured for cumulative trauma claims.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Balance beginning of period	$159.9	$229.5
Additions	68.0	29.2
Collections and settlements converted to notes receivable	(119.3)	(98.8)
Balance end of period	$108.6	$159.9
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
Notes receivable from insurance companies at June 30, 2017 totaled $78.0 million, of which $14.2 million is reported in Notes receivable, insurance companies, current and $63.8 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2016 totaled $67.3 million, of which $4.2 million was reported in Notes receivable, insurance companies, current and $63.1 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of notes receivable balances from insurance companies is as follows:

(In millions)	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Balance beginning of period	$67.3	$8.7
Additions	34.2	95.6
Collections	(23.5)	(37.0)
Balance end of period	$78.0	$67.3
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
Total cumulative trauma liability losses were $97.6 million for the six months ended June 30, 2017. Uninsured cumulative trauma product liability losses, which were included in Other operating expense on the condensed consolidated statement of income, were $29.6 million for the six months ended June 30, 2017 and $0.3 million for six months ended June 30, 2016.
Insurance Litigation
MSA LLC is currently involved in insurance coverage litigation with three insurance carriers, including The North River Insurance Company (North River), regarding its Occurrence-Based Policies.

In 2009, MSA LLC (as Mine Safety Appliances Company) sued North River in the United States District Court for the Western District of Pennsylvania, alleging that North River breached one of its insurance policies by failing to pay amounts owed to MSA LLC and that it engaged in bad-faith claims handling. MSA LLC believes that North River’s refusal to indemnify it under the policy for product liability losses and legal fees paid by MSA LLC is wholly contrary to Pennsylvania law and MSA LLC is vigorously pursuing the legal actions necessary to collect all due amounts. A trial date has not yet been scheduled.
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
In the first quarter 0f 2017, MSA LLC received payments of approximately $80.9 million (the "Payment") pursuant to insurance policies issued by North River. The Payment reflects amounts previously invoiced to North River for reimbursement on cumulative trauma product liability claims and therefore was recorded as a reduction to the insurance receivable. North River has reserved its rights to recover from MSA LLC any portion of the Payment that may later be judicially determined is not owed MSA LLC under the relevant policies. The Payment does not constitute a full and final settlement from North River regarding its coverage obligations owed to MSA LLC. MSA LLC continues to seek additional amounts due from North River, including those amounts relating to the awards referenced above, which were not part of the Payment.
In July 2010, MSA LLC (as Mine Safety Appliances Company) filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief concerning the future rights and obligations of MSA LLC and its excess insurance carriers under various insurance policies. Due to the settlements referenced below, and by mutual agreement of the three remaining, unsettled parties, the trial previously set for April 24, 2017 did not occur. In the third or fourth quarter of 2017, information submitted by the remaining unsettled parties, including MSA LLC and North River, will be reviewed and the court will decide outstanding disputed legal issues.
During April 2017, MSA LLC resolved through negotiated settlements its coverage litigation with Travelers Insurance Company ("Travelers") and Wausau Indemnity Company ("Wausau").  Travelers and Wausau have agreed to make cash payments in 2018; those amounts were recorded as a transfer from the insurance receivable balance to the note receivable, insurance companies (current) in the second quarter of 2017. Travelers also has agreed to pay a percentage of future cumulative trauma product liability settlements as incurred on a claim-by-claim basis.  As part of both settlements, MSA LLC dismissed all claims against Travelers and Wausau in the above-referenced coverage litigation in the Superior Court of the State of Delaware.
Through negotiated settlements, MSA LLC has reached resolution with the majority of its insurance carriers regarding its Occurrence-Based Policies. Assuming satisfactory resolution, once disputes are resolved with each of the three remaining carriers, including North River, MSA LLC anticipates having commitments to provide future payment streams which should be sufficient to satisfy its presently recorded insurance receivables due from insurance carriers.
Even if insurance coverage litigation is generally successful, the amount of our reserve exceeds our estimate of potential insurance coverage at June 30, 2017 and MSA LLC is largely self-insured for costs associated with the cumulative trauma product liability claims included in our reserve as well as future claims. MSA LLC expects to still obtain some limited insurance reimbursement from negotiated coverage-in-place agreements (although that coverage may not be immediately triggered or accessible) or from other sources of coverage, the precise amount of insurance reimbursement available at that time cannot be determined with specificity at this time.

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
Summarized financial information for discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Discontinued Operations
Net sales	$—	$—	$—	$5,261
Other income, net	—	2,484	—	2,196
Cost and expenses:
Cost of products sold	—	—	—	4,819
Selling, general and administrative	—	—	—	937
Currency exchange losses, net	—	—	—	18
Income from discontinued operations before income taxes	—	2,484	—	1,683
Provision for income taxes	—	—	—	328
Income from discontinued operations, net of tax	$—	$2,484	$—	$1,355
Certain balance sheet items that are related to the Company's South African personal protective equipment distribution business and its Zambian operations are reported as discontinued operations. These items are reported in the following consolidated balance sheet lines:

(In thousands)	June 30, 2017	December 31, 2016
Discontinued Operations assets and liabilities
Total assets	$—	$—
Accrued and other liabilities	—	686
Total liabilities	—	686
Net assets	$—	$(686)
The following summary provides financial information for discontinued operations related to the net income attributable to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income attributable to noncontrolling interests
Income from continuing operations	$(82)	$(141)	$(359)	$(660)
Income from discontinued operations	—	(707)	—	(510)
Net income	$(82)	$(848)	$(359)	$(1,170)

Note 20—Subsequent Event

Acquisition of Globe Holding Company, LLC
On July 31, 2017, we acquired 100% of the common stock Globe Holding Company, LLC ("Globe") in an all-cash transaction valued at $215 million. Based in Pittsfield, NH, Globe is a leading innovator and provider of firefighter protective clothing and boots. This acquisition aligns with our corporate strategy in that it strengthens our leading position in the North American fire service market. The transaction was funded through borrowings on our unsecured senior revolving credit facility.
Globe operating results will be included in our consolidated financial statements from the acquisition date as part of the Americas reportable segment. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.
At the date of issuance of these condensed consolidated financial statements, the initial purchase accounting was not complete. We are also unable to provide pro forma revenues and earnings of the combined entity due to the limited time since the acquisition. This information will be included in our Quarterly Report on Form 10-Q for the periods ending September 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and other financial information included elsewhere in this report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of our annual report entitled “Forward-Looking Statements” and “Risk Factors.”
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
On July 31, 2017, we acquired 100% of the common stock Globe Holding Company, LLC ("Globe") in an all-cash transaction valued at $215 million. Based in Pittsfield, NH, Globe is a leading innovator and provider of firefighter protective clothing and boots. The transaction was funded through borrowings on our unsecured senior revolving credit facility.
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
Americas. Our largest manufacturing and research and development facilities are located in the United States. We serve our markets across the Americas segment with sales and distribution functions in the U.S., Mexico, Brazil, and Canada.
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
PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products, which have leading market positions and a competitive advantage. Core products include fixed gas and flame detection systems, breathing apparatus where SCBA is the principal product, portable gas detection instruments, industrial head protection products, fire and rescue helmets and fall protection devices. These products receive the highest levels of investment and resources as they typically realize a higher gross profit margin and provide higher levels of return on investment than non-core products. Core products comprised approximately 84% and 83% of sales for the six months ended June 30, 2017 and 2016, respectively.

MSA maintains a portfolio of non-core products, which include both adjacent and peripheral offerings. Adjacent products reinforce and extend the core, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and have their roots within the core product value chain. Key adjacent products include respirators, eye and face protection, thermal imaging cameras, and gas masks. Gas masks and ballistic helmet sales are the primary purchases from our military customers and were approximately $19.0 million and $27.0 million globally during the six months ended June 30, 2017 and 2016, respectively. Peripheral products are primarily sold to the mining industry and reflect a small portion of consolidated sales.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in the MSA's Annual Report on Form 10-K for the year ended December 31, 2016.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net Sales from continuing operations. Net sales for the three months ended June 30, 2017 were $288.8 million, a decrease of $7.2 million, or 2%, compared to $296.0 million for the three months ended June 30, 2016. Please refer to the Net Sales from Continuing Operations table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended June 30,		Dollar (Decrease)	Percent (Decrease)
(In millions)	2017	2016
Consolidated Continuing Operations	$288.8	$296.0	$(7.2)	(2.4)%
Americas	175.0	177.6	(2.6)	(1.5)%
International	113.8	118.4	(4.6)	(3.9)%

Net Sales from Continuing Operations	Three Months Ended June 30, 2017 versus June 30, 2016
(Percent Change)	Americas	International	Consolidated Continuing Operations
GAAP reported sales change	(1.5)%	(3.9)%	(2.4)%
Currency translation effects	0.3%	(2.1)%	(0.5)%
Constant currency sales change	(1.8)%	(1.8)%	(1.9)%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by removing the percentage impact of currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $175.0 million in the second quarter of 2017, a decrease of $2.6 million, or 1%, compared to $177.6 million in the second quarter of 2016. During the quarter, constant currency sales in the Americas segment decreased 1.8% compared to the prior year period on a lower level of shipments of self-contained breathing apparatus ("SCBA") in North America as a result of softer conditions in the fire service market. This decrease was partially offset by growth in industrial head protection and fall protection on improving conditions in industrial markets.
Net sales for the International segment were $113.8 million in the second quarter of 2017, a decrease of $4.6 million, or 4%, compared to $118.4 million for the second quarter of 2016. Constant currency sales in the International segment decreased 1.8% during the quarter, primarily due to a lower volume of military helmet and breathing apparatus sales in Europe and less portable instruments sales across the segment. These decreases were partially offset by a higher volume of FGFD sales in the Middle East.
Gross profit. Gross profit for the second quarter of 2017 was $133.6 million, a decrease of $2.3 million, or 2%, compared to $135.9 million for the second quarter of 2016. The ratio of gross profit to net sales was 46.3% in the second quarter of 2017 compared to 45.9% in the same quarter last year. The higher gross profit ratio during the current quarter is attributable to improved margins across many of our core products and to a lesser degree, a more favorable product mix due to an increase in industrial head protection and FGFD sales.

Selling, general and administrative expenses. Selling, general and administrative expenses were $73.9 million during the second quarter of 2017, a decrease of $1.8 million or 2%, compared to $75.7 million in the second quarter of 2016 driven by the benefits from our global cost reduction program. Excluding acquisitions and related strategic transactions costs, organic constant currency selling, general and administrative expenses decreased 4%, or $3 million, in the current period. Please refer to the Selling, general and administrative expenses table for a reconciliation of the year over year expense change.

Selling, general, and administrative expenses	Quarter Ended June 30, 2017 versus June 30, 2016
(Percent Change)	Consolidated Continuing Operations
GAAP reported change	(2.3)%
Currency translation effects	(0.7)%
Constant currency change	(1.6)%
Acquisitions and related strategic transaction costs	2.9%
Organic constant currency change	(4.5)%
Note: Organic constant currency change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency change in selling, general, and administrative expenses is calculated by removing the percentage impact of currency translation effects from the overall percentage change in selling, general, and administrative expenses. Organic constant currency change in selling, general, and administrative expenses is calculated by removing the percentage impact from acquisitions as well as the currency translation effects from the overall percentage change in GAAP selling, general, and administrative expense. Management believes excluding acquisitions and currency translation effects provide investors with a greater level of clarity into spending levels on a year-over-year basis.
Research and development expense. Research and development expense was $11.9 million during the second quarter of 2017, an increase of $0.8 million, or 7%, compared to $11.1 million during the second quarter of 2016. Research and development expense was 4.1% of net sales in the second quarter of 2017, compared to 3.8% of net sales in the second quarter of 2016. We expect research and development expense to range from 4.0% to 4.5% of sales for the full year ending December 31, 2017 as we continue to develop new products for global safety markets.
Restructuring, net of adjustments. During the second quarter of 2017, the Company recorded restructuring charges of $1.0 million, primarily related to severance costs for staff reductions associated with our ongoing initiatives to right size our operations in Europe and Africa.
During the second quarter of 2016, the Company recorded restructuring charges of $1.3 million, primarily related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Europe, Latin America, and Asia.
Currency exchange. Currency exchange losses were $2.9 million in the second quarter of 2017, compared to a gain of $0.2 million in the second quarter of 2016. Currency exchange losses in the second quarter of 2017 were related to management of foreign currency exposure on unsettled inter-company balances. Refer to Note 16 to the unaudited Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Other operating expense. Other operating expense during the second quarter of 2017 was $29.6 million and relates to certain asserted cumulative trauma product liability claims which MSA LLC agreed to resolve in August 2017. This charge, which did not have a cash impact in the quarter, is related to legacy products designed, manufactured and sold many years ago and are not currently sold by the Company. Please refer to Note 18 to the unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
GAAP operating income. Consolidated operating income for the second quarter of 2017 was $14.3 million compared to income of $47.9 million in the same period last year. The decrease in operating results was primarily driven by the Other operating expense, the negative impact of currency exchange and lower sales volumes as discussed above partially offset by an improvement in gross margins and lower selling, general, and administrative expenses resulting from our cost reduction programs.

Adjusted operating income. Americas adjusted operating income for the second quarter of 2017 was $45.5 million, an increase of $0.8 million, or 2%, compared to $44.7 million in the prior year quarter. The increase was primarily related to higher gross margins during the second quarter of 2017 from improvements in margins across many of our core products and to a lesser degree, a favorable product mix related to higher sales of industrial head protection. Lower selling, general, and administrative costs also contributed to better adjusted operating income results through effective cost management.
International adjusted operating income for the second quarter of 2017 was $11.0 million, a decrease of $1.7 million, or 13%, compared to $12.7 million in the prior year quarter. The decrease in adjusted operating income is primarily attributable to lower sales volumes.
Corporate segment adjusted operating loss for the second quarter of 2017 was $8.8 million, an increase of $0.4 million, or 5%, compared to an adjusted operating loss of $8.4 million in the second quarter of 2016, reflecting higher stock compensation, corporate development and legal expense.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss). Adjusted operating margin % is calculated as adjusted operating income divided by net sales.

Adjusted operating income	Three Months Ended June 30, 2017
(In thousands)	Americas	International	Corporate	Consolidated Continuing Operations
Net sales	$174,960	$113,815	$—	$288,775
GAAP operating income				14,301
Restructuring and other charges				967
Currency exchange losses, net				2,851
Other operating expense (Note 18)				29,610
Adjusted operating income (loss)	45,528	10,970	(8,769)	47,729
Adjusted operating margin %	26.0%	9.6%

Adjusted operating income	Three Months Ended June 30, 2016
(In thousands)	Americas	International	Corporate	Consolidated Continuing Operations
Net sales	$177,623	$118,375	—	$295,998
GAAP operating income				47,899
Restructuring and other charges				1,338
Currency exchange gains, net				(242)
Other operating expense (Note 18)				—
Adjusted operating income (loss)	44,671	12,741	(8,417)	48,995
Adjusted operating margin %	25.1%	10.8%
Note: Adjusted operating income (loss) is a non-GAAP financial measure used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is reconciled above to the nearest GAAP financial measure, Operating income (loss), and excludes non-cash impacts in the period such as restructuring, currency exchange and other operating expense related to increasing the cumulative trauma product liability reserve.
Total other expense, net. Other expense, net for the second quarter of 2017 was $2.6 million, compared to $3.4 million for the same period in 2016.
Income taxes. The reported effective tax rate for the second quarter of 2017 was a benefit of 7.7%, which included a benefit of 34.4% for certain share-based payments related to the adoption of ASU 2016-09 as discussed in Note 2 to the unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q. The reported effective tax rate for the second quarter of 2016 was 33.8%. The remaining effective tax rate change was primarily due to increased profitability in more favorable tax jurisdictions.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which we have adopted effective January 1, 2017. From an income tax perspective, this ASU requires that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of additional paid-in-capital. We expect this to create volatility in the effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The adoption of this standard resulted in a $4.0 million tax benefit during the second quarter of 2017.
Net income from continuing operations attributable to MSA Safety Incorporated. Net income from continuing operations was $12.5 million for the second quarter of 2017, or $0.32 per diluted share compared to income of $29.3 million, or $0.77 per diluted share, for the same period last year.
Net income from discontinued operations attributable to MSA Safety Incorporated. Net income from discontinued operations was $1.8 million for the second quarter of 2016, or $0.05 per diluted share. There was no discontinued operations activity for the second quarter of 2017. Please refer to Note 19 to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for additional discussion of discontinued operations.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net Sales from continuing operations. Net sales for the six months ended June 30, 2017 were $554.5 million, a decrease of $20.8 million, or 4%, compared to $575.3 million for the six months ended June 30, 2016. Please refer to the Net Sales from Continuing Operations table for a reconciliation of the year over year sales change.

Net Sales	Six Months Ended June 30,		Dollar (Decrease)	Percent (Decrease)
(In millions)	2017	2016
Consolidated Continuing Operations	$554.5	$575.3	$(20.8)	(4)%
Americas	341.5	345.0	$(3.5)	(1)%
International	213.0	230.3	$(17.3)	(8)%

Net Sales from Continuing Operations	Six Months Ended June 30, 2017 versus June 30, 2016
(Percent Change)	Americas	International	Consolidated Continuing Operations
GAAP reported sales change	(1.0)%	(7.5)%	(3.6)%
Currency translation effects	0.4%	(2.2)%	(0.7)%
Constant currency sales change	(1.4)%	(5.3)%	(2.9)%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by removing the percentage impact of currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $341.5 million for the six months ended June 30, 2017, a decrease of $3.5 million, or 1%, compared to $345.0 million for the same period in 2016. During the six months ended June 30, 2017, constant currency sales in the Americas segment decreased 1% compared to the prior year period on a lower level of shipments of self-contained breathing apparatus ("SCBA") as the six months ended June 30, 2016 benefited from a remaining backlog from 2015. Additionally, the fire service market conditions are softer than prior year. This decrease was mostly offset by growth in industrial head protection, portable gas instruments and fall protection on improving conditions in industrial markets.
Net sales for the International segment were $213.0 million for the six months ended June 30, 2017, a decrease of $17.3 million, or 8%, compared to $230.3 million for the same period in 2016. Constant currency sales in the International segment decreased 5% during the six months ended June 30, 2017, primarily due to a lower volume of military helmet and fall protection sales in Europe as well as less breathing apparatus and portable instruments sales across the segment. These decreases were partially offset by a higher volume of FGFD sales in the Middle East.
Gross profit. Gross profit for the six months ended June 30, 2017 was $253.3 million, a decrease of $3.2 million, or 1%, compared to $256.6 million for the same period in 2016. The ratio of gross profit to net sales was 45.7% during the six months ended June 30, 2017 compared to 44.6% in the same period last year. The higher gross profit ratio during 2017 is attributable to improved margins across many of our core products and to a lesser degree, a more favorable product mix.

Selling, general and administrative expenses. Selling, general and administrative expenses were $149.9 million during the six months ended June 30, 2017, a decrease of $5.0 million or 3% compared to $154.9 million in the six months ended June 30, 2016 driven by the benefits from our global cost reduction program. Selling, general and administrative expenses were 27.0% of net sales in the first half of 2017, compared to 26.9% of net sales in the same period in 2016. Excluding acquisitions and strategic transactions costs, organic constant currency selling, general and administrative expenses decreased 5%, or $7 million, in the current period. Please refer to the Selling, general and administrative expenses table for a reconciliation of the year over year expense change.

Selling, general, and administrative expenses	Six Months Ended June 30, 2017 versus June 30, 2016
(Percent Change)	Consolidated Continuing Operations
GAAP reported change	(3.2)%
Currency translation effects	(0.7)%
Constant currency change	(2.5)%
Acquisitions and related strategic transaction costs	2.4%
Organic constant currency change	(4.9)%
Note: Organic constant currency change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency change in selling, general, and administrative expenses is calculated by removing the percentage impact of currency translation effects from the overall percentage change in selling, general, and administrative expenses. Organic constant currency change in selling, general, and administrative expenses is calculated by removing the percentage impact from acquisitions as well as the currency translation effects from the overall percentage change in GAAP selling, general, and administrative expense. Management believes excluding acquisitions and currency translation effects provide investors with a greater level of clarity into spending levels on a year-over-year basis.
Research and development expense. Research and development expense was $22.9 million during the six months ended June 30, 2017, an increase of $1.4 million, or 7% compared to $21.5 million during the six months ended June 30, 2016. Research and development expense was 4.1% of net sales in the first half of 2017, compared to 3.7% of net sales during the same period in 2016. We expect research and development expense to range from 4.0% to 4.5% of sales for the full year ending December 31, 2017 as we continue to develop new products for global safety markets.
Restructuring, net of adjustments. During the six months ended June 30, 2017, the Company recorded restructuring charges of $13.7 million, primarily related to the voluntary retirement incentive package described below.
In September 2016, certain employees in the Americas segment were offered a voluntary retirement incentive package (“VRIP”). The election window for participation closed on October 17, 2016. The employees were required to render service through January 31, 2017 to receive the VRIP and had until February 6, 2017 to revoke their election. None of the 83 employees who accepted the VRIP revoked their election to retire under the terms of the plan.  Non-cash special termination benefit expense of $11.4 million was incurred in the six months ended June 30, 2017 related to these elections. All benefits were paid from our over funded North America pension plan.
During the six months ended June 30, 2016, the Company recorded restructuring charges, net of adjustments, of $1.8 million, primarily related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Europe, Latin America, and Asia.
Currency exchange. Currency exchange losses were $3.4 million during the six months ended June 30, 2017, compared to a loss of $1.7 million during the six months ended June 30, 2016. Currency exchange losses in the first half of 2017 were related to management of foreign currency exposure on unsettled inter-company balances. Refer to Note 16 to the unaudited Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Other operating expense. Other operating expense during the six months ended June 30, 2017 was $29.6 million and relates to certain asserted cumulative trauma product liability claims which MSA LLC agreed to resolve in August 2017. This charge, which did not have a cash impact in the six months period, is related to legacy products designed, manufactured and sold many years ago and are not currently sold by the Company. Please refer to Note 18 to the unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.

GAAP operating income. Consolidated operating income for the six months ended June 30, 2017 was $33.7 million, compared to income of $76.6 million in the same period last year. The reduction in operating income was primarily driven by the non-cash Other operating expense, restructuring charges associated with the voluntary retirement incentive package, currency exchange losses partially offset by improvements in gross margins discussed above and lower selling, general, and administrative expenses resulting from our cost reduction programs.
Adjusted operating income. Americas adjusted operating income for six months ended June 30, 2017 was $83.6 million, an increase of $7.6 million, or 10%, compared to $76.0 million in the same period in 2016. We continued to see strength in gross margins during the six months ended June 30, 2017 from improvements in margins across many of our core products and to a lesser degree, a favorable product mix. Lower selling, general, and administrative costs also contributed to operating income results through effective cost management.
International adjusted operating income for the six months ended June 30, 2017 was $17.6 million, a decrease of $3.5 million, or 17%, compared to $21.1 million in the same period last year. The decrease in adjusted operating income is primarily attributable to lower sales volumes.
Corporate segment adjusted operating loss for the six months ended June 30, 2017 was $20.8 million, an increase of $3.8 million, or 22%, compared to an adjusted operating loss of $17.0 million in the same period last year, reflecting higher stock compensation, corporate development and legal expense.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss). Adjusted operating margin % is calculated as adjusted operating income divided by net sales.

Adjusted operating income	Six Months Ended June 30, 2017
(In thousands)	Americas	International	Corporate	Consolidated Continuing Operations
Net sales	$341,528	$213,012	—	$554,540
GAAP operating income				33,723
Restructuring and other charges				13,706
Currency exchange losses, net				3,431
Other operating expense (Note 18)				29,610
Adjusted operating income (loss)	$83,634	$17,614	(20,778)	80,470
Adjusted operating margin %	24.5%	8.3%

Adjusted operating income	Six Months Ended June 30, 2016
(In thousands)	Americas	International	Corporate	Consolidated Continuing Operations
Net sales	$344,965	$230,301	—	$575,266
GAAP operating income				76,626
Restructuring and other charges				1,808
Currency exchange losses, net				1,708
Other operating expense				—
Adjusted operating income (loss)	76,016	21,148	(17,022)	80,142
Adjusted operating margin %	22.0%	9.2%
Note: Adjusted operating income is a non-GAAP financial measure used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income is reconciled above to the nearest GAAP financial measure, Operating income, and excludes non-cash impacts in the period such as restructuring, currency exchange and other operating expense for charges related to increasing the cumulative trauma product liability reserve.
Total other expense, net. Other expense, net for the six months ended June 30, 2017 was $5.5 million, compared to $6.4 million for the same period in 2016.

Income taxes. The reported effective tax rate for the six months ended June 30, 2017 was 3.2%, which included a benefit of 24.2% for certain share-based payments related to the adoption of ASU 2016-09 as discussed below. The reported effective tax rate for the six months ended June 30, 2016 was 39.2%, inclusive of 5.1% associated with exit taxes related to our European reorganization. The remaining effective tax rate change was primarily due to increased profitability in more favorable tax jurisdictions and reduced foreign entity losses in jurisdictions where we cannot take tax benefits.
MSA finalized its European reorganization during 2016. The reorganization was designed to drive optimal performance by aligning certain strategic planning and decision making into a single location enabled by a common IT platform. During the first six months of 2017, the Company incurred no charges associated with exit taxes related to our European reorganization, compared to $3.6 million for the first six months of 2016.
In October 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other than Inventory. This ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We have early adopted this ASU on January 1, 2017 using the modified retrospective approach which resulted in a $5.9 million cumulative-effect adjustment directly to retained earnings during the six months ended June 30, 2017 for any previously deferred income tax effects.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which we have adopted effective January 1, 2017. From an income tax perspective, this ASU requires that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of additional paid-in-capital. We expect this to create volatility in the effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The adoption of this standard resulted in a $6.8 million tax benefit during the six months ended June 30, 2017.
Please refer to Note 2 to the unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information regarding the two standards adopted.
Net income from continuing operations attributable to MSA Safety Incorporated. Net income from continuing operations was $26.9 million for the six months ended June 30, 2017, or $0.70 per diluted share, compared to income of $42.0 million, or $1.11 per diluted share, for the same period last year.
Net income from discontinued operations attributable to MSA Safety Incorporated. Net income from discontinued operations was $0.8 million for the six months ended June 30, 2016, or $0.02 per diluted share. There was no discontinued operations activity for the first half of 2017. Please refer to Note 19 to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for additional discussion of discontinued operations.
Non-GAAP Financial Information
We may provide information regarding organic constant currency changes, financial measures excluding the impact of acquisitions and related strategic transaction costs, adjusted operating income, and adjusted operating margin percentage which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net sales, selling, general and administrative expense, operating income, or net income as a measure of operating performance. We believe that the use of these non-GAAP financial measures provide investors with additional useful information and provide a more complete understanding of the underlying results. Because not all companies use identical calculations, these presentations may not be comparable to similarly titled measures from other companies. For more information about these non-GAAP measures and a reconciliation to the nearest GAAP measure, please refer to the reconciliations referenced above in Management's Discussion & Analysis section and in Note 8 to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, acquisitions and dividend payments. Approximately 76% of our long-term debt is at fixed interest rates with repayment schedules through 2031. The remainder of our long-term debt is at variable rates, primarily on our unsecured revolving credit facility that is due in 2020. At June 30, 2017, approximately 71% of our borrowings are denominated in US dollars, which limits our exposure to currency exchange rate fluctuations.
At June 30, 2017, we had cash and cash equivalents totaling $115.4 million, of which $107.7 million was held by our foreign subsidiaries. Cash and cash equivalents are held by our foreign subsidiaries whose earnings are considered indefinitely reinvested at June 30, 2017. These funds could be subject to additional income taxes if repatriated. It is not practicable to determine the potential income tax liability that we would incur if these funds were repatriated to the U.S. because the time and manner of repatriation is uncertain. We believe that domestic cash and cash equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period’s foreign earnings, and availability of our domestic line of credit continue to be sufficient to fund our domestic liquidity requirements.
Cash and cash equivalents increased $1.6 million during the six months ended June 30, 2017, compared to decreasing $2.8 million during the same period in 2016. The increase in cash primarily relates to an increase in insurance receivable collections of $104.4 million and improved working capital management mostly offset by net payments on long-term debt of approximately $124.8 million.
Operating activities. Operating activities provided cash of $146.3 million during the second quarter of 2017, compared to providing $12.5 million during the same period in 2016. The increase in operating cash flows during the period was attributable to higher insurance receivable collections and improved working capital management. We collected $93.5 million from insurance companies, net of product liability settlements paid, in the six months ended June 30, 2017 while we paid settlements, net of collections from insurance companies, of $48.7 million in the same period of 2016. Historically, cumulative trauma liability payments were funded with the Company's operating cash flow, pending resolution of disputed insurance coverage. Due to the recent success of collecting available insurance, the company expects to have annual cash flow streams from past and future settlements to fund the product liability reserve recorded in the second quarter of 2017. Although cash flows may vary from quarter to quarter, we do not expect there to be a material impact on our capital allocation priorities.
The amount recorded in connection with the recent settlements and remaining asserted cumulative trauma claims did not have a cash impact in the second quarter. Please refer to Note 18 to the unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information. Approximately $75.2 million of the total $93.1 million reserve relates to recent product liability settlements. The company will pay $25 million for the settlements in the second half of 2017, with the balance expected to be paid ratably over 7 quarters beginning in the first quarter of 2018 and ending in the third quarter of 2019. The remaining $17.9 million of the reserve reflects estimated indemnity for all other remaining asserted cumulative trauma product liability claims that are probable and estimable at June 30, 2017.
Investing activities. Investing activities used cash of $5.5 million during the six months ended June 30, 2017, compared to providing $6.4 million in the same period last year. The sale of our South African personal protective equipment distribution business and its Zambian operations drove cash inflows from investing activities in the first six months of 2016. Refer to Note 19 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Financing activities. Financing activities used cash of $142.5 million during the six months ended June 30, 2017, compared to using $24.5 million during the same period in 2016. During the six months ended June 30, 2017, we used our insurance receivables proceeds to make net payments on long-term debt of approximately $124.8 million. This compared to net payments of only $3.5 million during the same period in 2016. We paid cash dividends of $25.8 million during the six months ended June 30, 2017 compared to $24.3 million in the same period last year.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at June 30, 2017 resulted in a translation gain of $26.3 million being recorded to the cumulative translation adjustments shareholders' equity account during the six months ended June 30, 2017, compared to a loss of $1.4 million during the same period in 2016. The translation gain during the six months ended June 30, 2017 was primarily related to the strengthening of the euro, British pound, and Mexican peso relative to the U.S. dollar. The translation loss during the first six months of 2016 was primarily related to the weakening of the British pound and Mexican peso against the U.S. dollar.

COMMITMENTS AND CONTINGENCIES
We made contributions of $3.0 million to our pension plans during the six months ended June 30, 2017. We expect to make total contributions of approximately $5.9 million to our pension plans in 2017 which are primarily associated with our International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2017 totaling $13.4 million, of which $6.6 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at June 30, 2017. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2017, the Company has $0.9 million of restricted cash in support of these arrangements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $13.0 million and $1.9 million, respectively, for the three months ended June 30, 2017.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2017, we had open foreign currency forward contracts with a U.S. dollar notional value of $80.8 million. A hypothetical 10% increase in June 30, 2017 forward exchange rates would result in a $8.1 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments, these financial instruments are reported at carrying values that approximate fair values.
At June 30, 2017, we had $231.6 million of fixed rate debt which matures at various dates through 2031. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $14.2 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At June 30, 2017, we had $65.9 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could impact our future earnings under our current capital structure.

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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,472 cumulative trauma lawsuits comprised of 2,831 claims at June 30, 2017. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. Although we have reserved against the claims currently outstanding, the reserve does not take into account any cumulative trauma incurred but not reported (“IBNR”) claims, which losses could have a materially adverse effect on our business, operating results, financial condition and liquidity. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities with respect to claims included within the existing reserve. We will adjust the reserve for our liability relating to cumulative trauma claims from time to time based on the maturation of claims, developing facts and circumstances, and if actual experience differs from previous projections. These adjustments may reflect estimated liabilities for cumulative trauma IBNR claims, in the event we become able to reasonably assess the probability and estimate the magnitude of potential losses, which we are currently evaluating based on recent claims experience. These adjustments may be material and could increase the year over year variability of our financial results or materially impact future periods in which the reserve is adjusted.
In the normal course of business, MSA LLC, makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $108.6 million at June 30, 2017. As described in greater detail in Note 18 of the Condensed Consolidated Financial Statements, MSA LLC is currently involved in insurance coverage litigation regarding the rights and obligations under numerous insurance policies, and for the payment of amounts recorded as insurance receivables. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of coverage litigation, the outcome of negotiations with insurers, and the extent to which insurers may become insolvent in the future. Failure to recover amounts due from MSA LLC’s insurance carriers would result in it being unable to recover amounts already paid to resolve claims (and recorded as insurance receivables) and could have a materially adverse effect on our business, consolidated operating results, financial condition and liquidity.
Even if insurance coverage litigation is generally successful, the amount of our current reserve exceeds our potential insurance coverage and MSA LLC is largely self-insured for costs associated with cumulative trauma product liability claims currently included in our reserve as well as for future claims. Going forward, most of the costs in excess of our expected coverage capacity will be expensed without the expectation such costs will be covered by insurance reimbursement. MSA LLC expects to still obtain some limited insurance reimbursement from negotiated coverage-in-place agreements (although that coverage may not be immediately triggered or accessible) or from other sources of coverage, the precise amount of insurance reimbursement that may be available cannot be determined with specificity at this time.
Further, MSA LLC may experience an increase in newly filed claims or more aggressive settlement demands from plaintiffs at any time and since MSA LLC is largely self-insured for such claims, we could experience greater year over year variability in our consolidated financial results.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2017	—	$—	—	1,193,275
May 1 - 31, 2017	9,512	79.23	—	1,145,456
June 1 - 30, 2017	—	—	—	1,144,468
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

MSA SAFETY INCORPORATED

August 7, 2017	/s/ Kenneth D. Krause
Kenneth D. Krause
Vice President, Chief Financial Officer and Treasurer Duly Authorized Officer and Principal Financial Officer