Form 10-Q
period 2017-09-30
MSA Safety Inc
filed 2017-10-20
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 17, 2017, 38,031,977 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net sales	$296,129	$278,233	$850,669	$853,499
Cost of products sold	163,630	149,471	464,842	468,177
Gross profit	132,499	128,762	385,827	385,322

Selling, general and administrative	72,409	72,945	222,334	227,856
Research and development	12,351	13,116	35,282	34,623
Restructuring charges (Note 4)	3,214	1,889	16,920	3,697
Currency exchange losses, net	562	790	3,994	2,498
Other operating expense (Note 18)	3,346	—	32,956	—
Operating income	40,617	40,022	74,341	116,648

Interest expense	3,961	4,412	10,566	12,515
Other income, net	(981)	(2,041)	(2,061)	(3,704)
Total other expense, net	2,980	2,371	8,505	8,811

Income from continuing operations before income taxes	37,637	37,651	65,836	107,837
Provision for income taxes (Note 10)	5,411	11,329	6,306	38,866

Income from continuing operations	32,226	26,322	59,530	68,971
(Loss) income from discontinued operations (Note 19)	—	(1,300)	—	55
Net income	32,226	25,022	59,530	69,026

Net income attributable to noncontrolling interests	(160)	(836)	(519)	(2,006)

Net income attributable to MSA Safety Incorporated	$32,066	$24,186	$59,011	$67,020

Amounts attributable to MSA Safety Incorporated common shareholders:
Income from continuing operations	$32,066	$25,486	$59,011	$67,475
Loss from discontinued operations (Note 19)	—	(1,300)	—	(455)
Net income	$32,066	$24,186	$59,011	$67,020

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic
Income from continuing operations	$0.84	$0.68	$1.55	$1.80
Loss from discontinued operations (Note 19)	$—	$(0.04)	$—	$(0.01)
Net income	$0.84	$0.64	$1.55	$1.79
Diluted
Income from continuing operations	$0.83	$0.67	$1.52	$1.77
Loss from discontinued operations (Note 19)	$—	$(0.04)	$—	$(0.01)
Net income	$0.83	$0.63	$1.52	$1.76
Dividends per common share	$0.35	$0.33	$1.03	$0.98
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$32,226	$25,022	$59,530	$69,026
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 6)	10,021	(2,411)	34,888	(3,519)
Pension and post-retirement plan adjustments, net of tax (Note 6)	2,180	1,893	6,321	5,679
Reclassification from accumulated other comprehensive (loss) into earnings (Note 6)	—	—	—	4,125
Total other comprehensive income (loss), net of tax	12,201	(518)	41,209	6,285
Comprehensive income	44,427	24,504	100,739	75,311
Comprehensive income attributable to noncontrolling interests	(4,289)	(1,021)	(3,185)	(3,271)
Comprehensive income attributable to MSA Safety Incorporated	$40,138	$23,483	$97,554	$72,040
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$112,185	$113,759
Trade receivables, less allowance for doubtful accounts of $6,181 and $5,610	226,780	209,514
Inventories (Note 3)	160,280	103,066
Prepaid income taxes	20,618	16,378
Notes receivable, insurance companies (Note 18)	19,295	4,180
Prepaid expenses and other current assets	37,381	25,909
Total current assets	576,539	472,806

Property, plant and equipment, net (Note 5)	152,475	148,678
Prepaid pension cost	58,954	62,916
Deferred tax assets (Note 10)	36,094	23,240
Goodwill (Note 13)	417,949	333,276
Intangible assets (Note 13)	185,356	77,015
Notes receivable, insurance companies, noncurrent (Note 18)	59,151	63,147
Insurance receivable (Note 18) and other noncurrent assets	108,699	172,842
Total assets	$1,595,217	$1,353,920

Liabilities
Notes payable and current portion of long-term debt, net (Note 12)	$26,667	$26,666
Accounts payable	65,589	62,734
Employees’ compensation	36,848	39,880
Insurance and product liability (Note 18)	72,739	19,438
Income taxes payable (Note 10)	—	3,889
Other current liabilities	71,245	68,803
Total current liabilities	273,088	221,410

Long-term debt, net (Note 12)	445,717	363,836
Pensions and other employee benefits	172,851	157,927
Deferred tax liabilities (Note 10)	37,347	34,044
Other noncurrent liabilities	45,007	15,491
Total liabilities	$974,010	$792,708
Commitments and contingencies (Note 18)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	3,569	3,569
Common stock, no par value (Note 7)	189,145	172,681
Treasury shares, at cost (Note 7)	(299,583)	(289,254)
Accumulated other comprehensive loss (Note 6)	(191,703)	(230,246)
Retained earnings	915,311	901,415
Total MSA Safety Incorporated shareholders' equity	616,739	558,165
Noncontrolling interests	4,468	3,047
Total shareholders’ equity	621,207	561,212
Total liabilities and shareholders’ equity	$1,595,217	$1,353,920

The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2017	2016
Operating Activities
Net income	$59,530	$69,026
Depreciation and amortization	27,665	26,651
Restructuring charges (Note 4)	11,384	—
Stock-based compensation (Note 11)	9,668	8,292
Pension expense (Note 15)	5,307	5,094
Deferred income tax benefit	(9,590)	(184)
Loss (gain) on asset dispositions, net	65	(1,512)
Pension contributions (Note 15)	(4,425)	(4,700)
Currency exchange losses, net	3,994	2,516
Other operating expense (Note 18)	32,956	—
Changes in:
Trade receivables	10,108	16,215
Inventories (Note 3)	(36,894)	(9,961)
Income taxes receivable, prepaid expenses and other current assets	19,248	(2,635)
Accounts payable and accrued liabilities	(16,096)	(81,856)
Other noncurrent assets and liabilities	76,326	4,491
Cash Flow From Operating Activities	189,246	31,437
Investing Activities
Capital expenditures	(11,730)	(16,146)
Acquisition, net of cash acquired (Note 14)	(213,990)	(18,261)
Property disposals and other investing (Note 19)	729	17,932
Cash Flow Used in Investing Activities	(224,991)	(16,475)
Financing Activities
Proceeds from short-term debt, net	—	75
Proceeds from long-term debt (Note 12)	491,500	332,664
Payments on long-term debt (Note 12)	(415,600)	(316,656)
Restricted cash	472	1,304
Cash dividends paid	(39,200)	(36,675)
Company stock purchases	(16,656)	(1,881)
Exercise of stock options	12,392	6,105
Employee stock purchase plan	282	252
Excess tax benefit related to stock plans	—	(434)
Other, net	(590)	(1,008)
Cash Flow From (Used in) Financing Activities	32,600	(16,254)
Effect of exchange rate changes on cash and cash equivalents	1,571	1,400
(Decrease) increase in cash and cash equivalents	(1,574)	108
Beginning cash and cash equivalents	113,759	105,925
Ending cash and cash equivalents	$112,185	$106,033
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances June 30, 2016	$877,103	$(202,476)
Net income	25,022	—
Foreign currency translation adjustments	—	(2,411)
Pension and post-retirement plan adjustments, net of tax of $1,046	—	1,893
Income attributable to noncontrolling interests	(836)	(185)
Common dividends	(12,381)	—
Preferred dividends	(10)	—
Balances September 30, 2016	888,898	(203,179)

Balances June 30, 2017	896,621	(199,775)
Net income	32,226	—
Foreign currency translation adjustments	—	10,021
Pension and post-retirement plan adjustments, net of tax of $1,009	—	2,180
(Income) loss attributable to noncontrolling interests	(160)	(4,129)
Common dividends	(13,366)	—
Preferred dividends	(10)	—
Balances September 30, 2017	$915,311	$(191,703)

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2015	$858,553	$(208,199)
Net income	69,026	—
Foreign currency translation adjustments	—	(3,519)
Pension and post-retirement plan adjustments, net of tax of $3,132	—	5,679
Income attributable to noncontrolling interests	(2,006)	(1,265)
Reclassification from accumulated other comprehensive (loss) into earnings	—	4,125
Common dividends	(36,645)	—
Preferred dividends	(30)	—
Balances September 30, 2016	888,898	(203,179)

Balances December 31, 2016	901,415	(230,246)
Net income	59,530	—
Foreign currency translation adjustments	—	34,888
Pension and post-retirement plan adjustments, net of tax of $3,052	—	6,321
(Income) loss attributable to noncontrolling interests	(519)	(2,666)
Common dividends	(39,170)	—
Preferred dividends	(30)	—
Cumulative effect of the adoption of ASU 2016-16 (Note 2)	(5,915)	—
Balances September 30, 2017	$915,311	$(191,703)
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
Note 2— Recently Adopted and Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue with Contracts from Customers. This ASU establishes a single revenue recognition model for all contracts with customers based on recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, eliminates industry specific requirements, and expands disclosure requirements. This ASU is required to be adopted beginning January 1, 2018. Our revenue streams include agreements with distributors and agreements with end users, including governmental entities. The Company continues to evaluate the impact that the adoption of this ASU will have on the consolidated financial statements, including the timing of revenue recognition associated with certain customized products. We have conducted a risk assessment and have provided numerous training sessions to begin educating individuals throughout the business on the requirements of the new standard. We have substantially completed our contract analysis and the adoption of ASU 2014-09 is not expected to have a material impact on our consolidated financial position or results of operations. Based on the evaluation of our current contracts and revenue streams, we anticipate they will be recorded consistently under both existing GAAP and the new standard. As such, we do not expect to record an adjustment on January 1, 2018 under the modified retrospective method of adoption. The majority of our revenue transactions are not accounted for under industry-specific guidance that will be superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. We will continue to hold training sessions throughout the rest of 2017 and have drafted a new accounting policy to incorporate the guidance within the new standard into our revenue recognition policies to be applied in 2018 upon adoption of the new standard and going forward. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We are currently drafting enhanced disclosures surrounding revenue recognition.
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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to record a right of use asset and a liability for virtually all leases. This ASU will be effective beginning January 1, 2019. The Company is working to develop a transition plan and continues to evaluate the impact that the adoption of this ASU will have on the consolidated financial statements. During the third quarter of 2017, we conducted a survey to identify all leases across the organization and are currently working to obtain all lease contracts to accumulate the necessary information for adoption. We have identified that a majority of our leases fall into one of three categories: office equipment, real estate and vehicles. We have also identified that most office equipment and vehicle leases utilize standard master leasing contracts that have similar terms. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. At September 30, 2017, the Company's undiscounted future minimum rent commitments under noncancellable operating leases were approximately $41.0 million. We will adopt the standard using the modified retrospective approach and are still evaluating whether we will elect the practical expedients allowed in the standard.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for many aspects associated with share-based payment accounting including income taxes and the use of forfeiture rates. This ASU was adopted on January 1, 2017. The provisions of this ASU which impacted us included a requirement that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of shareholders’ equity. The Company expects this to create volatility in its effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The extent of excess tax benefits/deficiencies is subject to variation in our stock price and timing/extent of stock-based compensation share vestings and employee stock option exercises. This ASU also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted earnings per share and no longer requires a presentation of excess tax benefits and deficiencies related to the vesting and exercise of share-based compensation as both an operating outflow and financing inflow on the statement of cash flows. We have applied all of these changes on a prospective basis and therefore, prior years were not adjusted. Additionally, this ASU allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. We elected to maintain our current forfeitures policy and will continue to include an estimate of those forfeitures when recognizing stock-based compensation expense. This ASU also requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as a financing activity (eliminating previous diversity in practice). Adoption of this ASU resulted in an additional discrete tax benefit of approximately $6.9 million during the nine months ended ended September 30, 2017.
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
Note 3—Inventories
The following table sets forth the components of inventory:

(In thousands)	September 30, 2017	December 31, 2016
Finished products	$70,446	$54,348
Work in process	12,076	6,542
Raw materials and supplies	119,651	84,069
Inventories at current cost	202,173	144,959
Less: LIFO valuation	(41,893)	(41,893)
Total inventories	$160,280	$103,066
Note 4—Restructuring Charges
During the three and nine months ended September 30, 2017, we recorded restructuring charges, net of adjustments, of $3.2 million and $16.9 million, respectively. Americas segment restructuring charges of $12.5 million during the nine months ended September 30, 2017 related primarily to the voluntary retirement incentive package described below as well as severance from staff reductions in Brazil. International segment restructuring charges of $4.4 million during the nine months ended September 30, 2017 were related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe and right size our operations in Australia and Africa.
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

During the three and nine months ended September 30, 2016, we recorded restructuring charges, net of adjustments of $1.9 million and $3.7 million. International segment charges of $3.4 million during the nine months ended September 30, 2016 were related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Europe and Asia. Americas segment restructuring charges of $1.2 million during the nine months ended September 30, 2016 related primarily to severance from staff reductions in Latin America. Favorable adjustments for changes in estimates on employee restructuring reserves of $1.1 million were made during the nine months ended September 30, 2016.
Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2015	$1.6	$5.4	$1.1	$8.1
Restructuring charges	1.8	5.3	0.2	7.3
Adjustments to estimates on restructuring reserves	(0.5)	(0.6)	(0.5)	(1.6)
Cash payments	(2.0)	(7.3)	(0.5)	(9.8)
Reserve balances at December 31, 2016	$0.9	$2.8	$0.3	$4.0
Restructuring charges	12.5	4.5	—	17.0
Adjustments to estimates on restructuring reserves	—	(0.1)	—	(0.1)
Cash payments/utilization	(12.9)	(2.5)	(0.3)	(15.7)
Reserve balances at September 30, 2017	$0.5	$4.7	$—	$5.2
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment:

(In thousands)	September 30, 2017	December 31, 2016
Land	$3,299	$2,684
Buildings	119,657	111,762
Machinery and equipment	383,642	361,010
Construction in progress	9,907	10,714
Total	516,505	486,170
Less: accumulated depreciation	(364,030)	(337,492)
Net property, plant and equipment	$152,475	$148,678

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
The changes in Accumulated Other Comprehensive Loss were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(113,927)	$(115,603)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(10)	(88)	—	—
Recognized net actuarial losses	3,199	3,027	—	—
Tax benefit	(1,009)	(1,046)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	2,180	1,893	—	—
Balance at end of period	$(111,747)	$(113,710)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(85,848)	$(86,873)	$(3,427)	$(2,536)
Foreign currency translation adjustments	5,892	(2,596)	4,129	185
Balance at end of period	$(79,956)	$(89,469)	$702	$(2,351)

	MSA Safety Incorporated		Noncontrolling Interests
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(118,068)	$(119,389)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(228)	(268)	—	—
Recognized net actuarial losses	9,601	9,079	—	—
Tax benefit	(3,052)	(3,132)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	6,321	5,679	—	—
Balance at end of period	$(111,747)	$(113,710)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(112,178)	$(88,810)	$(1,964)	$(3,616)
Reclassification into earnings	—	3,355	—	770
Foreign currency translation adjustments	32,222	(4,014)	2,666	495
Balance at end of period	$(79,956)	$(89,469)	$702	$(2,351)
(a) The reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 15—Pensions and Other Post-Retirement Benefits).

Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,878 shares held in treasury at September 30, 2017. There were no treasury purchases of preferred stock during the nine months ended September 30, 2017 or 2016. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of September 30, 2017.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2016. No new shares have been issued in 2017. There were 38,025,521 and 37,736,578 shares outstanding at September 30, 2017 and December 31, 2016, respectively.
Treasury Shares - In 2015, the Board of Directors adopted a stock repurchase program. The program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were 168,941 shares repurchased during nine months ended September 30, 2017 No shares were repurchased during the nine months ended September 30, 2016. We do not have any other share purchase programs. There were 24,055,870 and 24,344,813 Treasury Shares at September 30, 2017 and December 31, 2016, respectively.
The Company issues Treasury Shares for all share based benefit plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 526,890 Treasury Shares issued for these purposes during the nine months ended September 30, 2017.
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

Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended September 30, 2017
Sales to external customers	$186,898	$109,231	$—	$—	$296,129
Intercompany sales	31,451	72,496	—	(103,947)	—
Operating income					40,617
Restructuring and other charges					3,214
Currency exchange losses, net					562
Other operating expense (Note 18)					3,346
Adjusted operating income (loss)	47,256	9,077	(8,594)	—	47,739
Adjusted operating margin %	25.3%	8.3%
Total Assets	$1,037,690	$542,542	$10,862	$4,123	$1,595,217
Nine Months Ended September 30, 2017
Sales to external customers	$528,426	$322,243	$—	$—	$850,669
Intercompany sales	93,904	218,267	—	(312,171)	—
Operating income					74,341
Restructuring and other charges					16,920
Currency exchange losses, net					3,994
Other operating expense (Note 18)					32,956
Adjusted operating income (loss)	130,887	26,691	(29,367)	—	128,211
Adjusted operating margin %	24.8%	8.3%
Total Assets	$1,037,690	$542,542	$10,862	$4,123	$1,595,217

(In thousands)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended September 30, 2016
Sales to external customers	$165,359	$112,874	$—	$—	$278,233
Intercompany sales	28,324	65,098	—	(93,422)	—
Operating income					40,022
Restructuring and other charges					1,889
Currency exchange losses, net					790
Other operating expense (Note 18)					—
Adjusted operating income (loss)	41,458	10,511	(9,268)	—	42,701
Adjusted operating margin %	25.1%	9.3%
Total Assets	$885,416	$533,868	$3,829	$4,833	$1,427,946
Nine Months Ended September 30, 2016
Sales to external customers	$510,324	$343,175	$—	$—	$853,499
Intercompany sales	86,194	195,435	—	(281,629)	—
Operating income					116,648
Restructuring and other charges					3,697
Currency exchange losses, net					2,498
Other operating expense (Note 18)					—
Adjusted operating income (loss)	117,475	31,659	(26,291)	—	122,843
Adjusted operating margin %	23.0%	9.2%
Total Assets	$885,416	$533,868	$3,829	$4,833	$1,427,946
1Reconciling items consist primarily of intercompany eliminations and items not directly attributable to reporting segments.

The percentage of total sales by product group were as follows:

Three Months Ended September 30,	2017	2016
Breathing Apparatus	22%	24%
Fixed Gas & Flame Detection	21%	22%
Portable Gas Detection	12%	13%
Industrial Head Protection	12%	11%
Fall Protection	8%	9%
Firefighter Helmets & Protective Apparel	11%	4%
Other	14%	17%

Nine Months Ended September 30,	2017	2016
Breathing Apparatus	24%	26%
Fixed Gas & Flame Detection	20%	20%
Portable Gas Detection	13%	13%
Industrial Head Protection	12%	10%
Fall Protection	8%	9%
Firefighter Helmets & Protective Apparel	7%	5%
Other	16%	17%

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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net income from continuing operations	$32,066	$25,486	$59,011	$67,475
Preferred stock dividends	(10)	(11)	(30)	(29)
Income from continuing operations available to common equity	32,056	25,475	58,981	67,446
Dividends and undistributed earnings allocated to participating securities	(36)	(38)	(62)	(105)
Income from continuing operations available to common shareholders	32,020	25,437	58,919	67,341

Net loss from discontinued operations	$—	$(1,300)	$—	$(455)
Preferred stock dividends	—	1	—	(1)
Loss from discontinued operations available to common equity	—	(1,299)	—	(456)
Dividends and undistributed earnings allocated to participating securities	—	2	—	1
Loss from discontinued operations available to common shareholders	—	(1,297)	—	(455)

Basic weighted-average shares outstanding	38,074	37,487	37,970	37,407
Stock options and other stock compensation	628	625	722	501
Diluted weighted-average shares outstanding	38,702	38,112	38,692	37,908
Antidilutive stock options	—	—	—	—

Earnings per share attributable to continuing operations:
Basic	$0.84	$0.68	$1.55	$1.80
Diluted	$0.83	$0.67	$1.52	$1.77

Loss per share attributable to discontinued operations:
Basic	$—	$(0.04)	$—	$(0.01)
Diluted	$—	$(0.04)	$—	$(0.01)
Note 10—Income Taxes
The Company's effective tax rate for the third quarter of 2017 was 14.4% and differs from the U.S. federal statutory rate of 35% primarily due to a 6.6% benefit associated with the reduction of exit taxes related to our European reorganization, additional manufacturing deduction benefits and the release of valuation allowance on foreign losses. The Company's effective tax rate for the third quarter of 2016 of 30.1% differs from the U.S. federal statutory rate of 35% primarily due to profitability in more favorable tax jurisdictions and benefits associated with U.S. tax credits for research and development and the manufacturing deduction.
The Company's effective tax rate for the nine months ended September 30, 2017 was 9.6% and differs from the U.S. federal statutory rate of 35% primarily due to a significant tax benefit of approximately 10.5% related to certain share-based payments related to the adoption of ASU 2016-09 as well as a 3.8% benefit associated with the reduction of exit taxes related to our European reorganization, additional manufacturing deduction benefits and the release of a valuation allowance on foreign losses. The effective tax rate for the nine months ended September 30, 2016 was 36.0%, inclusive of 3.3% associated with exit taxes related to our European reorganization. The 36.0% rate for the nine month period of 2016 differs from the U.S. federal statutory rate of 35% primarily due to the exit taxes discussed above, partially offset by profitability in more favorable tax jurisdictions and benefits associated with U.S. tax credits for research and development and the manufacturing deduction.

At September 30, 2017, the Company had a gross liability for unrecognized tax benefits of $15.4 million. The Company has recognized tax benefits associated with these liabilities of $6.8 million at September 30, 2017. The gross liability includes amounts associated with prior period foreign tax exposure.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest related to uncertain tax positions was $1.8 million at September 30, 2017.
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
Stock compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Stock compensation expense	$1,435	$1,341	$9,668	$8,292
Income tax benefit	543	515	3,650	3,210
Stock compensation expense, net of income tax benefit	$892	$826	$6,018	$5,082
A summary of stock option activity for the nine months ended September 30, 2017 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	1,576,092	$37.63
Exercised	(422,711)	29.32
Outstanding at September 30, 2017	1,153,381	40.68
Exercisable at September 30, 2017	785,377	$38.11
Restricted stock and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock and unit activity for the nine months ended September 30, 2017 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	234,592	$49.76
Granted	65,683	74.90
Vested	(72,128)	51.35
Forfeited	(3,174)	50.11
Unvested at September 30, 2017	224,973	$57.16
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
A summary of performance stock unit activity for the nine months ended September 30, 2017 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	186,621	$46.18
Granted	98,886	72.73
Performance adjustments	27,915	57.26
Vested	(71,403)	56.47
Unvested at September 30, 2017	242,019	$55.06
The performance adjustments above relate to the final number of shares issued for the 2014 Management Performance Units, which were 189.2% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2017.
Note 12—Long-Term Debt

(In thousands)	September 30, 2017	December 31, 2016
2006 Senior Notes payable through 2021, 5.41%, net of debt issuance costs	$33,333	$33,333
2010 Senior Notes payable through 2021, 4.00%, net of debt issuance costs	100,000	100,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	73,511	67,713
Senior revolving credit facility maturing in 2020, net of debt issuance costs	265,540	189,456
Total	472,384	390,502
Amounts due within one year, net of debt issuance costs	26,667	26,666
Long-term debt, net of debt issuance costs	$445,717	$363,836
Under the 2015 Amended and Restated Credit Agreement associated with our senior revolving credit facility, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) the Prime Rate, (ii) the Federal Funds Open Rate plus one half of one percent (0.5%) or (iii) the Daily Libor Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average interest rate of 2.22% on the senior revolving credit facility as of September 30, 2017. At September 30, 2017, $301.6 million of the existing $575.0 million senior revolving credit facility was unused including letters of credit.

On January 22, 2016, the Company entered into a multi-currency note purchase and private shelf agreement, pursuant to which MSA issued notes in an aggregate original principal amount of £54.9 million (approximately $73.6 million at September 30, 2017). The notes are repayable in annual installments of £6.1 million (approximately $8.2 million at September 30, 2017), commencing January 22, 2023, with a final payment of any remaining amount outstanding on January 22, 2031. The interest rate on these notes is fixed at 3.4%. The note purchase agreement requires MSA to comply with specified financial covenants including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.25 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the note purchase agreement contains negative covenants limiting the ability of MSA and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of MSA's or its subsidiaries' business.
The revolving credit facilities and note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facilities and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at September 30, 2017.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2017 totaling $13.2 million, of which $6.6 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at September 30, 2017. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2017, the Company has $0.8 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the nine months ended September 30, 2017 are as follows:

(In thousands)	Goodwill
Balance at January 1, 2017	$333,276
Additions (Note 14)	71,721
Currency translation	12,952
Balance at September 30, 2017	$417,949
At September 30, 2017, the Company had goodwill of $270.5 million and $147.4 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization during the nine months ended September 30, 2017 are as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2017	$77,015
Additions (Note 14)	110,680
Amortization expense	(6,682)
Currency translation	4,343
Net balance at September 30, 2017	$185,356
Note 14—Acquisitions

Acquisition of Globe Holding Company, LLC
On July 31, 2017, we acquired 100% of the common stock in Globe Holding Company, LLC ("Globe") in an all-cash transaction valued at $215 million minus a working capital adjustment of $1.0 million. There is no contingent consideration.
Based in Pittsfield, NH, Globe is a leading innovator and provider of firefighter protective clothing and boots. This acquisition aligns with our corporate strategy in that it strengthens our leading position in the North American fire service market. The transaction was funded through borrowings on our unsecured senior revolving credit facility.

Globe operating results are included in our consolidated financial statements from the acquisition date as part of the Americas reportable segment. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.
The following table summarizes the preliminary fair values of the Globe assets acquired and liabilities assumed at the date of acquisition:

(In millions)	July 31, 2017
Current assets (including cash of $58 thousand)	$28.6
Property, plant and equipment and other noncurrent assets	8.7
Trade name	60.0
Distributor relationships	40.2
Acquired technology and other intangible assets	10.5
Goodwill	71.7
Total assets acquired	219.7
Total liabilities assumed	5.7
Net assets acquired	$214.0
The amounts in the table above are subject to change upon completion of the valuation of the assets acquired and liabilities assumed. This valuation is expected to be completed by mid-2018.
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management, based, in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the relief from royalty method for trade name and technology related intangible assets; the excess earnings approach for distributor relationships using distributor inputs and contributory charges; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on Globe pre-acquisition forecasts coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The distributor relationships acquired in the Globe transaction will be amortized over a period of 20 years and the remaining identifiable assets will be amortized over 5 years. The trade name was determined to have an indefinite useful life. We will perform an impairment assessment annually on the trade name, or sooner if there is a triggering event. Additionally, as part of each impairment assessment, we will reassess whether the asset continues to have an indefinite life or whether it should be reassessed with a finite life. Estimated future amortization expense related to the identifiable intangible assets is approximately $1.7 million for the remainder of 2017 and $4.1 million in each of the next four years 2018 through 2021 and $3.2 million in 2022. Estimated future depreciation expense related to Globe property, plant and equipment is approximately $0.3 million for the remainder of 2017 and $1.0 million in each of the next five years.
Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Globe with our operations. Goodwill of $71.7 million related to the Globe acquisition has been recorded in the Americas reportable segment and is deductible for tax purposes.

Acquisition of Senscient, Inc.
On September 19, 2016, we acquired 100% of the common stock of Senscient, Inc. ("Senscient") for $19.1 million in cash. There is no contingent consideration. Senscient, which is headquartered in the UK, is a leader in laser-based open path gas detection technology. The acquisition of Senscient expands and enhances MSA’s technology offerings in the global market for fixed gas and flame detection systems, as the Company continues to execute its core product growth strategy. The acquisition was funded through borrowings on our unsecured senior revolving credit facility.
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
Our results for the nine months ended September 30, 2017, include transaction and integration costs of $0.4 million related to the Senscient acquisition and $1.0 million related to the acquisition of Globe Holding Company LLC. These costs are reported in selling, general and administrative expenses.

The operating results of both acquisitions have been included in our consolidated financial statements from the acquisition date through September 30, 2017. Our results for the nine months ended September 30, 2017 include Globe sales and net income of $19.7 million and $1.7 million, respectively. Excluding transaction and integration costs, Globe provided $2.4 million of net income for the nine months ended September 30, 2017.
The following unaudited pro forma information presents our combined results as if both acquisitions had occurred at the beginning of 2016. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between MSA and either Senscient or Globe during the periods presented that are required to be eliminated. Intercompany transactions between Senscient companies as well as the Globe companies during the periods presented have been eliminated in the unaudited pro forma condensed combined financial information. The unaudited pro forma condensed combined financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined companies may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.
Pro forma condensed combined financial information (Unaudited)

	Three months ended		Nine months ended
(In millions, except per share amounts)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$304.6	$305.5	$915.1	$940.0
Income from continuing operations	30.8	29.9	68.4	81.7
Basic earnings per share from continuing operations	0.81	0.80	1.80	2.18
Diluted earnings per share from continuing operations	0.80	0.78	1.77	2.15
The unaudited pro forma condensed combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisitions been completed as of the date and for the period presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisitions. In addition, the unaudited proforma condensed combined financial information is not intended to project the future financial position or results of operations of the combined company.
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting under existing GAAP. MSA has been treated as the acquirer.

Note 15—Pensions and Other Post-retirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits			Other Benefits
(In thousands)	2017		2016	2017	2016
Three Months Ended September 30,
Service cost	$2,721		$2,634	$96	$106
Interest cost	4,572		4,702	204	237
Expected return on plan assets	(8,738)		(8,682)	—	—
Amortization of prior service cost	(4)		17	(6)	(105)
Recognized net actuarial losses	3,184		3,010	15	17
Settlements	34		17	—	—
Net periodic benefit cost	1,769		1,698	309	255

Nine Months Ended September 30,
Service cost	$8,163		$7,902	$308	$318
Interest cost	13,716		14,106	678	711
Expected return on plan assets	(26,214)		(26,046)	—	—
Amortization of prior service cost	(12)		47	(216)	(315)
Recognized net actuarial losses	9,552		9,028	49	51
Settlements	102		57	—	—
Net periodic benefit cost, excluding below	5,307		5,094	819	765
Special termination charge	11,384	(a)	—	—	—
Net periodic benefit cost	16,691		5,094	819	765
(a) Represents the charge for special termination benefits related to the VRIP which were paid from our over funded North America pension plan and recorded as restructuring charges on the condensed consolidated statement of income. See further details in Note 4.
We made contributions of $4.4 million and $4.7 million to our pension plans during the nine months ended September 30, 2017 and 2016, respectively. We expect to make total contributions of approximately $5.9 million to our pension plans in 2017 which are primarily associated with our International segment.
Note 16—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange gains or losses in the condensed consolidated statement of income. The notional amount of open forward contracts was $77.1 million and $75.3 million at September 30, 2017 and December 31, 2016, respectively.
The following table presents the condensed consolidated balance sheet location and fair value of assets associated with derivative financial instruments:

(In thousands)	September 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$887	$258
Foreign exchange contracts: other current assets	43	566

The following table presents the condensed consolidated statement of income location and impact of derivative financial instruments:

		(Gain) Loss Recognized in Income
		Nine Months Ended September 30,
(In thousands)	Statement of Income Location	2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange (gains) losses	$(5,780)	$2,158
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
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $207.0 million and $211.3 million at September 30, 2017 and 2016, respectively. The fair value of this debt was $226.1 million and $236.8 million at September 30, 2017 and 2016, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating like rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 18—Contingencies
Product Liability
The Company categorizes the product liability claims of its subsidiary MSA LLC into two main categories: single incident and cumulative trauma.
Single incident claims. Single incident product liability claims involve incidents of short duration that are typically known to us when they occur and involve observable injuries, which provide an objective basis for quantifying damages. MSA LLC works with an outside valuation consultant to review its single incident product liability exposure on an annual basis, or more frequently if changing circumstances or developments in existing cases make an interim review appropriate. The review process takes into account the number and composition of asserted claims, expected settlement costs for reported claims, and an estimate of costs for unreported claims (claims incurred but not reported or "IBNR"). The estimate for IBNR claims is based on experience, sales volumes, and other relevant information. Adjustments are made to the reserve as appropriate. The reserve for single incident product liability claims, which includes reported and IBNR claims, was $3.7 million at September 30, 2017 and $3.4 million at December 31, 2016. Single incident product liability expense was $0.3 million during the nine months ended September 30, 2017 and $0.5 million during the nine months ended September 30, 2016.

Cumulative trauma claims. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. There are two types of cumulative trauma claims, asserted and IBNR claims. MSA LLC is presently named as a defendant in 1,435 lawsuits comprised of 2,271 asserted claims. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. Although there is year over year variability in the number and quality of asserted claims defended and resolved, MSA LLC’s aggregate spend for cumulative trauma product liability asserted claims (inclusive of settlements and defense costs) for the three years ended December 31, 2016, totaled approximately $150.9 million, substantially all of which was recorded as insurance receivables or notes receivable from insurance companies because the amounts are believed to be recoverable under insurance.
A summary of cumulative trauma product liability lawsuits and asserted claims activity follows:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Open lawsuits, beginning of period	1,794	1,988
New lawsuits	304	379
Settled and dismissed lawsuits	(663)	(573)
Open lawsuits, end of period	1,435	1,794

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Asserted claims, beginning of period	3,023	3,779
New claims	349	843
Settled and dismissed claims	(1,101)	(1,599)
Asserted claims, end of period	2,271	3,023
More than half of the open lawsuits at September 30, 2017 have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any point due to changes in circumstances. In August 2017 prior to filing our second quarter Form 10-Q, MSA LLC agreed to resolve a substantial number of cumulative trauma claims as discussed below.
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

Management works with outside legal counsel quarterly to review its cumulative trauma product liability known claim exposure. Similarly, management works with an outside valuation consultant and outside legal counsel to review its cumulative trauma product liability IBNR exposure on an annual basis, or more frequently if changing circumstances or developments in existing cases make an interim review appropriate. The review process takes into account the number and composition of asserted claims, outcomes of matters resolved during current and prior periods, and variances associated with different groups of claims and venues, as well as any other relevant information.

In August 2017, we obtained more information about a significant number of asserted claims, including the nature and extent of the alleged injuries, product identification and other factors. We subsequently agreed to resolve a substantial number of these cumulative trauma claims for $75.2 million, a portion of which were insured, including the Couch claim which has been disclosed in our previous Form 10-Q and 10-K filings. Amounts in excess of our estimated insurance recoveries were reflected within Other operating expense in the Condensed Consolidated Statement of Income and did not have a material cash impact on the second quarter. MSA LLC paid $3.2 million related to these settlements during the third quarter and will pay $22.0 million in the fourth quarter of 2017. The balance is expected to be paid ratably over 7 quarters beginning in the first quarter of 2018 and ending in the third quarter of 2019. As a result of these developments, MSA LLC’s cumulative trauma product liability reserve covers all asserted cumulative trauma product liability claims and we are now largely self-insured for cumulative trauma claims.
The total cumulative trauma product liability reserve was $91.6 million and $11.1 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, $63.0 million of the cumulative trauma product liability reserve is recorded in the Insurance and product liability line within other current liabilities in the Condensed Consolidated Balance Sheet and the remainder, $28.6 million, is recorded in the Other noncurrent liabilities line. All of the liability as of December 31, 2016 was recorded in the Insurance and product liability line within other current liabilities. To arrive at the estimated reserve, it was necessary to employ significant assumptions. The reserve does not include amounts which will be spent to defend the remaining claims covered by the reserve. These costs are recognized in the condensed consolidated statement of income as incurred.
The liability recorded does not take into account any cumulative trauma IBNR claims. Historically, we have worked with our outside valuation consultant and legal counsel and have concluded that we are unable to reasonably estimate the magnitude of potential losses relating to cumulative trauma IBNR claims due to lack of confidence in the consistency of claims composition and low volume of resolution. We are currently evaluating these potential claims based on our recent claims experience and will continue to work with our outside valuation consultant and legal counsel respecting such evaluation in the fourth quarter of 2017. If we are better able to estimate the magnitude of potential losses relating to cumulative trauma IBNR claims, we may increase our reserve to include all or a portion of the cumulative trauma IBNR claims.
Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities with respect to claims included within the existing reserve that have not been settled or related to claims not included in the reserve. We will adjust the reserve for our liability relating to cumulative trauma claims from time to time based on the maturation of claims, developing facts and circumstances, and if actual experience differs from previous projections. These adjustments may reflect changes in estimates for claims currently included in the reserve, as well as estimated liabilities for claims incurred but not reported ("IBNR"). These adjustments may be material and could increase the year over year variability of our consolidated financial results or materially impact future periods in which a reserve is recorded.
Insurance Receivable and Notes Receivable, Insurance Companies
MSA LLC purchased insurance policies for the policy years from 1952-1986 from over 20 different insurance carriers that, subject to some common contract exclusions, provide coverage for cumulative trauma product liability losses and, in many instances, related defense costs (the "Occurrence-Based Policies"). As of April 1986, MSA LLC’s insurance policies have significant per claim retentions and applicable exclusions.
In the normal course of business, MSA LLC makes payments to settle product liability claims and for related defense costs and records receivables for the estimated amounts that are covered by insurance. Since we are now largely self-insured for cumulative trauma claims, additional amounts recorded as insurance receivables will be limited. Various factors could affect the timing and amount of recovery of the insurance receivable, including the outcome of negotiations with insurers and the outcome of the coverage litigation with respect to the Occurrence-Based Policies, and the extent to which the issuing insurers may become insolvent in the future. Insurance receivables are recorded at present value based on expected timing of receipts.
Insurance receivables at September 30, 2017 totaled $108.7 million, of which, $10.5 million is reported in Prepaid expenses and other current assets and $98.2 million is reported in Insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2016 totaled $159.9 million, of which $2.0 million was reported in Prepaid expenses and other current assets and $157.9 million was reported in Insurance receivable and other noncurrent assets.

A summary of insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Balance beginning of period	$159.9	$229.5
Additions	68.4	29.2
Collections and settlements converted to notes receivable	(119.6)	(98.8)
Balance end of period	$108.7	$159.9
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
In some cases, settlements are converted to formal notes receivable from insurance companies. The notes receivable are recorded as a transfer from the insurance receivable balance to the Notes receivable, insurance companies (current and noncurrent) in the Condensed Consolidated Balance Sheet. In cases where the payment stream covers multiple years and there are no contingencies, the present value of the payments is recorded as a transfer from the insurance receivable balance to the Notes receivable, insurance companies (current and long-term) in the Condensed Consolidated Balance Sheet. Provided the remaining insurance receivable is recoverable through the insurance carriers, no gain or loss is recognized at the time of transfer from Insurance receivable to Notes receivable, insurance companies.
Notes receivable from insurance companies at September 30, 2017 totaled $78.4 million, of which $19.3 million is reported in Notes receivable, insurance companies, current and $59.1 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2016 totaled $67.3 million, of which $4.2 million was reported in Notes receivable, insurance companies, current and $63.1 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of notes receivable balances from insurance companies is as follows:

(In millions)	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Balance beginning of period	$67.3	$8.7
Additions	34.6	95.6
Collections	(23.5)	(37.0)
Balance end of period	$78.4	$67.3
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
Total cumulative trauma liability losses were $101.4 million for the nine months ended September 30, 2017. Uninsured cumulative trauma product liability losses, which were included in Other operating expense on the condensed consolidated statement of income, were $33.0 million for the nine months ended September 30, 2017.
Insurance Litigation
Through negotiated settlements, MSA LLC has reached resolution with the majority of its insurance carriers regarding its Occurrence-Based Policies and is currently involved in insurance coverage litigation with its three remaining insurance carriers, including The North River Insurance Company (North River). Assuming satisfactory resolution, once disputes are resolved with the three remaining carriers, as described below, including North River, MSA LLC anticipates having commitments to provide future payment streams which should be sufficient to satisfy its presently recorded insurance receivables due from insurance carriers.

Even if insurance coverage litigation is generally successful, the amount of our reserve exceeds our estimate of potential insurance coverage at September 30, 2017 and MSA LLC is largely self-insured for costs associated with the cumulative trauma product liability claims included in our reserve as well as future claims. MSA LLC expects to obtain some limited insurance reimbursement from negotiated coverage-in-place agreements (although that coverage may not be immediately triggered or accessible) or from other sources of coverage, but the precise amount of insurance reimbursement available at that time cannot be determined with specificity at this time.
North River
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
On October 6, 2016, a Pennsylvania state court jury found that North River breached the three contracts at issue in the case, and that North River also violated common law standards of bad faith in handling MSA LLC's claims. As a result of the jury's findings, the court entered a verdict in favor of MSA LLC and against North River for $10.9 million, the full amount of the contractual damages at issue in the case. The $10.9 million, which is comprised of previously recorded payments to settle product liability claims and related defense costs, is part of MSA LLC's insurance receivable. In addition to the claims decided by the jury, MSA LLC also presented a claim under Pennsylvania's bad faith statute, which is decided by the court. Following the jury verdict, the court also issued a verdict finding that North River had acted in bad faith. In December 2016 and January 2017, the Pennsylvania state court heard evidence regarding the extent of damages awardable as a result of the statutory bad faith claim. In an order dated February 9, 2017, the Court of Common Pleas of Allegheny County awarded MSA LLC an additional $46.9 million in damages related to this statutory bad faith claim. The $46.9 million award was comprised of $30.0 million in punitive damages, $11.8 million in attorneys' fees, and $5.1 million in pre-judgment interest, each of which is authorized by a Pennsylvania statute covering bad faith claims handling matters. In August 2017, the court entered judgment on the verdicts. North River has filed a Notice of Appeal with the Pennsylvania Supreme Court.
In the first quarter of 2017, MSA LLC received payments of approximately $80.9 million (the "Payment") pursuant to insurance policies issued by North River. The Payment reflects amounts previously invoiced to North River for reimbursement on cumulative trauma product liability claims and therefore was recorded as a reduction to the insurance receivable. North River has reserved its rights to recover from MSA LLC any portion of the Payment that may later be judicially determined is not owed MSA LLC under the relevant policies. The Payment does not constitute a full and final settlement from North River regarding its coverage obligations owed to MSA LLC. MSA LLC continues to seek additional amounts due from North River, including those amounts relating to the awards referenced in the paragraph above, which were not part of the Payment.
Delaware Matter
In July 2010, MSA LLC (as Mine Safety Appliances Company) filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief concerning the future rights and obligations of MSA LLC and its excess insurance carriers under various insurance policies. In the fourth quarter of 2017, motions will be decided on outstanding disputed legal issues.
During April 2017, MSA LLC resolved through negotiated settlements its coverage litigation with Travelers Insurance Company ("Travelers") and Wausau Indemnity Company ("Wausau").  Travelers and Wausau have agreed to make cash payments in 2018; those amounts were recorded as a transfer from the insurance receivable balance to the Notes receivable, insurance companies (current) in the second quarter of 2017. Travelers also has agreed to pay a percentage of future cumulative trauma product liability settlements as incurred on a claim-by-claim basis.  As part of both settlements, MSA LLC dismissed all claims against Travelers and Wausau in the above-referenced coverage litigation in the Superior Court of the State of Delaware.

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
Summarized financial information for discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Discontinued Operations
Net sales	$—	$—	$—	$5,261
Cost and expenses:
Cost of products sold	—	—	—	4,819
Selling, general and administrative	—	—	—	937
Currency exchange losses, net	—	—	—	18
Other expense (income), net	—	1,300	—	(896)
(Loss) income from discontinued operations before income taxes	—	(1,300)	—	383
Provision for income taxes	—	—	—	328
(Loss) income from discontinued operations, net of tax	$—	$(1,300)	$—	$55
Certain balance sheet items that are related to the Company's South African personal protective equipment distribution business and its Zambian operations are reported as discontinued operations. These items are reported in the following consolidated balance sheet lines:

(In thousands)	September 30, 2017	December 31, 2016
Discontinued Operations assets and liabilities
Total assets	$—	$—
Accrued and other liabilities	—	686
Total liabilities	—	686
Net assets	$—	$(686)
The following summary provides financial information for discontinued operations related to the net income attributable to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income attributable to noncontrolling interests
Income from continuing operations	$(160)	$(836)	$(519)	$(1,496)
Income from discontinued operations	—	—	—	(510)
Net income	$(160)	$(836)	$(519)	$(2,006)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
On July 31, 2017, we acquired 100% of the common stock of Globe Holding Company, LLC ("Globe") in an all-cash transaction valued at $215 million. Based in Pittsfield, NH, Globe is a leading innovator and provider of firefighter protective clothing and boots. The transaction was funded through borrowings on our unsecured senior revolving credit facility. Refer to Note 14 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
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
PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products, which have leading market positions and a competitive advantage. Core products include fixed gas and flame detection systems, breathing apparatus where SCBA is the principal product, portable gas detection instruments, industrial head protection products, firefighter helmets & protective apparel and fall protection devices. These products receive the highest levels of investment and resources as they typically realize a higher gross profit margin and provide higher levels of return on investment than non-core products. Core products comprised approximately 84% and 83% of sales for the nine months ended September 30, 2017 and 2016, respectively.

MSA maintains a portfolio of non-core products, which include both adjacent and peripheral offerings. Adjacent products reinforce and extend the core, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and have their roots within the core product value chain. Key adjacent products include respirators, eye and face protection, thermal imaging cameras, and gas masks. Gas masks and ballistic helmet sales are the primary purchases from our military customers and were approximately $26.3 million and $42.0 million globally during the nine months ended September 30, 2017 and 2016, respectively. Peripheral products are primarily sold to the mining industry and reflect a small portion of consolidated sales.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in the MSA's Annual Report on Form 10-K for the year ended December 31, 2016.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net Sales from continuing operations. Net sales for the three months ended September 30, 2017 were $296.1 million, an increase of $17.9 million, or 6%, compared to $278.2 million for the three months ended September 30, 2016. Please refer to the Net Sales from Continuing Operations table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended September 30,		Dollar (Decrease)	Percent (Decrease)
(In millions)	2017	2016
Consolidated Continuing Operations	$296.1	$278.2	$17.9	6.4%
Americas	186.9	165.4	21.5	13.0%
International	109.2	112.9	(3.7)	(3.3)%

Net Sales from Continuing Operations	Three Months Ended September 30, 2017 versus September 30, 2016
(Percent Change)	Americas	International	Consolidated Continuing Operations
GAAP reported sales change	13.0%	(3.3)%	6.4%
Currency translation effects	0.2%	3.3%	1.4%
Constant currency sales change	12.8%	(6.6)%	5.0%
Acquisitions	12.1%	0.5%	7.5%
Organic constant currency change	0.7%	(7.1)%	(2.5)%
Note: Organic constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales change is calculated by deducting the percentage impact from acquisitions and currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $186.9 million in the third quarter of 2017, an increase of $21.5 million, or 13%, compared to $165.4 million in the third quarter of 2016. During the quarter, constant currency sales in the Americas segment increased 13% compared to the prior year period driven primarily by the acquisition of Globe on July 31, 2017 which increased sales by 12% in the third quarter. We also saw growth from industrial markets in head protection and fall protection sales during the quarter as compared to prior year.
Net sales for the International segment were $109.2 million in the third quarter of 2017, a decrease of $3.7 million, or 3%, compared to $112.9 million for the third quarter of 2016. Constant currency sales in the International segment decreased 7% during the quarter, primarily due to a lower volume of sales in Europe, particularly for military helmets and fall protection, partially offset by a higher volume of FGFD sales in the Middle East and head protection across the segment. International segment backlog remains at a healthy level as we head into the fourth quarter.
Gross profit. Gross profit for the third quarter of 2017 was $132.5 million, an increase of $3.7 million, or 3%, compared to $128.8 million for the third quarter of 2016. The ratio of gross profit to net sales was 44.7% in the third quarter of 2017 compared to 46.3% in the same quarter last year. The lower gross profit ratio during the current quarter is attributable to dilution of product margins from our acquisition and a less favorable mix in non-core products.

Selling, general and administrative expenses. Selling, general and administrative expenses were $72.4 million during the third quarter of 2017, a decrease of $0.5 million or 1%, compared to $72.9 million in the third quarter of 2016 driven by the benefits from our global cost reduction program. Excluding acquisitions and related strategic transactions costs, organic constant currency selling, general and administrative expenses decreased 6%, or $4 million, in the current period. Please refer to the Selling, general and administrative expenses table for a reconciliation of the year over year expense change.

Selling, general, and administrative expenses	Three Months Ended September 30, 2017 versus September 30, 2016
(Percent Change)	Consolidated Continuing Operations
GAAP reported change	(0.7)%
Currency translation effects	1.6%
Constant currency change	(2.3)%
Acquisitions and related strategic transaction costs	3.5%
Organic constant currency change	(5.8)%
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
Research and development expense. Research and development expense was $12.4 million during the third quarter of 2017, a decrease of $0.8 million, or 6%, compared to $13.1 million during the third quarter of 2016. Research and development expense was 4.2% of net sales in the third quarter of 2017, compared to 4.7% of net sales in the third quarter of 2016. We expect research and development expense to range from 4.0% to 4.5% of sales for the full year ending December 31, 2017 as we continue to develop new products for global safety markets.
Restructuring, net of adjustments. During the third quarter of 2017, the Company recorded restructuring charges of $3.2 million, primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe and right size our operations in Africa.
During the third quarter of 2016, the Company recorded restructuring charges of $1.9 million, primarily related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Europe, Latin America, and Asia.
Currency exchange. Currency exchange losses were $0.6 million in the third quarter of 2017, compared to losses of $0.8 million in the third quarter of 2016. Currency exchange losses in the third quarter of 2017 were related to management of foreign currency exposure on unsettled inter-company balances. Refer to Note 16 to the unaudited Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Other operating expense. Other operating expense during the third quarter of 2017 was $3.3 million and relates primarily to defense costs for uninsured asserted cumulative trauma product liability claims. Cumulative trauma product liability claims incurred in the third quarter of 2016 were covered by insurance. Please refer to Note 18 to the unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.
GAAP operating income. Consolidated operating income for the third quarter of 2017 was $40.6 million compared to operating income of $40.0 million in the same period last year. The increase in operating results was primarily driven by higher sales volumes as discussed above and lower selling, general, and administrative expenses resulting from our cost reduction programs. These increases were then mostly offset by the Other operating expense, the negative impact of currency exchange, and a decline in gross margins.

Adjusted operating income. Americas adjusted operating income for the third quarter of 2017 was $47.3 million, an increase of $5.8 million, or 14%, compared to $41.5 million in the prior year quarter. The increase was related to the higher level of sales as well as lower selling, general, and administrative costs resulting from continued effective cost management.
International adjusted operating income for the third quarter of 2017 was $9.1 million, a decrease of $1.4 million, or 13%, compared to $10.5 million in the prior year quarter. The decrease in adjusted operating income is primarily attributable to lower sales volumes.
Corporate segment adjusted operating loss for the third quarter of 2017 was $8.6 million, an decrease of $0.7 million, or 8%, compared to an adjusted operating loss of $9.3 million in the third quarter of 2016, reflecting lower corporate development and legal expense partially offset by higher stock compensation expense.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss). Adjusted operating margin % is calculated as adjusted operating income divided by net sales.

Adjusted operating income	Three Months Ended September 30, 2017
(In thousands)	Americas	International	Corporate	Consolidated Continuing Operations
Net sales	$186,898	$109,231	$—	$296,129
GAAP operating income				40,617
Restructuring and other charges				3,214
Currency exchange losses, net				562
Other operating expense (Note 18)				3,346
Adjusted operating income (loss)	47,256	9,077	(8,594)	47,739
Adjusted operating margin %	25.3%	8.3%

Adjusted operating income	Three Months Ended September 30, 2016
(In thousands)	Americas	International	Corporate	Consolidated Continuing Operations
Net sales	$165,359	$112,874	—	$278,233
GAAP operating income				40,022
Restructuring and other charges				1,889
Currency exchange gains, net				790
Other operating expense (Note 18)				—
Adjusted operating income (loss)	41,458	10,511	(9,268)	42,701
Adjusted operating margin %	25.1%	9.3%
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
Total other expense, net. Other expense, net for the third quarter of 2017 was $3.0 million, compared to $2.4 million for the same period in 2016.
Income taxes. The reported effective tax rate for the third quarter of 2017 was 14.4% compared to 30.1% for the third quarter of 2016. The effective tax rate change was primarily due to a 6.6% benefit associated with the reduction of exit taxes related to our European reorganization, additional manufacturing deduction benefits and the release of a valuation allowance on foreign losses. For the full year ending December 31, 2017, we expect our effective tax rate to be 28% excluding the tax benefits associated with certain share-based payments related to the adoption of ASU 2016-09 and the reduction of exit taxes related to our European reorganization. We expect our effective tax rate to range from 29% to 31% for the full year ending December 31, 2018 but could be impacted by our geographic profile of profitability.

Net income from continuing operations attributable to MSA Safety Incorporated. Net income from continuing operations was $32.1 million for the third quarter of 2017, or $0.83 per diluted share compared to income of $25.5 million, or $0.67 per diluted share, for the same period last year.
Net loss from discontinued operations attributable to MSA Safety Incorporated. Net loss from discontinued operations was $1.3 million for the third quarter of 2016, or $0.04 per diluted share. There was no discontinued operations activity for the third quarter of 2017. Please refer to Note 19 to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for additional discussion of discontinued operations.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net Sales from continuing operations. Net sales for the nine months ended September 30, 2017 were $850.7 million, a decrease of $2.8 million, compared to $853.5 million for the nine months ended September 30, 2016. Please refer to the Net Sales from Continuing Operations table for a reconciliation of the year over year sales change.

Net Sales	Nine Months Ended September 30,		Dollar (Decrease)	Percent (Decrease)
(In millions)	2017	2016
Consolidated Continuing Operations	$850.7	$853.5	$(2.8)	—%
Americas	528.4	510.3	$18.1	4%
International	322.3	343.2	$(20.9)	(6)%

Net Sales from Continuing Operations	Nine Months Ended September 30, 2017 versus September 30, 2016
(Percent Change)	Americas	International	Consolidated Continuing Operations
GAAP reported sales change	3.5%	(6.1)%	(0.3)%
Currency translation effects	0.3%	(0.3)%	0.1%
Constant currency sales change	3.2%	(5.8)%	(0.4)%
Acquisitions	3.9%	0.7%	2.6%
Organic constant currency sales change	(0.7)%	(6.5)%	(3.0)%
Note: Organic constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales change is calculated by deducting the percentage impact from acquisitions and currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $528.4 million for the nine months ended September 30, 2017, an increase of $18.1 million, or 4%, compared to $510.3 million for the same period in 2016. During the nine months ended September 30, 2017, constant currency sales in the Americas segment increased 3% compared to the prior year period driven primarily by the acquisition of Globe on July 31, 2017 which provided a 4% increase in sales. We also saw growth in head protection and fall protection on improving conditions in industrial markets. These increases were partially offset by a lower level of shipments of self-contained breathing apparatus ("SCBA").
Net sales for the International segment were $322.3 million for the nine months ended September 30, 2017, a decrease of $20.9 million, or 6%, compared to $343.2 million for the same period in 2016. Constant currency sales in the International segment decreased 6% during the nine months ended September 30, 2017, primarily due to a lower volume of military helmet sales in Europe as well as less breathing apparatus, fall protection and portable instruments sales across the segment. These decreases were partially offset by a higher volume of FGFD sales in the Middle East and head protection across the segment.
Gross profit. Gross profit for the nine months ended September 30, 2017 was $385.8 million, an increase of $0.5 million, compared to $385.3 million for the same period in 2016. The ratio of gross profit to net sales was 45.4% during the nine months ended September 30, 2017 compared to 45.1% in the same period last year. The higher gross profit ratio during 2017 is attributable to improved margins across many of our core products offset by dilution of lower product margins from our acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses were $222.3 million during the nine months ended September 30, 2017, a decrease of $5.5 million or 2% compared to $227.9 million in the nine months ended September 30, 2016 driven by the benefits from our global cost reduction program. Selling, general and administrative expenses were 26.1% of net sales for the nine months ended September 30, 2017, compared to 26.7% of net sales in the same period in 2016. Excluding acquisitions and strategic transactions costs, organic constant currency selling, general and administrative expenses decreased 5%, or $11 million, in the current period. Please refer to the Selling, general and administrative expenses table for a reconciliation of the year over year expense change.

Selling, general, and administrative expenses	Nine Months Ended September 30, 2017 versus September 30, 2016
(Percent Change)	Consolidated Continuing Operations
GAAP reported change	(2.4)%
Currency translation effects	—%
Constant currency change	(2.4)%
Acquisitions and related strategic transaction costs	2.7%
Organic constant currency change	(5.1)%
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
Research and development expense. Research and development expense was $35.3 million during the nine months ended September 30, 2017, an increase of $0.7 million, or 2% compared to $34.6 million during the nine months ended September 30, 2016. Research and development expense was 4.1% of net sales for the nine months ended September 30, 2017, compared to 4.1% of net sales during the same period in 2016. We expect research and development expense to range from 4.0% to 4.5% of sales for the full year ending December 31, 2017 as we continue to develop new products for global safety markets.
Restructuring, net of adjustments. During the nine months ended September 30, 2017, the Company recorded restructuring charges of $16.9 million, primarily related to the voluntary retirement incentive package described below and severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe and right size our operations in Australia and Africa.
In September 2016, certain employees in the Americas segment were offered a voluntary retirement incentive package (“VRIP”). The election window for participation closed on October 17, 2016. The employees were required to render service through January 31, 2017 to receive the VRIP and had until February 6, 2017 to revoke their election. None of the 83 employees who accepted the VRIP revoked their election to retire under the terms of the plan.  Non-cash special termination benefit expense of $11.4 million was incurred in the nine months ended September 30, 2017 related to these elections. All benefits were paid from our over funded North America pension plan.
During the nine months ended September 30, 2016, the Company recorded restructuring charges, net of adjustments, of $3.7 million, primarily related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Europe, Latin America, and Asia.
Currency exchange. Currency exchange losses were $4.0 million during the nine months ended September 30, 2017, compared to losses of $2.5 million during the nine months ended September 30, 2016. Currency exchange losses in the first nine months of 2017 were related to management of foreign currency exposure on unsettled inter-company balances. Refer to Note 16 to the unaudited Condensed Consolidated Financial Statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Other operating expense. Other operating expense during the nine months ended September 30, 2017 was $33.0 million and primarily relates to certain asserted cumulative trauma product liability claims which MSA LLC agreed to resolve in August 2017. This charge is related to legacy products designed, manufactured and sold many years ago and are not currently sold by the Company. Cumulative trauma product liability claims incurred in the nine months ended September 30, 2016 were covered by insurance. Please refer to Note 18 to the unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.

GAAP operating income. Consolidated operating income for the nine months ended September 30, 2017 was $74.3 million, compared to income of $116.6 million in the same period last year. The reduction in operating income was primarily driven by the Other operating expense discussed above and restructuring charges associated with the voluntary retirement incentive package partially offset by lower selling, general, and administrative expenses resulting from our cost reduction programs and improvements in gross margins discussed above.
Adjusted operating income. Americas adjusted operating income for nine months ended September 30, 2017 was $130.9 million, an increase of $13.4 million, or 11%, compared to $117.5 million in the same period in 2016. The improvement was driven by higher sales volumes and lower selling, general and administrative costs resulting from effective cost management. Additionally, we continued to see strength in gross margins during the nine months ended September 30, 2017 from improvements in margins across many of our core products.
International adjusted operating income for the nine months ended September 30, 2017 was $26.7 million, a decrease of $5.0 million, or 16%, compared to $31.7 million in the same period in 2016. The decrease in adjusted operating income is primarily attributable to lower sales volumes.
Corporate segment adjusted operating loss for the nine months ended September 30, 2017 was $29.4 million, an increase of $3.1 million, or 12%, compared to an adjusted operating loss of $26.3 million in the same period in 2016, reflecting higher stock compensation, corporate development and legal expense.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss). Adjusted operating margin % is calculated as adjusted operating income divided by net sales.

Adjusted operating income	Nine Months Ended September 30, 2017
(In thousands)	Americas	International	Corporate	Consolidated Continuing Operations
Net sales	$528,426	$322,243	—	$850,669
GAAP operating income				74,341
Restructuring and other charges				16,920
Currency exchange losses, net				3,994
Other operating expense (Note 18)				32,956
Adjusted operating income (loss)	$130,887	$26,691	(29,367)	128,211
Adjusted operating margin %	24.8%	8.3%

Adjusted operating income	Nine Months Ended September 30, 2016
(In thousands)	Americas	International	Corporate	Consolidated Continuing Operations
Net sales	$510,324	$343,175	—	$853,499
GAAP operating income				116,648
Restructuring and other charges				3,697
Currency exchange losses, net				2,498
Other operating expense (Note 18)				—
Adjusted operating income (loss)	117,475	31,659	(26,291)	122,843
Adjusted operating margin %	23.0%	9.2%
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
Total other expense, net. Other expense, net for the nine months ended September 30, 2017 was $8.5 million, compared to $8.8 million for the same period in 2016.

Income taxes. The reported effective tax rate for the nine months ended September 30, 2017 was 9.6%, which included a benefit of 10.5% for certain share-based payments related to the adoption of ASU 2016-09 and a benefit of 3.8% associated with the reduction of exit taxes related to our European reorganization. The reported effective tax rate for the nine months ended September 30, 2016 was 36.0%, inclusive of 3.3% associated with exit taxes related to our European reorganization. The remaining effective tax rate change was primarily due to additional manufacturing deduction benefits and the release of a valuation allowance on foreign losses.
MSA finalized its European reorganization during 2016. The reorganization was designed to drive optimal performance by aligning certain strategic planning and decision making into a single location enabled by a common IT platform. During the nine months ended September 30, 2017, the Company had a benefit due to the reduction of $2.5 million of charges associated with exit taxes related to our European reorganization, compared to expense of $3.6 million for the nine months ended September 30, 2016.
In October 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other than Inventory. This ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We have early adopted this ASU on January 1, 2017 using the modified retrospective approach which resulted in a $5.9 million cumulative-effect adjustment directly to retained earnings during the nine months ended September 30, 2017 for any previously deferred income tax effects.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which we have adopted effective January 1, 2017. From an income tax perspective, this ASU requires that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of additional paid-in-capital. We expect this to create volatility in the effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The adoption of this standard resulted in a $6.9 million tax benefit during the nine months ended September 30, 2017.
Please refer to Note 2 to the unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information regarding the two standards adopted.
For the full year ending December 31, 2017, we expect our effective tax rate to be 28% excluding the tax benefits associated with certain share-based payments related to the adoption of ASU 2016-09 and the reduction of exit taxes related to our European reorganization. We expect our effective tax rate to range from 29% to 31% for the full year ending December 31, 2018 but could be impacted by our geographic profile of profitability.
Net income from continuing operations attributable to MSA Safety Incorporated. Net income from continuing operations was $59.0 million for the nine months ended September 30, 2017, or $1.52 per diluted share, compared to income of $67.5 million, or $1.77 per diluted share, for the same period in 2016.
Net loss from discontinued operations attributable to MSA Safety Incorporated. Net loss from discontinued operations was $0.5 million for the nine months ended September 30, 2016, or $0.01 per diluted share. There was no discontinued operations activity for the first nine months of 2017. Please refer to Note 19 to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for additional discussion of discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, acquisitions and dividend payments. Approximately 44% of our long-term debt is at fixed interest rates with repayment schedules through 2031. The remainder of our long-term debt is at variable rates, primarily on our unsecured revolving credit facility that is due in 2020. At September 30, 2017, approximately 83% of our borrowings are denominated in US dollars, which limits our exposure to currency exchange rate fluctuations.
At September 30, 2017, we had cash and cash equivalents totaling $112.2 million, of which $99.3 million was held by our foreign subsidiaries. Cash and cash equivalents are held by our foreign subsidiaries whose earnings are considered indefinitely reinvested at September 30, 2017. These funds could be subject to additional income taxes if repatriated. It is not practicable to determine the potential income tax liability that we would incur if these funds were repatriated to the U.S. because the time and manner of repatriation is uncertain. We believe that domestic cash and cash equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period’s foreign earnings, and availability of our domestic line of credit continue to be sufficient to fund our domestic liquidity requirements.
Cash and cash equivalents decreased $1.6 million during the nine months ended September 30, 2017, compared to increasing $0.1 million during the same period in 2016.
Operating activities. Operating activities provided cash of $189.2 million during the nine months ended September 30, 2017, compared to providing $31.4 million during the same period in 2016. The increase in operating cash flows during the period was primarily attributable to higher insurance receivable collections. We collected $88.5 million from insurance companies, net of product liability settlements paid, in the nine months ended September 30, 2017 while we paid settlements, net of collections from insurance companies, of $61.9 million in the same period of 2016. Historically, cumulative trauma liability payments were funded with the Company's operating cash flow, pending resolution of disputed insurance coverage. Due to the recent success of collecting available insurance, the company expects to have annual cash flow streams from past and future settlements to fund the product liability reserve recorded in the second and third quarters of 2017. Although cash flows may vary from quarter to quarter, we do not expect there to be a material impact on our capital allocation priorities.
The amount recorded in connection with the recent settlements and remaining asserted cumulative trauma claims did not have a significant cash impact in the nine months ended September 30, 2017. Please refer to Note 18 to the unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information. Approximately $72 million of the total $92 million reserve relates to recent product liability settlements. The Company paid $3 million in the third quarter of 2017 and will pay $22 million for the settlements in the fourth quarter of 2017. The balance is expected to be paid ratably over 7 quarters beginning in the first quarter of 2018 and ending in the third quarter of 2019. The remaining $20 million of the reserve relates primarily to estimated indemnity for all other remaining asserted cumulative trauma product liability claims that are probable and estimable at September 30, 2017.
Investing activities. Investing activities used cash of $225.0 million during the nine months ended September 30, 2017, compared to using $16.5 million in the same period in 2016. The acquisition of Globe drove cash outflows from investing activities in the first nine months of 2017. Refer to Note 14 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information on the Globe acquisition. The sale of our South African personal protective equipment distribution business and its Zambian operations offset by the acquisition of Senscient drove cash outflows from investing activities in the first nine months of 2016. Refer to Note 19 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for a discussion of discontinued operations.
Financing activities. Financing activities provided cash of $32.6 million during the nine months ended September 30, 2017, compared to using $16.3 million during the same period in 2016. During the nine months ended September 30, 2017, we had net borrowings of approximately $76 million as borrowings to fund the Globe acquisition were partially offset as we used our insurance receivables proceeds to make payments. This compared to net borrowings of $16 million during the same period in 2016. We paid cash dividends of $39.2 million during the nine months ended September 30, 2017 compared to $36.7 million in the same period in 2016. We also used cash of $11.8 million during the nine months ended September 30, 2017 to repurchase shares under our 2015 stock repurchase program. We expect to make a long-term debt repayment of approximately $30 million in the fourth quarter of 2017.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at September 30, 2017 resulted in a translation gain of $32.2 million being recorded to the cumulative translation adjustments shareholders' equity account during the nine months ended September 30, 2017, compared to a loss of $4.0 million during the same period in 2016. The translation gain during the nine months ended September 30, 2017 was primarily related to the strengthening of the euro, British pound, and Mexican peso relative to the U.S. dollar. The translation loss during the nine months ended September 30, 2016 was primarily related to the strengthening of the U.S. dollar against the British pound.
COMMITMENTS AND CONTINGENCIES
We made contributions of $4.4 million to our pension plans during the nine months ended September 30, 2017. We expect to make total contributions of approximately $5.9 million to our pension plans in 2017 which are primarily associated with our International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2017 totaling $13.2 million, of which $6.6 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at September 30, 2017. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2017, the Company has $0.8 million of restricted cash in support of these arrangements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $12.7 million and $0.9 million, respectively, for the three months ended September 30, 2017.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2017, we had open foreign currency forward contracts with a U.S. dollar notional value of $77.1 million. A hypothetical 10% increase in September 30, 2017 forward exchange rates would result in a $7.7 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments, these financial instruments are reported at carrying values that approximate fair values.
At September 30, 2017, we had $207.0 million of fixed rate debt which matures at various dates through 2031. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $14.1 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At September 30, 2017, we had $266.8 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could impact our future earnings under our current capital structure.

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

Management will exclude Globe from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination in the third quarter of 2017. Globe is wholly-owned by MSA.

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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,435 cumulative trauma lawsuits comprised of 2,271 claims at September 30, 2017. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred many years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. Although we have reserved against the claims currently outstanding, the reserve does not take into account any cumulative trauma incurred but not reported (“IBNR”) claims, which losses could have a materially adverse effect on our business, operating results, financial condition and liquidity. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities with respect to claims included within the existing reserve. We will adjust the reserve for our liability relating to cumulative trauma claims from time to time based on the maturation of claims, developing facts and circumstances, and if actual experience differs from previous projections. These adjustments may reflect estimated liabilities for cumulative trauma IBNR claims, in the event we become able to reasonably estimate the magnitude of potential losses, which we are currently evaluating based on recent claims experience. These adjustments may be material and could increase the year over year variability of our financial results or materially impact future periods in which the reserve is adjusted.
In the normal course of business, MSA LLC, makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $108.7 million at September 30, 2017. As described in greater detail in Note 18 of the Condensed Consolidated Financial Statements, MSA LLC is currently involved in insurance coverage litigation regarding the rights and obligations under numerous insurance policies, and for the payment of amounts recorded as insurance receivables. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of coverage litigation, the outcome of negotiations with insurers, and the extent to which insurers may become insolvent in the future. Failure to recover amounts due from MSA LLC’s insurance carriers would result in it being unable to recover amounts already paid to resolve claims (and recorded as insurance receivables) and could have a materially adverse effect on our business, consolidated operating results, financial condition and liquidity.
Even if insurance coverage litigation is generally successful, the amount of our current reserve exceeds our potential insurance coverage and MSA LLC is largely self-insured for costs associated with cumulative trauma product liability claims currently included in our reserve as well as for future claims. Going forward, most of the costs in excess of our expected coverage capacity will be expensed without the expectation such costs will be covered by insurance reimbursement. MSA LLC expects to obtain some limited insurance reimbursement from negotiated coverage-in-place agreements (although that coverage may not be immediately triggered or accessible) or from other sources of coverage, but the precise amount of insurance reimbursement that may be available cannot be determined with specificity at this time.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2017	—	$—	—	1,158,888
August 1 - 31, 2017	151,375	69.60	150,404	1,131,355
September 1 - 30, 2017	18,537	70.96	18,537	1,020,188
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We repurchased 168,941 shares during the quarter ended September 30, 2017 under this program.
Additional shares purchased during the quarter relate to stock compensation transactions.
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

MSA SAFETY INCORPORATED

October 20, 2017	/s/ Kenneth D. Krause
Kenneth D. Krause
Vice President, Chief Financial Officer and Treasurer Duly Authorized Officer and Principal Financial Officer