Form 10-K
period 2017-12-31
MSA Safety Inc
filed 2018-02-22
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

For the fiscal year ended December 31, 2017	FORM 10-K	Commission File No. 1-15579
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
MSA SAFETY INCORPORATED (Exact name of registrant as specified in its charter)
Pennsylvania (State or other jurisdiction of incorporation or organization) 1000 Cranberry Woods Drive Cranberry Township, Pennsylvania (Address of principal executive offices)	Registrant’s telephone number, including area code: (724) 776-8600	46-4914539 (IRS Employer Identification No.) 16066-5207 (Zip code)
(Title of each class) Common Stock, no par value	Securities registered pursuant to Section 12(b) of the Act:	(Name of each exchange on which registered) New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of February 19, 2018, there were outstanding 38,226,471 shares of common stock, no par value. The aggregate market value of voting stock held by non-affiliates as of June 30, 2017 was approximately $2.8 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the May 15, 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

PART I
Item 1. Business
Overview—MSA was founded in Pennsylvania in 1914. We are a global leader in the development, manufacture and supply of safety products that protect people and facility infrastructures. Our safety products typically integrate a combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life threatening situations. Our comprehensive line of safety products is used by workers around the world in a broad range of markets including the oil, gas and petrochemical, fire service, construction, utilities, and mining industries. The Company's core products include breathing apparatus where self-contained breathing apparatus ("SCBA") is the principal product, fixed gas and flame detection instruments, portable gas detection instruments, industrial head protection products, fall protection devices and firefighter helmets & protective apparel.
We dedicate significant resources to research and development, which allows us to produce innovative safety products that are often first to market. Our global product development teams include cross-functional associates throughout the Company, including research and development, marketing, sales, operations and quality management. Our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations to develop industry specific product standards and to anticipate their impact on our product lines.
Segments—We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into seven geographic operating segments that are aggregated into three reportable geographic segments: Americas, International and Corporate. Segment information is presented in Note 7 of the consolidated financial statements in Part II Item 8 of this Form 10-K.
Because our financial statements are stated in U.S. dollars and much of our business is conducted outside the U.S., currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.
Products—We manufacture and sell a comprehensive line of safety products to protect the health and safety of workers and facility infrastructures around the world in the oil, gas and petrochemical, fire service, construction, utilities, and mining industries. We also sell products designed for specific industrial and military applications. Our products protect people against a wide variety of hazardous or life-threatening situations.
The following is a brief description of each of our product categories:
Core products. MSA's corporate strategy includes a focus on driving sales of core products, where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include fixed gas and flame detection instruments, breathing apparatus where SCBA is the principal product, portable gas detection instruments, industrial head protection products, firefighter helmets & protective apparel, and fall protection devices. These products receive the highest levels of investment and resources as they typically realize higher levels of return on investment than non-core products. Core products comprised approximately 86% and 82% of sales in 2017 and 2016, respectively.
The following is a brief description of our core product offerings:
Fixed gas and flame detection instruments ("FGFD"). Our permanently installed fixed gas and flame detection instruments are used in oil, gas and petrochemical facilities and general industrial production facilities to detect the presence or absence of various gases in the air. Typical applications of these instruments include the detection of an oxygen deficiency in confined spaces or the presence of combustible or toxic gases. FGFD product lines have a meaningful portion of overall revenue generated from recurring business including replacement components and related service. A portion of business from this product line is project-oriented and more closely associated with upstream exploration and production activity. We sell these instruments in both our Americas and International segments. Key products include:

•
Permanently installed gas detection monitoring systems. This product line is used to monitor for combustible and toxic gases and oxygen deficiency in virtually any application where continuous monitoring is required. Our systems are used for gas detection in petrochemical, pulp and paper, wastewater, refrigerant monitoring, and general industrial applications. These systems utilize a wide array of sensor technologies including electrochemical, catalytic, infrared and ultrasonic. During 2017, we launched a new line of advanced gas detection monitors. The S5000 and Ultima®X5000 gas monitors – known collectively as MSA's Series 5000 Transmitters – enhance facility and worker safety while lowering overall cost of ownership for our customers. First used in the oil and gas industry, our systems also have broad applications in petrochemical facilities, in the transportation industry and in pharmaceutical production.

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

Breathing apparatus products. Breathing apparatus products include SCBA, face masks and respirators, where SCBA is the primary product offering. SCBA are used by first responders, petrochemical plant workers and anyone entering an environment deemed immediately dangerous to life and health. Our newest breathing apparatus product, the MSA G1 SCBA, is an entirely redesigned platform that offers many customizable and differentiated features, including the first and only Integrated Thermal Imaging Camera available on the market. We currently have 9 patents issued and an additional 5 patents pending for the MSA G1 SCBA. We sell these products across both the Americas and International segments.
Portable gas detection instruments. Our hand-held portable gas detection instruments are used to detect the presence or absence of various gases in the air. The product is used by oil, gas and petrochemical workers; general industrial workers; miners; first responders; or anyone working in a confined space environment. Typical applications of these instruments include the detection of an oxygen deficiency in confined spaces or the presence of combustible or toxic gases. Our single- and multi-gas detectors provide portable solutions for detecting the presence of oxygen, combustible gases and various toxic gases, including hydrogen sulfide, carbon monoxide, ammonia and chlorine, either singularly or up to six gases at once. Our ALTAIR® 2X, ALTAIR® 4XR and ALTAIR® 5X Multigas Detectors with our internally developed XCell® sensor technology, provide faster response times and unsurpassed durability. In 2017, we launched the ALTAIR Grid, a secure web-based virtual control room that interfaces with our Bluetooth-enabled ALTAIR® 4XR and ALTAIR® 5X Multigas Detectors via the MSA ALTAIR Connect application on a smartphone. We sell portable gas detection instruments in both our Americas and International segments.
Industrial head protection. We offer a complete line of industrial head protection that includes the iconic V-Gard® helmet brand, a bellwether product in MSA's portfolio for over 50 years. We offer customers a wide range of color choices and we are a world leader in the application of customized logos. Our industrial head protection products have a wide user base including oil, gas and petrochemical workers, steel and construction workers, miners and industrial workers. Our Fas-Trac® III Suspension system was designed to provide enhanced comfort without sacrificing safety. Our strongest sales of head protection products have historically been in North America and Latin America.
Firefighter helmets and protective apparel. We offer a complete line of fire helmets that includes our Cairns® and Gallet® helmet brands. Our Cairns helmets are primarily used by firefighters in North America while the Gallet helmets are primarily used by firefighters across our International segment. Rescue helmets, including the F2 X-Trem Brand, are used by military and first responders outside of North America. The recent acquisition of Globe Holding Company, LLC ("Globe"), a leading innovator and provider of firefighter protective clothing and boots, strengthens our position as a leader in the North American market for firefighter personal protective equipment (PPE). We can now help protect firefighters from head to toe, with Cairns Helmets, our industry leading G1 self-contained breathing apparatus, and Globe turnout gear and boots.
Fall protection. Our broad line of fall protection equipment includes confined space equipment, harnesses, fall arrest equipment, lanyards and lifelines. Fall protection equipment is used by workers in the construction industry, oil, gas and petrochemical market, utilities industry, aerospace industry, general industrial applications, and anyone working at height. In October 2015, MSA acquired UK-based Latchways plc ("Latchways"). This acquisition - complementary from a geographic and end market standpoint - doubled our fall protection revenue, positioning MSA as one of the largest fall protection providers globally.
Non-core products. MSA maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and have their roots within the core product value chain. Key non-core products include respirators, eye and face protection, ballistic helmets and gas masks. Gas masks and ballistic helmet sales are the primary sales to our military customers and were approximately $36 million globally in 2017 compared to $55 million in 2016.
Customers—Our customers generally fall into two categories: distributors and industrial or military end-users. In our Americas segment, the majority of our sales are made through distribution. In our International segment, sales are made through both indirect and direct sales channels. For the year ended December 31, 2017, no individual customer represented more than 10% of our sales.

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
Competition—The global safety products market is broad and highly fragmented with few participants offering a comprehensive line of safety products. The sophisticated safety products market in which we compete is comprised of both core and non-core offerings and is a subset of the larger personal protection equipment market. We maintain leading positions in nearly all of our core products. Over the long-term, we believe global demand for safety products will continue to grow. Purchases of these products are non-discretionary, protecting workers' health in hazardous and life-threatening work environments. Their use is often mandated by government and industry regulations, which are increasingly enforced on a global basis.
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
We believe we compete favorably within each of our operating segments as a result of our high quality, innovative offerings and strong brand trust and recognition.
Research and Development—To achieve and maintain our market leading positions, we operate several sophisticated research and development facilities. We believe our dedication and commitment to innovation and research and development allows us to produce state-of-the-art safety products that are often first to market and exceed industry standards. In 2017, 2016 and 2015, on a global basis, we spent $50.1 million, $46.8 million and $48.6 million, respectively, on research and development, reflecting 4.2%, 4.1% and 4.3% of sales respectively. Our primary engineering groups are located in the United States, Germany, China and France. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the company, including research and development, marketing, sales, operations and quality management. These teams are responsible for setting product line strategy based on their understanding of customers' needs and available technology, as well as the opportunities and challenges they foresee in each product area. We believe our team-based, cross-geographic and cross-functional approach to new product development is a source of competitive advantage. Our approach to the new product development process allows us to tailor our product offerings and product line strategies to satisfy distinct customer preferences and industry regulations that vary across our operating segments.

We believe another important aspect of our approach to new product development is that our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations. These organizations include the National Institute for Occupational Safety and Health ("NIOSH"), the National Fire Protection Association ("NFPA"), American National Standards Institute ("ANSI"), International Safety Equipment Association ("ISEA"), and their overseas counterparts. We work with these organizations to develop industry specific product requirements and standards and anticipate their impact on our product lines. Key members of our management team understand the impact that these standard-setting organizations have on our new product development pipeline. As such, management devotes significant time and attention to anticipating a new standard’s impact on our sales and operating results. Because of our understanding of customer needs, membership on global standards-setting bodies, investment in research and development and our unique new product development process, we believe we are well positioned to anticipate and adapt to changing product standards. While we acknowledge that the length of the approval process can be unpredictable, we also believe that we are well positioned to gain the approvals and certifications necessary to meet new government and multinational product regulations.
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
Raw Materials and Suppliers—Many of the components of our products are formulated, machined, tooled or molded in-house from raw materials, which comprise approximately two-thirds of our cost of sales. For example, we rely on integrated manufacturing capabilities for breathing apparatus, gas masks, ballistic helmets, hard hats and circuit boards. The primary raw materials that we source from third parties include rubber, high density polyethylene, chemical filter media, eye and face protective lenses, air cylinders, certain metals, electronic components and ballistic resistant, flame resistant and non-ballistic fabrics. We purchase these materials both domestically and internationally, and we believe our supply sources are both well established and reliable. We have close vendor relationship programs with the majority of our key raw material suppliers. Although we generally do not have long-term supply contracts, thus far we have not experienced any significant problems in obtaining adequate raw materials. Please refer to MSA's Form SD filed on May 31, 2017 for further information on our conflict minerals analysis. Form SD may be obtained free of charge at www.sec.gov.
Associates—At December 31, 2017, we employed approximately 4,700 associates, of which approximately 2,000 were employed by our International segment. None of our U.S. associates are subject to the provisions of a collective bargaining agreement. Some of our associates outside the United States are members of unions. We have not experienced a significant work stoppage in over 10 years and believe our relations with our associates are strong.
Environmental Matters—Our facilities and operations are subject to laws and regulations relating to environmental protection and human health and safety. In the opinion of management, compliance with current environmental protection laws will not have a material adverse effect on our financial condition. See Item 1A, Risk Factors, for further information regarding our environmental risks which could impact the Company.
Seasonality—Our operating results are not significantly affected by seasonal factors. Sales are generally higher during the second and fourth quarters. During periods of economic expansion or contraction and following significant catastrophes, our sales by quarter have varied from this seasonal pattern. Government-related sales tend to spike in the fourth quarter. Americas sales tend to be strong during the oil and gas market turnaround seasons late in the first quarter, early in the second quarter and then again at the end of the third quarter and beginning of the fourth quarter. International segment sales are typically weaker for the Europe region in the summer holiday months of July and August and seasonality can be strongly affected by the timing of delivery of larger orders. Invoicing and the delivery of larger orders can affect sales patterns variably across all reporting segments.

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

Item 1A. Risk Factors
Claims of injuries from our products, product defects or recalls of our products could have a material adverse effect on our business, operating results, financial condition and liquidity.
MSA and its subsidiaries face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. In the event the parties using our products are injured or any of our products prove to be defective, we could be subject to claims with respect to such injuries. In addition, we may be required to or may voluntarily recall or redesign certain products that could potentially be harmful to end users. Any claim or product recall that results in significant expense or negative publicity against us could have a material adverse effect on our business, operating results, financial condition and liquidity, including any successful claim brought against us in excess or outside of available insurance coverage.
Our subsidiary, Mine Safety Appliances Company, LLC, may experience losses from cumulative trauma product liability claims. The inability to collect insurance receivables and the transition to becoming largely self-insured for cumulative trauma product liability claims could have a material adverse effect on our business, operating results, financial condition and liquidity.
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,420 cumulative trauma lawsuits comprised of 2,242 claims at December 31, 2017. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. A reserve has been established with respect to cumulative trauma product liability claims currently asserted and estimated incurred but not reported (“IBNR”) cumulative trauma product liability claims. Because our cumulative trauma product liability risk is subject to inherent uncertainties, including unfavorable trial rulings or developments, an increase in newly filed claims, or more aggressive settlement demands, and since MSA LLC is largely self-insured, there can be no certainty that MSA LLC may not ultimately incur losses in excess of presently recorded liabilities. These losses could have a material adverse effect on our business, operating results, financial condition and liquidity. We will adjust the reserve relating to cumulative trauma product liability claims from time to time based on whether the actual numbers, types, and settlement values of claims asserted differ from current projections and estimates or there are significant changes in the facts underlying the assumptions used in establishing the reserve. These adjustments may be material and could materially impact future periods in which the reserve is adjusted.
In the normal course of business, MSA LLC makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $134.7 million at December 31, 2017. As described in greater detail in Note 19 of the consolidated financial statements in Part II Item 8 of this Form 10-K, MSA LLC is currently involved in insurance coverage litigation regarding the rights and obligations under numerous insurance policies, and for the payment of amounts recorded as insurance receivables. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of coverage litigation, the outcome of negotiations with insurers, and the extent to which insurers may become insolvent in the future. Failure to recover amounts due from MSA LLC’s insurance carriers would result in MSA LLC being unable to recover for amounts already paid to resolve claims (and recorded as insurance receivables) and could have a material adverse effect on our business, operating results, financial condition and liquidity.
Even if the remaining insurance coverage litigation is generally successful, the estimated amount of MSA LLC's potential insurance coverage applicable to cumulative trauma product liability claims is insufficient to cover the amounts reserved for such claims at December 31, 2017. Going forward, most of MSA LLC's cumulative trauma product liability costs will be expensed without the expectation of insurance reimbursement. MSA LLC expects to obtain some limited insurance reimbursement from negotiated coverage-in-place agreements (although that coverage may not be immediately triggered or accessible) or from other sources of coverage, but the precise amount of insurance reimbursement that may be available cannot be determined with specificity at this time.

Unfavorable economic and market conditions could materially and adversely affect our business, results of operations and financial condition.
We are subject to risks arising from adverse changes in global economic conditions. We have significant operations in a number of countries outside the U.S., some of which are located in emerging markets. Long-term economic uncertainty in some of the regions of the world in which we operate, such as Asia, South America, the Middle East, Europe and emerging markets, could result in declines in revenue, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by the economic challenges faced by our customers and suppliers.
A portion of MSA's sales are made to customers in the oil, gas and petrochemical market. These sales expose MSA to the risks of doing business in that global market. We estimate that between 25% - 30% of our global business is sold into the energy market vertical with the most significant exposure in industrial head protection, portable gas detection and FGFD. Approximately 10% - 15% of consolidated revenue, primarily in industrial head protection and portable gas detection, is more exposed to a pullback in employment trends across the energy market. Another 5% - 10% of consolidated revenue, primarily in the FGFD product line is more exposed to a pullback in capital equipment spending within the energy market. It is possible that the volatility in upstream, midstream and downstream markets, driven partly by geopolitical factors, could negatively impact our business and could result in declines in our consolidated results of operations and cash flow.
A reduction in the spending patterns of government agencies or delays in obtaining government approval for our products could materially and adversely affect our net sales, earnings and cash flow.
The demand for our products sold to the fire service market, the homeland security market and other government agencies is, in large part, driven by available government funding. Government budgets are set annually and we cannot assure that government funding will be sustained at the same level in the future. A significant reduction in available government funding could result in declines in our consolidated results of operations and cash flow.
Our inability to successfully identify, consummate and integrate current and future acquisitions or to realize anticipated cost savings and other benefits could adversely affect our business.
One of our operating strategies is to selectively pursue acquisitions. On September 19, 2016, we completed the acquisition of Senscient, Inc. ("Senscient"), which is headquartered in the UK and is a leader in laser-based gas detection technology. Additionally, on July 31, 2017, we completed the acquisition of Globe Holding Company, LLC ("Globe"), which is a leading innovator and provider of firefighter protective clothing and boots. Please refer to Note 13 of the consolidated financial statements in Part II Item 8 of this Form 10-K for further details. Any future acquisitions will depend on our ability to identify suitable acquisition candidates and successfully consummate such acquisitions. Acquisitions involve a number of risks including:

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
If we are unable to integrate or successfully manage businesses that we have recently acquired, including Latchways, Senscient and Globe, or may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and increased revenue, which may result in material adverse short- and long-term effects on our consolidated operating results, financial condition and liquidity. Even if we are able to integrate the operations of our acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame, and such benefits may be offset by costs incurred in integrating the acquired companies and increases in other expenses.

Our plans to continue to improve productivity and reduce complexity may not be successful, which could adversely affect our ability to compete.
MSA has integrated parts of its European operating segment that have historically been individually managed entities, into a centrally managed organization model. We have begun to and plan to continue to leverage the benefits of scale created from this approach and are in the process of implementing a more efficient and cost-effective enterprise resource planning system in additional locations across the International Segment. MSA runs the risk that these and similar initiatives may not be completed substantially as planned, may be more costly to implement than expected, or may not have the positive effects anticipated. In addition, these various initiatives require MSA to implement a significant amount of organizational change which could divert management’s attention from other concerns, and if not properly managed, could cause disruptions in our day-to-day operations and have a negative impact on MSA's financial results. It is also possible that other major productivity and streamlining programs may be required in the future.
Our plans to improve future profitability through restructuring programs may not be successful and could lead to unintended consequences.
We have incurred and may incur restructuring charges primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth and right size our operations. For example in 2016, certain employees in the Americas segment were offered a voluntary retirement incentive package (“VRIP”). Non-cash special termination benefit expense of approximately $11.4 million was recorded in the first quarter of 2017 related to elections under the VRIP. These efforts are intended to contribute to increased profitability in 2018. Our cost structure in future periods is somewhat dependent upon our ability to maintain increased productivity without backfilling certain positions. If our programs are not successful, there could be a material adverse effect on our business and consolidated results of operations.
Our future results are subject to the risk that purchased components and materials are unavailable or available at excessive cost due to material shortages, excessive demand, currency fluctuation and other factors.
We depend on various components and materials to manufacture our products. Although we have not experienced any difficulty in obtaining components and materials, it is possible that any of our supplier relationships could be terminated or otherwise disrupted. Any sustained interruption in our receipt of adequate supplies could have a material adverse effect on our business, results of operations and financial condition. Our inability to successfully manage price fluctuations due to market demand, currency risks or material shortages, or future price fluctuations could have a material adverse effect on our business, consolidated results of operations and financial condition.
If we fail to introduce successful new products or extend our existing product lines, we could lose our market position and our financial performance could be materially and adversely affected.
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
The proper functioning and security of our information systems is critical to the operation of our business. Our information systems may be vulnerable to damage or disruption from natural or man-made disasters, computer viruses, power losses or other system or network failures. In addition, hackers and cybercriminals could attempt to gain unauthorized access to our information systems with the intent of harming our company or obtaining sensitive information such as intellectual property, trade secrets, financial and business development information, and customer and vendor related information. If our information systems or security fail, our business, consolidated results of operations and financial condition could be materially and adversely affected.

Like many companies, from time to time, we have experienced attacks on our computer systems by unauthorized outside parties. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, prevent or detect these attacks. As a result, our technologies and processes may be misappropriated and the impact of any future incident cannot be predicted. Any loss of such information could harm our competitive position, or cause us to incur significant costs to remedy the damages caused by the incident. We routinely implement improvements to our network security safeguards as well as cybersecurity initiatives. We expect to devote increasing resources to the security of our information technology systems. We cannot assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.
Damage to the reputation of MSA or to one or more of our product brands could adversely affect our business.
Developing and maintaining our reputation, as well as the reputation of our brands, is a critical factor in our relationship with customers, distributors and others. Our inability to address negative publicity or other issues, including concerns about product safety or quality, real or perceived, could negatively impact our business which could have a material adverse effect on our business, consolidated results of operations and financial condition.
If we lose any of our key personnel or are unable to attract, train and retain qualified personnel or plan the succession of senior management, our ability to manage our business and continue our growth could be negatively impacted.
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

In addition, hiring, training, and successfully integrating replacement critical personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues. Competition for personnel is intense, and we cannot assure you that we will be successful in attracting and retaining qualified personnel. The hiring of new personnel may also result in increased costs and we do not currently maintain key person life insurance.

Our success also depends on effective succession planning. Failure to ensure effective transfer of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. From time to time, senior management or other key employees may leave our company. While we strive to reduce the negative impact of such changes, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations.
The markets in which we compete are highly competitive, and some of our competitors have greater financial and other resources than we do. The competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition.
The safety products market is highly competitive, with participants ranging in size from small companies focusing on single types of safety products, to large multinational corporations that manufacture and supply many types of safety products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, agency approvals, design and style), price, service and delivery, customer support, the ability to meet the special requirements of customers, brand name trust and recognition, and e-business capabilities. Some of our competitors have greater financial and other resources than we do and our business could be adversely affected by competitors’ new product innovations, technological advances made to competing products and pricing changes made by us in response to competition from existing or new competitors. We may not be able to compete successfully against current and future competitors and the competitive pressures faced by us could have a material adverse effect our business, consolidated results of operations and financial condition. In addition, e-business is a rapidly developing area, and the execution of a successful e-business strategy involves significant time, investment and resources. If we are unable to successfully expand e-business capabilities in support of our customer needs, our brands may lose market share which could negatively impact revenue and profitability.

We are subject to various federal, state and local laws and any violation of these laws could adversely affect our results of operations.
We are subject to extensive regulation from U.S. federal, state, and local governments, as well as the governments of the countries in which we conduct business. Failure to comply with these regulations could result in severe civil or criminal penalties, sanctions or significant changes to our operations. These actions could have a material adverse effect on our business, consolidated results of operations and financial condition.
We are subject to various environmental laws and any violation of these laws could adversely affect our results of operations.
Included in the extensive laws, regulations and ordinances, to which we are subject, are those relating to the protection of the environment. Examples include those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes and the maintenance of a safe workplace. These laws impose penalties for noncompliance and liability for response costs and certain damages resulting from past and current spills, disposals, or other releases of hazardous materials. We could incur substantial costs as a result of noncompliance with or liability for cleanup pursuant to these environmental laws. Such laws continue to change, and we may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted, these future laws could have a material adverse effect on our business, consolidated results of operations and financial condition.

We benefit from free trade laws and regulations, such as the North American Free Trade Agreement and any changes to these laws and regulations could adversely affect our results of operations.

Existing free trade laws and regulations, such as the North American Free Trade Agreement ("NAFTA"), provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business, consolidated results of operations and financial condition.

We are subject to various U.S and foreign tax laws and any changes in these laws related to the taxation of businesses and resolutions of tax disputes could adversely affect our results of operations.

The U.S. Congress, the Organization for Economic Co-operation and Development (or, OECD) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD has changed numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project which could adversely impact our effective tax rate.

The Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 has resulted in significant changes to the U.S. corporate income tax system including reducing the U.S. corporate rate to 21% starting in 2018. The Act also creates a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. This one-time transition tax will be paid over an eight-year period, starting in 2018 and will not accrue interest.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has calculated its best estimate of the impact of the Act. Changes to applicable tax law, regulations or interpretations of the Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our effective tax rate. The final determination of the transition tax and the revaluation of U.S. deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Act.

We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements, which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

We have significant international operations and are subject to the risks of doing business in foreign countries.
We have business operations in over 40 foreign countries. In 2017, approximately half of our net sales were made by operations located outside the United States. Our international operations are subject to various political, economic and other risks and uncertainties, which could have a material adverse effect on our business. These risks include the following:

•	unexpected changes in regulatory requirements;

•	changes in trade policy or tariff regulations;

•	changes in tax laws and regulations;

•	changes to the Company's legal structure could have unintended tax consequences;

•	inability to generate sufficient profit in certain foreign jurisdictions could lead to additional valuation allowances on deferred tax assets;

•	intellectual property protection difficulties;

•	difficulty in collecting accounts receivable;

•	complications in complying with a variety of foreign laws and regulations, some of which may conflict with U.S. laws;

•	trade protection measures and price controls;

•	trade sanctions and embargoes;

•	nationalization and expropriation;

•	increased international instability or potential instability of foreign governments;

•	effectiveness of worldwide compliance with MSA's anti-bribery policy, local laws and the Foreign Corrupt Practices Act

•	difficulty in hiring and retaining qualified employees;

•	the ability to effectively negotiate with labor unions in foreign countries;

•	the need to take extra security precautions for our international operations;

•	costs and difficulties in managing culturally and geographically diverse international operations; and

•
risks associated with the United Kingdom's decision to exit the European Union, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom; increased foreign exchange volatility with respect to the British pound; and additional legal and economic uncertainty.

Any one or more of these risks could have a negative impact on the success of our international operations and, thereby, have a material adverse effect our business, consolidated results of operations and financial condition.

Because we derive a significant portion of our sales from the operations of our foreign subsidiaries, future currency exchange rate fluctuations could adversely affect our results of operations and financial condition, and could affect the comparability of our results between financial periods.
In 2017, our operations outside of the United States accounted for approximately half of our net sales. The results of our foreign operations are generally reported in the local currency of the affiliate and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease our results of operations and cash flow. Although the Company uses instruments to hedge certain foreign currency risks, these hedges only offset a portion of the Company’s exposure to foreign currency fluctuations.
In addition, because our consolidated financial statements are stated in U.S. dollars, such fluctuations may affect our consolidated results of operations and financial position, and may affect the comparability of our results between financial periods. Our inability to effectively manage our exchange rate risks or any volatility in currency exchange rates could have a material adverse effect on our business, consolidated results of operations and financial condition.
Our ability to market and sell our products is subject to existing government regulations and standards. Changes in such regulations and standards or our failure to comply with them could materially and adversely affect our results of operations.
Most of our products are required to meet performance and test standards designed to protect the safety of people and infrastructures around the world. Our inability to comply with these standards could result in declines in revenue, profitability and cash flow. Changes in regulations could reduce the demand for our products or require us to re-engineer our products, thereby creating opportunities for our competitors. Regulatory approvals for our products may be delayed or denied for a variety of reasons that are outside of our control. Additionally, market anticipation of significant new standards can cause customers to accelerate or delay buying decisions.
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
We also protect trade secrets, know-how and other confidential information against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Our inability to maintain the proprietary nature of our technologies could have a material adverse effect on our consolidated results of operations and financial condition.
If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows, increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. See Note 12 of the consolidated financial statements in Part II Item 8 of this Form 10-K for the carrying amounts of goodwill in each of our reporting segments.

Risks related to our defined benefit pension and other post-retirement plans could adversely affect our results of operations and cash flow.
Significant changes in actual investment return on pension assets, discount rates, and other factors could adversely affect our results of operations and pension contributions in future periods. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. For further information regarding our pension plans, refer to "Pensions and Other Post-retirement Benefits" in Note 14 of the consolidated financial statements in Part II Item 8 of this Form 10-K.
If we fail to meet our debt service requirements or the restrictive covenants in our debt agreements or if interest rates increase, our results of operations and financial condition could be materially and adversely affected.
We have a substantial amount of debt upon which we are required to make scheduled interest and principal payments and we may incur additional debt in the future. A significant portion of our debt bears interest at variable rates that may increase in the future. Our debt agreements require us to comply with certain restrictive covenants. If we are unable to generate sufficient cash to service our debt or if interest rates increase, our consolidated results of operations and financial condition could be materially and adversely affected. Additionally, a failure to comply with the restrictive covenants contained in our debt agreements could result in a default, which if not waived by our lenders, could substantially increase borrowing costs and require accelerated repayment of our debt. Please refer to Note 11 of the consolidated financial statements in Part II Item 8 of this Form 10-K for commentary on our compliance with the restrictive covenants.
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

Location	Function	Square Feet	Owned or Leased
Americas
Murrysville, PA	Office and Manufacturing	295,000	Owned
Cranberry Twp., PA	Office, Research and Development and Manufacturing	212,000	Owned
New Galilee, PA	Distribution	120,000	Leased
Jacksonville, NC	Manufacturing	107,000	Owned
Jacksonville, NC	Manufacturing	79,000	Leased
Queretaro, Mexico	Office, Manufacturing and Distribution	77,000	Leased
Sao Paulo, Brazil	Office, Manufacturing and Distribution	74,000	Owned
Cranberry Twp., PA	Research and Development	68,000	Owned
Lake Forest, CA	Office, Research and Development and Manufacturing	62,000	Leased
Lima, Peru	Office and Distribution	34,000	Owned
Santiago, Chile	Office and Distribution	32,000	Leased
Corona, CA	Manufacturing	19,000	Leased
Pittsfield, NH	Office and Manufacturing	16,000	Owned
Torreon, Mexico	Office	15,000	Leased
Buenos Aires, Argentina	Office and Distribution	9,000	Owned
Houston, TX	Office and Distribution	9,000	Leased
Lake Forest, CA	Office	6,000	Owned
International
Berlin, Germany	Office, Research and Development, Manufacturing and Distribution	340,000	Leased
Suzhou, China	Office and Manufacturing	193,000	Owned
Devizes, UK	Office, Manufacturing and Distribution	115,000	Owned
Châtillon-sur-Chalaronne, France	Office, Research and Development, Manufacturing and Distribution	94,000	Owned
Milan, Italy	Office	43,000	Owned
Johannesburg, South Africa	Office, Manufacturing and Distribution	35,000	Leased
Mohammedia, Morocco	Manufacturing	24,000	Owned
Barcelona, Spain	Office	23,000	Leased
Galway, Ireland	Office and Manufacturing	20,000	Owned
Värnamo, Sweden	Office, Manufacturing and Distribution	18,000	Leased
Warsaw, Poland	Office and Distribution	18,000	Leased
Sydney, Australia	Office and Manufacturing	18,000	Leased
Kozina, Slovenia	Office and Manufacturing	17,000	Leased
Rajarhat, India	Office and Distribution	10,000	Leased
Rapperswil, Switzerland	Office	8,000	Leased
Hoorn, Netherlands	Office	6,000	Leased
Poole, United Kingdom	Office and Manufacturing	6,000	Leased

Item 3. Legal Proceedings
Please refer to Note 19 to the consolidated financial statements in Part II Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following sets forth the names and ages of our executive officers as of February 22, 2018, indicating all positions held during the past five years:

Name	Age	Title
William M. Lambert(a)	59	Chairman and Chief Executive Officer since June 2017.
Steven C. Blanco(b)	51	Vice President, President, MSA Americas segment since August 2017.
Kerry M. Bove(c)	59	Senior Vice President and Chief Strategy Officer since May 2015.
Gavan C. M. Duff(d)	52	Vice President, Chief Operating Officer, Latchways since February 2017.
R. Anne Herman(e)	55	Vice President of Global Operational Excellence and Chief Customer Officer since August 2016.
Bob Leenen(f)	44	Vice President and President, MSA International segment since September 2017.
Kenneth D. Krause(g)	43	Vice President, Chief Financial Officer and Treasurer since December 2015.
Douglas K. McClaine(h)	60	Senior Vice President, Secretary and Chief Legal Officer since March 2016.
Paul R. Uhler(i)	59	Senior Vice President and Chief Human Resource Officer since March 2016.
Nishan J. Vartanian(j)	58	President and Chief Operating Officer since June 2017.
Markus H. Weber(k)	53	Vice President and Chief Information Officer since April 2010.

(a)	Prior to his present position, Mr. Lambert was Chairman, President and Chief Executive Officer since May 2015 and prior thereto served as President and Chief Executive Officer.

(b)	Prior to his present position, Mr. Blanco served as Vice President and General Manager, Northern North America since August 2015 and prior thereto was Vice President, Global Operational Excellence.

(c)	Prior to his present position, Mr. Bove was Vice President and President, MSA International. Mr. Bove also served as Acting Chief Financial Officer from September to December 2015.

(d)
Prior to his present position, Mr. Duff was Executive Director and Chief Operating Officer of Latchways since January 2016 and prior thereto served as Chief Customer Officer following his position as Central and Southern European Sales Director.

(e)	Prior to her present position, Ms. Herman was Chief Customer Officer and Executive Director, Global Quality since October 2015 and prior thereto was Director, Global Quality.

(f)	Prior to his present position, Mr. Leenen was Regional Chief Financial Officer, MSA International and Finance Director, Europe.

(g)	Prior to his present position, Mr. Krause was Vice President, Strategic Finance since August 2015 and prior thereto served as Treasurer and Executive Director, Global Finance and Assistant Treasurer.

(h)	Prior to his present position, Mr. McClaine was Vice President, Secretary and General Counsel.

(i)	Prior to his present position, Mr. Uhler was Vice President, Global Human Resources.

(j)
Prior to his present position, Mr. Vartanian was Senior Vice President and President, MSA Americas since July 2015; Vice President and President, MSA North America since August 2013 and prior thereto served as Vice President, Fixed Gas and Flame Detection.

(k)	Prior to joining MSA, Mr. Weber served as Chief Information Officer of Berlin-Chemie AG, an international research-based pharmaceutical company.

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “MSA.” Stock price ranges and dividends declared were as follows:

	Price Range of Our Common Stock		Dividends
	High	Low
Year ended December 31, 2016
First Quarter	$49.77	$37.68	$0.32
Second Quarter	54.70	44.16	0.33
Third Quarter	58.62	51.25	0.33
Fourth Quarter	71.28	55.00	0.33
Year ended December 31, 2017
First Quarter	$74.64	$66.47	$0.33
Second Quarter	84.86	66.79	0.35
Third Quarter	81.88	65.95	0.35
Fourth Quarter	86.36	75.79	0.35
On February 19, 2018, there were 204 registered holders of our shares of common stock.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2017	595	$78.79	—	1,020,317
November 1 — November 30, 2017	2,746	79.59	—	943,200
December 1 — December 31, 2017	5,184	80.18	—	1,046,377
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We repurchased 168,941 shares, or $11.8 million, during the year ended December 31, 2017 under this program and have purchased a total of 318,941 shares, or $18.9 million, since this program's inception.
The above shares purchased during the quarter relate to stock compensation transactions.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
ASSUMES INITIAL INVESTMENT OF $100
Among MSA Safety Incorporated, the S&P 500 Index, and the Russell 2000 Index
Assumes $100 invested on December 31, 2012 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Value at December 31,
	2012	2013	2014	2015	2016	2017
MSA Safety Incorporated	$100.00	$122.81	$130.23	$109.60	$179.52	$204.55
S&P 500 Index	100.00	132.90	150.51	152.59	170.84	208.14
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2018.
Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.
Index Data: Copyright Russell Investments, Inc. Used with permission. All rights reserved.

Item 6. Selected Financial Data

(In thousands, except as noted)	2017(a)	2016(b)	2015(c)	2014	2013
Statement of Income Data:
Net sales	$1,196,809	$1,149,530	$1,130,783	$1,133,885	$1,112,058
Income from continuing operations	26,027	92,691	69,590	87,447	85,858
(Loss) income from discontinued operations	—	(755)	1,217	1,059	2,389
Net income attributable to MSA Safety Incorporated	26,027	91,936	70,807	88,506	88,247
Earnings per share attributable to MSA common shareholders:
Basic per common share (in dollars):
Income from continuing operations	$0.68	$2.47	$1.86	$2.34	$2.31
(Loss) income from discontinued operations	—	(0.02)	0.03	0.03	0.06
Net income	0.68	2.45	1.89	2.37	2.37
Diluted per common share (in dollars):
Income from continuing operations	$0.67	$2.44	$1.84	$2.30	$2.28
(Loss) income from discontinued operations	—	(0.02)	0.03	0.03	0.06
Net income	0.67	2.42	1.87	2.33	2.34
Dividends paid per common share (in dollars)	1.38	1.31	1.27	1.23	1.18
Weighted average common shares outstanding—basic	37,997	37,456	37,293	37,138	36,868
Weighted average common shares outstanding—diluted	38,697	37,986	37,710	37,728	37,450
Balance Sheet Data:
Total assets(d)	$1,684,826	$1,353,920	$1,422,863	$1,263,412	$1,233,026
Long-term debt, net(d)	447,832	363,836	458,022	243,620	259,423
Total MSA Safety Incorporated shareholders’ equity	597,601	558,165	516,496	533,809	566,452
(a) Includes Globe from the date of acquisition on July 31, 2017. In addition, we were able to reasonably estimate the potential liability for IBNR cumulative trauma product liability claims in the fourth quarter of 2017 and recognized a significant charge which reduced net income as compared to prior years. See Note 19 to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
(b) Includes Senscient from the date of acquisition on September 19, 2016.
(c) Includes Latchways from the date of acquisition on October 21, 2015.
(d) The Company adopted Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest and ASU No. 2015-15, Interest - Imputation of Interest on January 1, 2016, which requires an entity to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. All prior periods presented in this Annual Report on Form 10-K were recast to reflect the change in accounting principle retrospectively applied as of December 31, 2015.
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
On October 21, 2015, the Company acquired 100% of the common stock of Latchways plc ("Latchways") for $190.9 million in cash. Latchways, which is headquartered in the United Kingdom, is a leading provider of innovative fall protection systems and solutions. The acquisition of Latchways represents a key step in the execution of our corporate strategy by expanding our investment in one of the largest and fastest growing product segments of the global safety market. This acquisition nearly doubled our fall protection business by the end of December 31, 2017, positioning MSA as one of the largest fall protection providers globally. Within the fall protection space, the Latchways acquisition strengthens our position in permanent engineered systems and our presence in other sectors such as utilities, telecommunications, and aircraft maintenance. The data presented in Part II Item 6 of this Form 10-K should be read in conjunction with the following comments. Additionally, please refer to Note 13 of the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.
The Americas and International reportable segments were established on January 1, 2016. The Americas segment is comprised of our operations in North America and Latin America geographies. The International segment is comprised of our operations of all geographies outside of the Americas. Certain global expenses are now allocated to each segment in a manner consistent with where the benefits from the expenses are derived. The 2015 segment results have been recast to conform with current period presentation. Please refer to Note 7 of the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.
MSA's South African personal protective equipment distribution business and MSA's Zambian operations had historically been part of the International reportable segment. On February 29, 2016, the Company sold 100% of the stock associated with these operations. In accordance with generally accepted accounting principles, these operations and related results are excluded from continuing operations and are presented as discontinued operations in all periods presented. Please refer to Note 20 of the consolidated financial statements in Part II Item 8 of this Form 10-K for further commentary on these discontinued operations.
On September 19, 2016, the Company acquired 100% of the common stock of Senscient, Inc. for $19.1 million in cash. Senscient, which is headquartered in the United Kingdom, is a leader in laser-based gas detection technology. The acquisition of Senscient expands and enhances MSA’s technology offerings in the global market for fixed gas and flame detection systems, as the Company continues to execute its core product growth strategy. The acquisition was funded through borrowings on our unsecured senior revolving credit facility. The data presented in Part II Item 6 of this Form 10-K should be read in conjunction with the following comments. Additionally, please refer to Note 13 of the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.
On July 31, 2017, the Company acquired 100% of the common stock of Globe Holding Company, LLC ("Globe") for $215 million in cash plus a working capital adjustment of $1.4 million. Based in Pittsfield, NH, Globe is a leading innovator and provider of firefighter protective clothing and boots. This acquisition aligns with the Company's corporate strategy in that it strengthens our leading position in the North American fire service market. The transaction was funded through borrowings on our unsecured senior revolving credit facility. The data presented in Part II Item 6 of this Form 10-K should be read in conjunction with the following comments. Additionally, please refer to Note 13 of the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.

BUSINESS OVERVIEW
We are a global leader in the development, manufacture and supply of safety products that protect people and facility infrastructures.  Many MSA products integrate a combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life-threatening situations.  The company's comprehensive product line is used by workers around the world in a broad range of markets, including the oil, gas and petrochemical, fire service, construction, utilities, and mining industries.  MSA's core products include fixed gas and flame detection systems; breathing apparatus where SCBA is the principal product; portable gas detection instruments; industrial head protection products; firefighter helmets and protective apparel; and fall protection devices. We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of safety solutions for customers in key global markets.
We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into seven geographical operating segments that are aggregated into three reportable geographic segments: Americas, International and Corporate. In 2017, 62% and 38% of our net sales were made by our Americas and International segments, respectively.
Americas. Our largest manufacturing and research and development facilities are located in the United States. We serve our markets across the Americas with manufacturing facilities in the U.S., Mexico and Brazil. Operations in other Americas segment countries focus primarily on sales and distribution in their respective home country markets.
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
Corporate. The Corporate segment primarily consists of general and administrative expenses incurred in our corporate headquarters, costs associated with corporate development initiatives, legal expense, interest expense, foreign exchange gains or losses, and other centrally-managed costs. Corporate general and administrative costs comprise the majority of the expense in the Corporate segment. During the year ended December 31, 2017, corporate general and administrative costs were $37.6 million, which included $4.2 million of strategic transaction costs related to mergers and acquisitions. During the year ended December 31, 2016, corporate general and administrative costs were $38.9 million, which included $2.5 million of strategic transaction costs related to mergers and acquisitions. During the year ended December 31, 2015, corporate general and administrative costs were $38.3 million, which included $7.5 million of strategic transaction costs related to the Latchways acquisition.
RESULTS OF OPERATIONS
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Sales	2017	2016	Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)
Consolidated Continuing Operations	$1,196.8	$1,149.5	$47.3	4.1%
Americas	736.8	678.4	58.4	8.6%
International	460.0	471.1	(11.1)	(2.4)%
Net Sales from continuing operations. Net sales for the year ended December 31, 2017 were $1,196.8 million, an increase of $47.3 million, from $1,149.5 million for the year ended December 31, 2016. Organic constant currency sales decreased by 1.0% for the year ended December 31, 2017. Please refer to the Net Sales from Continuing Operations table below for a reconciliation of the year over year sales change.

Net Sales from Continuing Operations	Year Ended December 31, 2017 versus December 31, 2016
(Percent Change)	Americas	International	Consolidated Continuing Operations
GAAP reported sales change	8.6%	(2.4)%	4.1%
Currency translation effects	0.3%	1.5%	0.8%
Constant currency sales change	8.3%	(3.9)%	3.3%
Acquisitions	6.9%	0.7%	4.3%
Organic constant currency change	1.4%	(4.6)%	(1.0)%
Note: Organic constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales change is calculated by removing the percentage impact from acquisitions and currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $736.8 million for the year ended December 31, 2017, an increase of $58.4 million, or 9% compared to $678.4 million for the year ended December 31, 2016. During 2017, constant currency sales in the Americas segment increased 8% compared to the prior year period, driven primarily by the acquisition of Globe on July 31, 2017 which provided a 7% increase in sales. We also saw growth in head protection and fall protection on improving conditions in industrial markets. These increases were partially offset by a lower level of shipments of self-contained breathing apparatus ("SCBA"). At December 31, 2017, we are entering 2018 with a strong pipeline of business secured in the fire service market as the fourth quarter order book for SCBA reflected our highest incoming order total of this entire replacement cycle.
Net sales for the International segment were $460.0 million for the year ended December 31, 2017, a decrease of $11.1 million, or 2%, compared to $471.1 million for the year ended December 31, 2016. Constant currency sales in the International segment decreased 4% during 2017, primarily due to a lower volume of non-core military helmet sales in Europe as well as less breathing apparatus, fall protection and portable instruments sales across the segment. These decreases were partially offset by a higher volume of FGFD sales in the Middle East and head protection across the segment.
Gross profit. Gross profit for the year ended December 31, 2017 was $540.4 million, an increase of $16.8 million, or 3%, compared to $523.6 million for the year ended December 31, 2016. The ratio of gross profit to net sales was 45.2% in 2017 compared to 45.6% in 2016. The slightly lower gross profit ratio during 2017 is primarily attributable to lower product margins from our Globe acquisition mostly offset by improved margins across many of our core products.
Selling, general and administrative expenses. Selling, general and administrative expenses were $297.8 million for the year ended December 31, 2017, a decrease of $8.3 million, or 3%, compared to $306.1 million for the year ended December 31, 2016. Selling, general and administrative expenses were 24.9% of net sales in 2017, compared to 26.6% of net sales in 2016. Excluding acquisitions and related strategic transaction costs of $9.9 million, organic constant currency selling, general and administrative expenses decreased 6%, or $16.3 million, in the current period exceeding our $10 million full year savings target. Lower payroll expense, variable compensation expense and corporate legal costs were key drivers of cost savings. The following table presents a reconciliation of the year over year expense change for selling, general, and administrative expenses.

Selling, general, and administrative expenses	Year Ended December 31, 2017 versus December 31, 2016
(Percent Change)	Consolidated Continuing Operations
GAAP reported change	(2.7)%
Currency translation effects	0.8%
Constant currency change	(3.5)%
Acquisitions and related strategic transaction costs	2.0%
Organic constant currency change	(5.5)%
Note: Organic constant currency change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency change in selling, general, and administrative expenses is calculated by removing the percentage impact from acquisitions and related strategic transaction costs as well as currency translation effects from the overall percentage change in GAAP selling, general, and administrative expense. Management believes excluding acquisitions and currency translation effects provide investors with a greater level of clarity into spending levels on a year-over-year basis.

Research and development expense. Research and development expense was $50.1 million for the year ended December 31, 2017, an increase of $3.2 million, or 7%, compared to $46.8 million for the year ended December 31, 2016. Research and development expense was 4.2% of net sales in 2017, compared to 4.1% of net sales in 2016 and we expect research and development expense to be approximately 4.0% of sales for the year ending December 31, 2018 as we continue to develop new products for global safety markets.
Restructuring and other charges. During the year ended December 31, 2017, the Company recorded restructuring charges, net of adjustments, of $17.6 million, primarily related to the voluntary retirement incentive package discussed below as well as to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe and right size our operations in Australia and Africa. This compared to charges of $5.7 million during the year ended December 31, 2016, primarily related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Europe, Brazil, and Japan.
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
Currency exchange. Currency exchange losses were $5.1 million during the year ended December 31, 2017, compared to $0.8 million during the year ended December 31, 2016. Currency exchange losses in both years were mostly unrealized and related to management of foreign currency exposure on unsettled intercompany balances and the effect of the weakening U.S. dollar on these balances. Refer to Note 17 to the consolidated financial statements in Part II Item 8 of this Form 10-K for information regarding our currency exchange rate risk management strategy.
Other operating expense. Other operating expense during the year ended December 31, 2017 was $126.4 million. In August 2017, MSA LLC agreed to resolve certain asserted cumulative trauma product liability claims. This charge is related to legacy products designed, manufactured and sold years ago and are not currently sold by the Company. Additionally, in the fourth quarter of 2017, MSA LLC determined that a reasonable estimate of the liability for incurred but not reported ("IBNR") cumulative trauma liability claims is $111.1 million as of December 31, 2017. MSA LLC recorded a total charge of $126.4 million before tax ($85.0 million after tax) representing the estimated liability in excess of available insurance coverage for both asserted and IBNR cumulative trauma liability claims. Cumulative trauma product liability claims incurred in the year ended December 31, 2016 were covered by insurance. Please refer to Note 19 to the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information.
GAAP operating income. Consolidated operating income for the year ended December 31, 2017 was $43.3 million compared to $164.2 million for the year ended December 31, 2016. The reduction in operating income was primarily driven by the Other operating expense and restructuring charges associated with the voluntary retirement incentive package partially offset by lower selling, general, and administrative expenses resulting from our cost reduction programs as discussed above.
Adjusted operating income. Americas adjusted operating income for the year ended December 31, 2017 was $184.3 million, an increase of $21.5 million, or 13%, compared to $162.8 million for the year ended December 31, 2016. The improvement was driven by higher sales volumes and lower selling, general and administrative costs resulting from effective cost management. Additionally, we continued to see strength in gross margins during 2017 from improvements in margins across many of our core products.
International adjusted operating income for the year ended December 31, 2017 was $45.5 million, a decrease of $1.0 million, or 2%, compared to $46.5 million for the year ended December 31, 2016. The decrease in adjusted operating income is primarily attributable to lower sales volumes.
Corporate segment adjusted operating loss for the year ended December 31, 2017 was $37.2 million, an improvement of $1.4 million, or 4%, compared to an operating loss of $38.6 million for the year ended December 31, 2016, reflecting lower legal expenses and variable compensation expense partially offset by higher stock compensation and corporate development expenses.

The following tables reconcile GAAP operating income to adjusted operating income (loss). Adjusted operating margin % is calculated as adjusted operating income divided by net sales.

Adjusted operating income	Year Ended December 31, 2017
(In thousands)	Americas	International	Corporate	Consolidated Continuing Operations
Net sales	$736,847	$459,962	$—	$1,196,809
GAAP operating income				43,345
Restructuring and other charges				17,632
Currency exchange losses, net				5,127
Other operating expense (Note 19)				126,432
Adjusted operating income	$184,287	$45,461	$(37,212)	$192,536
Adjusted operating margin %	25.0%	9.9%

Adjusted operating income	Year Ended December 31, 2016
(In thousands)	Americas	International	Corporate	Consolidated Continuing Operations
Net sales	$678,433	$471,097	$—	$1,149,530
GAAP operating income				164,192
Restructuring and other charges				5,694
Currency exchange losses, net				766
Other operating expense (Note 19)				—
Adjusted operating income	$162,788	$46,491	$(38,627)	$170,652
Adjusted operating margin %	24.0%	9.9%
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
Total other expense, net. Other expense for the year ended December 31, 2017 was $13.6 million, an increase of $1.3 million, or 11%, compared to $12.3 million for the year ended December 31, 2016.
Income taxes. The reported effective tax rate for the year ended December 31, 2017 was 9.5%, which included a benefit of 28.0% for certain share-based payments related to the adoption of ASU 2016-09 and a benefit of 8.4% associated with the reduction of exit taxes related to our European reorganization as well as benefits related to higher profitability in more favorable tax jurisdictions and additional manufacturing deduction benefits. The unfavorable effects of U.S. tax reform partially offset these benefits. The reported effective tax rate for the year ended December 31, 2016 was 38.1%, inclusive of 4.3% associated with exit taxes related to our European reorganization. The remaining effective tax rate change was primarily due to additional manufacturing deduction benefits and the release of a valuation allowance on foreign losses.
The Tax Cuts and Jobs Act of 2017 ("the Act"), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system including reducing the U.S. corporate rate to 21% starting in 2018. The Act also creates a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.

On December 22, 2017, SAB 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has calculated its best estimate of the impact of the Act and has recorded income tax expense of $19.8 million during the fourth quarter of 2017, the period in which the legislation was enacted. Of this amount, $18.0 million related to the one-time transition tax and the remaining $1.8 million related to the revaluation of U.S. deferred tax assets and liabilities. In addition, deferred taxes have been recorded on the outside basis differences of non-U.S. subsidiaries in the amount of $7.8 million, fully offset by foreign tax credits. Changes to applicable tax law, regulations or interpretations of the Act may require further adjustments and changes in our estimates. The final determination of the transition tax and the revaluation of U.S. deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Act.
MSA finalized its European reorganization during 2016. The reorganization was designed to drive optimal performance by aligning certain strategic planning and decision making into a single location enabled by a common IT platform. During the year ended December 31, 2017, the Company had a benefit due to the reduction of $2.5 million of charges associated with exit taxes related to our European reorganization, compared to expense of $6.5 million for the year ended December 31, 2016.
In October 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other than Inventory. This ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We have early adopted this ASU on January 1, 2017 using the modified retrospective approach which resulted in a $6.2 million cumulative-effect adjustment directly to retained earnings during the year ended December 31, 2017 for any previously deferred income tax effects.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which we have adopted effective January 1, 2017. From an income tax perspective, this ASU requires that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of additional paid-in-capital. We expect this to create volatility in the effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The adoption of this standard resulted in an $8.3 million tax benefit during the year ended December 31, 2017.
Please refer to Note 1 to the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information regarding the two standards adopted.
Net income from continuing operations attributable to MSA Safety Incorporated. Net income from continuing operations was $26.0 million for the year ended December 31, 2017, or $0.67 per diluted share, compared to $92.7 million, or $2.44 per diluted share, for the year ended December 31, 2016 as a result of the factors described above.
Net loss from discontinued operations attributable to MSA Safety Incorporated. Net loss from discontinued operations was $0.8 million, or $0.02 per diluted share, for the year ended December 31, 2016. There was no discontinued operations activity during 2017. Please refer to Note 20 to the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information.
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

Net Sales from Continuing Operations	Year Ended December 31, 2016 versus December 31, 2015
(Percent Change)	Americas	International	Consolidated Continuing Operations
GAAP reported sales change	(3.7)%	10.6%	1.7%
Currency translation effects	(1.9)%	(2.4)%	(2.1)%
Constant currency sales change	(1.8)%	13.0%	3.8%
Acquisitions and related strategic transaction costs	1.3%	10.3%	4.8%
Organic constant currency change	(3.1)%	2.7%	(1.0)%
Note: Organic constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales change is calculated by removing the percentage impact from acquisitions and related strategic transaction costs as well as currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $678.4 million for the year ended December 31, 2016, a decrease of $26.4 million, or 4%, compared to $704.8 million for the year ended December 31, 2015. Currency translation effects decreased Americas segment sales by 2%, reflecting weaker currencies across Latin America. Acquisitions, primarily Latchways, increased sales in the Americas segment by 1%. In 2016, organic constant currency sales in the Americas segment decreased 3% compared to the prior year. This decrease was primarily related to a lower level of shipments of the G1 self-contained breathing apparatus ("SCBA"). Our sales in 2015 benefited from a higher backlog at December 31, 2014 of approximately $35 million. We shipped these additional units in 2015 and had a more normalized backlog to start 2016. Furthermore, industrial head protection sales decreased, there was a lower level of fixed gas and flame detection sales stemming from reduced project spending in the energy market, and sales of other non-core products decreased. These declines were partially offset by an improvement in portable gas detection as well as fire and rescue helmet sales.
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
Selling, general and administrative expenses. Selling, general and administrative expenses were $306.1 million for the year ended December 31, 2016, a decrease of $9.2 million, or 3%, compared to $315.3 million for the year ended December 31, 2015. Selling, general and administrative expenses were 26.6% of net sales in 2016, compared to 27.9% of net sales in 2015. Organic constant currency selling, general, and administrative expense decreased 3% during 2016 driven by headcount reductions and implementation of discretionary spending controls related to our global cost reduction program. The following table presents a reconciliation of the year over year expense change for selling, general, and administrative expenses.

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
Research and development expense. Research and development expense was $46.8 million for the year ended December 31, 2016, a decrease of $1.8 million, or 4%, compared to $48.6 million for the year ended December 31, 2015. Research and development expense was 4.1% of net sales in 2016, compared to 4.3% of net sales in 2015.
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
Currency exchange. Currency exchange losses were $0.8 million during the year ended December 31, 2016, compared to $2.2 million during the year ended December 31, 2015. Currency exchange losses in both years were mostly unrealized and related primarily to the effect of the strengthening U.S. dollar on intercompany balances. Refer to Note 17 to the consolidated financial statements in Part II Item 8 of this Form 10-K for information regarding our currency exchange rate risk management strategy.
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

The following table reconciles GAAP operating income to adjusted operating income. Adjusted operating margin % is calculated as adjusted operating income divided by net sales.

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
Net (loss) income from discontinued operations attributable to MSA Safety Incorporated. Net loss from discontinued operations was $0.8 million for the year ended December 31, 2016, or $0.02 per diluted share, compared to net income of $1.2 million, or $0.03 per diluted share, for the year ended December 31, 2015. Please refer to Note 20 to the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information.

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
LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments, and acquisitions. At December 31, 2017, approximately 38% of our long-term debt is at fixed interest rates with repayment schedules through 2031. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2020. At December 31, 2017, approximately 83% of our borrowings are denominated in US dollars, which limits our exposure to currency exchange rate fluctuations.
At December 31, 2017, we had cash and cash equivalents totaling $134.2 million, of which $119.9 million was held by our foreign subsidiaries. Cash and cash equivalents increased $20.5 million during the year ended December 31, 2017, compared to an increase of $7.8 million during 2016 and a decrease of $0.1 million during 2015. During 2018, we expect to repatriate between $75 million - $100 million of cash from our foreign affiliates.
Our unsecured senior revolving credit facility provides for borrowings up to $575.0 million through 2020 and is subject to certain commitment fees. This credit facility has sub-limits for the issuance of letters of credit, swingline borrowings and foreign currency denominated borrowings; and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing indebtedness. Loans under the revolving facility will bear interest, at a variable rate based on LIBOR or the federal funds rate, at the Company's option. Our weighted average interest rate was 2.73% in 2017. At December 31, 2017, $273.5 million of the $575.0 million senior revolving credit facility was unused, including letters of credit.
The Company currently has access to approximately $273.5 million of capital at December 31, 2017. Refer to Note 11 to the consolidated financial statements in Part II Item 8 of this Form 10-K.
Operating activities. Operating activities provided cash of $230.3 million in 2017, compared to providing cash of $134.9 million in 2016. The increase in operating cash flows during the period was primarily attributable to higher insurance receivable collections. We collected $62.6 million from insurance companies, net of product liability settlements paid, in the year ended December 31, 2017 while we paid settlements, net of collections from insurance companies, of $28.5 million in the same period of 2016. Historically, cumulative trauma liability payments were funded with the Company's operating cash flow, pending resolution of disputed insurance coverage. For more than a decade, we have funded product liability settlements from operating cash flow. We continue to make good progress collecting insurance proceeds and establishing cash flow streams for the future. Although cash flows may vary from quarter to quarter, we do not expect there to be a material impact on our capital allocation priorities.

The amount recorded in connection with the recent settlements and remaining asserted cumulative trauma claims did not have a significant cash impact in the year ended December 31, 2017. Approximately $54.5 million of the total $181.1 million reserve relates to recent product liability settlements. The Company paid a total of $25.2 million in the third and fourth quarters of 2017 related to settlements reached in August 2017 totaling $75.2 million as discussed in Note 19 to the consolidated financial statements in Part II Item 8 of this Form 10-K. The remaining balance is expected to be paid ratably over 7 quarters beginning in the first quarter of 2018 and ending in the third quarter of 2019. The remaining reserve consists of $111.1 million related to a liability for incurred but not reported ("IBNR") cumulative trauma claims and $15.5 million related primarily to estimated indemnity for all other remaining asserted cumulative trauma product liability claims that are probable and estimable at December 31, 2017. Please refer to Note 19 to the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information.
Operating activities provided cash of $134.9 million in 2016, compared to providing cash of $55.3 million in 2015. Improved operating cash flow in 2016 was primarily attributable to higher net income and lower working capital driven by collections of accounts receivable and our ongoing focus on inventory management. Working capital as a percentage of sales improved by 400 bps to 21.7% in 2016 from 25.7% in 2015. At December 31, 2016, working capital included trade receivables, inventory and accounts payable of $1.1 million, $3.3 million and $0.9 million, respectively related to the acquisition of Senscient.
Investing activities. Investing activities used cash of $239.2 million for the year ended December 31, 2017, compared to using $25.8 million in 2016. The acquisition of Globe drove cash outflows from investing activities during 2017. Refer to Note 13 to the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information on the Globe acquisition. The sale of our South African personal protective equipment distribution business and its Zambian operations offset by the acquisition of Senscient drove cash outflows from investing activities during 2016. Refer to Note 20 to the consolidated financial statements in Part II Item 8 of this Form 10-K for a discussion of discontinued operations. We plan to invest approximately $30 million in capital expenditures in 2018.
Investing activities used cash of $25.8 million for the year ended December 31, 2016, compared to using $208.5 million in 2015. The use of cash for investing activities included the acquisition of Senscient in 2016 and the acquisition of Latchways in 2015. Capital expenditures were $25.5 million in 2016 compared to $36.2 million in 2015. Capital expenditures in 2015 included spending related to initiatives such as the G1 SCBA and our European reorganization.
Financing activities. Financing activities provided cash of $23.1 million for the year ended December 31, 2017, compared to using cash of $97.8 million in 2016. During 2017, we had net proceeds from debt of $77.2 million to finance the acquisition of Globe. This compared to net payments on debt of $60.9 million in the same period in 2016.
We made dividend payments of $52.5 million during 2017, compared to $49.1 million during 2016. Dividends paid on our common stock during 2017 were $1.38 per share. Dividends paid on our common stock in 2016 and 2015 were $1.31 and $1.27 per share, respectively.
Restricted cash balances were $3.6 million at December 31, 2017 compared to $1.2 million at December 31, 2016 and were primarily used to support letter of credit balances.
During 2015, the MSA Board of Directors authorized the Company to repurchase up to $100.0 million in shares of MSA common stock and we executed share repurchases of $7.1 million. There were no share repurchases in 2016 and $11.8 million in repurchases made in 2017. The program seeks to offset equity dilution associated with employee stock compensation. The Board of Directors did not set a time limitation on the repurchase program.
Financing activities used cash of $97.8 million for the year ended December 31, 2016, compared to providing cash of $164.9 million in 2015. The change was primarily related to net payments on debt of $60.9 million in 2016 compared to net proceeds from borrowings of $218.9 million during 2015 to finance the acquisition of Latchways.
CUMULATIVE TRANSLATION ADJUSTMENTS
The year-end position of the U.S. dollar relative to international currencies resulted in a translation gain of $38.4 million being recorded to cumulative translation adjustments for the year ended December 31, 2017. This compares to losses of $25.9 million in 2016 and $47.7 million in 2015. The translation gain in 2017 was primarily related to the weakening of the U.S. dollar against the euro, British pound and Mexican peso. The translation loss in 2016 was primarily related to the strengthening of the U.S. dollar against the British pound, Mexican peso, Argentine peso, euro, and Brazilian real. The translation loss in 2015 was primarily related to the strengthening of the U.S. dollar against the euro, British pound, Brazilian real and South African rand.

COMMITMENTS AND CONTINGENCIES
We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2017 are as follows:

(In millions)	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt	$475.8	$26.7	$26.7	$321.5	$26.7	$—	$74.2
Operating leases	45.9	13.0	10.2	7.1	6.1	3.7	5.8
Transition tax	18.0	1.4	1.4	1.4	1.4	2.7	9.7
Totals	539.7	41.1	38.3	330.0	34.2	6.4	89.7

The significant obligations table does not include obligations to taxing authorities due to uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.
We expect to meet our 2018 and 2019 debt service obligations through cash provided by operations. Approximately $294.9 million of debt payable in 2020 relates to our unsecured senior revolving credit facility. We expect to generate sufficient operating cash flow to make payments against this amount each year. To the extent that a balance remains when the facility matures in 2020, we expect to refinance the remaining balance through new borrowing facilities. Interest expense on fixed rate debt over the next five years is expected to be approximately $7.0 million in 2018, $5.8 million in 2019, $4.6 million in 2020, $3.5 million in 2021, and $2.3 million in 2022.
The Company had outstanding bank guarantees and standby letters of credit with banks as of December 31, 2017 totaling $13.3 million, of which $6.6 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at December 31, 2017. The Company is also required to provide cash collateral in connection with certain arrangements. At December 31, 2017, the Company has $3.6 million of restricted cash in support of these arrangements.
We expect to make net contributions of $5.0 million to our pension plans in 2018 which are primarily associated with our International segment. We have not been required to make contributions to our U.S. based qualified defined benefit pension plan in many years.
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
Accounting for contingencies. We accrue for contingencies when we believe that it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies relate to uncertainties that require our judgment both in assessing whether a liability or loss has been incurred and in estimating the amount of the probable loss. Significant contingencies affecting our consolidated financial statements include pending or threatened litigation, including product liability claims and product warranties.
Product liability. We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.

Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. MSA LLC estimates its liability for single incident product liability claims based on expected settlement costs for asserted single incident product liability claims and an estimate of costs for single incident product liability claims incurred but not reported ("IBNR"). Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. MSA LLC separately evaluates and estimates its liability for asserted cumulative trauma product liability claims not yet resolved and IBNR cumulative trauma product liability claims. Management works with outside legal counsel quarterly to review and assess MSA LLC's exposure to asserted cumulative trauma product liability claims not yet resolved. In addition, management works with an outside valuation consultant and outside legal counsel to review MSA LLC's exposure to IBNR cumulative trauma product liability claims on an annual basis, or more frequently if changing circumstances or developments in existing cases, or in the litigation environment generally, make an interim review appropriate. The review process for asserted cumulative trauma product liability claims not yet resolved takes into account available facts for those claims including the number and composition of such claims, outcomes of matters resolved during current and prior periods, and variances associated with different groups of claims, plaintiffs' counsel, and venues, as well as any other relevant information. The review process for IBNR claims involves a number of key judgments and assumptions, including as to the number and types of claims that may be asserted, the period in which claims may be asserted and resolved, the percentage of claims that may be dismissed without payment, the average cost to resolve claims on which a payment is made, the manner in which MSA LLC will defend claims, and the medical and legal environments that will be applicable to the assertion, evaluation, and resolution of claims in the future.
Additional information respecting MSA LLC’s product liability claims and the accounting for such claims in the Company’s Consolidated Financial Statements, including estimated liabilities accrued on account of such claims, is contained in Note 19 to the consolidated financial statements in Part II Item 8 of this Form 10-K.
Insurance receivable. In the normal course of business, MSA LLC makes payments to settle product liability claims and for related defense costs and records receivables for the estimated amounts that are covered by insurance. Various factors could affect the timing and amount of recovery of the insurance receivable, including the outcome of negotiations with insurers and the outcome of the coverage litigation with respect to the Occurrence-Based Policies, and the extent to which the issuing insurers may become insolvent in the future. At December 31, 2017, the amount of the current reserve for cumulative trauma product liability claims exceeds the potential insurance coverage for such claims and MSA LLC is now largely self-insured for costs associated with cumulative trauma product liability claims. Going forward, most of MSA LLC's cumulative trauma product liability costs will be expensed without the expectation of insurance reimbursement.
Income taxes. We recognize deferred tax assets and liabilities using enacted tax rates to record the tax effect of temporary differences between the book and tax basis of recorded assets and liabilities. We record valuation allowances to reduce deferred tax assets to the amounts that we estimate are probable to be realized. When assessing the need for valuation allowances, we consider projected future taxable income and prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realizability of deferred tax assets in future years, we adjust the related valuation allowances in the period that the change in circumstances occurs. We had valuation allowances of $4.6 million and $5.3 million at December 31, 2017 and 2016, respectively.
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

The Tax Cuts and Jobs Act of 2017 (“the Act”), which was signed into law on December 22, 2017 has resulted in significant changes to the U.S. corporate income tax system. The Company has calculated its best estimate of the impact of the Act. Changes to applicable tax law, regulations or interpretations of the Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our effective tax rate. The final determination of the transition tax and the revaluation of U.S. deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Act. Please refer to Note 9 to the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information on the Act.

Pensions and other post-retirement benefits. We sponsor certain pension and other post-retirement benefit plans. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year. Discount rates and plan asset valuations are point-in-time measures. The discount rate assumptions used in determining projected benefit obligations for a majority of our U.S. and foreign plans were based on the spot rate method at December 31, 2017. The remaining plans' discount rate assumptions are based on published long-term bond indices or a company-specific yield curve model.
We recognize, as of a measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts inside the corridor are amortized over the plan participants' life expectancy. Expected returns on plan assets are based on our historical returns by asset class.
Please refer to Note 14 to the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information on the spot rate method and further details on the funded status of our pension and post-retirement benefit plans.
The following table summarizes the impact of changes in significant actuarial assumptions on our December 31, 2017 actuarial valuations.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	1%	(1)%	1%	(1)%	5%	(5)%
(Decrease) increase in net benefit cost	$(6,742)	$8,282	$(4,864)	$4,864	$(969)	$933
(Decrease) increase in projected benefit obligation	(71,404)	87,827	—	—	—	—
Increase (decrease) in funded status	71,404	(87,827)	—	—	24,634	(24,634)
Stock Compensation. We sponsor both a Management and a Non-Employee Directors' Equity Incentive plan which provide for grants of stock options, restricted stock and other equity-based vehicles such as restricted stock units and performance stock units; all of which are recognized as compensation expense based on grant date fair value. Except for retirement-eligible participants, for whom there is no requisite service period, this expense is recognized ratably over the requisite service periods following the date of grant. For retirement-eligible participants, all expense is recognized at the grant date. Stock options are valued using the Black-Scholes option pricing model. Performance stock units that have a market condition are valued on the grant date using a Monte Carlo simulation valuation model. We believe these valuation models are appropriate for use based on the nature of the awards and are consistent with models used by our peer companies. Please refer to Note 10 to the consolidated financial statements in Part II Item 8 of this Form 10-K for further details on the assumptions used in these valuation models.
Revenue Recognition. Revenue from the sale of products is recognized when title, ownership and the risk of loss have transferred to the customer, which generally occurs either when product is shipped to the customer or, in the case of most U.S. distributor customers, when product is delivered to the distributor's delivery site. We establish our shipping terms according to local practice and market characteristics. We do not ship product unless we have an order or other documentation authorizing shipment to our customers. We make appropriate provisions for uncollectible accounts receivable and product returns, both of which have historically been insignificant in relation to our net sales. Certain distributor customers receive price rebates based on their level of purchases and other performance criteria that are documented in established distributor programs. These rebates are accrued as a reduction of net sales as they are earned by the customer. On January 1, 2018, we will adopt ASU 2014-09, Revenue with Contracts from Customers. See additional information under Recently Adopted and Recently Issued Accounting Standards.
Goodwill and Indefinite-lived Intangible Assets. On October 1st of each year, or more frequently if indicators of impairment exist or if a decision is made to sell a business, we evaluate goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in the business climate, unanticipated competition, slower growth rates, or negative developments in equity and credit markets, among others.

All goodwill is assigned to and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. For goodwill impairment testing purposes, we consider our operating segments to be our reporting units. The evaluation of impairment involves using either a qualitative or quantitative approach as outlined in Accounting Standards Codification (ASC) Topic 350. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. Factors considered as part of the qualitative assessment include entity-specific industry, market and general economic conditions. In 2017, we elected to bypass the qualitative evaluation for all of our reporting units except for Globe, which was acquired on July 31, 2017, and performed a two-step quantitative test at October 1, 2017. Quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimate reporting unit fair value using a weighted average of fair values determined by discounted cash flow (DCF) and market approach methodologies, as we believe both are equally important indicators of fair value. A number of significant assumptions and estimates are involved in the application of the DCF model, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The betas used in calculating the individual reporting units’ weighted average cost of capital (WACC) rate are estimated for each reporting unit based on peer data. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of EBITDA at which peer companies are trading.
In the event the estimated fair value of a reporting unit per the weighted average of the DCF and market approach models is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill, which may involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could materially and adversely affect reported consolidated results of operations and shareholders’ equity. At October 1, 2017, based on our quantitative test, the fair values of all of our reporting units exceeded their carrying value by at least 55%.
Intangible assets with indefinite lives are also subject to impairment testing on October 1st of each year, or more frequently if indicators of impairment exist. The impairment test compares the fair value of the intangible assets with their carrying amounts. We performed a qualitative assessment of the indefinite lived trade name intangible assets acquired on July 31, 207 and determined that there was no indication of impairment.
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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU 2014-09, Revenue with Contracts from Customers. This ASU establishes a single revenue recognition model for all contracts with customers based on recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, eliminates industry specific requirements, and expands disclosure requirements. This ASU is required to be adopted beginning January 1, 2018. Our revenue streams include agreements with distributors and agreements with end users, including governmental entities. The Company evaluated the impact that the adoption of this ASU had on the consolidated financial statements, including the timing of revenue recognition associated with certain customized products. We evaluated current contracts, conducted a risk assessment and provided numerous training sessions to educate individuals throughout the business on the requirements of the new standard. We will adopt ASU 2014-09 using the modified retrospective method as of January 1, 2018. The majority of our revenue transactions consist of a single performance obligation to transfer promised goods or services. Based on the evaluation of our current contracts and revenue streams, we determined they will be recorded consistently under both existing GAAP and the new standard. Therefore, ASU 2014-09 does not have a material effect on the Company. We have drafted a new accounting policy to incorporate the guidance within the new standard into our revenue recognition policies effective January 1, 2018 and going forward.
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
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to record a right of use asset and a liability for virtually all leases. This ASU will be effective beginning January 1, 2019. The Company has developed a transition plan and continues to evaluate the impact that the adoption of this ASU will have on the consolidated financial statements. During 2017, we conducted a survey to identify all leases across the organization and are currently working to obtain all lease contracts to accumulate the necessary information for adoption. We have identified that a majority of our leases fall into one of three categories: office equipment, real estate and vehicles. We have also identified that most office equipment and vehicle leases utilize standard master leasing contracts that have similar terms. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. At December 31, 2017, the Company's undiscounted future minimum rent commitments under noncancellable operating leases were approximately $45.9 million. We will adopt the standard using the modified retrospective approach and are still evaluating whether we will elect the practical expedients allowed in the standard.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for many aspects associated with share-based payment accounting including income taxes and the use of forfeiture rates. This ASU was adopted on January 1, 2017. The provisions of this ASU which impacted us included a requirement that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of shareholders’ equity. The Company expects this to create volatility in its effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The extent of excess tax benefits/deficiencies is subject to variation in our stock price and timing/extent of stock-based compensation share vestings and employee stock option exercises. This ASU also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted earnings per share and no longer requires a presentation of excess tax benefits and deficiencies related to the vesting and exercise of share-based compensation as both an operating outflow and financing inflow on the statement of cash flows. We have applied all of these changes on a prospective basis and therefore, prior years were not adjusted. Additionally, this ASU allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. We elected to maintain our current forfeitures policy and will continue to include an estimate of those forfeitures when recognizing stock-based compensation expense. This ASU also requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as a financing activity (eliminating previous diversity in practice). Adoption of this ASU resulted in an additional discrete tax benefit of approximately $8.3 million during year ended December 31, 2017.
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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Payments and Cash Receipts. This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU will be effective beginning in 2018. The Company does not believe that this guidance will have a significant impact on its presentation of the consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other than Inventory. This ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU was early adopted on January 1, 2017 using the modified retrospective approach which resulted in a $6.2 million cumulative-effective adjustment directly to retained earnings for any previously deferred income tax effects during the year ended December 31, 2017.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU requires that amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective beginning in 2018 to be adopted on a retrospective basis and early adoption is permitted. The adoption of ASU 2016-18 is expected to have a financial statement presentation impact within the consolidated statement of cash flows as amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows and transfers of these amounts between balance sheet line items will not be presented as an operating, investing or financing cash flow. If we would have adopted ASU 2016-18 during the years ended December 31, 2017, 2016 and 2015, financing cash flows would have been increased by $2.5 million, reduced by $1.5 million and reduced by $0.3 million, respectively. The Company also expects the adoption of ASU 2016-18 to result in additional disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business. This ASU provides further guidance for identifying whether a set of assets and activities is a business by providing a screen outlining that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This ASU is effective beginning in 2018 and will be applied prospectively. The adoption of this ASU may have a material effect on our consolidated financial statements in the event that we have an acquisition or disposal that no longer meets the definition of a business.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, to improve the presentation of net periodic pension and net periodic post-retirement benefit cost. This ASU requires companies to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, this ASU requires that companies present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of income from operations, if one is presented. This ASU is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The amendments in this ASU are to be applied retrospectively for presentation in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. A practical expedient allows the Company to use the amount disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company will adopt ASU 2017-07 on January 1, 2018 and will use the retrospective method for presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement for our first quarter 2018 Form 10-Q. If the Company would have applied the provisions of this ASU for the years ended December 31, 2017, 2016 and 2015, operating income would have decreased by $3.4 million, decreased by $3.5 million and increased by $0.4 million, respectively. The Company does not capitalize costs in assets so there is no impact from that provision of ASU 2017-07.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation - Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company will adopt ASU 2017-09 on January 1, 2018 and the adoption of this ASU is not expected have a material effect on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the new tax reform legislation commonly known as the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. The Company has not elected to early adopt this ASU and is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.
Currency exchange rates. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2017 by approximately $52.7 million and $7.3 million, or 4.4% and 27.2%, respectively.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2017, we had open foreign currency forward contracts with a U.S. dollar notional value of $124.7 million. A hypothetical 10% increase in December 31, 2017 forward exchange rates would result in a $12.5 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of our revolving credit facility, these financial instruments are reported at carrying values which approximate fair values.
At December 31, 2017, we had $180.9 million of fixed rate debt which matures at various dates through 2031. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $13.8 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At December 31, 2017, we had $294.9 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could have an impact on future earnings under our current capital structure.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.
Management has excluded Globe Holding Company, LLC (Globe) from its assessment of internal controls over financial reporting as of December 31, 2017 because the Company acquired Globe effective July 31, 2017 (Acquisition Date), whose total assets represents 14%, and net income represents 14%, and whose customer revenues represents 4% of the related consolidated financial statement amounts as of December 31, 2017 and from the period from the Acquisition Date through December 31, 2017.
The Company's independent registered public accounting firm that audited the consolidated financial statements included in this annual report issued an attestation report on the Company's internal control over financial reporting.

/s/ WILLIAM M. LAMBERT
William M. Lambert Chief Executive Officer

/s/ KENNETH D. KRAUSE
Kenneth D. Krause Vice President of Finance and Chief Financial Officer
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSA Safety Incorporated

Opinion on Internal Control over Financial Reporting
We have audited MSA Safety Incorporated’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MSA Safety Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Globe Holding Company, LLC, which is included in the 2017 consolidated financial statements of the Company and constituted 14% and 37% of total and net assets, respectively, as of December 31, 2017 and 4% and 14% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Globe Holding Company, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and changes in retained earnings and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSA Safety Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MSA Safety Incorporated (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and changes in retained earnings and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014
Pittsburgh, Pennsylvania
February 22, 2018

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Year ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
Net sales	$1,196,809	$1,149,530	$1,130,783
Cost of products sold	656,411	625,887	629,680
Gross profit	540,398	523,643	501,103

Selling, general and administrative	297,801	306,144	315,270
Research and development	50,061	46,847	48,630
Restructuring charges (Note 2)	17,632	5,694	12,258
Currency exchange losses, net	5,127	766	2,204
Other operating expense (Note 19)	126,432	—	—
Operating income	43,345	164,192	122,741

Interest expense	15,360	16,411	10,854
Other (income) loss, net (Note 15)	(1,790)	(4,130)	861
Total other expense, net	13,570	12,281	11,715

Income from continuing operations before income taxes	29,775	151,911	111,026
Provision for income taxes (Note 9)	2,819	57,804	44,407

Income from continuing operations	26,956	94,107	66,619
(Loss) income from discontinued operations (Note 20)	—	(245)	1,325
Net income	26,956	93,862	67,944

Net (income) loss attributable to noncontrolling interests	$(929)	$(1,926)	$2,863

Net income attributable to MSA Safety Incorporated	$26,027	$91,936	$70,807

Amounts attributable to MSA Safety Incorporated common shareholders:
Income from continuing operations	26,027	92,691	69,590
(Loss) income from discontinued operations (Note 20)	—	(755)	1,217
Net income	$26,027	$91,936	$70,807

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic
Income from continuing operations	$0.68	$2.47	$1.86
(Loss) income from discontinued operations (Note 20)	$—	$(0.02)	$0.03
Net income	$0.68	$2.45	$1.89
Diluted
Income from continuing operations	$0.67	$2.44	$1.84
(Loss) income from discontinued operations (Note 20)	$—	$(0.02)	$0.03
Net income	$0.67	$2.42	$1.87
Dividends per common share	$1.38	$1.31	$1.27
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2017	2016	2015
Net income	$26,956	$93,862	$67,944
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 5)	41,129	(24,986)	(49,067)
Pension and post-retirement plan actuarial gains, net of tax (Note 5)	20,120	1,321	6,181
Reclassification from accumulated other comprehensive (loss) into net income (Note 5)	—	3,270	—
Total other comprehensive income (loss), net of tax	61,249	(20,395)	(42,886)
Comprehensive income	88,205	73,467	25,058
Comprehensive (income) loss attributable to noncontrolling interests	(3,694)	(3,578)	4,280
Comprehensive income attributable to MSA Safety Incorporated	$84,511	$69,889	$29,338
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED BALANCE SHEET

	December 31,
(In thousands, except share amounts)	2017	2016
Assets
Cash and cash equivalents	$134,244	$113,759
Trade receivables, less allowance for doubtful accounts of $5,540 and $5,610	244,198	209,514
Inventories (Note 3)	153,739	103,066
Prepaid income taxes	31,448	16,378
Notes receivable, insurance companies (Note 19)	17,333	4,180
Prepaid expenses and other current assets	41,335	25,909
Total current assets	622,297	472,806

Property, plant, and equipment, net (Note 4)	157,014	148,678
Prepaid pension cost (Note 14)	83,060	62,916
Deferred tax assets (Note 9)	25,825	23,240
Goodwill (Note 12)	422,185	333,276
Intangible assets, net (Note 12)	183,088	77,015
Notes receivable, insurance companies, noncurrent (Note 19)	59,567	63,147
Insurance receivable (Note 19) and other noncurrent assets	131,790	172,842
Total assets	$1,684,826	$1,353,920

Liabilities
Notes payable and current portion of long-term debt (Note 11)	$26,680	$26,666
Accounts payable	87,061	62,734
Employees’ compensation	39,377	39,880
Insurance and product liability (Note 19)	59,116	19,438
Income taxes payable (Note 9)	—	3,889
Warranty reserve (Note 19) and other current liabilities	77,045	68,803
Total current liabilities	289,279	221,410

Long-term debt, net (Note 11)	447,832	363,836
Pensions and other employee benefits (Note 14)	170,773	157,927
Deferred tax liabilities (Note 9)	9,341	34,044
Product liability (Note 19) and other noncurrent liabilities	165,023	15,491
Total liabilities	$1,082,248	$792,708
Commitments and contingencies (Note 19)

Shareholders' Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 6)	3,569	3,569
Common stock, no par value (180,000,000 shares authorized; 62,081,391 shares issued; 38,222,928 and 37,736,578 shares outstanding at December 31, 2017 and 2016, respectively)	194,953	172,681
Treasury shares, at cost (Note 6)	(297,834)	(289,254)
Accumulated other comprehensive loss	(171,762)	(230,246)
Retained earnings	868,675	901,415
Total MSA Safety Incorporated shareholders’ equity	597,601	558,165
Noncontrolling interests	4,977	3,047
Total shareholders’ equity	602,578	561,212
Total liabilities and shareholders’ equity	$1,684,826	$1,353,920
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,
(In thousands)	2017	2016	2015
Operating Activities
Net income	$26,956	$93,862	$67,944
Depreciation and amortization	37,877	35,273	31,684
Restructuring charges (Note 2)	11,384	—	—
Stock-based compensation (Note 10)	11,758	9,211	7,599
Pension expense (Note 14)	7,142	6,332	11,955
Deferred income tax (benefit) provision (Note 9)	(31,320)	14,393	(1,699)
Loss (gain) on asset dispositions, net	557	(1,453)	(1,745)
Pension contributions (Note 14)	(4,094)	(3,878)	(4,058)
Currency exchange losses, net	5,127	785	2,471
Other operating expense (Note 19)	126,432	—	—
Asset Impairment Charges (Note 15)	—	—	4,946
Changes in:
Trade receivables	(6,384)	13,239	(21,959)
Inventories (Note 3)	(30,363)	14,394	(9,403)
Income taxes receivable, prepaid expenses and other current assets	13,840	(12,853)	(7,584)
Accounts payable and accrued liabilities	(19,424)	(46,957)	19,690
Other noncurrent assets and liabilities	80,848	12,546	(44,587)
Cash Flow From Operating Activities	230,336	134,894	55,254
Investing Activities
Capital expenditures	(23,725)	(25,523)	(36,241)
Acquisition, net of cash acquired (Note 13)	(216,308)	(18,449)	(180,271)
Property disposals and other investing	832	18,214	8,022
Cash Flow (Used In) Investing Activities	(239,201)	(25,758)	(208,490)
Financing Activities
Proceeds from short-term debt, net (Note 11)	13	—	5
Payments on long-term debt (Note 11)	(559,767)	(443,572)	(291,525)
Proceeds from long-term debt (Note 11)	637,000	382,664	510,456
Restricted cash	(2,538)	1,505	264
Cash dividends paid	(52,537)	(49,074)	(47,380)
Company stock purchases (Note 6)	(17,513)	(1,881)	(9,885)
Exercise of stock options (Note 6)	18,465	12,476	1,930
Employee stock purchase plan (Note 6)	532	571	488
Other, net	(590)	(530)	596
Cash Flow From (Used In) Financing Activities	23,065	(97,841)	164,949
Effect of exchange rate changes on cash and cash equivalents	6,285	(3,461)	(11,786)
Increase (decrease) in cash and cash equivalents	20,485	7,834	(73)
Beginning cash and cash equivalents	113,759	105,925	105,998
Ending cash and cash equivalents	$134,244	$113,759	$105,925
Supplemental cash flow information:
Interest payments	$15,504	$15,861	$10,818
Income tax payments	40,376	57,551	50,001
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS AND
ACCUMULATED OTHER COMPREHENSIVE LOSS

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances January 1, 2015	$835,126	$(166,730)
Net income	67,944	—
Foreign currency translation adjustments	—	(49,067)
Pension and post-retirement plan adjustments, net of tax of $1,160	—	6,181
Loss attributable to noncontrolling interests	2,863	1,417
Common dividends	(47,338)	—
Preferred dividends	(42)	—
Balances December 31, 2015	858,553	(208,199)
Net income	93,862	—
Foreign currency translation adjustments	—	(24,986)
Pension and post-retirement plan adjustments, net of tax of $1,146	—	1,321
Reclassification from accumulated other comprehensive (loss) into net income	—	3,270
Income attributable to noncontrolling interests	(1,926)	(1,652)
Common dividends	(49,032)	—
Preferred dividends	(42)	—
Balances December 31, 2016	901,415	(230,246)
Net income	26,956	—
Foreign currency translation adjustments	—	41,129
Pension and post-retirement plan adjustments, net of tax of $10,417	—	20,120
Income attributable to noncontrolling interests	(929)	(2,765)
Common dividends	(52,495)	—
Preferred dividends	(42)	—
Cumulative effect of the adoption of ASU 2016-16 (Note 1)	(6,230)	—
Balances December 31, 2017	$868,675	$(171,762)
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
Restricted Cash—Restricted cash, which is designated for use other than current operations, is included in prepaid expenses and other current assets in the Consolidated Balance Sheet. Restricted cash balances were $3.6 million and $1.2 million at December 31, 2017 and 2016, respectively. These balances were used to support letter of credit balances.
Inventories—Inventories are stated at the lower of cost or market. The majority of U.S. inventories are valued on the last-in, first-out (LIFO) cost method which is used since this method provides better matching of costs and revenues. Other inventories are valued at actual costs, at standard costs which approximate actual costs or in very rare occasions, on the average cost method. It is the Company's general policy to write-down any inventory identified as obsolete. Additionally, it will write-down any inventory balance in excess of the last twenty-four months of consumption.
Property and Depreciation—Property is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, generally as follows: buildings 20 to 40 years and machinery and equipment 3 to 10 years. Expenditures for significant renewals and improvements are capitalized. Ordinary repairs and maintenance are expensed as incurred. Gains or losses on property dispositions are included in other income and the cost and related depreciation are removed from the accounts. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $28.0 million, $27.0 million and $26.9 million, respectively. Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow model.

Goodwill and Other Intangible Assets—Intangible assets with a finite useful life are amortized on a straight-line basis over their useful lives. Indefinite lived intangible assets are assessed for possible impairment annually on October 1st or whenever circumstances change such that the recorded value of the asset may not be recoverable. We performed a qualitative assessment of the indefinite lived trade name intangible assets recently acquired and determined that there was no indication of impairment for 2017.
Goodwill is not amortized, but is subject to impairment assessments. On October 1st of each year, or more frequently if indicators of impairment exist or if a decision is made to sell a business, we evaluate goodwill and indefinite lived intangible assets for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in the business climate, unanticipated competition, slower growth rates, or negative developments in equity and credit markets, among others.
All goodwill is assigned to and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. For goodwill impairment testing purposes, we consider our operating segments to be our reporting units. The evaluation of impairment involves using either a qualitative or quantitative approach as outlined in Accounting Standards Codification (ASC) Topic 350. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. Factors considered as part of the qualitative assessment include entity-specific industry, market and general economic conditions. In 2017, we elected to bypass the qualitative evaluation for all of our reporting units except for Globe, which was acquired on July 31, 2017, and performed a two-step quantitative test at October 1, 2017. Step 1 of the quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimate reporting unit fair value using a weighted average of fair values determined by discounted cash flow (DCF) and market approach methodologies, as we believe both are equally important indicators of fair value. A number of significant assumptions and estimates are involved in the application of the DCF model, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are generally based on approved reporting unit operating plans for the early years and historical relationships in later years. The betas used in calculating the individual reporting units’ weighted average cost of capital (WACC) rate are estimated for each reporting unit based on peer data. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of EBITDA at which peer companies are trading.
In the event the estimated fair value of a reporting unit per the weighted average of the DCF and market approach models is less than the carrying value, Step 2 of the analysis would be required. The additional analysis would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill, which may involve the use of valuation specialist. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could materially and adversely affect reported consolidated results of operations and shareholders’ equity. There has been no impairment of our goodwill as of December 31, 2017, 2016 or 2015.
Revenue Recognition—Revenue from the sale of products is recognized when title, ownership and the risk of loss have transferred to the customer, which generally occurs either when product is shipped to the customer or, in the case of most U.S. distributor customers, when product is delivered to the distributor's delivery site. We establish our shipping terms according to local practice and market characteristics. We do not ship product unless we have an order or other documentation authorizing shipment to our customers. We make appropriate provisions for uncollectible accounts receivable and product returns, both of which have historically been insignificant in relation to our net sales. Certain distributor customers receive price rebates based on their level of purchases and other performance criteria that are documented in established distributor programs. These rebates are accrued as a reduction of net sales as they are earned by the customer. On January 1, 2018, we will adopt ASU 2014-09, Revenue with Contracts from Customers. See additional information under Recently Adopted and Recently Issued Accounting Standards.
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

Income Taxes—Deferred income taxes are recognized for temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more likely than not threshold. We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.
Stock-Based Compensation—We recognize compensation expense for employee and non-employee director stock-based compensation based on the grant date fair value. Except for retirement-eligible participants, for whom there is no requisite service period, this expense is recognized ratably over the requisite service periods following the date of grant. For retirement-eligible participants, this expense is recognized at the grant date.
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
Commitments and Contingencies—For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters, among others. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, then the matter is disclosed and no liability is recorded. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss. Please refer to Note 19 of the consolidated financial statements in Part II Item 8 of this Form 10-K for further details on product liability related matters.
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
Concentration of credit and business risks - We are exposed to credit risk in the event of nonpayment by customers, principally in the oil, gas and petrochemical, fire service, construction, utilities, and mining industries. Changes in these industries may significantly affect our financial performance and management's estimates. We mitigate our exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, credit insurance, prepayments, guarantees or other collateral. No individual customer represented more than 10% of our sales.

Reclassifications - Certain reclassifications of prior years' data have been made to conform to the current year presentation. These reclassifications relate to how amounts are classified within the operating section of the Consolidated Statement of Cash Flows but do not change the overall cash flow from operating activities for the prior years as previously reported. Additionally, we reclassified amounts within the financing section of the Consolidated Statement of Cash Flows but did not change the overall cash flow from financing activities for the prior years as previously reported.
Recently Adopted and Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue with Contracts from Customers. This ASU establishes a single revenue recognition model for all contracts with customers based on recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, eliminates industry specific requirements, and expands disclosure requirements. This ASU is required to be adopted beginning January 1, 2018. Our revenue streams include agreements with distributors and agreements with end users, including governmental entities. The Company evaluated the impact that the adoption of this ASU had on the consolidated financial statements, including the timing of revenue recognition associated with certain customized products. We evaluated current contracts, conducted a risk assessment and provided numerous training sessions to educate individuals throughout the business on the requirements of the new standard. We will adopt ASU 2014-09 using the modified retrospective method as of January 1, 2018. The majority of our revenue transactions consist of a single performance obligation to transfer promised goods or services. Based on the evaluation of our current contracts and revenue streams, we determined they will be recorded consistently under both existing GAAP and the new standard. Therefore, ASU 2014-09 does not have a material effect on the Company. We have drafted a new accounting policy to incorporate the guidance within the new standard into our revenue recognition policies effective January 1, 2018 and going forward.
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
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to record a right of use asset and a liability for virtually all leases. This ASU will be effective beginning January 1, 2019. The Company has developed a transition plan and continues to evaluate the impact that the adoption of this ASU will have on the consolidated financial statements. During 2017, we conducted a survey to identify all leases across the organization and are currently working to obtain all lease contracts to accumulate the necessary information for adoption. We have identified that a majority of our leases fall into one of three categories: office equipment, real estate and vehicles. We have also identified that most office equipment and vehicle leases utilize standard master leasing contracts that have similar terms. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. At December 31, 2017, the Company's undiscounted future minimum rent commitments under noncancellable operating leases were approximately $45.9 million. We will adopt the standard using the modified retrospective approach and are still evaluating whether we will elect the practical expedients allowed in the standard.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for many aspects associated with share-based payment accounting including income taxes and the use of forfeiture rates. This ASU was adopted on January 1, 2017. The provisions of this ASU which impacted us included a requirement that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of shareholders’ equity. The Company expects this to create volatility in its effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The extent of excess tax benefits/deficiencies is subject to variation in our stock price and timing/extent of stock-based compensation share vestings and employee stock option exercises. This ASU also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted earnings per share and no longer requires a presentation of excess tax benefits and deficiencies related to the vesting and exercise of share-based compensation as both an operating outflow and financing inflow on the statement of cash flows. We have applied all of these changes on a prospective basis and therefore, prior years were not adjusted. Additionally, this ASU allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. We elected to maintain our current forfeitures policy and will continue to include an estimate of those forfeitures when recognizing stock-based compensation expense. This ASU also requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as a financing activity (eliminating previous diversity in practice). Adoption of this ASU resulted in an additional discrete tax benefit of approximately $8.3 million during year ended December 31, 2017.

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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Payments and Cash Receipts. This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU will be effective beginning in 2018. The Company does not believe that this guidance will have a significant impact on its presentation of the consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other than Inventory. This ASU states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU was early adopted on January 1, 2017 using the modified retrospective approach which resulted in a $6.2 million cumulative-effective adjustment directly to retained earnings for any previously deferred income tax effects during the year ended December 31, 2017.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU requires that amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective beginning in 2018 to be adopted on a retrospective basis and early adoption is permitted. The adoption of ASU 2016-18 is expected to have a financial statement presentation impact within the consolidated statement of cash flows as amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows and transfers of these amounts between balance sheet line items will not be presented as an operating, investing or financing cash flow. If we would have adopted ASU 2016-18 during the years ended December 31, 2017, 2016 and 2015, financing cash flows would have been increased by $2.5 million, reduced by $1.5 million and reduced by $0.3 million, respectively. The Company also expects the adoption of ASU 2016-18 to result in additional disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business. This ASU provides further guidance for identifying whether a set of assets and activities is a business by providing a screen outlining that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This ASU is effective beginning in 2018 and will be applied prospectively. The adoption of this ASU may have a material effect on our consolidated financial statements in the event that we have an acquisition or disposal that no longer meets the definition of a business.
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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, to improve the presentation of net periodic pension and net periodic post-retirement benefit cost. This ASU requires companies to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, this ASU requires that companies present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of income from operations, if one is presented. This ASU is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The amendments in this ASU are to be applied retrospectively for presentation in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. A practical expedient allows the Company to use the amount disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company will adopt ASU 2017-07 on January 1, 2018 and will use the retrospective method for presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement for our first quarter 2018 Form 10-Q. If the Company would have applied the provisions of this ASU for the years ended December 31, 2017, 2016 and 2015, operating income would have decreased by $3.4 million, decreased by $3.5 million and increased by $0.4 million, respectively. The Company does not capitalize costs in assets so there is no impact from that provision of ASU 2017-07.
In May 2017, the FASB issued ASU 2017-09, Stock Compensation - Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company will adopt ASU 2017-09 on January 1, 2018 and the adoption of this ASU is not expected have a material effect on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the new tax reform legislation commonly known as the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. The Company has not elected to early adopt this ASU and is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements.
Note 2—Restructuring Charges
During the years ended December 31, 2017, 2016 and 2015, we recorded restructuring charges, net of adjustments, of $17.6 million, $5.7 million, and $12.3 million, respectively. These charges were primarily related to reorganization activities.
Americas segment restructuring charges of $13.0 million during the year ended December 31, 2017 related primarily to the voluntary retirement incentive package described below as well as severance from staff reductions in Brazil. International segment restructuring charges of $4.9 million during the year ended December 31, 2017 were related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe and right size our operations in Africa. Favorable adjustments for changes in estimates on employee restructuring reserves of $0.3 million were recorded during the year ended December 31, 2017.
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
Headcount was reduced by approximately 155 in 2017. Headcount was reduced by approximately 90 in the Americas segment and approximately 65 in the International segment.
International segment restructuring charges of $5.3 million during the year ended December 31, 2016 were related to severance costs for staff reductions associated with ongoing initiatives to right size our operations in Europe and Japan. Americas segment restructuring charges of $1.8 million during the year ended December 31, 2016 related primarily to severance from staff reductions in Brazil and North America. Corporate segment restructuring charges were $0.2 million during the year ended December 31, 2016. Favorable adjustments for changes in estimates on employee restructuring reserves of $1.6 million were recorded during the year ended December 31, 2016.

Headcount was reduced by 179 in 2016. Headcount was reduced by 103 in the Americas segment, 75 in the International segment, and 1 in the Corporate segment.
For the year ended December 31, 2015, International segment restructuring charges of $7.4 million were primarily related to staff reductions in Europe, Australia, Japan, and China and a one-time benefit for employees impacted by our European Principal Operating Company. Americas segment restructuring charges of $3.3 million and Corporate segment restructuring charges of $1.6 million were primarily related to staff reductions in North America.

Headcount was reduced by 216 in 2015. Headcount was reduced by 70 in the Americas segment, 134 in the International segment, and 12 in the Corporate segment.
Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	Americas	International	Corporate	Total
Reserve balances at January 1, 2015	$0.2	$2.6	$—	$2.8
Restructuring charges	3.3	7.4	1.6	12.3
Cash payments	(1.9)	(4.6)	(0.5)	(7.0)
Reserve balances at December 31, 2015	$1.6	$5.4	$1.1	$8.1
Restructuring charges	1.8	5.3	0.2	7.3
Adjustments to estimates on restructuring reserves	(0.5)	(0.6)	(0.5)	(1.6)
Cash payments	(2.0)	(7.3)	(0.5)	(9.8)
Reserve balances at December 31, 2016	$0.9	$2.8	$0.3	$4.0
Restructuring charges	13.0	4.9	—	17.9
Adjustments to estimates on restructuring reserves	(0.2)	(0.1)	—	(0.3)
Cash payments / utilization	(13.2)	(4.0)	(0.3)	(17.5)
Reserve balances at December 31, 2017	$0.5	$3.6	$—	$4.1
Note 3—Inventories
The following table sets forth the components of inventory:

	December 31,
(In thousands)	2017	2016
Finished products	$66,064	$54,348
Work in process	10,141	6,542
Raw materials and supplies	117,388	84,069
Inventories at current cost	193,593	144,959
Less: LIFO valuation	(39,854)	(41,893)
Total inventories	$153,739	$103,066
Inventories stated on the LIFO basis represent 39% and 25% of total inventories at December 31, 2017 and 2016, respectively.
Reductions in certain inventory quantities during the years ended December 31, 2016 and 2015 resulted in liquidations of LIFO inventories carried at lower costs prevailing in prior years. The effect of LIFO liquidations during 2016 reduced cost of sales by $0.3 million and increased net income by $0.2 million. The effect of LIFO liquidations during 2015 reduced cost of sales by $1.4 million and increased net income by $0.9 million. We did not have any LIFO liquidations during the year ended December 31, 2017.

Note 4—Property, Plant, and Equipment
The following table sets forth the components of property, plant and equipment:

	December 31,
(In thousands)	2017	2016
Land	$3,312	$2,684
Buildings	119,970	111,762
Machinery and equipment	379,747	361,010
Construction in progress	12,036	10,714
Total	515,065	486,170
Less accumulated depreciation	(358,051)	(337,492)
Property, plant, and equipment, net	$157,014	$148,678
Note 5—Reclassifications Out of Accumulated Other Comprehensive Loss

	MSA Safety Incorporated				Noncontrolling Interests
(In thousands)	2017	2016		2015	2017	2016		2015
Pension and other post-retirement benefits
Balance at beginning of period	$(118,068)	$(119,389)		$(125,570)	$—	$—		$—
Unrecognized net actuarial gains (losses)	17,659	(12,473)		(8,002)	—	—		—
Unrecognized prior service credit (cost)	—	1,092		(604)	—	—		—
Tax (expense) benefit	(6,124)	5,033		4,173	—	—		—
Total other comprehensive income (loss) before reclassifications, net of tax	11,535	(6,348)		(4,433)	—	—		—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service cost(a)	(176)	(427)		(268)	—	—		—
Recognized net actuarial losses(a)	13,054	11,989		16,215	—	—		—
Tax benefit	(4,293)	(3,893)		(5,333)	—	—		—
Total amount reclassified from accumulated other comprehensive loss, net of tax	8,585	7,669		10,614	—	—		—
Total other comprehensive income	20,120	1,321		6,181
Balance at end of period	$(97,948)	$(118,068)		$(119,389)	$—	$—		$—
Foreign currency translation
Balance at beginning of period	$(112,178)	$(88,810)		$(41,160)	$(1,964)	$(3,616)		$(2,199)
Reclassification into net income	—	2,500	(b)	—	—	770	(c)	—
Foreign currency translation adjustments	38,364	(25,868)		(47,650)	2,765	882		(1,417)
Balance at end of period	$(73,814)	$(112,178)		$(88,810)	$801	$(1,964)		$(3,616)
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

Note 6—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,878 shares held in treasury at December 31, 2017. There were 33 shares of preferred stock repurchased and subsequently canceled during 2015. The Treasury shares at cost line of the Consolidated Balance Sheet includes $1.8 million related to preferred stock. There were no treasury purchases of preferred stock during the years ended December 31, 2017 or 2016. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of December 31, 2017 or 2016.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 38,222,928 and 37,736,578 shares outstanding at December 31, 2017 and 2016, respectively.
Treasury Shares - On May 12, 2015, the Board of Directors adopted a new stock repurchase program replacing the existing program. The program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were 168,941 shares repurchased during 2017 and 150,000 shares repurchased during the year ended December 31, 2015. No shares were repurchased during 2016. We do not have any other share repurchase programs. There were 23,858,463 and 24,344,813 Treasury Shares at December 31, 2017 and 2016, respectively.
The Company issues Treasury Shares for all share based benefit plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 648,164 and 40,429 Treasury Shares issued for these purposes during the years ended December 31, 2017 and 2016, respectively.

Common stock activity is summarized as follows:

	Shares		Dollars
(Dollars in thousands)	Issued	Treasury	Common Stock	Treasury Cost
Balances January 1, 2015	62,081,391	(24,633,081)	$148,401	$(284,805)
Restricted stock awards	—	34,624	(404)	404
Restricted stock expense	—	—	3,461	—
Restricted stock forfeitures	—	(18,468)	(426)	—
Stock options exercised	—	64,752	1,714	216
Stock option expense	—	—	2,572	—
Stock option forfeitures	—	—	(118)	—
Performance stock issued	—	52,839	(616)	616
Performance stock expense	—	—	2,265	—
Performance stock forfeitures	—	—	(155)	—
Employee stock purchase plan	—	11,517	352	136
Tax benefit related to stock plans	—	—	597	—
Treasury shares purchased for stock compensation programs	—	(71,100)	—	(2,781)
Share repurchase program	—	(150,000)	$—	$(7,104)
Balances December 31, 2015	62,081,391	(24,708,917)	$157,643	$(293,318)
Restricted stock awards	—	29,836	(355)	355
Restricted stock expense	—	—	3,604	—
Restricted stock forfeitures	—	(2,800)	(148)	—
Stock options exercised	—	341,063	5,617	6,859
Stock option expense	—	—	2,484	—
Stock option forfeitures	—	—	(25)	—
Performance stock issued	—	31,093	(371)	371
Performance stock expense	—	—	3,324	—
Performance stock forfeitures	—	—	(28)	—
Employee stock purchase plan	—	9,500	458	113
Tax benefit related to stock plans	—	—	478	—
Treasury shares purchased for stock compensation programs	—	(44,588)	—	(1,881)
Balances December 31, 2016	62,081,391	(24,344,813)	$172,681	$(287,501)
Restricted stock awards	—	34,798	(422)	422
Restricted stock expense	—	—	4,746	—
Restricted stock forfeitures	—	(690)	(49)	(6)
Stock options exercised	—	620,646	10,901	7,564
Stock option expense		—	380	—
Performance stock issued	—	72,504	(866)	866
Performance stock expense	—	—	6,687	—
Employee stock purchase plan	—	7,127	445	87
Treasury shares purchased for stock compensation programs	—	(79,094)	—	(5,732)
Share repurchase program	—	(168,941)	—	(11,781)
Acquisition of noncontrolling interest	—	—	450	—
Balances December 31, 2017	62,081,391	(23,858,463)	$194,953	$(296,081)

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

Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Reconciling Items(1)	Consolidated Totals
2017
Sales to external customers	$736,847	$459,962	$—	$—	$1,196,809
Intercompany sales	124,886	304,376	—	(429,262)	—
Operating income					43,345
Restructuring and other charges					17,632
Currency exchange losses, net					5,127
Other operating expense (Note 19)					126,432
Adjusted operating income (loss)	184,287	45,461	(37,212)	—	192,536
Adjusted operating margin %	25.0%	9.9%
Noncash items:
Depreciation and amortization	23,207	14,265	405	—	37,877
Pension expense	246	6,896	—	—	7,142
Total Assets	1,110,698	563,480	12,099	(1,451)	1,684,826
Capital expenditures	16,910	6,815	—	—	23,725
2016
Sales to external customers	$678,433	$471,097	$—	$—	$1,149,530
Intercompany sales	113,273	275,640	—	(388,913)	—
Operating income					164,192
Restructuring and other charges					5,694
Currency exchange losses, net					766
Other operating expense (Note 19)					—
Adjusted operating income (loss)	162,788	46,491	(38,627)	—	170,652
Adjusted operating margin %	24.0%	9.9%
Noncash items:
Depreciation and amortization	21,046	13,767	—	—	34,813
Pension (income) expense	(544)	6,876	—	—	6,332
Total Assets	836,243	505,278	10,903	1,496	1,353,920
Capital expenditures	16,306	9,217	—	—	25,523
2015
Sales to external customers	$704,754	$426,029	$—	$—	$1,130,783
Intercompany sales	134,185	225,358	—	(359,543)	—
Operating income					122,741
Restructuring and other charges					12,258
Currency exchange losses, net					2,204
Other operating expense (Note 19)					—
Adjusted operating income (loss)	141,971	33,501	(38,269)	—	137,203
Adjusted operating margin %	20.1%	7.9%
Noncash items:
Depreciation and amortization	21,180	11,500	—	—	32,680
Pension expense	3,759	8,196	—	—	11,955
Total Assets	873,045	532,960	16,362	496	1,422,863
Capital expenditures	22,568	13,673	—	—	36,241
(1)Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.
Geographic information on sales to external customers, based on country of origin:

(In thousands)	2017	2016	2015
United States	$622,276	$580,724	$593,539
Other	574,533	568,806	537,244
Total	$1,196,809	$1,149,530	$1,130,783

Geographic information on long-lived assets, based on country of origin:

(In thousands)	2017	2016	2015
United States	$91,730	$84,675	$88,368
China	11,641	11,732	13,504
Germany	9,350	7,919	7,596
Other	44,293	44,352	46,371
Total	$157,014	$148,678	$155,839
Percentage of total sales by product group was as follows:

	2017	2016	2015
Breathing Apparatus	25%	26%	27%
Fixed Gas and Flame Detection	21%	21%	21%
Portable Gas Detection	12%	12%	13%
Head Protection	11%	10%	11%
Fire Helmets & Protective Apparel	9%	5%	5%
Fall Protection	8%	8%	5%
Other	14%	18%	18%

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

(In thousands, except per share amounts)	2017	2016	2015
Net income attributable to continuing operations	$26,027	$92,691	$69,590
Preferred stock dividends	(42)	(42)	(41)
Income from continuing operations available to common equity	25,985	92,649	69,549
Dividends and undistributed earnings allocated to participating securities	(62)	(144)	(192)
Income from continuing operations available to common shareholders	25,923	92,505	69,357

Net (loss) income attributable to discontinued operations	$—	$(755)	$1,217
Preferred stock dividends	—	—	(1)
(Loss) income from discontinued operations available to common equity	—	(755)	1,216
Dividends and undistributed earnings allocated to participating securities	—	1	(3)
(Loss) income from discontinued operations available to common shareholders	—	(754)	1,213

Basic weighted-average shares outstanding	37,997	37,456	37,293
Stock options and other stock compensation	700	530	417
Diluted weighted-average shares outstanding	38,697	37,986	37,710

Antidilutive stock options	—	—	658

Earnings per share attributable to continuing operations:
Basic	$0.68	$2.47	$1.86
Diluted	$0.67	$2.44	$1.84

(Loss) earnings per share attributable to discontinued operations:
Basic	$—	$(0.02)	$0.03
Diluted	$—	$(0.02)	$0.03

Note 9—Income Taxes

(In thousands)	2017	2016	2015
Components of income (loss) before income taxes*
U.S. (loss) income	$(20,555)	$100,382	$71,547
Non-U.S. income	50,330	51,529	39,479
Income before income taxes	29,775	151,911	111,026
Provision for income taxes*
Current
Federal	$22,272	$19,968	$21,253
State	813	2,231	2,389
Non-U.S.	11,054	21,188	22,979
Total current provision	34,139	43,387	46,621
Deferred
Federal	$(26,931)	$11,580	$3,813
State	(3,630)	1,977	(213)
Non-U.S.	(759)	860	(5,814)
Total deferred (benefit) provision	(31,320)	14,417	(2,214)
Provision for income taxes	$2,819	$57,804	$44,407
*The components of income before income taxes and the provision for income taxes relate to continuing operations.
The Tax Cuts and Jobs Act of 2017 ("the Act"), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system including reducing the U.S. corporate rate to 21% starting in 2018. The Act also creates a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.
On December 22, 2017, SAB 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has calculated its best estimate of the impact of the Act and has recorded income tax expense of $19.8 million during the fourth quarter of 2017, the period in which the legislation was enacted. Of this amount, $18.0 million related to the one-time transition tax and the remaining $1.8 million was related to the revaluation of U.S. deferred tax assets and liabilities. In addition, deferred taxes have been recorded on the outside basis differences of non-U.S. subsidiaries in the amount of $7.8 million, fully offset by foreign tax credits. Changes to applicable tax law, regulations or interpretations of the Act may require further adjustments and changes in our estimates. The final determination of the transition tax and the revaluation of U.S. deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Act.
MSA finalized its European reorganization during 2016. The reorganization is designed to drive optimal performance by aligning certain strategic planning and decision making into a single location enabled by a common IT platform. During 2017, the Company recognized a benefit of $2.5 million associated with the reduction of exit taxes related to our European reorganization compared to incurring charges of $6.5 million and $7.7 million in 2016 and 2015, respectively, related to the European reorganization.
Included in discontinued operations is tax expense of $0.3 million in 2016 and $0.6 million in 2015. There were no discontinued operations in 2017.
Cash flows from operations in the Consolidated Statement of Cash Flows includes an insignificant deferred income tax provision (benefit) from discontinued operations for 2017 and 2016, compared to $0.5 million in 2015.

Reconciliation of the U.S. federal income tax rates for continuing operations to our effective tax rate:

	2017	2016	2015
U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. tax reform	66.6	—	—
Employee shared-based payments	(28.0)	—	—
Taxes on non-U.S. income	(24.6)	(2.5)	(2.1)
Manufacturing deduction	(15.3)	(1.3)	(1.6)
(Benefit) taxes on non-U.S. income - European reorganization	(8.4)	4.3	6.9
State income taxes—U.S.	(6.2)	1.8	1.3
Research and development credit	(4.7)	(0.6)	(1.1)
Valuation allowances	(3.3)	1.5	1.7
Other	(1.6)	(0.1)	(0.1)
Effective income tax rate	9.5%	38.1%	40.0%
Components of deferred tax assets and liabilities:

	December 31,
(In thousands)	2017	2016
Deferred tax assets
Product liability	$28,481	$1,303
Net operating losses and tax credit carryforwards	10,013	16,218
Share-based compensation	6,444	10,462
Employee benefits	6,401	9,538
Accrued expenses and other reserves	4,237	5,381
Capitalized research and development	2,442	4,654
Reserve for doubtful accounts	928	1,178
Inventory	636	1,218
Other	1,127	1,316
Total deferred tax assets	60,709	51,268
Valuation allowances	(4,559)	(5,303)
Net deferred tax assets	56,150	45,965
Deferred tax liabilities
Goodwill and intangibles	(30,368)	(42,007)
Property, plant and equipment	(8,056)	(11,394)
Other	(1,242)	(3,368)
Total deferred tax liabilities	(39,666)	(56,769)
Net deferred taxes	$16,484	$(10,804)
At December 31, 2017, we had net operating loss carryforwards of approximately $35.1 million, all of which are in non-U.S. tax jurisdictions. All net operating loss carryforwards without a valuation allowance may be carried forward for a period of at least six years. The change in valuation allowance for the year of $0.7 million is primarily due to the release of a valuation allowance on certain losses partially offset by our inability to recognize deferred tax assets on certain foreign entities that continue to generate losses.

A reconciliation of the change in the tax liability for unrecognized tax benefits for the years ended December 31, 2017 and 2016 is as follows:

(In thousands)	2017	2016
Beginning balance	$14,393	$13,070
Adjustments for tax positions related to the current year	1,921	2,359
Adjustments for tax positions related to prior years	(766)	(856)
Statute expiration	(493)	(180)
Ending balance	$15,055	$14,393
The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have recognized tax benefits associated with these liabilities in the amount of $5.5 million and $4.3 million at December 31, 2017 and 2016, respectively.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $2.2 million and $1.5 million at December 31, 2017 and 2016, respectively.
We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our U.S. federal returns have been completed through 2013, with the 2013 tax year closed by statute. Various state and foreign income tax returns may be subject to tax audits for periods after 2010.
Note 10—Stock Plans
The 2016 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2026. Management stock-based compensation includes stock options, restricted stock, restricted stock units and performance stock units. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2027. Stock options are granted at market prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Restricted stock and restricted stock units are granted without payment to the Company and generally vest three years after the grant date. Restricted stock and restricted stock units are valued at the market value of the stock on the grant date. Performance stock units with a market condition are valued at an estimated fair value using the Monte Carlo model. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving the specified performance targets over the performance period. In general, unvested stock options, restricted stock and performance stock units are forfeited if the participant’s employment with the Company terminates for any reason other than retirement, death or disability. We issue Treasury shares for stock option exercises and grants of restricted stock and performance stock. Please refer to Note 6 for further information regarding stock compensation share issuance. As of December 31, 2017, there were 1,160,905 and 126,731 shares, respectively, reserved for future grants under the management and non-employee directors’ equity incentive plans.
Stock-based compensation expense was as follows:

(In thousands)	2017	2016	2015
Restricted stock	$4,691	$3,456	$3,035
Stock options	380	2,459	2,454
Performance stock	6,687	3,296	2,110
Total compensation expense before income taxes	11,758	9,211	7,599
Income tax benefit	4,440	3,375	2,896
Total compensation expense, net of income tax benefit	$7,318	$5,836	$4,703
We did not capitalize any stock-based compensation expense, and all expense is recorded in selling, general and administrative expense in 2017, 2016, and 2015.
Stock option expense is based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2016 and 2015. There were no stock options granted in 2017.

	2016	2015
Fair value per option	$11.69	$15.63
Risk-free interest rate	1.6%	1.8%
Expected dividend yield	2.8%	2.3%
Expected volatility	34%	39%
Expected life (years)	7.0	6.7
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
A summary of option activity follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding January 1, 2015	1,618,561	$35.74
Granted	170,683	48.64
Exercised	(64,752)	38.59
Expired	(1,109)	44.36
Forfeited	(28,708)	49.71
Outstanding December 31, 2015	1,694,675	36.69	1,280,665
Granted	235,233	44.50
Exercised	(341,063)	37.34
Forfeited	(12,753)	46.11
Outstanding December 31, 2016	1,576,092	37.63	1,098,615
Exercised	(620,646)	29.75
Outstanding December 31, 2017	955,446	$42.75	614,414
For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2017 were as follows:

	Stock Options Outstanding
Range of Exercise Prices	Shares	Weighted-Average
		Exercise Price	Remaining Life
$17.83 – $33.00	85,607	$23.98	1.82
$33.01 – $45.00	464,364	40.23	5.59
$45.01 – $51.69	405,475	49.61	5.96
$17.83 – $51.69	955,446	$42.75	5.41

	Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average
		Exercise Price	Remaining Life
$17.83 – $33.00	85,607	$23.98	1.82
$33.01 – $45.00	260,278	36.88	3.57
$45.01 – $51.69	268,529	50.10	5.34
$17.83 – $51.69	614,414	$40.86	4.10

Cash received from the exercise of stock options was $18.5 million, $12.5 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The tax benefit (provision) we realized from these exercises was $7.4 million, $0.6 million and $(0.1) million for the years ended December 31, 2017, 2016 and 2015, respectively.
Stock options become exercisable when they are vested. The aggregate intrinsic value of stock options exercisable at December 31, 2017 was $47.6 million. The aggregate intrinsic value of all stock options outstanding at December 31, 2017 was $74.1 million.
A summary of restricted stock and unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	268,743	$45.34
Granted	83,725	48.06
Vested	(111,834)	39.01
Forfeited	(22,925)	45.84
Unvested at December 31, 2015	217,709	49.70
Granted	107,465	50.65
Vested	(76,568)	49.12
Forfeited	(14,014)	48.23
Unvested at December 31, 2016	234,592	49.76
Granted	72,878	75.27
Vested	(76,834)	52.74
Forfeited	(3,475)	50.46
Unvested at December 31, 2017	227,161	$57.50
A summary of performance stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	143,961	$52.42
Granted	87,256	41.99
Vested	(52,839)	41.75
Performance adjustments	3,086	41.45
Forfeited	(9,820)	51.51
Unvested at December 31, 2015	171,644	50.24
Granted	65,355	44.28
Vested	(31,093)	58.54
Performance adjustments	(15,682)	58.54
Forfeited	(3,603)	44.47
Unvested at December 31, 2016	186,621	46.18
Granted	98,886	72.73
Vested	(72,504)	57.19
Performance adjustments	29,183	57.27
Unvested at December 31, 2017	242,186	$55.06
The 2017 performance adjustments above relate to the final number of shares issued for the 2014 Management Performance Units, which were 189.2% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2017.

During the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of stock options exercised (the difference between the market price on the date of exercise and the option price paid to exercise the option) was $29.3 million, $6.4 million and $0.5 million, respectively. The fair values of restricted stock vested during the years ended December 31, 2017, 2016 and 2015 were $4.1 million, $3.7 million and $5.3 million, respectively. The fair value of performance stock units vested during the year ended December 31, 2017 was $4.1 million.
On December 31, 2017, there was $7.5 million of unrecognized stock-based compensation expense. The weighted average period over which this expense is expected to be recognized was approximately two years.
Note 11—Short and Long-Term Debt
Short-Term Debt
Short-term borrowings with banks, which excludes the current portion of long-term debt, was insignificant at December 31, 2017 and 2016, respectively. The average month-end balance of total short-term borrowings during 2017 was $0.1 million. The maximum month-end balance of $0.2 million occurred in July, 2017.
Long-Term Debt

	December 31,
(In thousands)	2017	2016
2006 Senior Notes payable through 2021, 5.41%, net of debt issuance costs	$26,667	$33,333
2010 Senior Notes payable through 2021, 4.00%, net of debt issuance costs	80,000	100,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	74,139	67,713
Senior revolving credit facility maturing in 2020, net of debt issuance costs	293,693	189,456
Total	474,499	390,502
Amounts due within one year	26,667	26,666
Long-term debt	$447,832	$363,836
Under the 2015 Amended and Restated Credit Agreement associated with our senior revolving credit facility, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) the Prime Rate, (ii) the Federal Funds Open Rate plus one half of one percent (0.5%) or (iii) the Daily Libor Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 2.73% as of December 31, 2017. At December 31, 2017, $273.5 million of the existing $575.0 million senior revolving credit facility was unused, including letters of credit.
On January 22, 2016, the Company entered into multi-currency note purchase and private shelf agreement, pursuant to which MSA issued notes in an aggregate original principal amount of £54.9 million (approximately $74.2 million at December 31, 2017). The Notes are repayable in annual installments of £6.1 million (approximately $8.2 million at December 31, 2017), commencing January 22, 2023, with a final payment of any remaining amount outstanding on January 22, 2031. The interest rate on these notes is fixed at 3.4%. The note purchase agreement requires MSA to comply with specified financial covenants including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.25 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the note purchase agreement contains negative covenants limiting the ability of MSA and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of MSA's or its subsidiaries' business.
Approximate maturities on our long-term debt over the next five years are $26.7 million in 2018, $26.7 million in 2019, $321.5 million in 2020, $26.7 million in 2021, none in 2022, and $74.2 million thereafter. The revolving credit facilities require the Company to comply with specified financial covenants. In addition, the credit facilities contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at December 31, 2017.

The Company had outstanding bank guarantees and standby letters of credit with banks as of December 31, 2017, totaling $13.3 million, of which $6.6 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The full amount of the letters of credit remains unused and available at December 31, 2017. The Company is also required to provide cash collateral in connection with certain arrangements. At December 31, 2017, the Company has $3.6 million of restricted cash in support of these arrangements.
Note 12—Goodwill and Intangible Assets
Changes in goodwill during the years ended December 31, 2017 and 2016 were as follows:

(In thousands)	2017	2016
Net balance at January 1	$333,276	$340,338
Additions (Note 13)	74,453	10,485
Disposal	—	(338)
Currency translation	14,456	(17,209)
Net balance at December 31	$422,185	$333,276
At December 31, 2017, goodwill of $273.2 million and $149.0 million related to the Americas and International reporting segments, respectively.
During the 2016 first quarter, we sold 100% of the stock associated with our South African personal protective equipment distribution business and our Zambian operations, as disclosed in Note 20. This transaction resulted in a $0.2 million disposal of goodwill.
Changes in intangible assets, net of accumulated amortization, during the years ended December 31, 2017 and 2016 were as follows:

(In thousands)	2017	2016
Net balance at January 1	$77,015	$90,068
Additions (Note 13)	110,680	4,420
Amortization expense	(9,434)	(7,885)
Currency translation	4,827	(9,588)
Net balance at December 31	$183,088	$77,015

(In millions)		December 31, 2017			December 31, 2016
Intangible Assets:	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization and Reserves	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Reserves	Net Carrying Amount
Customer relationships	14	$49.6	$(7.6)	$42.0	$45.5	$(3.6)	$41.9
Distribution agreements	20	66.3	(10.9)	55.4	25.2	(8.0)	17.2
Technology related assets	8	28.7	(13.0)	15.7	18.0	(10.3)	7.7
Patents, trademarks and copyrights	13	19.2	(9.7)	9.5	17.0	(7.1)	9.9
License agreements	5	5.3	(5.3)	—	5.3	(5.3)	—
Other	2	2.9	(2.5)	0.4	2.6	(2.3)	0.3
Total	15	$172.0	$(49.0)	$123.0	$113.6	$(36.6)	$77.0
During 2017, we acquired a trade name with an indefinite life totaling $60.0 million. This intangible asset is tested for impairment on October 1st of each year, or more frequently if indicators of impairment exist.
Intangible asset amortization expense over the next five years is expected to be approximately $10.6 million in 2018, $10.6 million in 2019, $10.5 million in 2020, $10.4 million in 2021, and $9.1 million in 2022.

Note 13—Acquisitions

Acquisition of Globe Holding Company, LLC
On July 31, 2017, we acquired 100% of the common stock in Globe Holding Company, LLC ("Globe") in an all-cash transaction valued at $215 million plus a working capital adjustment of $1.4 million. There is no contingent consideration.
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
The following table summarizes the preliminary fair values of the Globe assets acquired and liabilities assumed at the date of acquisition:

(In millions)	July 31, 2017
Current assets (including cash of $58 thousand)	$28.6
Property, plant and equipment	8.3
Trade name	60.0
Distributor relationships	40.2
Acquired technology and other intangible assets	10.5
Goodwill	74.5
Total assets acquired	222.1
Total liabilities assumed	5.7
Net assets acquired	$216.4
Goodwill changed from the third to fourth quarter primarily as a result of the final working capital adjustment that was paid in October 2017. The amounts in the table above are subject to change upon completion of the valuation of the assets acquired and liabilities assumed. This valuation is expected to be completed by mid-2018.
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management, based, in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the relief from royalty method for trade name and technology related intangible assets; the excess earnings approach for distributor relationships using distributor inputs and contributory charges; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on Globe pre-acquisition forecasts coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The distributor relationships acquired in the Globe transaction will be amortized over a period of 20 years and the remaining identifiable assets will be amortized over 5 years. The trade name was determined to have an indefinite useful life. We will perform an impairment assessment annually on October 1st on the trade name, or sooner if there is a triggering event. Additionally, as part of each impairment assessment, we will reassess whether the asset continues to have an indefinite life or whether it should be reassessed with a finite life. Estimated future amortization expense related to the identifiable intangible assets is approximately $4.1 million in each of the next four years and $3.2 million in year five. Estimated future depreciation expense related to Globe property, plant and equipment is approximately $1.0 million in each of the next five years.

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
The purchase price allocation was finalized in the 2017 third quarter and did not result in any adjustments to the preliminary fair values.
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

Assets acquired and liabilities assumed in connection with both acquisitions have been recorded at their fair values. Fair values were determined by management, based, in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for all customer relationships and Latchways technology related intangible assets; the relief from royalty method for the Latchways trade name and Senscient technology related intangible assets; and the cost method for assembled workforce which is included in goodwill for both acquisitions. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on Latchways and Senscient pre-acquisition forecasts coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The identifiable intangible assets acquired in the Latchways transaction will be amortized over an estimated amortization period of 15 years. The identifiable intangible assets for Senscient include technology and customer-related intangibles which will be amortized over ten and five years, respectively. Estimated future amortization expense related to Senscient identifiable intangible assets is approximately $0.7 million in each of the next three years, $0.5 million in year four and $0.2 million in year five. Estimated future amortization expense related to Latchways identifiable intangible assets is approximately $4.5 million in each of the next five years. Additionally, a step up to fair value of acquired inventory of $1.6 million was recorded as part of the Latchways purchase price allocation. Amortization expense for inventory step up was $1.4 million in 2016 and the remaining $0.2 million was amortized in 2017. Estimated future depreciation expense related to Latchways property, plant and equipment is approximately $0.9 million in each of the next five years.
Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Globe, Latchways and Senscient with our operations. Goodwill of $74.5 million related to the Globe acquisition has been recorded in the Americas reportable segment and is expected to be tax deductible. Goodwill related to the Latchways acquisition was recorded in our reportable segments as follows: $96.6 million in the International segment and $1.4 million in the Americas segment. Goodwill for Latchways is not expected to be tax deductible. Goodwill of $10.5 million related to the Senscient acquisition was recorded in the International reportable segment and is expected to be tax deductible.
Our results for the year ended December 31, 2017 include transaction and integration costs of $1.8 million related to the Globe acquisition as well as integration costs of $0.4 million and an insignificant amount, respectively, related to the Senscient and Latchways acquisitions. Our results for the year ended December 31, 2016, include transaction and integration costs of $0.8 million related to the Senscient acquisition as well as integration costs of $0.5 million ($0.4 million after tax) related to the Latchways acquisition. Our results for the year ended December 31, 2015, include transaction costs related to the Latchways acquisition of $5.0 million, of which $2.8 million was non-deductible for tax purposes. Integration costs related to the Latchways acquisition totaled $2.5 million ($1.6 million after tax). All transaction and integrations costs are all reported in selling, general and administrative expenses.
The operating results of all three acquisitions have been included in our consolidated financial statements from the acquisition date. Our results for the year ended December 31, 2017 include Globe sales of $46.1 million and net income of $3.7 million. These results include depreciation expense of $0.5 million and amortization expense of $1.7 million. Excluding transaction and integration costs, Globe provided $4.9 million of net income for the year ended December 31, 2017. Our results for the year ended December 31, 2016 include Senscient sales of $2.7 million and a net loss of $1.1 million which includes amortization, primarily related to intangible assets, of $0.2 million. Our results for the year ended December 31, 2015 include Latchways sales $10.1 million and a net loss of $0.7 million.
The following unaudited pro forma information presents our combined results as if all three acquisitions had occurred at the beginning of 2015. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between MSA and Latchways, Senscient or Globe during the periods presented that are required to be eliminated. Intercompany transactions between Latchways companies, Senscient companies and Globe companies during the periods presented have been eliminated in the unaudited pro forma condensed combined financial information. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined companies may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma financial information (Unaudited)

(In millions, except per share amounts)	2017	2016	2015
Net sales	$1,261	$1,263	$1,280
Income from continuing operations	35	105	87
Basic earnings per share from continuing operations	0.93	2.81	2.33
Diluted earnings per share from continuing operations	0.92	2.78	2.30
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
The unaudited pro forma financial information was prepared using the acquisition method of accounting for all three acquisitions under existing U.S. GAAP. MSA has been treated as the acquirer.
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

Information pertaining to defined benefit pension plans and other post-retirement benefits plans is provided in the following table:

	Pension Benefits		Other Benefits
(In thousands)	2017	2016	2017	2016
Change in Benefit Obligations
Benefit obligations at January 1	$503,997	$491,180	$23,680	$22,974
Service cost	11,023	10,417	403	426
Interest cost	18,450	18,752	882	946
Participant contributions	100	100	264	222
Plan amendments	—	(1,092)	(1,694)	(400)
Actuarial losses	27,967	9,123	1,465	1,285
Benefits paid	(28,953)	(19,550)	(2,973)	(1,773)
Curtailments	—	(163)	—	—
Settlements	(573)	(381)	—	—
Special termination benefits	11,384	—	—	—
Currency translation	16,990	(4,389)	—	—
Benefit obligations at December 31	560,385	503,997	22,027	23,680
Change in Plan Assets
Fair value of plan assets at January 1	433,262	419,088	—	—
Actual return on plan assets	81,192	31,418	—	—
Employer contributions	4,094	3,878	2,709	1,551
Participant contributions	100	100	264	222
Settlements	(573)	(381)	—	—
Benefits paid	(28,953)	(19,550)	(2,973)	(1,773)
Administrative Expenses Paid	(222)	—	—	—
Currency translation	3,777	(1,291)	—	—
Fair value of plan assets at December 31	492,677	433,262	—	—
Funded Status
Funded status at December 31	(67,708)	(70,735)	(22,027)	(23,680)
Unrecognized transition losses	6	8	—	—
Unrecognized prior service credit	(764)	(646)	(2,328)	(1,505)
Unrecognized net actuarial losses	162,032	187,738	5,007	3,643
Net amount recognized	93,566	116,365	(19,348)	(21,542)
Amounts Recognized in the Balance Sheet
Noncurrent assets	83,060	62,916	—	—
Current liabilities	(5,126)	(4,620)	(1,584)	(1,638)
Noncurrent liabilities	(145,642)	(129,031)	(20,443)	(22,042)
Net amount recognized	(67,708)	(70,735)	(22,027)	(23,680)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial losses	162,032	187,738	5,007	3,643
Prior service credit	(764)	(646)	(2,328)	(1,505)
Unrecognized net initial obligation	6	8	—	—
Total (before tax effects)	161,274	187,100	2,679	2,138
Accumulated Benefit Obligations for all Defined Benefit Plans	525,385	465,448	—	—

	Pension Benefits			Other Benefits
(In thousands)	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$11,023	$10,417	$11,517	$403	$426	$444
Interest cost	18,450	18,752	18,314	882	946	863
Expected return on plan assets	(35,417)	(34,751)	(34,130)	—	—	—
Amortization of transition amounts	2	2	2	—	—	—
Amortization of prior service (credit) cost	(19)	(14)	66	(307)	(419)	(335)
Recognized net actuarial losses	12,955	11,921	15,545	100	68	27
Settlement/curtailment loss (credit)	148	5	641	(562)	—	—
Special termination charge	11,384	—	—	—	—	—
Net periodic benefit cost	$18,526	$6,332	$11,955	$516	$1,021	$999
Effective December 31, 2017, the Company changed the method it uses to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefits for a majority of its U.S. and foreign plans.  Historically, the service and interest cost components for these plans were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to utilize a spot rate approach, which discounts the individual plan specific expected cash flows underlying the service and interest cost using the applicable spot rates derived from a yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of total benefit obligations. We estimate that service and interest cost for the pension and OPEB plans will be reduced by approximately $1.8 million in 2018 as a result of this change. The Company has accounted for this change to the spot rate approach as a change in accounting estimate that is inseparable from a change in accounting principle, pursuant to Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections, and accordingly has accounted for it prospectively. For plans where the discount rate is not derived from plan specific expected cash flows, the Company will continue to employ the current approaches for measuring both the project benefit obligations and the service and interest cost components of net periodic benefit cost for pension and other postretirement benefits.
We recognize, as of a measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts inside the corridor are amortized over the plan participants' life expectancy.
Amounts included in accumulated other comprehensive income expected to be recognized in 2018 net periodic benefit costs.

(In thousands)	Pension Benefits	Other Benefits
Loss recognition	$12,971	$305
Prior service credit recognition	(23)	(405)
Transition obligation recognition	1	—
Information for pension plans with an accumulated benefit obligation in excess of plan assets.

(In thousands)	2017	2016
Aggregate accumulated benefit obligations (ABO)	$169,065	$147,531
Aggregate projected benefit obligations (PBO)	182,159	160,543
Aggregate fair value of plan assets	31,471	26,986

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Assumptions used to determine benefit obligations
Average discount rate	3.34%	3.67%	3.57%	4.05%
Rate of compensation increase	3.00%	2.99%	—	—
Assumptions used to determine net periodic benefit cost
Average discount rate	3.67%	3.92%	4.05%	4.20%
Expected return on plan assets	8.04%	8.18%	—	—
Rate of compensation increase	2.99%	3.06%	—	—
Discount rates for a majority of our U.S. and foreign plans were determined using the aforementioned spot rate methodology for 2017. All remaining plans' discount rates as well as all discount rates for 2016 were determined using various corporate bond indexes as indicators of interest rate levels and movements and by matching our projected benefit obligation payment stream to current yields on high quality bonds.
The expected return on assets for the 2017 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on historical returns) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Pension Plan Assets at December 31,
	2017	2016
Equity securities	57%	70%
Fixed income securities	26	20
Pooled investment funds	12	5
Insurance contracts	3	4
Cash and cash equivalents	2	1
Total	100%	100%
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
The fair values of the Company's pension plan assets are determined using net asset value (NAV) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value, as further discussed in Note 18. The fair values at December 31, 2017 were as follows:

			Fair Value
(In thousands)	Total	NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$278,606	$64,840	$213,766	$—	$—
Fixed income securities	127,128	—	40,778	86,350	—
Pooled investment funds	60,014	60,014	—	—	—
Insurance contracts	17,834	—	—	—	17,834
Cash and cash equivalents	9,095	7,974	1,121	—	—
Total	$492,677	$132,828	$255,665	$86,350	$17,834

The fair values of the Company's pension plan assets at December 31, 2016 were as follows:

			Fair Value
(In thousands)	Total	NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$304,460	$62,094	$242,161	$205	$—
Fixed income securities	87,776	—	25,109	62,667	—
Pooled investment funds	20,156	20,156	—	—	—
Insurance contracts	14,948	—	—	—	14,948
Cash and cash equivalents	5,922	5,231	691	—	—
Total	$433,262	$87,481	$267,961	$62,872	$14,948
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
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Pooled investment funds consist of mutual and collective investment funds that invest primarily in publicly traded equity and fixed income securities. Pooled investment funds are valued using the net asset value (NAV) provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of shares outstanding. The underlying securities are generally valued at closing prices reported in active markets, quoted prices of similar securities, or discounted cash flows approach that maximizes observable inputs such as current value measurement at the reporting date. These investments are not classified in the fair value hierarchy in accordance with guidance in ASU 2015-07.
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
The following table presents a reconciliation of Level 3 assets:

(In thousands)	Insurance Contracts
Balance January 1, 2016	$13,681
Net realized and unrealized gains included in earnings	975
Net purchases, issuances and settlements	292
Balance December 31, 2016	14,948
Net realized and unrealized gains included in earnings	2,741
Net purchases, issuances and settlements	145
Balance December 31, 2017	$17,834

We expect to make net contributions of $5.0 million to our pension plans in 2018 which are primarily associated with our International segment.
For the 2017 beginning of the year measurement purposes (net periodic benefit expense), a 6.5% increase in the costs of covered health care benefits was assumed, decreasing by 0.5% for each successive year to 4.5% in 2021 and thereafter. For the 2017 end of the year measurement purposes (benefit obligation), a 6.5% increase in the costs of covered health care benefits was assumed, decreasing by 0.5% for each successive year to 4.5% in 2022 and thereafter. A one-percentage-point change in assumed health care cost trend rates would have increased or decreased the other post-retirement benefit obligations and current year plan expense by approximately $760 thousand and $100 thousand, respectively.
Expense for defined contribution pension plans was $8.1 million in 2017, $5.1 million in 2016 and $6.8 million in 2015.
Estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $23.6 million in 2018, $23.8 million in 2019, $24.9 million in 2020, $25.8 million in 2021 and $26.5 million in 2022, and an aggregated $146.8 million for the five years thereafter. Estimated other post-retirement benefits to be paid during the next five years are $1.6 million in 2018, $1.7 million in 2019, $1.7 million in 2020, $1.8 million in 2021, $1.8 million in 2022, and are expected to aggregate $7.4 million for the five years thereafter.
Note 15—Other Income (Loss), Net

(In thousands)	2017	2016	2015
Interest income	$3,596	$2,827	$1,525
(Loss) gain on asset dispositions, net	(557)	593	1,724
Other, net	(1,249)	710	836
Disposal of non-core product lines	—	—	(4,223)
Impairment of intangible assets	—	—	(723)
Total other income (loss), net	$1,790	$4,130	$(861)
During the years ended December 31, 2017, 2016 and 2015, we recognized $3.6 million, $2.8 million and $1.5 million of income, respectively, related to interest earned on cash balances and notes receivable from insurance companies. Please refer to Note 19 Contingencies for further discussion on the Company's notes receivable from insurance companies.
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
Note 16—Leases
We lease office space, manufacturing and warehouse facilities, automobiles and other equipment under operating lease arrangements. Rent expense was $13.7 million in 2017, $12.6 million in 2016 and $10.8 million in 2015. Minimum rent commitments under noncancellable leases are $13.0 million in 2018, $10.2 million in 2019, $7.1 million in 2020, $6.1 million in 2021, $3.7 million in 2022 and $5.8 million thereafter.
Note 17—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses (gains) in the consolidated statement of income. At December 31, 2017, the notional amount of open forward contracts was $124.7 million and the unrealized gain on these contracts was $0.5 million. All open forward contracts will mature during the first quarter of 2018.

The following table presents the balance sheet location and fair value of assets and liabilities associated with derivative financial instruments.

	December 31,
(In thousands)	2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$314	$258
Foreign exchange contracts: other current assets	840	566
The following table presents the income statement location and impact of derivative financial instruments:

(In thousands)	Income Statement Location	(Gain) Loss Recognized in Income
		Year ended December 31,
		2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange (gains) losses, net	$(5,124)	$6,675
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

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of fixed rate long-term debt (including the current portion) was $181 million and $201 million at December 31, 2017 and 2016, respectively. The fair value of this debt was $200 million and $222 million at December 31, 2017 and 2016, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating like rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 19—Contingencies
Product liability
We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. MSA LLC estimates its liability for single incident product liability claims based on expected settlement costs for asserted single incident product liability claims, and an estimate of costs for single incident product liability claims incurred but not reported ("IBNR"). The estimate for IBNR claims is based on experience, sales volumes, and other relevant information. The reserve for single incident product liability claims, which includes asserted single incident product liability claims and IBNR single incident product liability claims, was $5.4 million at December 31, 2017 and $3.4 million at December 31, 2016. Single incident product liability expense was $2.4 million, $0.8 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. MSA LLC was named as a defendant in 1,420 lawsuits comprised of 2,242 claims as of December 31, 2017. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The products at issue were manufactured many years ago and are not currently offered by MSA LLC.
A summary of cumulative trauma product liability lawsuits and asserted cumulative trauma product liability claims activity follows:

	2017	2016	2015
Open lawsuits, January 1	1,794	1,988	2,326
New lawsuits	398	379	340
Settled and dismissed lawsuits	(772)	(573)	(678)
Open lawsuits, December 31	1,420	1,794	1,988

	2017	2016	2015
Asserted claims, January 1	3,023	3,779	5,539
New claims	455	843	465
Settled and dismissed claims	(1,236)	(1,599)	(2,225)
Asserted claims, December 31	2,242	3,023	3,779
More than half of the open lawsuits at December 31, 2017 have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any time due to changes in circumstances.

Cumulative trauma product liability litigation is inherently unpredictable and MSA LLC's expense with respect to cumulative trauma product liability claims could vary significantly in future periods. Factors that have historically limited MSA LLC's ability to estimate potential liability for cumulative trauma product liability claims include low volumes in the number of claims asserted and resolved (both in general and with respect to particular plaintiffs' counsel as claims experience can vary significantly among different counsel), inconsistency of claims composition, uncertainty as to if and over what time periods claims might be asserted in the future, or other factors. With respect to the risk associated with any particular case that is filed against MSA LLC, it has typically not been until very late in the legal process that it can be reasonably determined whether it is probable that such a case will ultimately result in a liability. This uncertainty is caused by many factors, including consideration of the applicable statute of limitations, the sufficiency of product identification and other defenses. The complaints initially filed generally have not provided information sufficient to determine if a lawsuit will develop into an actively litigated case. Even when a case is actively litigated, it is often difficult to determine if the lawsuit will be dismissed or otherwise resolved until late in the lawsuit. Moreover, even if it is probable that such a lawsuit will result in a loss, it is often difficult to estimate the amount of actual loss that will be incurred. These actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts, including the nature of the injury, the jurisdiction in which the claim is filed, the counsel for the plaintiff and the number of parties in the lawsuit. In addition, there are uncertainties concerning the impact of bankruptcies of other companies that are co-defendants with respect to particular claims and uncertainties surrounding the litigation process in different jurisdictions and from case to case within a particular jurisdiction.
Management works with outside legal counsel quarterly to review and assess MSA LLC's exposure to asserted cumulative trauma product liability claims not yet resolved. In addition, management works with an outside valuation consultant and outside legal counsel to review MSA LLC's exposure to incurred but not reported ("IBNR") cumulative trauma product liability claims. The review process for asserted cumulative trauma product liability claims not yet resolved takes into account available facts for those claims, including their number and composition, outcomes of matters resolved during current and prior periods, and variances associated with different groups of claims, plaintiffs' counsel, claims filing trends, and venues, as well as any other relevant information.
In August 2017, MSA LLC obtained additional detailed information about a significant number of claims that were then pending against it, including the nature and extent of the alleged injuries, product identification and other factors. MSA LLC subsequently agreed to resolve a substantial number of these claims, for $75.2 million, a portion of which was insured. Amounts in excess of estimated insurance recoveries were reflected within Other operating expense in the Consolidated Statement of Income. MSA LLC paid a total of $25.2 million related to these settlements during the third and fourth quarters of 2017. The balance is expected to be paid ratably over 7 quarters beginning in the first quarter of 2018 and ending in the third quarter of 2019. As a result of these developments, the cumulative trauma product liability reserve covers all cumulative trauma product liability claims that have been asserted against MSA LLC, both those that have been settled but not yet paid and an estimated amount for asserted cumulative trauma product liability claims not yet resolved.

In the fourth quarter of 2017, MSA LLC, in consultation with an outside valuation consultant and outside legal counsel, performed a review for IBNR cumulative trauma product liability claims. Based on that review process, which concluded in early 2018, it was determined that a reasonable estimate for the liability of MSA LLC's IBNR claims was $111.1 million. Accordingly, the cumulative trauma product liability reserve was increased by $111.1 million for estimated IBNR cumulative trauma product liability claims. This estimated amount is not discounted to present value. This amount represents estimated liability relating to asbestos, silica and coal dust claims projected to be asserted through 2060.

The ability to make a reasonable estimate of the potential liability for IBNR cumulative trauma product liability claims reflects recent developments affecting asbestos claims, recent developments affecting silica claims, and recent developments affecting coal dust claims. Significant changes in MSA LLC’s claims experience over the last few years have resulted in stabilization of a number of factors important to the estimation process and enabled greater predictability of IBNR claims. These developments occurred as a result of changes in defense strategy implemented in recent years, increased experience in defending, negotiating, and resolving key groups of claims, and resolutions of a substantial number of cumulative trauma product liability claims in the last few years. These changes have collectively resulted in MSA LLC having a more stable recent claims history that could be extrapolated into the future and greater certainty as to the number of claims that might be asserted against MSA LLC in the future, the percentage of those claims that might be resolved without payment, and the potential settlement value of those claims that are not resolved without payment. All of these factors were considered by MSA LLC’s valuation consultant in estimating the IBNR cumulative trauma product liability claims. MSA LLC, taking into account the analysis and estimates developed by its consultant, concluded that reasonable estimates for its IBNR asbestos, silica and coal dust claims could be made and that the liability described above should be accrued.

Notwithstanding these developments, there remains considerable uncertainty in numerous aspects of MSA LLC's potential future claims experience, such as with respect to the number of claims that might be asserted, the alleged severity of those claims and the average settlement values of those claims, and that uncertainty may cause actual claims experience in the future to vary from the current estimate. Numerous uncertainties also exist with respect to factors not specific to MSA LLC’s claims experience, including potential legislative or judicial changes at the federal level or in key states concerning claims adjudication, future bankruptcy proceedings involving key co-defendants, payments from trusts established to compensate claimants, and/or changes in medical science relating to the diagnosis and treatment of cumulative trauma product liability claims. If future estimates of asserted cumulative trauma product liability claims not yet resolved and/or IBNR cumulative trauma product liability claims are materially higher (lower) than the accrued liability, we will record an appropriate charge (credit) to the Consolidated Statement of Income to increase (decrease) the accrued liability.

Certain significant assumptions underlying the material components of the accrual for IBNR cumulative trauma product liability claims include MSA LLC's experience related to the following:

•	The types of illnesses alleged by claimants to give rise to their claims;

•	The number of claims asserted against MSA LLC;

•	The propensity of claimants and their counsel asserting cumulative trauma claims to name MSA LLC as a defendant;

•	The percentage of cumulative trauma product liability claims asserted against MSA LLC that are dismissed without payment; and

•	The average value of settlements paid to claimants.

Additional assumptions include the following:

•	MSA LLC will continue to evaluate and handle cumulative trauma claims in accordance with its existing defense strategy;

•	The number and effect of co-defendant bankruptcies will not materially change in the future;

•	No material changes in medical science occur with respect to cumulative trauma product liability claims; and

•	No material changes in law occur with respect to cumulative trauma product liability claims including, in particular, no material state or federal tort reform actions affecting such claims.

At December 31, 2016, there was an $11.1 million reserve for cumulative trauma product liability claims, of which $3.6 million related to claims settled but not yet paid and $7.5 million related to the estimated value of claims that had been asserted but not yet resolved. This reserve was increased by $170.0 million to $181.1 million as of December 31, 2017, of which $70.0 million related to asserted cumulative trauma product liability claims ($54.5 million for claims settled but not yet paid and $15.5 million for the estimated value of claims asserted but not yet resolved) and $111.1 million related to estimated IBNR cumulative trauma product liability claims. The bulk of the increase in the reserve relating to claims settled but not yet paid resulted from the August 2017 settlement of certain coal dust claims described above. The amount included in the reserve for IBNR cumulative trauma product liability claims represents the estimated value of such claims if the most likely potential outcome with respect to each of the assumptions described above is applied. The reserve does not include amounts which will be spent to defend the claims covered by the reserve. Defense costs are recognized in the Consolidated Statement of Income as incurred. At December 31, 2017, $48.6 million of the reserve for asserted cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the Condensed Consolidated Balance Sheet and the remainder, $21.4 million, is recorded in the Other noncurrent liabilities line. All of the reserve for IBNR claims as of December 31, 2017 is recorded in the Other noncurrent liabilities line. All of the liability as of December 31, 2016 was recorded in the Insurance and product liability line within other current liabilities.
Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities. The reserve for liabilities relating to cumulative trauma product liability claims may be adjusted from time to time based on whether the actual number, types, and settlement value of claims differs from current projections and estimates, and other developing facts and circumstances. These adjustments may reflect changes in estimates for asserted cumulative trauma product liability claims not yet resolved and/or IBNR cumulative trauma product liability claims. These adjustments may be material and could materially impact our consolidated financial statements in future periods in which a reserve is recorded.
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
In the normal course of business, MSA LLC makes payments to settle product liability claims and for related defense costs and records receivables for the estimated amounts that are covered by insurance. Since MSA LLC is now largely self-insured for cumulative trauma claims, additional amounts recorded as insurance receivables will be limited. Various factors could affect the timing and amount of recovery of the insurance receivable, including the outcome of negotiations with insurers and the outcome of the coverage litigation with respect to the Occurrence-Based Policies (discussed below), and the extent to which the issuing insurers may become insolvent in the future.
Insurance receivables at December 31, 2017 totaled $134.7 million, of which $11.6 million is reported in Prepaid expenses and other current assets and $123.1 million is reported in Insurance receivable and other noncurrent assets in the Consolidated Balance Sheet. Insurance receivables at December 31, 2016 totaled $159.9 million, of which $2.0 million was reported in Prepaid expenses and other current assets and $157.9 million was reported in Insurance receivable and other noncurrent assets in the Consolidated Balance Sheet.
A summary of Insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	2017	2016
Balance beginning of period	$159.9	$229.5
Additions	94.6	29.2
Collections and settlements converted to notes receivable	(119.8)	(98.8)
Balance end of period	$134.7	$159.9
Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs which we believe are covered by the Occurrence-Based Policies. Collections and settlements primarily represent agreements with insurance companies to pay amounts due that are applicable to cumulative trauma claims. When there are contingencies embedded in these agreements, we apply payments to the undiscounted receivable in the period when the contingency is met.

In some cases, settlements are converted to formal notes receivable from insurance companies. The notes receivable are recorded as a transfer from the Insurance receivable balance to the Notes receivable, insurance companies (current and noncurrent) in the Consolidated Balance Sheet. In cases where the payment stream covers multiple years and there are no contingencies, the present value of the payments is recorded as a transfer from the insurance receivable balance to the Notes receivable, insurance companies (current and long-term) in the Consolidated Balance Sheet. Provided the remaining insurance receivable is recoverable through the insurance carriers, no gain or loss is recognized at the time of transfer from Insurance receivable to Notes receivable, insurance companies.
Notes receivable from insurance companies at December 31, 2017 totaled $76.9 million, of which $17.3 million is reported in Notes receivable, insurance companies, current and $59.6 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2016 totaled $67.3 million, of which $4.2 million was reported in Notes receivable, insurance companies, current and $63.1 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of Notes receivable, insurance companies, balances is as follows:

	December 31,
(In millions)	2017	2016
Balance beginning of period	$67.3	$8.7
Additions	35.1	95.6
Collections	(25.5)	(37.0)
Balance end of period	$76.9	$67.3
The collectibility of MSA LLC's insurance receivables is regularly evaluated and we believe that the amounts recorded are probable of collection. The determination that the recorded insurance receivables are probable of collection is based on analysis of the terms of the underlying insurance policies, experience in successfully recovering cumulative trauma product liability claims from MSA LLC's insurers under other policies during coverage litigation, the financial ability of the insurance carriers to pay the claims, understanding and interpretation of the relevant facts and applicable law and the advice of MSA LLC's outside legal counsel. We believe that successful resolution of insurance litigation with various insurance carriers over the years, as well as the recent trial verdict against North River, which resulted in a favorable outcome, demonstrate that MSA LLC has strong legal positions concerning its rights to coverage. The trial verdict is described below. Approximately $60 million of the $134.7 million insurance receivable balance at December 31, 2017 is attributable to coverage in place agreements or negotiated installment payments.

Total cumulative trauma liability losses were $219.0 million for the year ended December 31, 2017 consisting of $99.8 million relating to the defense and settlement of cumulative trauma product liability claims (including the $75.2 million of settlements described earlier in this Note), and $111.1 million and $8.1 million relating to the estimated liability for the remaining IBNR cumulative trauma product liability claims and asserted cumulative trauma product liability claims not yet resolved, respectively. Total cumulative trauma liability losses were $30.5 million for the year ended December 31, 2016 all related to the defense and settlement of cumulative trauma product liability claims and $18.3 million for the year ended December 31, 2015 consisting of $12.2 million related to the defense and settlement of cumulative trauma product liability claims and $6.1 million related to the estimated liability for asserted cumulative trauma product liability claims not yet resolved. Uninsured cumulative trauma product liability losses which were included in Other operating expense on the Consolidated Statement of Income during the year ended December 31, 2017 were $124.5 million. Uninsured cumulative trauma product liability losses recorded during the years ended December 31, 2016 and 2015 were $0.3 million and $1.0 million, respectively.
Insurance Litigation
MSA LLC has reached resolution with the majority of its insurance carriers through negotiated settlements regarding its Occurrence-Based Policies. It is currently involved in insurance coverage litigation with its three remaining insurance carriers, including The North River Insurance Company ("North River"). Assuming satisfactory resolution, once disputes are resolved with the three remaining carriers, as described below, including North River, MSA LLC anticipates having commitments to provide future payment streams which should be sufficient to satisfy its presently recorded insurance receivables due from insurance carriers.
Even if the remaining insurance coverage litigation is generally successful, the estimated amount of MSA LLC's potential insurance coverage applicable to cumulative trauma product liability claims is insufficient to cover the amounts reserved for such claims at December 31, 2017. As a result, MSA LLC is now largely self-insured for costs associated with cumulative trauma product liability claims. MSA LLC expects to obtain some limited insurance reimbursement from negotiated coverage-in-place agreements (although that coverage may not be immediately triggered or accessible) or from other sources of coverage, but the precise amount of insurance reimbursement then triggered cannot be determined with specificity at this time.
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
On October 6, 2016, a Pennsylvania state court jury found that North River breached the three contracts at issue in the case, and that North River also violated common law standards in handling MSA LLC's claims. As a result of the jury's findings, the court entered a verdict in favor of MSA LLC and against North River for $10.9 million, the full amount of the contractual damages at issue in the case. The $10.9 million, which is comprised of previously recorded payments to settle product liability claims and related defense costs, is part of MSA LLC's insurance receivable. In addition to the claims decided by the jury, MSA LLC also presented a claim under Pennsylvania's bad faith statute, which is decided by the court. Following the jury verdict, the court also issued a verdict finding that North River had acted in bad faith. In December 2016 and January 2017, the Pennsylvania state court heard evidence regarding the extent of damages awardable as a result of the statutory bad faith claim. In an order dated February 9, 2017, the Court of Common Pleas of Allegheny County awarded MSA LLC an additional $46.9 million in damages related to this statutory bad faith claim. The $46.9 million award was comprised of $30.0 million in punitive damages, $11.8 million in attorneys' fees, and $5.1 million in pre-judgment interest, each of which is authorized by a Pennsylvania statute covering bad faith claims handling matters. Thereafter the court awarded an additional $2.0 million in attorney's fees. In August 2017, the court entered judgment on the verdicts. North River has filed a Notice of Appeal with the Pennsylvania Supreme Court.
In the first quarter of 2017, MSA LLC received payments of approximately $80.9 million (the "Payment") pursuant to insurance policies issued by North River. The Payment reflects amounts previously invoiced to North River for reimbursement on cumulative trauma product liability claims and therefore was recorded as a reduction to the insurance receivable. North River has reserved its rights to recover from MSA LLC any portion of the Payment that may later be judicially determined is not owed to MSA LLC under the relevant policies. The Payment does not constitute a full and final settlement from North River regarding its coverage obligations owed to MSA LLC. MSA LLC continues to seek additional amounts due from North River, including those amounts relating to the awards referenced in the paragraph above, which were not part of the Payment.
Delaware Matter
In July 2010, MSA LLC (as Mine Safety Appliances Company) filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief concerning the future rights and obligations of MSA LLC and its excess insurance carriers under various insurance policies. The court is in the process of entering judgment on its rulings, and the case will proceed to appellate review with the remaining defendant insurance carriers.
In February 2017, MSA LLC resolved through a negotiated settlement its coverage litigation with The Hartford ("Hartford").  Additionally, in April 2017, MSA LLC resolved through negotiated settlements its coverage litigation with Travelers Insurance Company ("Travelers") and Wausau Indemnity Company ("Wausau").  Each of the settling carriers agreed to cash payments which were made in 2017 or January 2018. In addition, Travelers has agreed to pay a percentage of future cumulative trauma product liability settlements paid as incurred on a claim-by-claim basis.  As part of these settlements, MSA LLC dismissed all claims against Hartford, Travelers and Wausau in the coverage litigation in the Superior Court of the State of Delaware. These settlements did not have an impact on our operating results.

Product Warranty
The Company provides warranties on certain product sales. Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized, or in the period that a specific issue arises as to the functionality of a Company's product. The determination of such reserves requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty.
The amounts of the reserves are based on established terms and the Company's best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods.
The following table reconciles the changes in the Company's accrued warranty reserve:

	December 31,
(In millions)	2017	2016	2015
Beginning accrued warranty reserve	$11,821	$10,296	$9,438
Warranty claims	1,566	(950)	1,203
Provision for product warranties	1,366	2,475	(345)
Ending accrued warranty reserve	$14,753	$11,821	$10,296
Warranty expense for the years ended December 31, 2017, 2016 and 2015 was $13.8 million, $14.0 million and $15.5 million, respectively.
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

Summarized financial information for discontinued operations is as follows:

	Year ended December 31,
(In thousands)	2017	2016	2015
Discontinued Operations
Net sales	$—	$5,261	$43,043
Cost and expenses:
Cost of products sold	—	4,819	34,764
Selling, general and administrative	—	937	6,680
Restructuring and other charges	—	—	14
Currency exchange losses, net	—	18	266
Other income, net	—	596	580
Income from discontinued operations before income taxes	—	83	1,899
Provision for income taxes	—	328	574
(Loss) income from discontinued operations, net of tax	$—	$(245)	$1,325
The following assets and liabilities are included in the balance sheet line items noted below and are included in the International Segment detail in Note 7.

	December 31,
(In thousands)	2017	2016
Discontinued Operations assets and liabilities
Total assets	$—	$—
Accrued and other liabilities	—	686
Total liabilities	—	686
Net (liabilities) assets	$—	$(686)
The following summary provides financial information for discontinued operations related to net (income) loss related to noncontrolling interests:

	Year ended December 31,
(In thousands)	2017	2016	2015
Net (income) loss attributable to noncontrolling interests
(Income) loss from continuing operations	$(929)	$(1,416)	$2,971
Income from discontinued operations	—	(510)	(108)
Net (income) loss	$(929)	$(1,926)	$2,863

Note 21—Quarterly Financial Information (Unaudited)

	2017
	Quarters				Year
(In thousands, except earnings per share)	1st	2nd	3rd	4th
Continuing Operations:
Net sales	$265,765	$288,775	$296,129	$346,140	$1,196,809
Gross profit	119,722	133,605	132,499	154,572	540,398
Net income (loss) attributable to MSA Safety Incorporated	14,413	12,532	32,066	(32,984)	26,027

Earnings (loss) per share(2)
Basic	0.38	0.33	0.84	(0.87)	0.68
Diluted	0.37	0.32	0.83	(0.87)	0.67

Discontinued Operations:
Net sales	—	—	—	—	—
Gross profit	—	—	—	—	—
Net (loss) income attributable to MSA Safety Incorporated	—	—	—	—	—

(Loss) earnings per share(2)
Basic	—	—	—	—	—
Diluted	—	—	—	—	—

	2016
	Quarters				Year
(In thousands, except earnings per share)	1st(1)	2nd(1)	3rd	4th
Continuing Operations:
Net sales	$279,268	$295,998	$278,233	$296,031	$1,149,530
Gross profit	120,705	135,855	128,762	138,321	523,643
Net income attributable to MSA Safety Incorporated	12,683	29,306	25,486	25,216	92,691

Earnings per share(2)
Basic	0.34	0.78	0.68	0.67	2.47
Diluted	0.34	0.77	0.67	0.66	2.44

Discontinued Operations:
Net sales	5,261	—	—	—	5,261
Gross profit	442	—	—	—	442
Net (loss) income attributable to MSA Safety Incorporated	(932)	1,777	(1,300)	(300)	(755)

(Loss) earnings per share(2)
Basic	(0.03)	0.05	(0.04)	(0.01)	(0.02)
Diluted	(0.03)	0.05	(0.04)	(0.01)	(0.02)
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
Management has excluded Globe from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination early in the third quarter of 2017. Globe is wholly-owned by MSA.
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
With respect to this Part III, incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Executive Compensation,” (3) “Other Information Concerning the Board of Directors,” (4) “Stock Ownership,” and (5) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 15, 2018. The information appearing in such Proxy Statement under the caption “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. As to Item 10 above, also see the information reported in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant,” which is incorporated herein by reference. As to Item 10 above, the Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s website at www.MSAsafety.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.
As to Item 12 above, the following table sets forth information as of December 31, 2017 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	955,446	$42.75	1,287,636	*
Equity compensation plans not approved by security holders	None	—	None
Total	955,446	42.75	1,287,636
*Includes 1,160,905 shares available for issuance under the Amended and Restated 2016 Management Equity Incentive Plan and 126,731 shares available for issuance under the 2017 Non-Employee Directors’ Equity Incentive Plan.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K.
(a) 2. The following additional financial information for the three years ended December 31, 2017 is filed with the report and should be read in conjunction with the above financial statements:
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

10(b)*	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(a) to Form 10-Q on May 10, 2006, is incorporated herein by reference.

10(c)*	Supplemental Pension Plan as of May 5, 1998, filed as Exhibit 10(d) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

10(d)*	Supplemental Pension Plan as amended and restated effective January 1, 2005, filed as Exhibit 10.3 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(e)*	2017 Non-Employee Directors’ Equity Incentive Plan, filed as Exhibit A to the registrant's definitive proxy statement dated April 7, 2017, is incorporated herein by reference.

10(f)*	Executive Insurance Program as Amended and Restated as of January 1, 2006, filed as Exhibit 10(a) to Form 10-Q on August 7, 2007, is incorporated herein by reference.

10(g)*	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

10(h)*	Supplemental Executive Retirement Plan, effective January 1, 2008, filed as Exhibit 10.2 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(i)*	Form of Change-in-Control Severance Agreement between the registrant and its executive officers, filed as Exhibit 10.1 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(j)*	2003 Supplemental Savings Plan, effective January 1, 2003, filed as Exhibit 10(k) to Form 10-K on February 24, 2014, is incorporated herein by reference.

10(k)*	2005 Supplemental Savings Plan, effective January 1, 2005, filed as Exhibit 10.4 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(l)*	Amended and Restated CEO Annual Incentive Award Plan filed as Appendix B to the registrant’s definitive proxy statement dated March 31, 2016, is incorporated herein by reference.

10(m)
Second Amended and Restated Credit Agreement dated as of December 9, 2015 by and among MSA Safety Incorporated, the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent for the lenders, filed as Exhibit 10.1 to Form 8-K on December 11, 2015, is incorporated herein by reference.

21	Affiliates of the registrant is filed herewith.

23	Consent of Ernst & Young LLP, independent registered public accounting firm is filed herewith.

31.1	Certification of William M. Lambert pursuant to Rule 13a-14(a) is filed herewith.

31.2	Certification of Kenneth D. Krause pursuant to Rule 13a-14(a) is filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.(S)1350 is filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSA SAFETY INCORPORATED

February 22, 2018	By	/S/ WILLIAM M. LAMBERT
(Date)		William M. Lambert Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM M. LAMBERT William M. Lambert	Chairman and Chief Executive Officer	February 22, 2018

/S/ NISHAN J. VARTANIAN Nishan J. Vartanian	President and Chief Operating Officer	February 22, 2018

/S/ KENNETH D. KRAUSE Kenneth D. Krause	Vice President, Chief Financial Officer and Treasurer	February 22, 2018

/S/ ROBERT A. BRUGGEWORTH Robert A. Bruggeworth	Director	February 22, 2018

/S/ ALVARO GARCIA-TUNON Alvaro Garcia-Tunon	Director	February 22, 2018

/S/ THOMAS W. GIACOMINI Thomas W. Giacomini	Director	February 22, 2018

/S/ DIANE M. PEARSE Diane M. Pearse	Director	February 22, 2018

/S/ REBECCA B. ROBERTS Rebecca B. Roberts	Director	February 22, 2018

/S/ SANDRA PHILLIPS ROGERS Sandra Phillips Rogers	Director	February 22, 2018

/S/ JOHN T. RYAN III John T. Ryan III	Director	February 22, 2018

/S/ L. EDWARD SHAW, JR. L. Edward Shaw, Jr.	Director	February 22, 2018

SCHEDULE II
MSA SAFETY INCORPORATED AND AFFILIATES
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2017

	2017	2016	2015
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$5,610	$8,189	$7,821
Additions—
Charged to costs and expenses (2)	1,649	1,471	1,676
Deductions—
Deductions from reserves, net (1)(2)	1,719	4,050	1,308
Balance at end of year	5,540	5,610	8,189
Income tax valuation allowance:
Balance at beginning of year	$5,303	$5,153	$3,763
Additions—
Charged to costs and expenses	906	3,095	1,390
Deductions—
Deductions from reserves (3)	1,650	2,945	—
Balance at end of year	$4,559	$5,303	$5,153

(1)	Bad debts written off, net of recoveries.

(2)	Activity for 2017, 2016 and 2015 includes currency translation gains (losses) of $285, $(203) and $(535), respectively.

(3)	Activity for 2017, 2016 and 2015 includes currency translation gains of $248, $113 and $392, respectively.