Form 10-Q
period 2018-03-31
MSA Safety Inc
filed 2018-04-24
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 20, 2018, 38,314,185 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Net sales	$325,894	$265,765
Cost of products sold	178,555	146,043
Gross profit	147,339	119,722

Selling, general and administrative	80,250	76,786
Research and development	12,548	10,998
Restructuring charges (Note 5)	5,274	12,739
Currency exchange losses, net	2,008	580
Other operating expense (Note 19)	2,824	—
Operating income	44,435	18,619

Interest expense	4,781	3,591
Other income, net	(2,340)	(1,458)
Total other expense, net	2,441	2,133

Income before income taxes	41,994	16,486
Provision for income taxes (Note 11)	9,505	1,796
Net income	32,489	14,690

Net income attributable to noncontrolling interests	(118)	(277)

Net income attributable to MSA Safety Incorporated	$32,371	$14,413

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic	$0.85	$0.38
Diluted	$0.83	$0.37
Dividends per common share	$0.35	$0.33
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income	$32,489	$14,690
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 7)	13,400	10,744
Pension and post-retirement plan actuarial gains, net of tax (Note 7)	2,329	1,984
Total other comprehensive income, net of tax	15,729	12,728
Comprehensive income	48,218	27,418
Comprehensive (income) loss attributable to noncontrolling interests	(288)	349
Comprehensive income attributable to MSA Safety Incorporated	$47,930	$27,767
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$124,883	$134,244
Trade receivables, less allowance for doubtful accounts of $5,816 and $5,540	254,068	244,198
Inventories (Note 4)	171,203	153,739
Prepaid income taxes	31,800	31,448
Notes receivable, insurance companies (Note 19)	3,463	17,333
Prepaid expenses and other current assets	46,878	41,335
Total current assets	632,295	622,297

Property, plant and equipment, net (Note 6)	154,848	157,014
Prepaid pension cost	85,941	83,060
Deferred tax assets (Note 11)	26,648	25,825
Goodwill (Note 14)	426,860	422,185
Intangible assets (Note 14)	182,390	183,088
Notes receivable, insurance companies, noncurrent (Note 19)	59,954	59,567
Insurance receivable (Note 19) and other noncurrent assets	126,832	131,790
Total assets	$1,695,768	$1,684,826

Liabilities
Notes payable and current portion of long-term debt, net (Note 13)	$26,780	$26,680
Accounts payable	68,142	87,061
Employees’ compensation	27,584	39,377
Insurance and product liability (Note 19)	67,119	59,116
Income taxes payable (Note 11)	8,801	—
Warranty reserve (Note 19) and other current liabilities	74,978	77,045
Total current liabilities	273,404	289,279

Long-term debt, net (Note 13)	441,426	447,832
Pensions and other employee benefits	173,840	170,773
Deferred tax liabilities (Note 11)	10,249	9,341
Product liability (Note 19) and other noncurrent liabilities	155,663	165,023
Total liabilities	$1,054,582	$1,082,248
Commitments and contingencies (Note 19)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 8)	3,569	3,569
Common stock, no par value (Note 8)	200,002	194,953
Treasury shares, at cost (Note 8)	(299,103)	(297,834)
Accumulated other comprehensive loss (Note 7)	(156,203)	(171,762)
Retained earnings	887,656	868,675
Total MSA Safety Incorporated shareholders' equity	635,921	597,601
Noncontrolling interests	5,265	4,977
Total shareholders’ equity	641,186	602,578
Total liabilities and shareholders’ equity	$1,695,768	$1,684,826

The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2018	2017
Operating Activities
Net income	$32,489	$14,690
Depreciation and amortization	9,671	8,752
Restructuring charges (Note 5)	—	11,384
Stock-based compensation (Note 12)	5,606	6,325
Pension expense (Note 16)	1,488	1,769
Deferred income tax (benefit) provision (Note 11)	(600)	171
Loss on asset dispositions, net	17	32
Pension contributions (Note 16)	(1,243)	(1,475)
Currency exchange losses, net	2,008	580
Other operating expense (Note 19)	2,824	—
Changes in:
Trade receivables	(6,858)	3,998
Inventories (Note 4)	(14,513)	(12,537)
Prepaid expenses and other current assets	13,921	1,087
Accounts payable and accrued liabilities	(29,488)	(20,137)
Other noncurrent assets and liabilities	2,031	81,751
Cash Flow From Operating Activities	17,353	96,390
Investing Activities
Capital expenditures	(3,241)	(1,442)
Property disposals and other investing	58	165
Cash Flow Used in Investing Activities	(3,183)	(1,277)
Financing Activities
Proceeds from short-term debt, net	99	182
Proceeds from long-term debt (Note 13)	137,500	101,500
Payments on long-term debt (Note 13)	(147,000)	(198,119)
Cash dividends paid	(13,390)	(12,455)
Company stock purchases (Note 8)	(2,673)	(3,811)
Exercise of stock options (Note 8)	848	6,267
Cash Flow Used in Financing Activities	(24,616)	(106,436)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,363	1,625
Decrease in cash, cash equivalents and restricted cash	(9,083)	(9,698)
Beginning cash, cash equivalents and restricted cash	137,889	114,962
Ending cash, cash equivalents and restricted cash	$128,806	$105,264

Supplemental cash flow information:
Cash and cash equivalents	$124,883	$104,427
Restricted cash included in prepaid expenses and other current assets	3,923	837
Total cash, cash equivalents and restricted cash	$128,806	$105,264
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2016	$901,415	$(230,246)
Net income	14,690	—
Foreign currency translation adjustments	—	10,744
Pension and post-retirement plan adjustments, net of tax of $1,108	—	1,984
(Income) loss attributable to noncontrolling interests	(277)	626
Common dividends	(12,445)	—
Preferred dividends	(10)	—
Cumulative effect of the adoption of ASU 2016-16 (Note 2)	(5,915)	—
Balances March 31, 2017	897,458	(216,892)

Balances December 31, 2017	868,675	(171,762)
Net income	32,489	—
Foreign currency translation adjustments	—	13,400
Pension and post-retirement plan adjustments, net of tax of $1,066	—	2,329
Income attributable to noncontrolling interests	(118)	(170)
Common dividends	(13,380)	—
Preferred dividends	(10)	—
Balances March 31, 2018	$887,656	$(156,203)
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The condensed consolidated financial statements of MSA Safety Incorporated and its subsidiaries ("MSA" or the "Company") are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2017 condensed consolidated balance sheet data was derived from the audited consolidated balance sheet, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2017, which includes all disclosures required by U.S. GAAP.
Note 2— Recently Adopted and Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue with Contracts from Customers. This ASU establishes a single revenue recognition model for all contracts with customers based on recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, eliminates industry specific requirements, and expands disclosure requirements. We adopted ASU 2014-09 using the modified retrospective method as of January 1, 2018. The majority of our revenue transactions consist of a single performance obligation to transfer promised goods or services. Based on the evaluation of our current contracts and revenue streams, we determined they will be recorded consistently under both existing U.S. GAAP and the new standard. Therefore, the adoption of ASU 2014-09 did not have a material effect on our condensed consolidated financial statements. See Note 3 for further information on our updated revenue recognition policy.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU was adopted on January 1, 2017. This ASU applies only to inventory measured using the first-in, first-out (FIFO) or average cost methods and requires inventory to be measured at the lower of cost and net realizable value (NRV). This ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The adoption of this ASU did not have a material effect on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to record a right of use asset and a liability for virtually all leases. This ASU will be effective beginning January 1, 2019. The Company has developed a transition plan and continues to evaluate the impact that the adoption of this ASU will have on the consolidated financial statements. During 2017, we conducted a survey to identify all leases across the organization and are currently working to obtain all lease contracts to accumulate the necessary information for adoption. We have identified that a majority of our leases fall into one of three categories: office equipment, real estate and vehicles. We identified that most office equipment and vehicle leases utilize standard master leasing contracts that have similar terms. In the first quarter of 2018, we selected a service provider to help us inventory and account for our leases. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. At March 31, 2018, the Company's undiscounted future minimum rent commitments under noncancellable operating leases were approximately $42.7 million. We will adopt the standard using the modified retrospective approach and are still evaluating whether we will elect the practical expedients allowed in the standard.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for many aspects associated with share-based payment accounting, including income taxes and the use of forfeiture rates. This ASU was adopted on January 1, 2017. The provisions of this ASU which impacted us included a requirement that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of shareholders’ equity. The Company expects this to create volatility in its effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The extent of excess tax benefits/deficiencies is subject to variation in our stock price and timing/extent of stock-based compensation share vestings and employee stock option exercises. This ASU also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted earnings per share and no longer requires a presentation of excess tax benefits and deficiencies related to the vesting and exercise of share-based compensation as both an operating outflow and financing inflow on the statement of cash flows. We have applied all of these changes on a prospective basis and therefore, prior years were not adjusted. Additionally, this ASU allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. We elected to maintain our current forfeitures policy and will continue to include an estimate of those forfeitures when recognizing stock-based compensation expense. This ASU also requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as a financing activity (eliminating previous diversity in practice). Adoption of this ASU resulted in an additional discrete tax benefit of approximately $1.0 million and $2.8 million during the three months ended March 31, 2018 and March 31, 2017, respectively.
In June 2016, the FASB issued ASU 2016-13, Allowance for Loan and Lease Losses. This ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments including loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables. This ASU will be effective beginning in 2020. The Company is currently evaluating the impact that the adoption of this ASU will have on the condensed consolidated financial statements and expects that adoption will result in increased disclosure.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Payments and Cash Receipts. This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company's adoption of this ASU on January 1, 2018 did not have a material impact on our presentation of the condensed consolidated statement of cash flows.
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
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU requires that amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this ASU on January 1, 2018 using the retrospective method. The adoption of ASU 2016-18 had an impact on our financial statement presentation within the condensed consolidated statement of cash flows, as amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows and transfers of these amounts between balance sheet line items are no longer presented as an operating, investing or financing cash flow. For the three months ended March 31, 2017, cash flow used in financing activities increased by $0.4 million as a result of the adoption of this ASU. Furthermore, adoption of ASU 2016-18 resulted in additional disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business. This ASU provides further guidance for identifying whether a set of assets and activities is a business by providing a screen outlining that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This ASU was adopted beginning in 2018 and was applied prospectively. The adoption of this ASU may have a material effect on our condensed consolidated financial statements in the event that we have an acquisition or disposal that falls within this screen.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairments under Step 2 by eliminating the requirement to perform procedures to determine the fair value of the assets and liabilities of the reporting unit, including previously unrecognized assets and liabilities, in order to determine the fair value of the goodwill and any impairment charge to be recognized. Under this ASU, the impairment charge to be recognized should be the amount by which the reporting unit's carrying value exceeds the reporting unit's fair value as calculated under Step 1 provided that the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective beginning in 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The adoption of this ASU may have a material effect on our condensed consolidated financial statements in the event that we determine that goodwill for any of our reporting units is impaired.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, to improve the presentation of net periodic pension and net periodic post-retirement benefit cost. This ASU requires companies to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, this ASU requires that companies present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of income from operations, if one is presented. This ASU is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The amendments in this ASU are to be applied retrospectively for presentation in the condensed consolidated statement of income and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. A practical expedient allows the Company to use the amount disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company adopted ASU 2017-07 on January 1, 2018 using the retrospective method and elected to use the practical expedient. The adoption of this ASU resulted in a $1.4 million and $0.8 million decrease in operating income for the three months ended March 31, 2018 and 2017, respectively. The Company does not capitalize costs in assets so there is no impact from that provision of ASU 2017-07.
In May 2017, the FASB issued ASU 2017-09, Stock Compensation - Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This ASU is effective for periods beginning after December 31, 2017. The Company's adoption of ASU on January 1, 2018 did not have a material effect on our condensed consolidated financial statements.
In January 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives entities the option to reclassify to retained earnings the tax effects resulting from the new tax reform legislation commonly known as the Tax Cuts and Jobs Act ("the Act") related to items in AOCI that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit a company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. The Company has elected to not early adopt this ASU. Further, the Company is currently evaluating how to apply the new guidance and has not determined whether it will elect to reclassify stranded amounts, if any. As such, the Company is still evaluating the impact that the adoption of ASU 2018-02 will have on the consolidated financial statements.
Note 3—Significant Accounting Policies Update
Revenue Recognition—We generate revenue primarily from manufacturing and selling a comprehensive line of safety products to protect the health and safety of workers and facility infrastructures around the world in the oil, gas and petrochemical, fire service, construction, utilities, and mining industries. Our core safety products include fixed gas and flame detection instruments, breathing apparatus where SCBA is the principal product, portable gas detection instruments, industrial head protection products, firefighter helmets & protective apparel, and fall protection devices. Our customers generally fall into two categories: distributors and industrial or military end-users. In our Americas segment, approximately 75% - 85% of our sales are made through distributors. In our International segment, approximately 55% - 65% of our sales are made through distributors. The underlying principles of revenue recognition are identical for both categories of customers and revenue is generally recognized at a point in time as described below.

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method. Revenue from the sale of products is recognized when there is a persuasive evidence of an arrangement and control passes to the customer, which generally occurs either when product is shipped to the customer or, in the case of most U.S. distributor customers, when product is delivered to the distributor's delivery site. We establish our shipping terms according to local practice and market characteristics. We do not ship product unless we have an order or other documentation authorizing shipment to our customers. Our payment terms vary by the type and location of our customer and the products offered. The term between invoicing and when payment is due is not significant.

See Note 9 for disaggregation of revenue by segment and product group as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Amounts billed and due from our customers are classified as receivables on the consolidated balance sheet. We make appropriate provisions for uncollectible accounts receivable which have historically been insignificant in relation to our net sales. Certain contracts with customers, primarily distributor customers, have an element of variable consideration that is estimated when revenue is recognized under the contract to the extent that it is material to the individual contract. Variable consideration includes volume incentive rebates, performance guarantees, price concessions and returns. Rebates are based on achieving a certain level of purchases and other performance criteria that are documented in established distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned by the customer. The rebate accrual is reviewed monthly and adjustments are made as the estimate of projected sales changes. Product returns, including an adjustment for restocking fees if it is material, are estimated based on historical return experience and revenue is adjusted. Sales, value add, and other taxes we collect concurrent with revenue-producing activities and remit to governmental authorities are excluded from revenue.

Depending on the terms of the arrangement, we may defer any revenue for which we have a future obligation, including training and extended warranty and technical services, until such time that the obligation has been satisfied. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. We have elected to recognize the cost for freight and shipping as an expense when control of the product has passed to the customer. These costs are included within the Cost of Products Sold line on the Condensed Consolidated Statement of Income.

We typically receive interim milestone payments under certain contracts, including our fixed gas and flame detection projects, as work progresses. For some of these contracts, we may be entitled to receive an advance payment. Revenue for these contracts is generally recognized as control passes to the customer which is a point in time upon shipment of the product and if applicable, acceptance by the customer. We recognize a liability for these advance payments in excess of revenue recognized and present it as contract liabilities on the condensed consolidated balance sheet. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. In some cases, the customer retains a small portion of the contract price, typically 10%, until completion of the contract, which we present as contract assets on the condensed consolidated balance sheet. Accordingly, during the period of contract performance, billings and costs are accumulated on the condensed consolidated balance sheet as contract assets or contract liabilities, but no income is recognized until completion of the project and control has passed to the customer. As of March 31, 2018, there were no material contract assets and contract liabilities recorded on the Condensed Consolidated Balance Sheet.

Practical Expedients and Exemptions

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses in our Condensed Consolidated Statement of Incocme.

Note 4—Inventories
The following table sets forth the components of inventory:

(In thousands)	March 31, 2018	December 31, 2017
Finished products	$75,192	$66,064
Work in process	7,571	10,141
Raw materials and supplies	128,294	117,388
Inventories at current cost	211,057	193,593
Less: LIFO valuation	(39,854)	(39,854)
Total inventories	$171,203	$153,739
Note 5—Restructuring Charges
During the three months ended March 31, 2018, we recorded restructuring charges, net of adjustments, of $5.3 million. International segment restructuring charges of $3.3 million during the three months ended March 31, 2018 were primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe. Corporate segment restructuring charges of $2.0 million during the three months ended March 31, 2018 related primarily to our ongoing review of the Company's legal structure to evaluate potential realignments to better facilitate the execution of our corporate strategy.
During the three months ended March 31, 2017, we recorded restructuring charges, net of adjustments, of $12.7 million. Americas segment restructuring charges of $12.3 million during the three months ended March 31, 2017 related primarily to the voluntary retirement incentive package described below as well as severance from staff reductions in Brazil. International segment restructuring charges of $0.4 million during the three months ended March 31, 2017 were related to severance costs for staff reductions in Europe and Australia.
In September 2016, certain employees in the Americas segment were offered a voluntary retirement incentive package (“VRIP”). The election window for participation closed on October 17, 2016. The employees were required to render service through January 31, 2017 to receive the VRIP and had until February 6, 2017 to revoke their election. None of the 83 employees who accepted the VRIP revoked their election to retire under the terms of the plan.  Non-cash special termination benefit expense of $11.4 million as incurred in the first quarter of 2017 related to these elections. All benefits were paid from our over funded North America pension plan.
Activity and reserve balances for restructuring charges by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2016	$0.9	$2.8	$0.3	$4.0
Restructuring charges	13.0	4.9	—	17.9
Adjustments to estimates on restructuring reserves	(0.2)	(0.1)	—	(0.3)
Cash payments / utilization	(13.2)	(4.0)	(0.3)	(17.5)
Reserve balances at December 31, 2017	$0.5	$3.6	$—	$4.1
Restructuring charges	—	3.3	2.0	5.3
Adjustments to estimates on restructuring reserves	—	—	—	—
Cash payments	(0.1)	(1.4)	(2.0)	(3.5)
Reserve balances at March 31, 2018	$0.4	$5.5	$—	$5.9

Note 6—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment:

(In thousands)	March 31, 2018	December 31, 2017
Land	$3,367	$3,312
Buildings	120,901	119,970
Machinery and equipment	386,043	379,747
Construction in progress	11,807	12,036
Total	522,118	515,065
Less: accumulated depreciation	(367,270)	(358,051)
Net property, plant and equipment	$154,848	$157,014
Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(97,948)	$(118,068)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(83)	(109)	—	—
Recognized net actuarial losses	3,478	3,201	—	—
Tax benefit	(1,066)	(1,108)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	2,329	1,984	—	—
Balance at end of period	$(95,619)	$(116,084)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(73,814)	$(112,178)	$801	$(1,964)
Foreign currency translation adjustments	13,230	11,370	170	(626)
Balance at end of period	$(60,584)	$(100,808)	$971	$(2,590)
(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 16—Pensions and Other Post-Retirement Benefits).
Note 8—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,878 shares held in treasury at March 31, 2018. There were no treasury purchases of preferred stock during the three months ended March 31, 2018 or 2017. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of March 31, 2018.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2017. No new shares have been issued in 2018. There were 38,303,094 and 38,222,928 shares outstanding at March 31, 2018 and December 31, 2017, respectively.

Treasury Shares - On May 12, 2015, the Board of Directors adopted a stock repurchase program replacing the existing program. The program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. No shares were repurchased during the three months ended March 31, 2018 or 2017. We do not have any other share repurchase programs. There were 23,778,297 and 23,858,463 Treasury Shares at March 31, 2018 and December 31, 2017, respectively.
The Company issues Treasury Shares for all share based benefit plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 111,902 and 260,614 Treasury Shares issued for these purposes during the three months ended March 31, 2018 and 2017, respectively.
Note 9—Segment Information
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
Adjusted operating income (loss) and adjusted operating margin are the measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is defined as operating income excluding restructuring charges, currency exchange gains/losses, other operating expense and strategic transaction costs. Adjusted operating margin is defined as adjusted operating income (loss) divided by segment sales to external customers. Adjusted operating income (loss) and adjusted operating margin are not recognized terms under U.S. GAAP and therefore do not purport to be alternatives to operating income or operating margin as a measure of operating performance. Further, the Company's measure of adjusted operating income (loss) and adjusted operating margin may not be comparable to similarly titled measures of other companies. Adjusted operating income (loss) on a consolidated basis is presented in the following table to reconcile the segment operating performance measure to operating income as presented on the Condensed Consolidated Statement of Income.
The accounting principles applied at the operating segment level in determining operating income (loss) are generally the same as those applied at the consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.
Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended March 31, 2018
Sales to external customers	$209,129	$116,765	$—	$—	$325,894
Intercompany sales	34,198	82,379	—	(116,577)	—
Operating income					44,435
Restructuring charges (Note 5)					5,274
Currency exchange losses, net					2,008
Other operating expense (Note 19)					2,824
Strategic transaction costs (Note 15)					94
Adjusted operating income (loss)	50,086	12,778	(8,229)	—	54,635
Adjusted operating margin %	23.9%	10.9%

(In thousands)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended March 31, 2017
Sales to external customers	$166,568	$99,197	$—	$—	$265,765
Intercompany sales	30,189	70,196	—	(100,385)	—
Operating income					18,619
Restructuring charges (Note 5)					12,739
Currency exchange losses, net					580
Other operating expense (Note 19)					—
Strategic transaction costs (Note 15)					1,337
Adjusted operating income (loss)	36,151	7,796	(10,672)	—	33,275
Adjusted operating margin %	21.7%	7.9%
1Reconciling items consist primarily of intercompany eliminations and items not directly attributable to reporting segments.
Total sales by product group was as follows:

Three Months Ended March 31, 2018	Americas		International		Consolidated
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$49,333	24%	$25,285	22%	$74,618	23%
Fixed Gas & Flame Detection	32,526	15%	28,405	24%	60,931	19%
Firefighter Helmets & Protective Apparel	34,754	17%	9,730	8%	44,484	14%
Portable Gas Detection	28,762	14%	13,465	12%	42,227	13%
Industrial Head Protection	27,841	13%	7,115	6%	34,956	11%
Fall Protection	14,109	7%	11,596	10%	25,705	8%
Other	21,804	10%	21,169	18%	42,973	12%
Total	209,129	100%	116,765	100%	325,894	100%

Three Months Ended March 31, 2017	Americas		International		Consolidated
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$48,690	29%	$19,555	20%	$68,245	26%
Fixed Gas & Flame Detection	27,978	17%	22,803	23%	50,781	19%
Firefighter Helmets & Protective Apparel	6,101	4%	8,305	8%	14,406	5%
Portable Gas Detection	25,015	15%	11,491	12%	36,506	14%
Industrial Head Protection	24,760	15%	6,116	6%	30,876	12%
Fall Protection	11,228	7%	10,714	11%	21,942	8%
Other	22,796	13%	20,213	20%	43,009	16%
Total	166,568	100%	99,197	100%	265,765	100%
Note 10—Earnings per Share
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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Net income	$32,371	$14,413
Preferred stock dividends	(10)	(10)
Net income available to common equity	32,361	14,403
Dividends and undistributed earnings allocated to participating securities	(32)	(17)
Net income available to common shareholders	32,329	14,386

Basic weighted-average shares outstanding	38,216	37,766
Stock options and other stock compensation	562	827
Diluted weighted-average shares outstanding	38,778	38,593
Antidilutive stock options	—	—

Earnings per share:
Basic	$0.85	$0.38
Diluted	$0.83	$0.37
Note 11—Income Taxes
The Tax Cuts and Jobs Act of 2017 ("the Act"), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system including reducing the U.S. corporate rate to 21% starting in 2018. The Act also creates a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.
On December 22, 2017, SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company calculated its best estimate of the impact of the Act and recorded income tax expense of $19.8 million during the fourth quarter of 2017, the period in which the legislation was enacted. Of this amount, $18.0 million related to the one-time transition tax and the remaining $1.8 million was related to the revaluation of U.S. deferred tax assets and liabilities. In addition, deferred taxes have been recorded on the outside basis differences of non-U.S. subsidiaries in the amount of $7.8 million, fully offset by foreign tax credits. We have made no adjustments to those amounts during the first quarter of 2018. Changes to applicable tax law, regulations or interpretations of the Act may require further adjustments and changes in our estimates. The final determination of the transition tax and the revaluation of U.S. deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Act.
The Company's effective tax rate for the first quarter of 2018 was 22.6% and differs from the U.S. federal statutory rate of 21% primarily due to higher profitability in less favorable tax jurisdictions and a charge for Global Intangible Low-Taxed Income (GILTI), partially offset by a tax benefit of approximately 2.2% related to certain share-based payments related to the adoption of ASU 2016-09. The Company's effective tax rate for the first quarter of 2017 was 10.9%, which differs from the U.S. federal statutory rate of 35% primarily due to a significant tax benefit of approximately 16.9% related to certain share-based payments related to the adoption of ASU 2016-09 as well as increased profitability in more favorable tax jurisdictions and benefits associated with U.S. tax credits for research and development and the manufacturing deduction.
At March 31, 2018, the Company had a gross liability for unrecognized tax benefits of $15.3 million. The Company has recognized tax benefits associated with these liabilities of $5.6 million at March 31, 2018. The gross liability includes amounts associated with prior period foreign tax exposure.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest related to uncertain tax positions was $2.5 million at March 31, 2018.

Note 12—Stock Plans
The 2016 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2026. Management stock-based compensation includes stock options, restricted stock, restricted stock units and performance stock units. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2027. We issue treasury shares for stock option exercises, and grants of restricted stock and performance stock. Please refer to Note 8 for further information regarding stock compensation share issuance.
Stock compensation expense is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Stock compensation expense	$5,606	$6,325
Income tax benefit	1,362	2,386
Stock compensation expense, net of income tax benefit	$4,244	$3,939
A summary of stock option activity for the three months ended March 31, 2018 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2018	955,446	$42.75
Exercised	(24,058)	35.23
Outstanding at March 31, 2018	931,388	42.95
Exercisable at March 31, 2018	727,302	$42.51
Restricted stock and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock and unit activity for the three months ended March 31, 2018 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	227,161	$57.50
Granted	49,111	83.60
Vested	(50,075)	52.23
Forfeited	(2,804)	55.26
Unvested at March 31, 2018	223,393	$64.92
Performance stock units have a market condition modifier and are valued at an estimated fair value using the Monte Carlo model. The final number of shares to be issued for performance stock units granted in the first quarter of 2018 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period. The following weighted average assumptions were used in the Monte Carlo model for units granted in the first quarter of 2018 with a market condition modifier.

Fair value per unit	$83.58
Risk-free interest rate	2.36%
Expected dividend yield	1.82%
Expected volatility	28.3%
MSA stock beta	1.240
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

A summary of performance stock unit activity for the three months ended March 31, 2018 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	242,186	$55.06
Granted	54,299	83.58
Performance adjustments	(3,356)	44.61
Vested	(41,660)	40.23
Forfeited	(8,659)	35.34
Unvested at March 31, 2018	242,810	$64.50
The performance adjustments above relate to the final number of shares issued for the 2015 Management Performance Units, which were 93.6% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2018.
Note 13—Long-Term Debt

(In thousands)	March 31, 2018	December 31, 2017
2006 Senior Notes payable through 2021, 5.41%, net of debt issuance costs	$26,667	$26,667
2010 Senior Notes payable through 2021, 4.00%, net of debt issuance costs	80,000	80,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	76,898	74,139
Senior revolving credit facility maturing in 2020, net of debt issuance costs	284,528	293,693
Total	468,093	474,499
Amounts due within one year, net of debt issuance costs	26,667	26,667
Long-term debt, net of debt issuance costs	$441,426	$447,832
Under the 2015 Amended and Restated Credit Agreement associated with our senior revolving credit facility, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) the Prime Rate, (ii) the Federal Funds Open Rate plus one half of one percent (0.5%) or (iii) the Daily Libor Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 3.08% as of March 31, 2018. At March 31, 2018, $282.6 million of the existing $575.0 million senior revolving credit facility was unused, including letters of credit.
On January 22, 2016, the Company entered into a multi-currency note purchase and private shelf agreement, pursuant to which MSA issued notes in an aggregate original principal amount of £54.9 million (approximately $77.0 million at March 31, 2018). The notes are repayable in annual installments of £6.1 million (approximately $8.5 million at March 31, 2018), commencing January 22, 2023, with a final payment of any remaining amount outstanding on January 22, 2031. The interest rate on these notes is fixed at 3.4%. The note purchase agreement requires MSA to comply with specified financial covenants including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.25 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the note purchase agreement contains negative covenants limiting the ability of MSA and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of MSA's or its subsidiaries' business.
The revolving credit facilities and note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facilities and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at March 31, 2018.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2018 totaling $13.4 million, of which $6.7 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The full amount of the letters of credit remains unused and available at of March 31, 2018. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2018, the Company has $3.9 million of restricted cash in support of these arrangements.

Note 14—Goodwill and Intangible Assets
Changes in goodwill during the three months ended March 31, 2018 are as follows:

(In thousands)	Goodwill
Balance at January 1, 2018	$422,185
Currency translation	4,675
Balance at March 31, 2018	$426,860
At March 31, 2018, the Company had goodwill of $273.2 million and $153.6 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization during the three months ended March 31, 2018 are as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2018	$183,088
Amortization expense	(2,685)
Currency translation	1,987
Net balance at March 31, 2018	$182,390
At March 31, 2018, the Company had a trade name with an indefinite life totaling $60.0 million related to the acquisition of Globe Holding Company, LLC. See Note 15 for additional information.
Note 15—Acquisitions

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
The following table summarizes the preliminary fair values of the Globe assets acquired and liabilities assumed at the date of acquisition:

(In millions)	July 31, 2017
Current assets (including cash of $58 thousand)	$28.6
Property, plant and equipment and other noncurrent assets	8.3
Trade name	60.0
Distributor relationships	40.2
Acquired technology and other intangible assets	10.5
Goodwill	74.5
Total assets acquired	222.1
Total liabilities assumed	5.7
Net assets acquired	$216.4

Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management, based, in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the relief from royalty method for trade name and technology related intangible assets; the excess earnings approach for distributor relationships using distributor inputs and contributory charges; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on Globe pre-acquisition forecasts coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The distributor relationships acquired in the Globe transaction will be amortized over a period of 20 years and the remaining identifiable assets will be amortized over 5 years. The trade name was determined to have an indefinite useful life. We will perform an impairment assessment annually on the trade name, or sooner if there is a triggering event. Additionally, as part of each impairment assessment, we will reassess whether the asset continues to have an indefinite life or whether it should be reassessed with a finite life. Estimated future amortization expense related to the identifiable intangible assets is approximately $3.1 million for the remainder of 2018, $4.1 million in each of the next three years 2019 through 2021 and $3.2 million in 2022. Estimated future depreciation expense related to Globe property, plant and equipment is approximately 0.8 million for the remainder of 2018 and $1.0 million in each of the next four years.
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
Our results for the three months ended March 31, 2018, include strategic transaction costs of $94 thousand, including an insignificant amount of transaction and integration costs related to the acquisition of Globe Holding Company LLC. Our results for the three months ended March 31, 2017, include strategic transaction costs of $1.3 million. These costs are reported in selling, general and administrative expenses.
The operating results of the Globe acquisition has been included in our consolidated financial statements from the acquisition date through March 31, 2018. Our results for the three months ended March 31, 2018 include Globe sales and net income of $28.9 million and $3.5 million, respectively.
The following unaudited pro forma information presents our combined results as if the Globe acquisition had occurred at the beginning of 2017. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between MSA and Globe during the periods presented that are required to be eliminated. Intercompany transactions between Globe companies during the periods presented have been eliminated in the unaudited pro forma condensed combined financial information. The unaudited pro forma condensed combined financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined companies may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.
Pro forma condensed combined financial information (Unaudited)

(In millions, except per share amounts)	Three Months Ended March 31, 2017
Net sales	$294
Net income	$19
Basic earnings per share	$0.49
Diluted earnings per share	$0.48

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
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting under existing U.S. GAAP. MSA has been treated as the acquirer.
Note 16—Pensions and Other Post-retirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits			Other Benefits
(In thousands)	2018	2017		2018	2017
Three Months Ended March 31,
Service cost	$2,891	$2,721		$101	$106
Interest cost	4,219	4,572		221	237
Expected return on plan assets	(9,096)	(8,738)		—	—
Amortization of prior service cost	(6)	(4)		(77)	(105)
Recognized net actuarial losses	3,453	3,184		25	17
Settlement/curtailment loss (credit)	27	34		(141)	—
Net periodic benefit cost, excluding below	1,488	1,769		129	255
Special termination charge	—	11,384	(b)	—	—
Net periodic benefit cost (a)	1,488	13,153		129	255
(a) Components of net periodic benefit cost other than service cost are included in the line item "Other income, net" in the income statement.
(b) Represents the charge for special termination benefits related to the VRIP which were paid from our over funded North America pension plan and recorded as restructuring charges on the Condensed Consolidated Statement of Income. See further details in Note 5.
Effective December 31, 2017, the Company changed the method it uses to estimate the service and interest cost components of net periodic benefit cost for pension and other post-retirement benefits for a majority of its U.S. and foreign plans.  Historically, the service and interest cost components for these plans were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to utilize a spot rate approach, which discounts the individual plan specific expected cash flows underlying the service and interest cost using the applicable spot rates derived from a yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of total benefit obligations. We estimate that service and interest cost for the pension and OPEB plans will be reduced by approximately $1.8 million in 2018 as a result of this change. The Company has accounted for this change to the spot rate approach as a change in accounting estimate that is inseparable from a change in accounting principle, pursuant to Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections, and accordingly has accounted for it prospectively. For plans where the discount rate is not derived from plan specific expected cash flows, the Company will continue to employ the current approaches for measuring both the projected benefit obligations and the service and interest cost components of net periodic benefit cost for pension and other post-retirement benefits.
We made contributions of $1.2 million and $1.5 million to our pension plans during the three months ended March 31, 2018 and 2017, respectively. We expect to make total contributions of approximately $5.0 million to our pension plans in 2018 which are primarily associated with our International segment.

Note 17—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses (gains) in the Condensed Consolidated Statement of Income. The notional amount of open forward contracts was $63.5 million and $124.7 million at March 31, 2018 and December 31, 2017, respectively.
The following table presents the Condensed Consolidated Balance Sheet location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	March 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$201	$314
Foreign exchange contracts: other current assets	391	840
The following table presents the Condensed Consolidated Statement of Income location and impact of derivative financial instruments:

		Gain Recognized in Income
		Three Months Ended March 31,
(In thousands)	Statement of Income Location	2018	2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses (gains), net	$(2,875)	$(2,410)
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
The valuation methodologies we used to measure financial assets and liabilities were limited to the derivative financial instruments described in Note 17. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy.
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $180.8 million at both March 31, 2018 and December 31, 2017, respectively. The fair value of this debt was $197.9 million and $200.0 million at March 31, 2018 and December 31, 2017, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 19—Contingencies
Product liability

We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.

Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. MSA LLC estimates its liability for single incident product liability claims based on expected settlement costs for asserted single incident product liability claims, and an estimate of costs for single incident product liability claims incurred but not reported ("IBNR"). The estimate for IBNR claims is based on experience, sales volumes, and other relevant information. The reserve for single incident product liability claims, which includes asserted single incident product liability claims and IBNR single incident product liability claims, was $5.3 million at March 31, 2018 and $5.4 million at December 31, 2017. Single incident product liability expense was $0.3 million during the three months ended March 31, 2018 and insignificant during the three months ended March 31, 2017. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. MSA LLC was named as a defendant in 1,453 lawsuits comprised of 2,311 claims as of March 31, 2018. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The products at issue were manufactured many years ago and are not currently offered by MSA LLC.
A summary of cumulative trauma product liability lawsuits and asserted cumulative trauma product liability claims activity follows:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Open lawsuits, beginning of period	1,420	1,794
New lawsuits	102	398
Settled and dismissed lawsuits	(69)	(772)
Open lawsuits, end of period	1,453	1,420

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Asserted claims, beginning of period	2,242	3,023
New claims	151	455
Settled and dismissed claims	(82)	(1,236)
Asserted claims, end of period	2,311	2,242
More than half of the open lawsuits at March 31, 2018 have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any time due to changes in circumstances.
Cumulative trauma product liability litigation is inherently unpredictable and MSA LLC's expense with respect to cumulative trauma product liability claims could vary significantly in future periods. Factors that have historically limited MSA LLC's ability to estimate potential liability for cumulative trauma product liability claims include low volumes in the number of claims asserted and resolved (both in general and with respect to particular plaintiffs’ counsel as claims experience can vary significantly among different counsel), inconsistency of claims composition, uncertainty as to if and over what time periods claims might be asserted in the future, or other factors. With respect to the risk associated with any particular case that is filed against MSA LLC, it has typically not been until very late in the legal process that it can be reasonably determined whether it is probable that such a case will ultimately result in a liability. This uncertainty is caused by many factors, including consideration of the applicable statute of limitations, the sufficiency of product identification and other defenses. The complaints initially filed generally have not provided information sufficient to determine if a lawsuit will develop into an actively litigated case. Even when a case is actively litigated, it is often difficult to determine if the lawsuit will be dismissed or otherwise resolved until late in the lawsuit. Moreover, even if it is probable that such a lawsuit will result in a loss, it is often difficult to estimate the amount of actual loss that will be incurred. These actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts, including the nature of the injury, the jurisdiction in which the claim is filed, the counsel for the plaintiff and the number of parties in the lawsuit. In addition, there are uncertainties concerning the impact of bankruptcies of other companies that are co-defendants with respect to particular claims and uncertainties surrounding the litigation process in different jurisdictions and from case to case within a particular jurisdiction.

Management works with outside legal counsel quarterly to review and assess MSA LLC's exposure to asserted cumulative trauma product liability claims not yet resolved. In addition management works with an outside valuation consultant and outside legal counsel to review MSA LLC's exposure to IBNR cumulative trauma product liability claims. The review process for asserted cumulative trauma product liability claims not yet resolved takes into account available facts for those claims, including their number and composition, outcomes of matters resolved during current and prior periods, and variances associated with different groups of claims, plaintiffs' counsel, claims filing trends, and venues, as well as any other relevant information.
In August 2017, MSA LLC obtained additional detailed information about a significant number of claims that were then pending against it, including the nature and extent of the alleged injuries, product identification and other factors. MSA LLC subsequently agreed to resolve a substantial number of these claims for $75.2 million, a portion of which was insured. Amounts in excess of estimated insurance recoveries were reflected within Other operating expense in the Consolidated Statement of Income. MSA LLC paid a total of $25.2 million during 2017 related to these settlements. MSA LLC expects to pay $14.2 million in the second quarter of 2018 and the balance is expected to be paid ratably over five quarters beginning in the third quarter of 2018 and ending in the third quarter of 2019. As a result of these developments, the cumulative trauma product liability reserve covers all cumulative trauma product liability claims that have been asserted against MSA LLC, both those that have been settled but not yet paid and an estimated amount for asserted cumulated trauma product liability claims not yet resolved.

In the fourth quarter of 2017, MSA LLC, in consultation with an outside valuation consultant and outside legal counsel, performed a review for IBNR cumulative trauma product liability claims. Based on that review process, which concluded in early 2018, it was determined that a reasonable estimate for the liability of MSA LLC's IBNR claims was $111.1 million. Accordingly, the cumulative trauma product liability reserve was increased by $111.1 million at December 31, 2017 for estimated IBNR cumulative trauma product liability claims and the balance is $108.8 million at March 31, 2018. This estimated amount is not discounted to present value. This amount represents estimated liability relating to asbestos, silica and coal dust claims projected to be asserted through 2060.

The ability to make a reasonable estimate of the potential liability for IBNR cumulative trauma product liability claims reflects recent developments affecting asbestos claims, recent developments affecting silica claims, and recent developments affecting coal dust claims. Significant changes in MSA LLC’s claims experience over the last few years have resulted in stabilization of a number of factors important to the estimation process and enabled greater predictability of IBNR claims. These developments occurred as a result of changes in defense strategy implemented in recent years, increased experience in defending, negotiating, and resolving key groups of claims, and resolutions of a substantial number of cumulative trauma product liability claims in the last few years. These changes have collectively resulted in MSA LLC having a more stable recent claims history that could be extrapolated into the future and greater certainty as to the number of claims that might be asserted against MSA LLC in the future, the percentage of those claims that might be resolved without payment, and the potential settlement value of those claims that are not resolved without payment. All of these factors were considered by MSA LLC’s valuation consultant in estimating the IBNR cumulative trauma product liability claims. MSA LLC, taking into account the analysis and estimates developed by its consultant, concluded in the fourth quarter of 2017 that reasonable estimates for its IBNR asbestos, silica and coal dust claims could be made and that the liability described above should be accrued.

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
The total cumulative trauma product liability reserve was $179.0 million at March 31, 2018 of which $70.2 million related to asserted cumulative trauma product liability claims ($54.7 million for claims settled and related defense costs not yet paid and $15.5 million for the estimated value of claims asserted but not yet resolved) and $108.8 million related to estimated IBNR cumulative trauma product liability claims. The total cumulative trauma product liability reserve was $181.1 million at December 31, 2017 of which $70.0 million related to asserted cumulative trauma product liability claims ($54.5 million for claims settled but not yet paid and $15.5 million for the estimated value of claims asserted but not yet resolved) and $111.1 million related to estimated IBNR cumulative trauma product liability claims. The majority of the reserve relating to claims settled but not yet paid for both periods relates to the August 2017 settlement of certain coal dust claims described above. The amount included in the reserve for IBNR cumulative trauma product liability claims represents the estimated value of such claims if the most likely potential outcome with respect to each of the assumptions described above is applied. The reserve does not include amounts which will be spent to defend the claims covered by the reserve. Defense costs are recognized in the Condensed Consolidated Statement of Income as incurred. At March 31, 2018, $56.0 million of the cumulative trauma product liability reserve for asserted cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the Condensed Consolidated Balance Sheet and the remainder, $123.0 million, is recorded in the Other noncurrent liabilities line. At December 31, 2017, $48.6 million of the reserve for asserted cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the Condensed Consolidated Balance Sheet and the remainder, $21.4 million, is recorded in the Other noncurrent liabilities line. All of the reserve for IBNR claims as of both March 31, 2018 and December 31, 2017 is recorded in the Other noncurrent liabilities line.
Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities. The reserve for liabilities relating to cumulative trauma product liability claims may be adjusted from time to time based on whether the actual number, types, and settlement value of claims differs from current projections and estimates and other developing facts and circumstances. These adjustments may reflect changes in estimates for asserted cumulative trauma product liability claims not yet resolved and/or IBNR cumulative trauma product liability claims. These adjustments may be material and could materially impact our consolidated financial statements in future periods in which a reserve is recorded.

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
Insurance receivables at March 31, 2018 totaled $131.4 million, of which, $13.0 million is reported in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and $118.4 million is reported in Insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2017 totaled $134.7 million, of which $11.6 million was reported in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and $123.1 million was reported in Insurance receivable and other noncurrent assets.
A summary of Insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Balance beginning of period	$134.7	$159.9
Additions	0.5	94.6
Collections and settlements converted to notes receivable	(3.8)	(119.8)
Balance end of period	$131.4	$134.7
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
Notes receivable from insurance companies at March 31, 2018 totaled $63.4 million, of which $3.5 million is reported in Notes receivable, insurance companies, current on the Condensed Consolidated Balance Sheet and $59.9 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2017 totaled $76.9 million, of which $17.3 million was reported in Notes receivable, insurance companies, current on the Condensed Consolidated Balance Sheet and $59.6 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of Notes receivable, insurance companies balances is as follows:

(In millions)	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Balance beginning of period	$76.9	$67.3
Additions	0.4	35.1
Collections	(13.9)	(25.5)
Balance end of period	$63.4	$76.9

The collectibility of MSA LLC's insurance receivables is regularly evaluated and we believe that the amounts recorded are probable of collection. The determination that the recorded insurance receivables are probable of collection is based on analysis of the terms of the underlying insurance policies, experience in successfully recovering cumulative trauma product liability claims from MSA LLC's insurers under other policies during coverage litigation, the financial ability of the insurance carriers to pay the claims, understanding and interpretation of the relevant facts and applicable law and the advice of MSA LLC's outside legal counsel. We believe that successful resolution of insurance litigation with various insurance carriers over the years, as well as the recent trial verdict against North River, which resulted in a favorable outcome, demonstrate that MSA LLC has strong legal positions concerning its rights to coverage. The trial verdict is described below. Approximately $51 million of the $131.4 million insurance receivable balance at March 31, 2018 is attributable to coverage in place agreements or negotiated installment payments.
Total cumulative trauma liability losses were $3.2 million and $1.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively, primarily related to the defense of cumulative trauma product liability claims. Uninsured cumulative trauma product liability losses, which were included in Other operating expense on the Condensed Consolidated Statement of Income, were $2.8 million for the three months ended March 31, 2018 and insignificant for the three months ended March 31, 2017.
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
Even if the remaining insurance coverage litigation is generally successful, the estimated amount of MSA LLC's potential insurance coverage applicable to cumulative trauma product liability claims is insufficient to cover the amounts reserved for such claims at March 31, 2018. As a result, MSA LLC is now largely self-insured for costs associated with cumulative trauma product liability claims. MSA LLC expects to obtain some limited insurance reimbursement from negotiated coverage-in-place agreements (although that coverage may not be immediately triggered or accessible) or from other sources of coverage, but the precise amount of insurance reimbursement then triggered cannot be determined with specificity at this time.
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
On October 6, 2016, a Pennsylvania state court jury found that North River breached the three contracts at issue in the case, and that North River also violated common law standards in handling MSA LLC's claims. As a result of the jury's findings, the court entered a verdict in favor of MSA LLC and against North River for $10.9 million, the full amount of the contractual damages at issue in the case. The $10.9 million, which is comprised of previously recorded payments to settle product liability claims and related defense costs, is part of MSA LLC's insurance receivable. In addition to the claims decided by the jury, MSA LLC also presented a claim under Pennsylvania's bad faith statute, which is decided by the court. Following the jury verdict, the court also issued a verdict finding that North River had acted in bad faith. In December 2016 and January 2017, the Pennsylvania state court heard evidence regarding the extent of damages awardable as a result of the statutory bad faith claim. In an order dated February 9, 2017, the Court of Common Pleas of Allegheny County awarded MSA LLC an additional $46.9 million in damages related to this statutory bad faith claim. The $46.9 million award was comprised of $30.0 million in punitive damages, $11.8 million in attorneys' fees, and $5.1 million in pre-judgment interest, each of which is authorized by a Pennsylvania statute covering bad faith claims handling matters. Thereafter the court awarded an additional $2.0 million in attorney's fees. In August 2017, the court entered judgment on the verdicts. The verdict is on appeal with the Pennsylvania Superior Court.

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
The following table reconciles the changes in the Company's accrued warranty reserve:

(In thousands)	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Beginning warranty reserve	$14,753	$11,821
Warranty payments	(57)	(550)
Warranty claims	405	2,116
Provision for product warranties	(143)	1,366
Ending warranty reserve	$14,958	$14,753
Warranty expense for the three months ended March 31, 2018 and 2017 was $2.6 million and $3.6 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this quarterly report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of our annual report entitled “Forward-Looking Statements” and “Risk Factors.”
BUSINESS OVERVIEW
We are a global leader in the development, manufacture and supply of safety products that protect people and facility infrastructures. Many MSA products integrate a combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life-threatening situations. The Company's comprehensive product line is used by workers around the world in a broad range of markets, including the oil, gas and petrochemical, fire service, construction, utilities, and mining industries. MSA's core products include fixed gas and flame detection systems; breathing apparatus where self-contained breathing apparatus ("SCBA") is the principal product; portable gas detection instruments; industrial head protection products; firefighter helmets and protective apparel; and fall protection devices. We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of safety solutions for customers in key global markets.
On July 31, 2017, the Company acquired 100% of the common stock of Globe Holding Company, LLC ("Globe") for $215 million in cash plus a working capital adjustment of $1.4 million. Based in Pittsfield, NH, Globe is a leading innovator and provider of firefighter protective clothing and boots. This acquisition aligns with the Company's corporate strategy in that it strengthens our leading position in the North American fire service market. The transaction was funded through borrowings on our unsecured senior revolving credit facility. Refer to Note 15 to the condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
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

PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include fixed gas and flame detection instruments, breathing apparatus where SCBA is the principal product, portable gas detection instruments, industrial head protection products, firefighter helmets & protective apparel, and fall protection devices. These products receive the highest levels of investment and resources as they typically realize higher levels of return on investment than non-core products. Core products comprised approximately 88% and 84% of sales for the three months ended March 31, 2018 and 2017, respectively.
MSA maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and have their roots within the core product value chain. Key non-core products include respirators, eye and face protection, ballistic helmets and gas masks. Ballistic helmet and gas mask sales are the primary sales to our military customers and were approximately $10.2 million and $10.4 million globally during the three months ended March 31, 2018 and 2017, respectively.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in MSA's Annual Report on Form 10-K for the year ended December 31, 2017.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net Sales. Net sales for the three months ended March 31, 2018 were $325.9 million, an increase of $60.1 million, or 23%, compared to $265.8 million for the three months ended March 31, 2017. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended March 31,		Dollar Increase	Percent Increase
(In millions)	2018	2017
Consolidated	$325.9	$265.8	$60.1	22.6%
Americas	209.1	166.6	42.5	25.5%
International	116.8	99.2	17.6	17.7%

Net Sales	Three Months Ended March 31, 2018 versus March 31, 2017
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	25.5%	17.7%	22.6%
Currency translation effects	0.1%	11.8%	4.6%
Constant currency sales change	25.4%	5.9%	18.0%
Acquisitions	17.4%	—%	10.8%
Organic constant currency change	8.0%	5.9%	7.2%
Note: Organic constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales change is calculated by deducting the percentage impact from acquisitions and currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $209.1 million in the first quarter of 2018, an increase of $42.5 million, or 26%, compared to $166.6 million in the first quarter of 2017 on stronger core sales. During the quarter, constant currency sales in the Americas segment increased 25% compared to the prior year period, driven partially by the acquisition of Globe, which increased sales in the Americas segment by 17% in the first quarter. The 8% organic growth during the quarter was driven by growth in all of our core product groups across the fire service and industrial markets.
Net sales for the International segment were $116.8 million in the first quarter of 2018, an increase of $17.6 million, or 18%, compared to $99.2 million for the first quarter of 2017. Constant currency sales in the International segment increased 6% during the quarter as we recognized stronger core sales driven by fall protection and head protection in Europe, a higher volume of FGFD and portable instruments sales in the Middle East and Pacific Asia regions and breathing apparatus across the segment.

Backlog, which can fluctuate due to seasonality in our business, increased headed into the second quarter and is benefiting from large orders secured for breathing apparatus in the fire service market and a stronger order pace in industrial products.
Gross profit. Gross profit for the first quarter of 2018 was $147.3 million, an increase of $27.6 million, or 23%, compared to $119.7 million for the first quarter of 2017. The ratio of gross profit to net sales was 45.2% in the first quarter of 2018 compared to 45.0% in the same quarter last year. The higher gross profit ratio during the current quarter is attributable to a lower level of indirect costs partially offset by dilution from our Globe acquisition.
Selling, general and administrative expenses. Selling, general and administrative expenses were $80.3 million during the first quarter of 2018, an increase of $3.5 million or 5%, compared to $76.8 million in the first quarter of 2017. Selling, general and administrative expenses were 24.6% of net sales in the first quarter of 2018, compared to 28.9% of net sales in the first quarter of 2017 driven by the benefits from our global cost reduction program and our focus on driving profitable growth. Please refer to the Selling, general and administrative expenses table for a reconciliation of the year over year expense change.

Selling, general, and administrative expenses	Three Months Ended March 31, 2018 versus March 31, 2017
(Percent Change)	Consolidated
GAAP reported change	4.5%
Currency translation effects	2.4%
Constant currency change	2.1%
Acquisitions and related strategic transaction costs	1.9%
Organic constant currency change	0.2%
Note: Organic constant currency change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency change in selling, general, and administrative expenses is calculated by deducting the percentage impact from acquisitions and related strategic transaction costs as well as the currency translation effects from the overall percentage change in selling, general, and administrative expense. Management believes excluding acquisitions and currency translation effects provides investors with a greater level of clarity into spending levels on a year-over-year basis.
Research and development expense. Research and development expense was $12.5 million during the first quarter of 2018, an increase of $1.5 million, or 14%, compared to $11.0 million during the first quarter of 2017. Research and development expense was 3.9% of net sales in the first quarter of 2018, compared to 4.1% of net sales in the first quarter of 2017. We expect research and development expense to be approximately 4.0% of sales for 2018 as we continue to develop new products for global safety markets.
Restructuring, net of adjustments. During the first quarter of 2018, the Company recorded restructuring charges of $5.3 million, primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe and ongoing review of the Company's legal structure to evaluate potential realignments to better facilitate the execution of our corporate strategy. This compared to restructuring charges of $12.7 million during the first quarter of 2017, primarily related to the voluntary retirement incentive package described below.
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
Currency exchange. Currency exchange losses were $2.0 million in the first quarter of 2018, compared to losses of $0.6 million in the first quarter of 2017. Currency exchange losses in both periods were related to foreign currency exposure on unsettled inter-company balances. Refer to Note 17 to the unaudited condensed consolidated financial statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Other operating expense. Other operating expense during the first quarter of 2018 was $2.8 million and relates primarily to defense costs for uninsured asserted cumulative trauma product liability claims. Please refer to Note 19 to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for additional information.

GAAP operating income. Consolidated operating income for the first quarter of 2018 was $44.4 million compared to operating income of $18.6 million in the same period last year. The increase in operating results was primarily driven by higher sales volumes and an increase in gross margins as discussed above as well as lower restructuring expense and our continued focus on controlled spending.
Adjusted operating income. Americas adjusted operating income for the first quarter of 2018 was $50.1 million, an increase of $13.9 million, or 38%, compared to $36.2 million in the prior year quarter. The increase was related to the higher level of sales and improved margins driven by a lower level of indirect costs as well as our continued focus on controlled spending.
International adjusted operating income for the first quarter of 2018 was $12.8 million, an increase of $5.0 million, or 64%, compared to $7.8 million in the prior year quarter. The increase in adjusted operating income is primarily attributable to higher sales volumes and improved margins driven by a lower level of indirect costs as well as our continued focus on controlled spending.
Corporate segment adjusted operating loss for the first quarter of 2018 was $8.2 million, a decrease of $2.5 million, or 23%, compared to an adjusted operating loss of $10.7 million in the first quarter of 2017, reflecting lower stock compensation, corporate development and legal expense.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss). Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales.

Adjusted operating income	Three Months Ended March 31, 2018
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$209,129	$116,765	$—	$325,894
GAAP operating income				44,435
Restructuring charges (Note 5)				5,274
Currency exchange losses, net				2,008
Other operating expense (Note 19)				2,824
Strategic transaction costs (Note 15)				94
Adjusted operating income (loss)	50,086	12,778	(8,229)	54,635
Adjusted operating margin %	23.9%	10.9%

Adjusted operating income	Three Months Ended March 31, 2017
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$166,568	$99,197	—	$265,765
GAAP operating income				18,619
Restructuring and other charges				12,739
Currency exchange gains, net				580
Other operating expense (Note 19)				—
Strategic transaction costs (Note 15)				1,337
Adjusted operating income (loss)	36,151	7,796	(10,672)	33,275
Adjusted operating margin %	21.7%	7.9%
Note: Adjusted operating income (loss) is a non-GAAP financial measure used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is reconciled above to the nearest GAAP financial measure, Operating income (loss), and excludes restructuring, currency exchange, other operating expense and strategic transaction costs.
Total other expense, net. Other expense, net for the first quarter of 2018 was $2.4 million, compared to $2.1 million for the same period in 2017.
Income taxes. The reported effective tax rate for the first quarter of 2018 was 22.6%, which included 2.2% of a tax benefit for certain share-based payments related to the adoption of ASU 2016-09 as described in Note 2 to the condensed consolidated financial statements, compared to 10.9% for the first quarter of 2017, which included 16.9% of a tax benefit related to share-based payments. The remaining effective tax rate change was primarily due to the decrease in the U.S. federal statutory rate as described below. This decrease was partially offset due to a tax reform related charge for Global Intangible Low-Taxed Income (GILTI) and higher profitability in less favorable tax jurisdictions.

On December 22, 2017, SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company calculated its best estimate of the impact of the Act during the fourth quarter of 2017 and we have made no adjustment to those amounts during the first quarter of 2018. Changes to applicable tax law, regulations or interpretations of the Act may require further adjustments and changes in our estimates. The final determination of the transition tax and the revaluation of U.S. deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Act.
Net income attributable to MSA Safety Incorporated. Net income was $32.4 million for the first quarter of 2018, or $0.83 per diluted share compared to income of $14.4 million, or $0.37 per diluted share, for the same period last year.
Non-GAAP Financial Information
We may provide information regarding organic constant currency changes, financial measures excluding the impact of acquisitions and related strategic transaction costs, adjusted operating income, and adjusted operating margin percentage which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net sales, selling, general and administrative expense, operating income, or net income as a measure of operating performance. We believe that the use of these non-GAAP financial measures provide investors with additional useful information and provide a more complete understanding of the underlying results. Because not all companies use identical calculations, these presentations may not be comparable to similarly titled measures from other companies. For more information about these non-GAAP measures and a reconciliation to the nearest U.S. GAAP measure, please refer to the reconciliations referenced above in Management's Discussion & Analysis section and in Note 9 to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and acquisitions. At March 31, 2018, approximately 39% of our long-term debt is at fixed interest rates with repayment schedules through 2031. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2020. At March 31, 2018, approximately 82% of our borrowings are denominated in US dollars, which limits our exposure to currency exchange rate fluctuations.
At March 31, 2018, we had cash, cash equivalents and restricted cash totaling $128.8 million, which included $113.2 million of cash and cash equivalents held by our foreign subsidiaries. Cash, cash equivalents and restricted cash decreased $9.1 million during the three months ended March 31, 2018, compared to decreasing $9.7 million during the same period in 2017. During the first quarter of 2018, we repatriated $14 million of cash from our foreign affiliates and expect to repatriate an additional $61 million - $86 million by the end of 2018. We used the cash repatriated during the three months ended March 31, 2018 to fund our first quarter dividend. We plan to continue to employ a balanced capital allocation strategy that prioritizes growth investments and also funding our dividend and servicing debt obligations. The repatriation provides us with more flexibility to execute strategic investments that will add value to MSA.
Operating activities. Operating activities provided cash of $17.4 million during the three months ended March 31, 2018, compared to providing $96.4 million during the same period in 2017. The decrease in operating cash flows during the period was primarily attributable to lower insurance receivable collections. We collected $12.1 million from insurance companies, net of product liability settlements paid, in the three months ended March 31, 2018 while we collected $83.8 million from insurance companies, net of product liability settlements paid, in the same period of 2017. Historically, cumulative trauma liability payments were funded with the Company's operating cash flow, pending resolution of disputed insurance coverage. For more than a decade, we have funded product liability settlements from operating cash flow. We continue to make good progress collecting insurance proceeds and establishing cash flow streams for the future. Although cash flows may vary from quarter to quarter, we do not expect there to be a material impact on our capital allocation priorities.
The amount recorded in connection with the cumulative trauma product liability settlements reached in August 2017 totaling $75.2 million as discussed in Note 19 to the unaudited condensed consolidated financial statements and remaining asserted cumulative trauma claims did not have a significant cash impact in the three months ended March 31, 2018. The Company made payments of $25.2 million in the third and fourth quarters of 2017 related to these settlements. The Company expects to pay $14.2 million in the second quarter related to these settlements and the balance is expected to be paid ratably over the next five quarters, ending in the third quarter of 2019. At March 31, 2018, $54.7 million of the total $179.0 million reserve relates to settlements and related defense costs. The remaining reserve consists of $108.8 million related to a liability for incurred but not reported ("IBNR") cumulative trauma product liability claims and $15.5 million related primarily to estimated indemnity for all other remaining asserted cumulative trauma product liability claims that are probable and estimable at March 31, 2018. Please refer to Note 19 to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for additional information.
Investing activities. Investing activities used cash of $3.2 million during the three months ended March 31, 2018, compared to using $1.3 million in the same period in 2017. Capital expenditures drove cash outflows from investing activities during the three months ended March 31, 2018.
Financing activities. Financing activities used cash of $24.6 million during the three months ended March 31, 2018, compared to using $106.4 million during the same period in 2017. During the three months ended March 31, 2018, we had net payments on long-term debt of $9.5 million as compared to net payments of $96.6 million during the same period in 2017. We paid cash dividends of $13.4 million during the three months ended March 31, 2018 compared to $12.5 million in the same period in 2017.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at March 31, 2018 resulted in a translation gain of $13.2 million being recorded to the cumulative translation adjustments shareholders' equity account during the three months ended March 31, 2018, compared to a gain of $11.4 million during the same period in 2017. The translation gain during both the three months ended March 31, 2018 and three months ended March 31, 2017 was primarily related to the strengthening of the euro, British pound, and Mexican peso relative to the U.S. dollar.
COMMITMENTS AND CONTINGENCIES
We made contributions of $1.2 million to our pension plans during the three months ended March 31, 2018. We expect to make total contributions of approximately $5.0 million to our pension plans in 2018 which are primarily associated with our International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2018 totaling $13.4 million, of which $6.7 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at March 31, 2018. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2018, the Company has $3.9 million of restricted cash in support of these arrangements.
We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.
Please refer to Note 19 to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further discussion on the Company's product liabilities.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We evaluate these estimates and judgments on an on-going basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our consolidated financial statements.
The more critical judgments and estimates used in the preparation of our consolidated financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.
Refer to Note 3 to the unaudited condensed consolidated financial statements for an update to the accounting policy for revenue recognition as a result of the adoption of 2014-09, Revenue with Contracts from Customers, on January 1, 2018.
Effective December 31, 2017, the Company changed the method it uses to estimate the service and interest cost components of net periodic benefit cost for pension and other post-retirement benefits for a majority of its U.S. and foreign plans. Historically, the service and interest cost components for these plans were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to utilize a spot rate approach, which discounts the individual plan specific expected cash flows underlying the service and interest cost using the applicable spot rates derived from a yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Refer to Note 16 to the unaudited condensed consolidated financial statements for additional information.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $14.9 million or 4.6% and $1.1 million or 3.3%, respectively, for the three months ended March 31, 2018.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2018, we had open foreign currency forward contracts with a U.S. dollar notional value of $63.5 million. A hypothetical 10% increase in March 31, 2018 forward exchange rates would result in a $6.4 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments, these financial instruments are reported at carrying values that approximate fair values.
At March 31, 2018, we had $183.7 million of fixed rate debt which matures at various dates through 2031. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $13.8 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At March 31, 2018, we had $285.6 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could impact our future earnings under our current capital structure.

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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,453 cumulative trauma lawsuits comprised of 2,311 claims at March 31, 2018. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma or coal worker’s pneumoconiosis. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. A reserve has been established with respect to cumulative trauma product liability claims currently asserted and estimated incurred but not reported (“IBNR”) cumulative trauma product liability claims. Because our cumulative trauma product liability risk is subject to inherent uncertainties, including unfavorable trial rulings or developments, an increase in newly filed claims, or more aggressive settlement demands, and since MSA LLC is largely self-insured, there can be no certainty that MSA LLC may not ultimately incur losses in excess of presently recorded liabilities. These losses could have a material adverse effect on our business, operating results, financial condition and liquidity. We will adjust the reserve relating to cumulative trauma product liability claims from time to time based on whether the actual numbers, types and settlement values of claims asserted differ from current projections and estimates or there are significant changes in the facts underlying the assumptions used in establishing the reserve. These adjustments may be material and could materially impact future periods in which the reserve is adjusted.
In the normal course of business, MSA LLC makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $131.4 million at March 31, 2018. As described in greater detail in Note 19 of the unaudited condensed consolidated financial statements, MSA LLC is currently involved in insurance coverage litigation regarding the rights and obligations under numerous insurance policies, and for the payment of amounts recorded as insurance receivables. Various factors could affect the timing and amount of recovery of insurance receivables, including: the outcome of coverage litigation, the outcome of negotiations with insurers and the extent to which insurers may become insolvent in the future. Failure to recover amounts due from MSA LLC’s insurance carriers would result in MSA LLC being unable to recover amounts already paid to resolve claims (and recorded as insurance receivables) and could have a material adverse effect on our business, operating results, financial condition and liquidity.
Even if the remaining insurance coverage litigation is generally successful, the estimated amount of MSA LLC's potential insurance coverage applicable to cumulative trauma product liability claims is insufficient to cover the amounts reserved for such claims at March 31, 2018. Going forward, most of MSA LLC's cumulative trauma product liability costs will be expensed without the expectation of insurance reimbursement. MSA LLC expects to obtain some limited insurance reimbursement from negotiated coverage-in-place agreements (although that coverage may not be immediately triggered or accessible) or from other sources of coverage, but the precise amount of insurance reimbursement that may be available cannot be determined with specificity at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2018	—	$—	—	1,035,821
February 1 - 28, 2018	2,847	80.97	—	1,006,017
March 1 - 31, 2018	4,287	83.25	—	974,473
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

MSA SAFETY INCORPORATED

April 24, 2018	/s/ Kenneth D. Krause
Kenneth D. Krause
Sr. Vice President, Chief Financial Officer and Treasurer Duly Authorized Officer and Principal Financial Officer