Form 10-Q
period 2018-06-30
MSA Safety Inc
filed 2018-07-26
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 23, 2018, 38,435,229 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Net sales	$339,331	$288,775	$665,225	$554,540
Cost of products sold	185,495	155,812	364,050	301,855
Gross profit	153,836	132,963	301,175	252,685

Selling, general and administrative	81,962	74,104	162,213	150,890
Research and development	13,909	11,933	26,456	22,931
Restructuring charges (Note 5)	2,335	967	7,609	13,706
Currency exchange losses, net	815	2,851	2,823	3,431
Other operating expense (Note 19)	8,018	29,610	10,842	29,610
Operating income	46,797	13,498	91,232	32,117

Interest expense	5,181	3,014	9,962	6,605
Other income, net	(1,701)	(1,228)	(4,041)	(2,686)
Total other expense, net	3,480	1,786	5,921	3,919

Income before income taxes	43,317	11,712	85,311	28,198
Provision (benefit) for income taxes (Note 11)	9,896	(902)	19,401	894
Net income	33,421	12,614	65,910	27,304

Net income attributable to noncontrolling interests	(242)	(82)	(360)	(359)

Net income attributable to MSA Safety Incorporated	$33,179	$12,532	$65,550	$26,945

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic	$0.86	$0.33	$1.71	$0.71
Diluted	$0.85	$0.32	$1.69	$0.70
Dividends per common share	$0.38	$0.35	$0.73	$0.68
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income	$33,421	$12,614	$65,910	$27,304
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (Note 7)	(27,880)	14,123	(14,480)	24,867
Pension and post-retirement plan actuarial gains, net of tax (Note 7)	3,059	2,157	5,388	4,141
Reclassification from accumulated other comprehensive (loss) into net income (Note 7)	(774)	—	(774)	—
Total other comprehensive (loss) income, net of tax	(25,595)	16,280	(9,866)	29,008
Comprehensive income	7,826	28,894	56,044	56,312
Comprehensive loss (income) attributable to noncontrolling interests	31	755	(257)	1,104
Comprehensive income attributable to MSA Safety Incorporated	$7,857	$29,649	$55,787	$57,416
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$116,650	$134,244
Trade receivables, less allowance for doubtful accounts of $5,786 and $5,540	239,406	244,198
Inventories (Note 4)	177,256	153,739
Prepaid income taxes	34,023	31,448
Notes receivable, insurance companies (Note 19)	3,494	17,333
Prepaid expenses and other current assets	38,682	41,335
Total current assets	609,511	622,297

Property, plant and equipment, net (Note 6)	148,780	157,014
Prepaid pension cost	88,237	83,060
Deferred tax assets (Note 11)	25,806	25,825
Goodwill (Note 14)	418,384	422,185
Intangible assets (Note 14)	176,600	183,088
Notes receivable, insurance companies, noncurrent (Note 19)	60,340	59,567
Insurance receivable (Note 19) and other noncurrent assets	122,901	131,790
Total assets	$1,650,559	$1,684,826

Liabilities
Notes payable and current portion of long-term debt, net (Note 13)	$26,895	$26,680
Accounts payable	76,331	87,061
Employees’ compensation	34,760	39,377
Insurance and product liability (Note 19)	57,495	59,116
Income taxes payable (Note 11)	12,177	—
Warranty reserve (Note 19) and other current liabilities	75,614	77,045
Total current liabilities	283,272	289,279

Long-term debt, net (Note 13)	403,712	447,832
Pensions and other employee benefits	167,906	170,773
Deferred tax liabilities (Note 11)	8,589	9,341
Product liability (Note 19) and other noncurrent liabilities	148,010	165,023
Total liabilities	$1,011,489	$1,082,248
Commitments and contingencies (Note 19)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 8)	$3,569	$3,569
Common stock, no par value (Note 8)	204,171	194,953
Treasury shares, at cost (Note 8)	(298,623)	(297,834)
Accumulated other comprehensive loss (Note 7)	(181,525)	(171,762)
Retained earnings	906,244	868,675
Total MSA Safety Incorporated shareholders' equity	633,836	597,601
Noncontrolling interests	5,234	4,977
Total shareholders’ equity	639,070	602,578
Total liabilities and shareholders’ equity	$1,650,559	$1,684,826

The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2018	2017
Operating Activities
Net income	$65,910	$27,304
Depreciation and amortization	19,207	17,736
Restructuring charges (Note 5)	—	11,384
Stock-based compensation (Note 12)	7,692	8,233
Pension expense (Note 16)	2,976	3,538
Deferred income tax benefit (Note 11)	(2,626)	(10,725)
Loss on asset dispositions, net	1,148	48
Pension contributions (Note 16)	(2,486)	(2,950)
Currency exchange losses, net	2,823	3,431
Other operating expense (Note 19)	10,842	29,610
Changes in:
Trade receivables	(1,897)	(3,710)
Inventories (Note 4)	(29,257)	(22,280)
Prepaid expenses and other current assets	12,234	22,473
Accounts payable and accrued liabilities	(26,099)	(7,591)
Other noncurrent assets and liabilities	4,915	69,781
Cash Flow From Operating Activities	65,382	146,282
Investing Activities
Capital expenditures	(8,812)	(6,127)
Property disposals	3,059	677
Cash Flow Used in Investing Activities	(5,753)	(5,450)
Financing Activities
Proceeds from short-term debt, net	215	160
Proceeds from long-term debt (Note 13)	248,500	182,500
Payments on long-term debt (Note 13)	(291,000)	(307,300)
Cash dividends paid	(27,981)	(25,824)
Company stock purchases (Note 8)	(3,835)	(4,784)
Exercise of stock options (Note 8)	4,293	12,057
Employee stock purchase plan (Note 8)	280	282
Cash Flow Used in Financing Activities	(69,528)	(142,909)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,130)	3,327
(Decrease) increase in cash, cash equivalents and restricted cash	(18,029)	1,250
Beginning cash, cash equivalents and restricted cash	137,889	114,962
Ending cash, cash equivalents and restricted cash	$119,860	$116,212

Supplemental cash flow information:
Cash and cash equivalents	$116,650	$115,361
Restricted cash included in prepaid expenses and other current assets	3,210	851
Total cash, cash equivalents and restricted cash	$119,860	$116,212
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances March 31, 2017	$897,458	$(216,892)
Net income	12,614	—
Foreign currency translation adjustments	—	14,123
Pension and post-retirement plan adjustments, net of tax of $935	—	2,157
(Income) loss attributable to noncontrolling interests	(82)	837
Common dividends	(13,359)	—
Preferred dividends	(10)	—
Balances June 30, 2017	$896,621	$(199,775)

Balances March 31, 2018	$887,656	$(156,203)
Net income	33,421	—
Foreign currency translation adjustments	—	(27,880)
Pension and post-retirement plan adjustments, net of tax of $614	—	3,059
Reclassification from accumulated other comprehensive (loss) into earnings	—	(774)
(Income) loss attributable to noncontrolling interests	(242)	273
Common dividends	(14,581)	—
Preferred dividends	(10)	—
Balances June 30, 2018	$906,244	$(181,525)

Balances December 31, 2016	$901,415	$(230,246)
Net income	27,304	—
Foreign currency translation adjustments	—	24,867
Pension and post-retirement plan adjustments, net of tax of $2,043	—	4,141
(Income) loss attributable to noncontrolling interests	(359)	1,463
Common dividends	(25,804)	—
Preferred dividends	(20)	—
Cumulative effect of the adoption of ASU 2016-16 (Note 2)	(5,915)	—
Balances June 30, 2017	$896,621	$(199,775)

Balances December 31, 2017	$868,675	$(171,762)
Net income	65,910	—
Foreign currency translation adjustments	—	(14,480)
Pension and post-retirement plan adjustments, net of tax of $1,682	—	5,388
Reclassification from accumulated other comprehensive (loss) into earnings	—	(774)
(Income) loss attributable to noncontrolling interests	(360)	103
Common dividends	(27,961)	—
Preferred dividends	(20)	—
Balances June 30, 2018	$906,244	$(181,525)
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
Note 2—Recently Adopted and Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue with Contracts from Customers. This ASU establishes a single revenue recognition model for all contracts with customers based on recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, eliminates industry specific requirements and expands disclosure requirements. We adopted ASU 2014-09 using the modified retrospective method as of January 1, 2018. The majority of our revenue transactions consist of a single performance obligation to transfer promised goods or services. The adoption of this new standard did not impact the Company's consolidated statement of income or balance sheet and there was no cumulative effect of initially applying the standard to the opening balance of retained earnings. See Note 3—Significant Accounting Policies Update for further information on our updated revenue recognition policy.
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
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to record a right of use asset and a liability for virtually all leases. This ASU will be effective beginning January 1, 2019. The Company has developed a transition plan and continues to evaluate the impact that the adoption of this ASU will have on the consolidated financial statements. During 2017, we conducted a survey to identify all leases across the organization and are currently working to obtain all lease contracts to accumulate the necessary information for adoption. We have identified that a majority of our leases fall into one of three categories: office equipment, real estate and vehicles. We identified that most office equipment and vehicle leases utilize standard master leasing contracts that have similar terms. During the first six months of 2018, we selected a service provider to help us inventory and account for our leases and began gathering data necessary to prepare the transition accounting. Total assets and total liabilities will increase significantly in the period the ASU is adopted. At June 30, 2018, the Company's undiscounted future minimum rent commitments under noncancellable operating leases were approximately $39.4 million. We are still evaluating whether we will elect the practical expedients allowed in the standard.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for many aspects associated with share-based payment accounting, including income taxes and the use of forfeiture rates. This ASU was adopted on January 1, 2017. The provisions of this ASU which impacted us included a requirement that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized as a component of income tax expense rather than as a component of shareholders’ equity. The Company expects this to create volatility in its effective tax rate on a go-forward basis as the impact is treated as a discrete item within our quarterly tax provision. The extent of excess tax benefits/deficiencies is subject to variation in our stock price and timing/extent of stock-based compensation share vestings and employee stock option exercises. This ASU also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted earnings per share and no longer requires a presentation of excess tax benefits and deficiencies related to the vesting and exercise of share-based compensation as both an operating outflow and financing inflow on the statement of cash flows. We have applied all of these changes on a prospective basis and therefore, prior years were not adjusted. Additionally, this ASU allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. We elected to maintain our current forfeitures policy and will continue to include an estimate of those forfeitures when recognizing stock-based compensation expense. This ASU also requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as a financing activity (eliminating previous diversity in practice). Application of this ASU resulted in an additional discrete tax benefit of approximately $1.9 million and $6.8 million during the six months ended June 30, 2018 and 2017, respectively.
In June 2016, the FASB issued ASU 2016-13, Allowance for Loan and Lease Losses. This ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as reinsurance and trade receivables. This ASU will be effective beginning in 2020. Based on a review of its portfolio of financial instruments, the Company does not believe the adoption of this ASU will have a material impact on the condensed consolidated financial statements, but does expect the adoption to result in additional disclosures.
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
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU requires that amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this ASU on January 1, 2018 using the retrospective method. The adoption of ASU 2016-18 had an impact on our financial statement presentation within the condensed consolidated statement of cash flows, as amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows and transfers of these amounts between balance sheet line items are no longer presented as an operating, investing or financing cash flow. For the six months ended June 30, 2017, cash flow used in financing activities increased by $0.4 million as a result of the adoption of this ASU. Furthermore, adoption of ASU 2016-18 resulted in additional disclosures.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, to improve the presentation of net periodic pension and net periodic post-retirement benefit cost. This ASU requires companies to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, this ASU requires that companies present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of income from operations, if one is presented. This ASU is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this ASU are to be applied retrospectively for presentation in the condensed consolidated statement of income and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. A practical expedient allows the Company to use the amount disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company adopted ASU 2017-07 on January 1, 2018, using the retrospective method and elected to use the practical expedient. The adoption of this ASU resulted in a $2.2 million and $1.6 million decrease in operating income for the six months ended June 30, 2018 and 2017, respectively. The Company does not capitalize costs in assets so there is no impact from that provision of ASU 2017-07.
In May 2017, the FASB issued ASU 2017-09, Stock Compensation - Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This ASU is effective for periods beginning after December 31, 2017. The Company's adoption of ASU on January 1, 2018, did not have a material effect on our condensed consolidated financial statements.
In January 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives entities the option to reclassify to retained earnings the tax effects resulting from the new tax reform legislation commonly known as the Tax Cuts and Jobs Act ("the Act") related to items in AOCI that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit a company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. The Company has elected not to early adopt this ASU. Further, the Company is currently evaluating how to apply the new guidance and has not determined whether or not it will elect to reclassify stranded amounts, if any. As such, the Company is still evaluating the impact that the adoption of ASU 2018-02 will have on the condensed consolidated financial statements.
Note 3—Significant Accounting Policies Update
Revenue Recognition—We generate revenue primarily from manufacturing and selling a comprehensive line of safety products to protect the health and safety of workers and facility infrastructures around the world in the oil, gas and petrochemical, fire service, construction, utilities and mining industries. Our core safety products include fixed gas and flame detection instruments, breathing apparatus where SCBA is the principal product, portable gas detection instruments, industrial head protection products, firefighter helmets & protective apparel and fall protection devices. Our customers generally fall into two categories: distributors and industrial or military end-users. In our Americas segment, approximately 75% to 85% of our sales are made through distributors. In our International segment, approximately 55% to 65% of our sales are made through distributors. The underlying principles of revenue recognition are identical for both categories of customers and revenue is generally recognized at a point in time as described below.

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method. Revenue from the sale of products is recognized when there is persuasive evidence of an arrangement and control passes to the customer, which generally occurs either when product is shipped to the customer or, in the case of most U.S. distributor customers, when product is delivered to the distributor's delivery site. We establish our shipping terms according to local practice and market characteristics. We do not ship product unless we have an order or other documentation authorizing shipment to our customers. Our payment terms vary by the type and location of our customer and the products offered. The term between invoicing and when payment is due is not significant.

Refer to Note 9—Segment Information for disaggregation of revenue by segment and product group, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Amounts billed and due from our customers are classified as receivables on the consolidated balance sheet. We make appropriate provisions for uncollectible accounts receivable which have historically been insignificant in relation to our net sales. Certain contracts with customers, primarily distributor customers, have an element of variable consideration that is estimated when revenue is recognized under the contract to the extent that it is material to the individual contract. Variable consideration includes volume incentive rebates, performance guarantees, price concessions and returns. Rebates are based on achieving a certain level of purchases and other performance criteria that are documented in established distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned by the customer. The rebate accrual is reviewed monthly and adjustments are made as the estimate of projected sales changes. Product returns, including an adjustment for restocking fees if it is material, are estimated based on historical return experience and revenue is adjusted. Sales, value add and other taxes collected with revenue-producing activities and remitted to governmental authorities are excluded from revenue.

Depending on the terms of the arrangement, we may defer revenue for which we have a future obligation, including training and extended warranty and technical services, until such time that the obligation has been satisfied. We use an observable price, or a cost plus margin approach when one is not available, to determine the stand-alone selling price for separate performance obligations. We have elected to recognize the cost for freight and shipping as an expense when control of the product has passed to the customer. These costs are included within the Cost of Products Sold line on the Condensed Consolidated Statement of Income.

We typically receive interim milestone payments under certain contracts, including our fixed gas and flame detection projects, as work progresses. For some of these contracts, we may be entitled to receive an advance payment. Revenue for these contracts is generally recognized as control passes to the customer, which is a point in time upon shipment of the product, and if applicable, acceptance by the customer. We recognize a liability for these advance payments in excess of revenue recognized and present it as contract liabilities on the condensed consolidated balance sheet. The advance payment is typically not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. In some cases, the customer retains a small portion of the contract price, typically 10%, until completion of the contract, which we present as contract assets on the condensed consolidated balance sheet. Accordingly, during the period of contract performance, billings and costs are accumulated on the condensed consolidated balance sheet as contract assets or contract liabilities, but no income is recognized until completion of the project and control has passed to the customer. As of June 30, 2018, there were no material contract assets or contract liabilities recorded on the Condensed Consolidated Balance Sheet.

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

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses in our Condensed Consolidated Statement of Income.

Note 4—Inventories
The following table sets forth the components of inventory:

(In thousands)	June 30, 2018	December 31, 2017
Finished products	$79,059	$66,064
Work in process	7,542	10,141
Raw materials and supplies	130,509	117,388
Inventories at current cost	217,110	193,593
Less: LIFO valuation	(39,854)	(39,854)
Total inventories	$177,256	$153,739
Note 5—Restructuring Charges
During the three and six months ended June 30, 2018, we recorded restructuring charges, net of adjustments, of $2.3 million and $7.6 million, respectively. Americas segment restructuring charges of $0.6 million during the six months ended June 30, 2018, were related to severance costs for staff reductions in our Latin America Region. International segment restructuring charges of $3.5 million during the six months ended June 30, 2018, were primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe. Corporate segment restructuring charges of $3.5 million during the six months ended June 30, 2018, related primarily to our ongoing review of the Company's legal structure to evaluate potential realignments to better facilitate the execution of our corporate strategy.
During the three and six months ended June 30, 2017, we recorded restructuring charges, net of adjustments, of $1.0 million and $13.7 million, respectively. Americas segment restructuring charges of $12.4 million during the six months ended June 30, 2017, related primarily to a non-cash special termination benefit expense of $11.4 million for a voluntary retirement incentive package ("VRIP") as well as severance from staff reductions in Brazil. All benefits for the VRIP were paid from our over funded North America pension plan. International segment restructuring charges of $1.6 million during the six months ended June 30, 2017, were related to severance costs for staff reductions in Europe, Australia and Africa.
Activity and reserve balances for restructuring charges by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2016	$0.9	$2.8	$0.3	$4.0
Restructuring charges	13.0	4.9	—	17.9
Currency translation and other adjustments	(0.2)	(0.1)	—	(0.3)
Cash payments / utilization	(13.2)	(4.0)	(0.3)	(17.5)
Reserve balances at December 31, 2017	$0.5	$3.6	$—	$4.1
Restructuring charges	0.6	3.5	3.5	7.6
Currency translation and other adjustments	(0.2)	(0.3)	—	(0.5)
Cash payments	(0.6)	(2.0)	(3.5)	(6.1)
Reserve balances at June 30, 2018	$0.3	$4.8	$—	$5.1

Note 6—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment:

(In thousands)	June 30, 2018	December 31, 2017
Land	$3,244	$3,312
Buildings	119,238	119,970
Machinery and equipment	379,740	379,747
Construction in progress	11,675	12,036
Total	513,897	515,065
Less: accumulated depreciation	(365,117)	(358,051)
Net property, plant and equipment	$148,780	$157,014
Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(95,619)	$(116,084)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(131)	(109)	—	—
Recognized net actuarial losses	3,804	3,201	—	—
Tax benefit	(614)	(935)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	3,059	2,157	—	—
Balance at end of period	$(92,560)	$(113,927)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(60,584)	$(100,808)	$971	$(2,590)
Reclassification from accumulated other comprehensive loss into net income	(774)	—	—	—
Foreign currency translation adjustments	(27,607)	14,960	(273)	(837)
Balance at end of period	$(88,965)	$(85,848)	$698	$(3,427)
(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 16—Pensions and Other Post-Retirement Benefits).

	MSA Safety Incorporated		Noncontrolling Interests
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(97,948)	$(118,068)	$—	$—
Amounts reclassified from Accumulated other comprehensive loss:
Amortization of prior service cost	(213)	(218)	—	—
Recognized net actuarial losses	7,283	6,402	—	—
Tax benefit	(1,682)	(2,043)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax	5,388	4,141	—	—
Balance at end of period	$(92,560)	$(113,927)	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(73,814)	$(112,178)	$801	$(1,964)
Reclassification from accumulated other comprehensive loss into net income	(774)	—	—	—
Foreign currency translation adjustments	(14,377)	26,330	(103)	(1,463)
Balance at end of period	$(88,965)	$(85,848)	$698	$(3,427)
(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 16—Pensions and Other Post-Retirement Benefits).
Note 8—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,878 shares held in treasury at June 30, 2018. There were no treasury purchases of preferred stock during the six months ended June 30, 2018 or 2017. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of June 30, 2018.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2017. No new shares have been issued in 2018. There were 38,420,340 and 38,222,928 shares outstanding at June 30, 2018, and December 31, 2017, respectively.
Treasury Shares - On May 12, 2015, the Board of Directors adopted a stock repurchase program replacing the existing program. The program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. No shares were repurchased during the six months ended June 30, 2018 or 2017. We do not have any other share repurchase programs. There were 23,661,051 and 23,858,463 Treasury Shares at June 30, 2018, and December 31, 2017, respectively.
The Company issues Treasury Shares for all share based benefit plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 241,732 and 514,704 Treasury Shares issued for these purposes during the six months ended June 30, 2018 and 2017, respectively.
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
Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended June 30, 2018
Sales to external customers	$215,339	$123,992	$—	$—	$339,331
Intercompany sales	36,445	84,514	—	(120,959)	—
Operating income					46,797
Restructuring charges (Note 5)					2,335
Currency exchange losses, net					815
Other operating expense (Note 19)					8,018
Strategic transaction costs (Note 15)					58
Adjusted operating income (loss)	49,838	15,853	(7,668)	—	58,023
Adjusted operating margin %	23.1%	12.8%
Six Months Ended June 30, 2018
Sales to external customers	$424,468	$240,757	$—	$—	$665,225
Intercompany sales	70,643	166,893		(237,536)	—
Operating income					91,232
Restructuring charges (Note 5)					7,609
Currency exchange losses, net					2,823
Other operating expense (Note 19)					10,842
Strategic transaction costs (Note 15)					152
Adjusted operating income (loss)	99,924	28,631	(15,897)	—	112,658
Adjusted operating margin %	23.5%	11.9%

(In thousands)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended June 30, 2017
Sales to external customers	$174,960	$113,815	$—	$—	$288,775
Intercompany sales	32,264	75,575	—	(107,839)	—
Operating income					13,498
Restructuring charges (Note 5)					967
Currency exchange losses, net					2,851
Other operating expense (Note 19)					29,610
Strategic transaction costs (Note 15)					1,642
Adjusted operating income (loss)	43,573	12,122	(7,127)	—	48,568
Adjusted operating margin %	24.9%	10.7%
Six Months Ended June 30, 2017
Sales to external customers	$341,528	$213,012	$—	$—	$554,540
Intercompany sales	62,453	145,771	—	(208,224)	—
Operating income					32,117
Restructuring charges (Note 5)					13,706
Currency exchange losses, net					3,431
Other operating expense (Note 19)					29,610
Strategic transaction costs (Note 15)					2,979
Adjusted operating income (loss)	79,724	19,918	(17,799)	—	81,843
Adjusted operating margin %	23.3%	9.4%
1Reconciling items consist primarily of intercompany eliminations and items not directly attributable to reporting segments.
Total sales by product group was as follows:

Three Months Ended June 30, 2018	Americas		International		Consolidated
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$46,678	22%	$28,605	23%	$75,283	22%
Fixed Gas & Flame Detection	33,128	15%	30,471	25%	63,599	19%
Firefighter Helmets & Protective Apparel	37,779	18%	8,897	7%	46,676	14%
Portable Gas Detection	27,137	13%	14,170	11%	41,307	12%
Industrial Head Protection	31,151	14%	8,488	7%	39,639	12%
Fall Protection	15,094	7%	10,958	9%	26,052	8%
Other	24,372	11%	22,403	18%	46,775	13%
Total	$215,339	100%	$123,992	100%	$339,331	100%

Six Months Ended June 30, 2018	Americas		International		Consolidated
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$96,012	23%	$53,889	22%	$149,901	23%
Fixed Gas & Flame Detection	65,654	15%	58,876	24%	124,530	19%
Firefighter Helmets & Protective Apparel	72,533	17%	18,626	8%	91,159	14%
Portable Gas Detection	55,899	13%	27,635	11%	83,534	13%
Industrial Head Protection	58,992	14%	15,602	6%	74,594	11%
Fall Protection	29,203	7%	22,554	9%	51,757	8%
Other	46,175	11%	43,575	20%	89,750	12%
Total	$424,468	100%	$240,757	100%	$665,225	100%

Three Months Ended June 30, 2017	Americas		International		Consolidated
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$45,269	26%	$25,124	22%	$70,393	24%
Fixed Gas & Flame Detection	30,660	18%	29,515	26%	60,175	21%
Firefighter Helmets & Protective Apparel	5,676	3%	8,385	7%	14,061	5%
Portable Gas Detection	24,669	14%	12,346	11%	37,015	13%
Industrial Head Protection	28,205	16%	7,792	7%	35,997	12%
Fall Protection	14,262	8%	11,250	10%	25,512	9%
Other	26,219	15%	19,403	17%	45,622	16%
Total	$174,960	100%	$113,815	100%	$288,775	100%

Six Months Ended June 30, 2017	Americas		International		Consolidated
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$93,959	28%	$44,679	21%	$138,638	25%
Fixed Gas & Flame Detection	58,639	17%	52,317	25%	110,956	20%
Firefighter Helmets & Protective Apparel	11,778	3%	16,688	8%	28,466	5%
Portable Gas Detection	49,683	15%	23,838	11%	73,521	13%
Industrial Head Protection	52,964	16%	13,909	7%	66,873	12%
Fall Protection	25,490	7%	21,965	10%	47,455	9%
Other	49,015	14%	39,616	18%	88,631	16%
Total	$341,528	100%	$213,012	100%	$554,540	100%
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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Net income	$33,179	$12,532	$65,550	$26,945
Preferred stock dividends	(10)	(10)	(20)	(20)
Net income available to common equity	33,169	12,522	65,530	26,925
Dividends and undistributed earnings allocated to participating securities	(31)	(10)	(63)	(26)
Net income available to common shareholders	33,138	12,512	65,467	26,899

Basic weighted-average shares outstanding	38,327	38,065	38,272	37,914
Stock options and other stock compensation	576	715	569	771
Diluted weighted-average shares outstanding	38,903	38,780	38,841	38,685
Antidilutive stock options	—	—	—	—

Earnings per share:
Basic	$0.86	$0.33	$1.71	$0.71
Diluted	$0.85	$0.32	$1.69	$0.70

Note 11—Income Taxes
The Tax Cuts and Jobs Act of 2017 ("the Act"), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system including reducing the U.S. corporate rate to 21% starting in 2018. The Act also creates a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.
On December 22, 2017, SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company calculated its best estimate of the impact of the Act and recorded income tax expense of $19.8 million during the fourth quarter of 2017, the period in which the legislation was enacted. Of this amount, $18.0 million related to the one-time transition tax and the remaining $1.8 million was related to the revaluation of U.S. deferred tax assets and liabilities. In addition, deferred taxes have been recorded on the outside basis differences of non-U.S. subsidiaries in the amount of $7.8 million, fully offset by foreign tax credits. We have made no adjustments to those amounts during the six months ended June 30, 2018. Changes to applicable tax law, regulations or interpretations of the Act may require further adjustments and changes in our estimates. The final determination of the transition tax and the revaluation of U.S. deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Act.
The Company's effective tax rate for the second quarter of 2018 was 22.8% and differs from the U.S. federal statutory rate of 21% primarily due to increased profitability in less favorable tax jurisdictions and higher foreign entity losses in jurisdictions where we cannot take tax benefits, partially offset by a tax benefit of approximately 2.2% related to certain share-based payments related to the application of ASU 2016-09. The Company's effective tax rate for the second quarter of 2017 was a benefit of 7.7%, which differs from the U.S. federal statutory rate of 35% primarily due to a significant tax benefit of approximately 34.4% related to certain share-based payments related to the application of ASU 2016-09 as well as increased profitability in more favorable tax jurisdictions and benefits associated with U.S. tax credits for research and development and the manufacturing deduction.
The Company's effective tax rate for the six months ended June 30, 2018, was 22.7% and differs from the U.S. federal statutory rate of 21% primarily due to increased profitability in less favorable tax jurisdictions and higher foreign entity losses in jurisdictions where we cannot take tax benefits, partially offset by a tax benefit of approximately 2.2% related to certain share-based payments related to the application of ASU 2016-09. The Company's effective tax rate for the six months ended June 30, 2017, was 3.2% which differs from the U.S. federal statutory rate of 35% primarily due to a significant tax benefit of approximately 24.2% related to certain share-based payments related to the application of ASU 2016-09 as well as increased profitability in more favorable tax jurisdictions, reduced foreign entity losses in jurisdictions where we cannot take tax benefits and benefits associated with U.S. tax credits for research and development and the manufacturing deduction.
At June 30, 2018, the Company had a gross liability for unrecognized tax benefits of $14.6 million. The Company has recognized tax benefits associated with these liabilities of $5.2 million at June 30, 2018. The gross liability includes amounts associated with prior period foreign tax exposure.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest related to uncertain tax positions was $2.8 million at June 30, 2018.
Note 12—Stock Plans
The 2016 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2026. Management stock-based compensation includes stock options, restricted stock, restricted stock units and performance stock units. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2027. We issue treasury shares for stock option exercises, and grants of restricted stock and performance stock. Please refer to Note 8—Capital Stock for further information regarding stock compensation share issuance.

Stock compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Stock compensation expense	$2,085	$1,908	$7,692	$8,233
Income tax benefit	507	721	1,869	3,107
Stock compensation expense, net of income tax benefit	$1,578	$1,187	$5,823	$5,126
A summary of stock option activity for the six months ended June 30, 2018, follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2018	955,446	$42.75
Exercised	(118,957)	36.09
Forfeited	(3,358)	44.50
Outstanding at June 30, 2018	833,131	43.72
Exercisable at June 30, 2018	719,299	$43.59
Restricted stock and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock and unit activity for the six months ended June 30, 2018, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	227,161	$57.50
Granted	65,133	85.57
Vested	(81,031)	58.32
Forfeited	(3,555)	57.76
Unvested at June 30, 2018	207,708	$66.89
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

A summary of performance stock unit activity for the six months ended June 30, 2018, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	242,186	$55.06
Granted	62,775	84.79
Performance adjustments	(3,356)	44.61
Vested	(41,660)	40.23
Forfeited	(8,659)	44.53
Unvested at June 30, 2018	251,286	$65.45
The performance adjustments above relate to the final number of shares issued for the 2015 Management Performance Units, which were 93.6% of the target award based on Total Shareholder Return during the three year performance period, and vested in the first quarter of 2018.
Note 13—Long-Term Debt

(In thousands)	June 30, 2018	December 31, 2017
2006 Senior Notes payable through 2021, 5.41%, net of debt issuance costs	$26,667	$26,667
2010 Senior Notes payable through 2021, 4.00%, net of debt issuance costs	80,000	80,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	72,464	74,139
Senior revolving credit facility maturing in 2020, net of debt issuance costs	251,248	293,693
Total	430,379	474,499
Amounts due within one year, net of debt issuance costs	26,667	26,667
Long-term debt, net of debt issuance costs	$403,712	$447,832
Under the 2015 Amended and Restated Credit Agreement associated with our senior revolving credit facility, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) the Prime Rate, (ii) the Federal Funds Open Rate plus one half of one percent (0.5%) or (iii) the Daily Libor Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 3.31% as of June 30, 2018. At June 30, 2018, $316.7 million of the existing $575.0 million senior revolving credit facility was unused, including letters of credit.
On January 22, 2016, the Company entered into a multi-currency note purchase and private shelf agreement, pursuant to which MSA issued notes in an aggregate original principal amount of £54.9 million (approximately $72.5 million at June 30, 2018). The notes are repayable in annual installments of £6.1 million (approximately $8.1 million at June 30, 2018), commencing January 22, 2023, with a final payment of any remaining amount outstanding on January 22, 2031. The interest rate on these notes is fixed at 3.4%. The note purchase agreement requires MSA to comply with specified financial covenants, including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.25 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the note purchase agreement contains negative covenants limiting the ability of MSA and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of MSA's or its subsidiaries' business.
In July 2018, we provided notice of repayment to the holders of our 5.41% 2006 Senior Notes. We expect to repay the balance due by the end of August 2018 using borrowings on our senior revolving credit facility with an average interest rate of 3.31%.
The revolving credit facilities and note purchase agreements require the Company to comply with specified financial covenants. In addition, the credit facilities and the note purchase agreements contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at June 30, 2018.

The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2018, totaling $15.1 million, of which $6.2 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The full amount of the letters of credit remains unused and available at of June 30, 2018. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2018, the Company has $3.2 million of restricted cash in support of these arrangements.
Note 14—Goodwill and Intangible Assets
Changes in goodwill during the six months ended June 30, 2018 are as follows:

(In thousands)	Goodwill
Balance at January 1, 2018	$422,185
Disposals	(525)
Currency translation	(3,276)
Balance at June 30, 2018	$418,384
At June 30, 2018, the Company had goodwill of $273.3 million and $145.1 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization during the six months ended June 30, 2018, are as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2018	$183,088
Amortization expense	(5,307)
Currency translation	(1,181)
Net balance at June 30, 2018	$176,600
At June 30, 2018, the Company had a trade name with an indefinite life totaling $60.0 million related to the acquisition of Globe Holding Company, LLC. Refer to Note 15—Acquisitions for additional information.

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
We finalized the purchase price allocation as of June 30, 2018. The following table summarizes the fair values of the Globe assets acquired and liabilities assumed at the date of acquisition:

(In millions)	July 31, 2017
Current assets (including cash of $58 thousand)	$28.6
Property, plant and equipment and other noncurrent assets	8.3
Trade name	60.0
Distributor relationships	40.2
Acquired technology and other intangible assets	10.5
Goodwill	74.5
Total assets acquired	222.1
Total liabilities assumed	5.7
Net assets acquired	$216.4
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management, based, in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the relief from royalty method for trade name and technology related intangible assets; the excess earnings approach for distributor relationships using distributor inputs and contributory charges; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on Globe pre-acquisition forecasts coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The distributor relationships acquired in the Globe transaction will be amortized over a period of 20 years and the remaining identifiable assets will be amortized over 5 years. The trade name was determined to have an indefinite useful life. We will perform an impairment assessment annually on the trade name, or sooner if there is a triggering event. Additionally, as part of each impairment assessment, we will reassess whether the asset continues to have an indefinite life or whether it should be reassessed with a finite life. Estimated future amortization expense related to the identifiable intangible assets is approximately $2.1 million for the remainder of 2018, $4.1 million in each of the next three years 2019 through 2021 and $3.2 million in 2022. Estimated future depreciation expense related to Globe property, plant and equipment is approximately $0.5 million for the remainder of 2018 and $1.0 million in each of the next four years.
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

Our results for the six months ended June 30, 2018, include strategic transaction costs of $0.2 million, including an insignificant amount of transaction and integration costs related to the acquisition of Globe Holding Company LLC. Our results for the six months ended June 30, 2017, include strategic transaction costs of $3.0 million. These costs are reported in selling, general and administrative expenses.
The operating results of the Globe acquisition have been included in our consolidated financial statements from the acquisition date through June 30, 2018. Our results for the six months ended June 30, 2018, include Globe sales and net income of $60.9 million and $7.4 million, respectively.
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
Pro forma condensed combined financial information (Unaudited)

(In millions, except per share amounts)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net sales	$317	$610
Net income	$19	$39
Basic earnings per share	$0.49	$1.03
Diluted earnings per share	$0.48	$1.00
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

Note 16—Pensions and Other Post-retirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits			Other Benefits
(In thousands)	2018	2017		2018	2017
Three Months Ended June 30,
Service cost	$2,891	$2,721		$83	$106
Interest cost	4,219	4,572		175	237
Expected return on plan assets	(9,096)	(8,738)		—	—
Amortization of prior service cost	(6)	(4)		(125)	(105)
Recognized net actuarial losses	3,453	3,184		351	17
Settlements	27	34		141	—
Net periodic benefit cost (a)	1,488	1,769		625	255

Six Months Ended June 30,
Service cost	$5,782	$5,442		$184	$212
Interest cost	8,438	9,144		396	474
Expected return on plan assets	(18,193)	(17,476)		—	—
Amortization of prior service cost	(11)	(8)		(202)	(210)
Recognized net actuarial losses	6,907	6,368		376	34
Settlement/curtailment loss (credit)	53	68		—	—
Net periodic benefit cost, excluding below	2,976	3,538		754	510
Special termination charge	—	11,384	(b)	—	—
Net periodic benefit cost (a)	2,976	14,922		754	510
(a) Components of net periodic benefit cost other than service cost are included in the line item "Other income, net" in the income statement.
(b) Represents the charge for special termination benefits related to the VRIP which were paid from our over funded North America pension plan and recorded as restructuring charges on the Condensed Consolidated Statement of Income. See further details in Note 5—Restructuring Charges.
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
We made contributions of $2.5 million and $3.0 million to our pension plans during the six months ended June 30, 2018 and 2017, respectively. We expect to make total contributions of approximately $5.0 million to our pension plans in 2018 which are primarily associated with our International segment.

Note 17—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses (gains) in the Condensed Consolidated Statement of Income. The notional amount of open forward contracts was $71.0 million and $124.7 million at June 30, 2018, and December 31, 2017, respectively.
The following table presents the Condensed Consolidated Balance Sheet location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$25	$314
Foreign exchange contracts: other current assets	106	840
The following table presents the Condensed Consolidated Statement of Income location and impact of derivative financial instruments:

		Loss (Gain) Recognized in Income
		Six Months Ended June 30,
(In thousands)	Statement of Income Location	2018	2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses (gains), net	$587	$(5,014)
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
The valuation methodologies we used to measure financial assets and liabilities were limited to the derivative financial instruments described in Note 17—Derivative Financial Instruments. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy.
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $180.8 million at both June 30, 2018, and December 31, 2017. The fair value of this debt was $191.0 million and $200.0 million at June 30, 2018, and December 31, 2017, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 19—Contingencies
Product liability

We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.

Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. MSA LLC estimates its liability for single incident product liability claims based on expected settlement costs for asserted single incident product liability claims, and an estimate of costs for single incident product liability claims incurred but not reported ("IBNR"). The estimate for IBNR claims is based on experience, sales volumes, and other relevant information. The reserve for single incident product liability claims, which includes asserted single incident product liability claims and IBNR single incident product liability claims, was $4.7 million at June 30, 2018, and $5.4 million at December 31, 2017. Single incident product liability expense was $0.9 million during the six months ended June 30, 2018 and $0.2 million during the six months ended June 30, 2017. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. MSA LLC was named as a defendant in 1,470 lawsuits comprised of 2,345 claims as of June 30, 2018. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The products at issue were manufactured many years ago and are not currently offered by MSA LLC.
A summary of cumulative trauma product liability lawsuits and asserted cumulative trauma product liability claims activity follows:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Open lawsuits, beginning of period	1,420	1,794
New lawsuits	189	398
Settled and dismissed lawsuits	(139)	(772)
Open lawsuits, end of period	1,470	1,420

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Asserted claims, beginning of period	2,242	3,023
New claims	258	455
Settled and dismissed claims	(155)	(1,236)
Asserted claims, end of period	2,345	2,242
More than half of the open lawsuits at June 30, 2018, have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any time due to changes in circumstances.
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

In August 2017, MSA LLC obtained additional detailed information about a significant number of claims that were then pending against it, including the nature and extent of the alleged injuries, product identification and other factors. MSA LLC subsequently agreed to resolve a substantial number of these claims for $75.2 million, a portion of which was insured. Amounts in excess of estimated insurance recoveries were reflected within Other operating expense in the Consolidated Statement of Income. MSA LLC paid a total of $25.2 million during 2017 and $14.3 million during the six months ended June 30, 2018, related to these settlements. MSA LLC expects to pay $7.1 million ratably over the next five quarters ending in the third quarter of 2019. As a result of these developments, the cumulative trauma product liability reserve covers all cumulative trauma product liability claims that have been asserted against MSA LLC, both those that have been settled but not yet paid and an estimated amount for asserted cumulated trauma product liability claims not yet resolved.

In the fourth quarter of 2017, MSA LLC, in consultation with an outside valuation consultant and outside legal counsel, performed a review for IBNR cumulative trauma product liability claims. Based on that review process, which concluded in early 2018, it was determined that a reasonable estimate for the liability of MSA LLC's IBNR claims was $111.1 million. Accordingly, the cumulative trauma product liability reserve was increased by $111.1 million at December 31, 2017, for estimated IBNR cumulative trauma product liability claims and the balance is $107.8 million at June 30, 2018. This estimated amount is not discounted to present value. This amount represents estimated liability relating to asbestos, silica and coal dust claims projected to be asserted through 2060.

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
The total cumulative trauma product liability reserve was $162.3 million at June 30, 2018, of which $54.5 million related to asserted cumulative trauma product liability claims ($39.0 million for claims settled and related defense costs not yet paid and $15.5 million for the estimated value of claims asserted but not yet resolved) and $107.8 million related to estimated IBNR cumulative trauma product liability claims. The total cumulative trauma product liability reserve was $181.1 million at December 31, 2017, of which $70.0 million related to asserted cumulative trauma product liability claims ($54.5 million for claims settled but not yet paid and $15.5 million for the estimated value of claims asserted but not yet resolved) and $111.1 million related to estimated IBNR cumulative trauma product liability claims. The majority of the reserve relating to claims settled but not yet paid for both periods relates to the August 2017 settlement of certain coal dust claims described above. The amount included in the reserve for IBNR cumulative trauma product liability claims represents the estimated value of such claims if the most likely potential outcome with respect to each of the assumptions described above is applied. The reserve does not include amounts which will be spent to defend the claims covered by the reserve. Defense costs are recognized in the Condensed Consolidated Statement of Income as incurred. At June 30, 2018, $47.4 million of the cumulative trauma product liability reserve for asserted cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the Condensed Consolidated Balance Sheet and the remainder, $7.1 million, is recorded in the Other noncurrent liabilities line. At December 31, 2017, $48.6 million of the reserve for asserted cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the Condensed Consolidated Balance Sheet and the remainder, $21.4 million, is recorded in the Other noncurrent liabilities line. All of the reserve for IBNR claims as of both June 30, 2018, and December 31, 2017, is recorded in the Other noncurrent liabilities line.
Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities. The reserve for liabilities relating to cumulative trauma product liability claims may be adjusted from time to time based on whether the actual number, types, and settlement value of claims differs from current projections and estimates and other developing facts and circumstances. These adjustments may reflect changes in estimates for asserted cumulative trauma product liability claims not yet resolved and/or IBNR cumulative trauma product liability claims. These adjustments may be material and could materially impact our consolidated financial statements in future periods.
Insurance Receivable and Notes Receivable, Insurance Companies
MSA LLC purchased insurance policies for the policy years from 1952-1986 from over 20 different insurance carriers that, subject to some common contract exclusions, provide coverage for cumulative trauma product liability losses and, in many instances, related defense costs (the "Occurrence-Based Policies"). MSA LLC’s insurance policies have significant per claim retentions and applicable exclusions for claims after April 1986.

In the normal course of business, MSA LLC makes payments to settle product liability claims and for related defense costs and records receivables for the estimated amounts that are covered by insurance. Since MSA LLC is now largely self-insured for cumulative trauma claims, additional amounts recorded as insurance receivables will be limited and based on calculating the amounts to be reimbursed pursuant to negotiated Coverage-in-Place Agreements (as defined below). Various factors could affect the timing and amount of recovery of the insurance receivable, including assumptions regarding claims composition (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Arrangements) and the extent to which the issuing insurers may become insolvent in the future.
Insurance receivables at June 30, 2018, totaled $125.7 million, of which, $10.6 million is reported in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and $115.1 million is reported in Insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2017, totaled $134.7 million, of which $11.6 million was reported in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and $123.1 million was reported in Insurance receivable and other noncurrent assets.
A summary of Insurance receivable balances and activity related to cumulative trauma product liability losses follows:

(In millions)	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance beginning of period	$134.7	$159.9
Additions	1.0	94.6
Collections, settlements converted to notes receivable and other adjustments	(10.0)	(119.8)
Balance end of period	$125.7	$134.7
Additions to insurance receivables in the above table represent insured cumulative trauma product liability losses and related defense costs which we believe are covered by the Occurrence-Based Policies or applicable Coverage-in-Place Agreements. Collections of the receivable primarily occur upon settlement of the coverage litigation, per the terms of the negotiated agreements with the insurance companies, either in a lump sum, in installments over time, or to reimburse a portion of future expense once incurred (i.e. pursuant to a Coverage-in-Place Agreement). Collections and settlements primarily represent agreements with insurance companies to pay amounts due that are applicable to cumulative trauma claims. When there are contingencies embedded in these agreements, we apply payments to the undiscounted receivable in the period when the contingency is met.
In some cases, payment streams due pursuant to negotiated settlement agreements are converted to formal notes receivable from insurance companies. The notes receivable are recorded as a transfer from the Insurance receivable balance to the Notes receivable, insurance companies (current and noncurrent) in the Condensed Consolidated Balance Sheet. In cases where the payment stream covers multiple years and there are no contingencies, the present value of the payments is recorded as a transfer from the insurance receivable balance to the Notes receivable, insurance companies (current and long-term) in the Condensed Consolidated Balance Sheet. Provided the remaining insurance receivable is recoverable through the insurance carriers, no gain or loss is recognized at the time of transfer from Insurance receivable to Notes receivable, insurance companies.
Notes receivable from insurance companies at June 30, 2018, totaled $63.8 million, of which $3.5 million is reported in Notes receivable, insurance companies, current on the Condensed Consolidated Balance Sheet and $60.3 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2017, totaled $76.9 million, of which $17.3 million was reported in Notes receivable, insurance companies, current on the Condensed Consolidated Balance Sheet and $59.6 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of Notes receivable, insurance companies balances is as follows:

(In millions)	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance beginning of period	$76.9	$67.3
Additions	0.8	35.1
Collections	(13.9)	(25.5)
Balance end of period	$63.8	$76.9

The collectibility of MSA LLC's insurance receivables and notes receivable is regularly evaluated and we believe that the amounts recorded are probable of collection. The determination that the recorded insurance receivables are probable of collection is based on analysis of the terms of the underlying insurance policies, experience in successfully recovering cumulative trauma product liability claims from MSA LLC's insurers under other policies during coverage litigation, the financial ability of the insurance carriers to pay the claims, understanding and interpretation of the relevant facts and applicable law and the advice of MSA LLC's outside legal counsel. We believe that successful resolution of insurance litigation with substantially all of our insurance carriers over the years, most recently in July 2018 with North River, as well as the October 2016 trial verdict, which resulted in a favorable outcome, demonstrate that MSA LLC has strong legal positions concerning its rights to coverage. The trial verdict is described below. Approximately $51.0 million of the $125.7 million insurance receivable balance at June 30, 2018, is attributable to coverage in place agreements or negotiated installment payments.
Total cumulative trauma liability losses were $11.8 million for the six months ended June 30, 2018, primarily related to the defense of cumulative trauma product liability claims. Total cumulative trauma liability losses were $97.6 million for the six months ended June 30, 2017, primarily related to the defense and settlement of cumulative trauma product liability claims. Uninsured cumulative trauma product liability losses, which were included in Other operating expense on the Condensed Consolidated Statement of Income, were $10.8 million for the six months ended June 30, 2018 and $29.6 million for the six months ended June 30, 2017.
Insurance Litigation
For more than a decade, MSA LLC has been involved in coverage litigation with many of its insurance carriers that issued Occurrence-Based Policies. MSA LLC has reached resolution with the majority of its insurance carriers through negotiated settlements regarding these policies.
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
In the fourth quarter of 2016, a Pennsylvania state court jury found that North River breached the three insurance policies at issue in the case. As a result of the jury's findings, the court entered a verdict in favor of MSA LLC and against North River for $10.9 million, the full amount of the contractual damages at issue in the case. In December 2016 and January 2017, the Pennsylvania state court heard evidence regarding the statutory bad faith claim. In the first and second quarters of 2017, the Court of Common Pleas of Allegheny County awarded MSA LLC an additional $48.9 million in damages related to this statutory bad faith claim.
In the first quarter of 2017, MSA LLC received payments of approximately $80.9 million (the "Payment") pursuant to insurance policies issued by North River. The Payment reflects amounts previously invoiced to North River for reimbursement on cumulative trauma product liability claims and therefore was recorded as a reduction to the insurance receivable.
In July 2018, MSA LLC resolved through a negotiated settlement its remaining coverage litigation with North River. As part of this settlement, MSA LLC dismissed all claims and appeals against North River in each of the pending coverage actions. This represents a settlement with MSA LLC’s last major Occurrence-Based insurance carrier. We anticipate payment under the settlement to be received in the third quarter of 2018. The payment is expected to be accounted for as a reduction of the insurance receivable balance and will satisfy the portion of the insurance receivable balance that has been subject to litigation. The settlement is not expected to have an impact on our operating results.

Delaware Matter
In July 2010, MSA LLC (as Mine Safety Appliances Company) filed a lawsuit in the Superior Court of the State of Delaware seeking declaratory and other relief concerning the future rights and obligations of MSA LLC and its excess insurance carriers under various insurance policies. Since 2010, from time to time, MSA LLC has resolved its disputes with the vast majority of the carriers once named in this action, including the recent July 2018 settlement with North River mentioned above. The case is on appeal with two remaining defendant insurance carriers.

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
The following table reconciles the changes in the Company's accrued warranty reserve:

(In thousands)	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Beginning warranty reserve	$14,753	$11,821
Warranty payments	(315)	(550)
Warranty claims	1,217	2,116
Provision for product warranties	(392)	1,366
Ending warranty reserve	$15,263	$14,753
Warranty expense for the six months ended June 30, 2018 and 2017, was $5.5 million and $3.6 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
BUSINESS OVERVIEW
We are a global leader in the development, manufacture and supply of safety products that protect people and facility infrastructures. Many MSA products integrate a combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life-threatening situations. The Company's comprehensive product line is used by workers around the world in a broad range of markets, including the oil, gas and petrochemical, fire service, construction, utilities, and mining industries. MSA's core products include fixed gas and flame detection systems, breathing apparatus where self-contained breathing apparatus ("SCBA") is the principal product, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of safety solutions for customers in key global markets.
On July 31, 2017, the Company acquired 100% of the common stock of Globe Holding Company, LLC ("Globe") for $215 million in cash plus a working capital adjustment of $1.4 million. Based in Pittsfield, NH, Globe is a leading innovator and provider of firefighter protective clothing and boots. This acquisition aligns with the Company's corporate strategy in that it strengthens our leading position in the North American fire service market. The transaction was funded through borrowings on our unsecured senior revolving credit facility. Refer to Note 15—Acquisitions to the condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
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

PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include fixed gas and flame detection instruments, breathing apparatus where SCBA is the principal product, portable gas detection instruments, industrial head protection products, firefighter helmets & protective apparel, and fall protection devices. These products receive the highest levels of investment and resources as they typically realize higher levels of return on investment than non-core products. Core products comprised approximately 87% and 84% of sales for the six months ended June 30, 2018 and 2017, respectively.
MSA maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and have their roots within the core product value chain. Key non-core products include respirators, eye and face protection, ballistic helmets and gas masks. Ballistic helmet and gas mask sales are the primary sales to our military customers and were approximately $20.8 million and $19.0 million globally during the six months ended June 30, 2018 and 2017, respectively.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in MSA's Annual Report on Form 10-K for the year ended December 31, 2017.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017
Net Sales. Net sales for the three months ended June 30, 2018, were $339.3 million, an increase of $50.5 million, or 17.5%, compared to $288.8 million for the three months ended June 30, 2017. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended June 30,		Dollar Increase	Percent Increase
(In millions)	2018	2017
Consolidated	$339.3	$288.8	$50.5	17.5%
Americas	215.3	175.0	40.3	23.0%
International	124.0	113.8	10.2	9.0%

Net Sales	Three Months Ended June 30, 2018 versus June 30, 2017
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	23.0%	9.0%	17.5%
Less: Currency translation effects	(1.5)%	5.2%	1.2%
Constant currency sales change	24.5%	3.8%	16.3%
Less: Acquisitions	18.5%	—%	11.2%
Organic constant currency change	6.0%	3.8%	5.1%
Note: Organic constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales change is calculated by deducting the percentage impact from acquisitions and currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $215.3 million in the second quarter of 2018, an increase of $40.3 million, or 23%, compared to $175.0 million in the second quarter of 2017 on stronger core sales. During the quarter, constant currency sales in the Americas segment increased 24% compared to the prior year period, driven partially by the acquisition of Globe, which increased sales in the Americas segment by 18% in the second quarter. The 6% organic growth during the quarter was driven by growth in substantially all of our core product groups.
Net sales for the International segment were $124.0 million in the second quarter of 2018, an increase of $10.2 million, or 9%, compared to $113.8 million for the second quarter of 2017. Constant currency sales in the International segment increased 4% during the quarter as we recognized stronger core sales driven by a higher volume of portable instruments, breathing apparatus and head protection sales.

Backlog, which can fluctuate due to seasonality in our business, remains strong headed into the third quarter and is benefiting from large orders secured for breathing apparatus in the fire service market and a continued strong order pace in industrial products.
Gross profit. Gross profit for the second quarter of 2018 was $153.8 million, an increase of $20.8 million, or 16%, compared to $133.0 million for the second quarter of 2017. The ratio of gross profit to net sales was 45.3% in the second quarter of 2018 compared to 46.0% in the same quarter last year. The lower gross profit ratio during the current quarter is primarily attributable to dilution from our Globe acquisition as well as higher raw materials costs and quarter specific indirect costs related to customer experience. These impacts were partially offset by price realization from new product introductions.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $82.0 million during the second quarter of 2018, an increase of $7.9 million or 10.6%, compared to $74.1 million in the second quarter of 2017. The increase is primarily related to increased SG&A expenses related to the Globe acquisition, selling costs to invest in resources to drive revenue growth, bad debt expense related to a customer bankruptcy and health care costs related to unfavorable claims experience during the period. Overall, selling, general and administrative expenses were 24.2% of net sales in the second quarter of 2018, compared to 25.7% of net sales in the second quarter of 2017. Please refer to the Selling, general and administrative expenses table for a reconciliation of the year over year expense change.

Selling, general, and administrative expenses	Three Months Ended June 30, 2018 versus June 30, 2017
(Percent Change)	Consolidated
GAAP reported change	10.6%
Less: Currency translation effects	0.8%
Constant currency change	9.8%
Less: Acquisitions and related strategic transaction costs	1.6%
Organic constant currency change	8.2%
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
Research and development expense. Research and development expense was $13.9 million during the second quarter of 2018, an increase of $2.0 million, or 17%, compared to $11.9 million during the second quarter of 2017. Research and development expense was 4.1% of net sales in both the second quarter of 2018 and 2017. We expect research and development expense to be approximately 4.0% of sales for 2018 as we continue to develop new products for global safety markets.
Restructuring, net of adjustments. During the second quarter of 2018, the Company recorded restructuring charges of $2.3 million, primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe and ongoing review of the Company's legal structure to evaluate potential realignments to better facilitate the execution of our corporate strategy. This compared to restructuring charges of $1.0 million during the second quarter of 2017, primarily related to severance costs for staff reductions associated with our ongoing initiatives to right size our operations in Europe and Africa.
Currency exchange. Currency exchange losses were $0.8 million in the second quarter of 2018, compared to $2.9 million in the second quarter of 2017. Currency exchange losses in both periods were related to foreign currency exposure on unsettled inter-company balances. Refer to Note 17—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Other operating expense. Other operating expense during the second quarter of 2018 was $8.0 million, relates primarily to defense costs for uninsured asserted cumulative trauma product liability claims as well as an adjustment to our estimated insurance receivables to be collected under our Coverage-In-Place agreements as we obtained further information on the claims composition of the settlements reached in August 2017. This compared to $29.6 million in the second quarter of 2017, primarily related to certain asserted cumulative trauma product liability claims which MSA LLC agreed to resolve in August 2017. These charges are related to legacy products designed, manufactured and sold many years ago and are not currently sold by the Company. Please refer to Note 19—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for additional information.

GAAP operating income. Consolidated operating income for the second quarter of 2018 was $46.8 million compared to operating income of $13.5 million in the same period last year. The increase in operating results was primarily driven by higher sales volumes as discussed above as well as lower other operating expenses.
Adjusted operating income. Americas adjusted operating income for the second quarter of 2018 was $49.8 million, an increase of $6.2 million, or 14%, compared to $43.6 million in the prior year quarter. The increase was related to the higher level of sales, partially offset by higher selling, general and administrative expenses and increased investments in research and development.
International adjusted operating income for the second quarter of 2018 was $15.9 million, an increase of $3.8 million, or 31%, compared to $12.1 million in the prior year quarter. The increase in adjusted operating income is primarily attributable to higher sales volumes and improvements associated with our ongoing initiatives to right size our operations in Europe.
Corporate segment adjusted operating loss for the second quarter of 2018 was $7.7 million, an increase of $0.6 million, or 8%, compared to an adjusted operating loss of $7.1 million in the second quarter of 2017 reflecting higher variable compensation expense partially offset by lower legal expenses.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss). Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales.

Adjusted operating income	Three Months Ended June 30, 2018
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$215,339	$123,992	$—	$339,331
GAAP operating income				46,797
Restructuring charges (Note 5)				2,335
Currency exchange losses, net				815
Other operating expense (Note 19)				8,018
Strategic transaction costs (Note 15)				58
Adjusted operating income (loss)	49,838	15,853	(7,668)	58,023
Adjusted operating margin %	23.1%	12.8%

Adjusted operating income	Three Months Ended June 30, 2017
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$174,960	$113,815	—	$288,775
GAAP operating income				13,498
Restructuring and other charges				967
Currency exchange gains, net				2,851
Other operating expense (Note 19)				29,610
Strategic transaction costs (Note 15)				1,642
Adjusted operating income (loss)	43,573	12,122	(7,127)	48,568
Adjusted operating margin %	24.9%	10.7%
Note: Adjusted operating income (loss) is a non-GAAP financial measure used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is reconciled above to the nearest GAAP financial measure, Operating income (loss), and excludes restructuring, currency exchange, other operating expense and strategic transaction costs.
Total other expense, net. Other expense, net, for the second quarter of 2018 was $3.5 million, compared to $1.8 million for the same period in 2017.
Income taxes. The reported effective tax rate for the second quarter of 2018 was 22.8%, which included 2.2% of a tax benefit for certain share-based payments related to the application of ASU 2016-09 as described in Note 2—Recently Adopted and Recently Issued Accounting Standards to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, compared to a benefit of 7.7% for the second quarter of 2017, which included 34.4% of a tax benefit related to share-based payments. The remaining effective tax rate change was primarily due to the decrease in the U.S. federal statutory rate. This decrease was partially offset due to increased profitability in less favorable tax jurisdictions and higher foreign entity losses in jurisdictions where we cannot take tax benefits.

Net income attributable to MSA Safety Incorporated. Net income was $33.2 million for the second quarter of 2018, or $0.85 per diluted share compared to income of $12.5 million, or $0.32 per diluted share, for the same period last year.
Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017
Net Sales. Net sales for the six months ended June 30, 2018, were $665.2 million, an increase of $110.7 million, or 20%, compared to $554.5 million for the six months ended June 30, 2017. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Six Months Ended June 30,		Dollar Increase	Percent Increase
(In millions)	2018	2017
Consolidated	$665.2	$554.5	$110.7	20.0%
Americas	424.5	341.5	83.0	24.3%
International	240.7	213.0	27.7	13.0%

Net Sales	Six Months Ended June 30, 2018 versus June 30, 2017
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	24.3%	13.0%	20.0%
Less: Currency translation effects	(0.6)%	8.2%	2.9%
Constant currency sales change	24.9%	4.8%	17.1%
Less: Acquisitions	17.9%	—%	11.0%
Organic constant currency change	7.0%	4.8%	6.1%
Note: Organic constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales change is calculated by deducting the percentage impact from acquisitions and currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $424.5 million for the six months ended June 30, 2018, an increase of $83.0 million, or 24.3%, compared to $341.5 million for the same period in 2017 on stronger core sales. During the six months ended June 30, 2018, constant currency sales in the Americas segment increased 25% compared to the prior year period, driven partially by the acquisition of Globe, which increased sales in the Americas segment by 18% during the period. The 7% organic growth during the six months ended June 30, 2018, was driven by growth in substantially all of our core product groups.
Net sales for the International segment were $240.7 million for the six months ended June 30, 2018, an increase of $27.7 million, or 13.0%, compared to $213.0 million for the same period in 2017. During the six months ended June 30, 2018, constant currency sales in the International segment increased 5% during the quarter as we recognized stronger core sales driven by growth in substantially all of our core product groups.
Gross profit. Gross profit for the six months ended June 30, 2018, was $301.2 million, an increase of $48.5 million, or 19.2%, compared to $252.7 million for the same period in 2017. The ratio of gross profit to net sales was 45.3% during the six months ended June 30, 2018, compared to 45.6% in the same period last year. The lower gross profit ratio during the current period is primarily attributable to dilution from our Globe acquisition as well as quarter specific indirect costs related to customer experience. These impacts were partially offset by price realization from new product introductions.

Selling, general and administrative expenses. Selling, general and administrative expenses were $162.2 million during the six months ended June 30, 2018, an increase of $11.3 million or 7.5%, compared to $150.9 million during the same period in 2017. The increase is primarily related to increased SG&A expenses related to the Globe acquisition, selling costs to invest in resources to drive revenue growth, bad debt expense related to a customer bankruptcy and health care costs related to unfavorable claims experience during the period. Overall, selling, general and administrative expenses were 24.4% of net sales during the six months ended June 30, 2018, compared to 27.2% of net sales during the same period in 2017, reflecting the continued benefits from our global cost reduction program and our focus on driving profitable growth. Please refer to the Selling, general and administrative expenses table for a reconciliation of the year over year expense change.

Selling, general, and administrative expenses	Six Months Ended June 30, 2018, versus June 30, 2017
(Percent Change)	Consolidated
GAAP reported change	7.5%
Less: Currency translation effects	1.6%
Constant currency change	5.9%
Less: Acquisitions and related strategic transaction costs	1.8%
Organic constant currency change	4.1%
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
Research and development expense. Research and development expense was $26.5 million during the six months ended June 30, 2018, an increase of $3.5 million, or 15.4%, compared to $22.9 million during the same period in 2017. Research and development expense was 4.0% of net sales during the six months ended June 30, 2018, compared to 4.1% of net sales during the same period in 2017. We expect research and development expense to be approximately 4.0% of sales for 2018 as we continue to develop new products for global safety markets.
Restructuring, net of adjustments. During the six months ended June 30, 2018, the Company recorded restructuring charges of $7.6 million, primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe and the ongoing review of the Company's legal structure to evaluate potential realignments to better facilitate the execution of our corporate strategy. This compared to restructuring charges of $13.7 million during the same period in 2017, primarily related to noncash special termination benefit expense of $11.4 million for the voluntary retirement incentive package elected by certain employees in the Americas segment.
Currency exchange. Currency exchange losses were $2.8 million in the six months ended June 30, 2018, compared to $3.4 million during the same period in 2017. Currency exchange losses in both periods were related to foreign currency exposure on unsettled inter-company balances. Refer to Note 17—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Other operating expense. Other operating expense for the six months ended June 30, 2018, was $10.8 million, primarily related to defense costs for uninsured asserted cumulative trauma product liability claims as well as an adjustment to our estimated insurance receivables to be collected under our Coverage-In-Place agreements as we obtained further information on the claims composition of the settlements reached in August 2017. This compared to $29.6 million during the same period in 2017, primarily related to certain asserted cumulative trauma product liability claims which MSA LLC agreed to resolve in August 2017. These charges are related to legacy products designed, manufactured and sold many years ago and are not currently sold by the Company. Please refer to Note 19—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for additional information.
GAAP operating income. Consolidated operating income for the six months ended June 30, 2018, was $91.2 million compared to operating income of $32.1 million in the same period in 2017. The increase in operating results was primarily driven by higher sales volumes as discussed above as well as lower restructuring and other operating expense and our continued focus on controlled spending.

Adjusted operating income. Americas adjusted operating income for the six months ended June 30, 2018, was $99.9 million, an increase of $20.2 million, or 25%, compared to $79.7 million during the same period in 2017. The increase was related to the higher level of sales as well as our continued focus on controlled spending.
International adjusted operating income for the six months ended June 30, 2018, was $28.6 million, an increase of $8.7 million, or 44%, compared to $19.9 million during the same period in 2017. The increase in adjusted operating income is primarily attributable to higher sales volumes and our ongoing initiatives to right size our operations in Europe.
Corporate segment adjusted operating loss for the six months ended June 30, 2018, was $15.9 million, a decrease of $1.9 million, or 11%, compared to an adjusted operating loss of $17.8 million during the same period in 2017, reflecting lower stock compensation and legal expense.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss). Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales.

Adjusted operating income	Six Months Ended June 30, 2018
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$424,468	$240,757	$—	$665,225
GAAP operating income				91,232
Restructuring charges (Note 5)				7,609
Currency exchange losses, net				2,823
Other operating expense (Note 19)				10,842
Strategic transaction costs (Note 15)				152
Adjusted operating income (loss)	99,924	28,631	(15,897)	112,658
Adjusted operating margin %	23.5%	11.9%

Adjusted operating income	Six Months Ended June 30, 2017
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$341,528	$213,012	—	$554,540
GAAP operating income				32,117
Restructuring and other charges				13,706
Currency exchange gains, net				3,431
Other operating expense (Note 19)				29,610
Strategic transaction costs (Note 15)				2,979
Adjusted operating income (loss)	79,724	19,918	(17,799)	81,843
Adjusted operating margin %	23.3%	9.4%
Note: Adjusted operating income (loss) is a non-GAAP financial measure used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is reconciled above to the nearest GAAP financial measure, Operating income (loss), and excludes restructuring, currency exchange, other operating expense and strategic transaction costs.
Total other expense, net. Other expense, net, during the six months ended June 30, 2018, was $5.9 million, compared to $3.9 million during the same period in 2017.
Income taxes. The reported effective tax rate for the six months ended June 30, 2018, was 22.7%, which included 2.2% of a tax benefit for certain share-based payments related to the application of ASU 2016-09 as described in Note 2 to the condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, compared to 3.2% for the same period in 2017, which included 24.2% of a tax benefit related to share-based payments. The remaining effective tax rate change was primarily due to the decrease in the U.S. federal statutory rate. This decrease was partially offset due to increased profitability in less favorable tax jurisdictions and higher foreign entity losses in jurisdictions where we cannot take tax benefits.

On December 22, 2017, SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company calculated its best estimate of the impact of the Act during the fourth quarter of 2017 and we have made no adjustment to those amounts during the six months ended June 30, 2018. Changes to applicable tax law, regulations or interpretations of the Act may require further adjustments and changes in our estimates. The final determination of the transition tax and the revaluation of U.S. deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Act.
Net income attributable to MSA Safety Incorporated. Net income was $65.6 million for the six months ended June 30, 2018, or $1.69 per diluted share compared to income of $26.9 million, or $0.70 per diluted share, for the same period last year.
Non-GAAP Financial Information
We may provide information regarding organic constant currency changes, financial measures excluding the impact of acquisitions and related strategic transaction costs, adjusted operating income, and adjusted operating margin percentage which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net sales, selling, general and administrative expense, operating income, or net income as a measure of operating performance. We believe that the use of these non-GAAP financial measures provide investors with additional useful information and provide a more complete understanding of the underlying results. Because not all companies use identical calculations, these presentations may not be comparable to similarly titled measures from other companies. For more information about these non-GAAP measures and a reconciliation to the nearest U.S. GAAP measure, please refer to the reconciliations referenced above in Management's Discussion & Analysis section and in Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and acquisitions. At June 30, 2018, approximately 42% of our long-term debt is at fixed interest rates with repayment schedules through 2031. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2020. At June 30, 2018, approximately 82% of our borrowings are denominated in US dollars, which limits our exposure to currency exchange rate fluctuations.
At June 30, 2018, we had cash, cash equivalents and restricted cash totaling $119.9 million, which included $97.5 million of cash and cash equivalents held by our foreign subsidiaries. Cash, cash equivalents and restricted cash decreased $18.0 million during the six months ended June 30, 2018, compared to increasing $1.3 million during the same period in 2017. During the six months ended June 30, 2018, we repatriated $54 million of cash from our foreign affiliates and expect to repatriate an additional $21 million - $46 million in the second half of 2018. While cash repatriation allows us to tap into our offshore cash more efficiently, our business continues to generate strong cash flow, and this improvement in cash flow has enabled us to continue to de-lever. In July 2018, we reached a settlement on the disputed portion of our insurance receivable as discussed in Note 19—Contingencies. The settlement ensures collection of the full amount of the insurance receivable that was previously subject to litigation. Payment is expected to be received in the third quarter of 2018. We plan to continue to employ a balanced capital allocation strategy that prioritizes growth investments and also funding our dividend and servicing debt obligations.
Operating activities. Operating activities provided cash of $65.4 million during the six months ended June 30, 2018, compared to providing $146.3 million during the same period in 2017. The decrease in operating cash flows during the period was primarily attributable to lower insurance receivable collections. We paid $7.7 million in product liability settlements, net of collections from insurance companies, in the six months ended June 30, 2018, while we collected $93.5 million from insurance companies, net of product liability settlements paid, in the same period of 2017. Historically, cumulative trauma liability payments were funded with the Company's operating cash flow, pending resolution of disputed insurance coverage. For more than a decade, we have funded product liability settlements from operating cash flow. We continue to make good progress collecting insurance proceeds and establishing cash flow streams for the future. We expect to receive $80 million in the third quarter of 2018 from all previously settled insurance policies. Although cash flows may vary from quarter to quarter, we do not expect there to be a material impact on our capital allocation priorities.
The amount recorded in connection with the cumulative trauma product liability settlements reached in August 2017 totaling $75.2 million as discussed in Note 19—Contingencies to the unaudited condensed consolidated financial statements and remaining asserted cumulative trauma claims did not have a significant cash impact in the six months ended June 30, 2018. The Company made payments of $25.2 million in the third and fourth quarters of 2017 related to these settlements. The Company paid $14.3 million in the second quarter related to these settlements and the balance is expected to be paid ratably over the next five quarters, ending in the third quarter of 2019. At June 30, 2018, $39.0 million of the total $162.3 million reserve relates to settlements and related defense costs. The remaining reserve consists of $107.8 million related to a liability for incurred but not reported ("IBNR") cumulative trauma product liability claims and $15.5 million related primarily to estimated indemnity for all other remaining asserted cumulative trauma product liability claims that are probable and estimable at June 30, 2018. Please refer to Note 19—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for additional information.
Investing activities. Investing activities used cash of $5.8 million during the six months ended June 30, 2018, compared to using $5.5 million during the same period in 2017. Capital expenditures drove cash outflows from investing activities during both periods.
Financing activities. Financing activities used cash of $69.5 million during the six months ended June 30, 2018, compared to using $142.9 million during the same period in 2017. During the six months ended June 30, 2018, we had net payments on long-term debt of $42.5 million as compared to net payments of $124.8 million during the same period in 2017. We paid cash dividends of $28.0 million during the six months ended June 30, 2018, compared to $25.8 million in the same period in 2017.
In July 2018, we provided notice of repayment to the holders of our 5.41% 2006 Senior Notes, which totaled $26.7 million at June 30, 2018. The total amount repaid will include approximately $1.2 million related to a make-whole provision and accrued interest through the date of repayment. This amount will be refined prior to repayment which we expect to occur by the end of August 2018 using borrowings on our senior revolving credit facility with an average interest rate of 3.31%. At June 30, 2018, $316.7 million of the existing $575.0 million senior revolving credit facility was unused, including letters of credit.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at June 30, 2018, resulted in a translation loss of $14.4 million being recorded to the cumulative translation adjustments shareholders' equity account during the six months ended June 30, 2018, compared to a gain of $26.3 million during the same period in 2017. The translation loss during the six months ended June 30, 2018, was primarily related to the strengthening of the U.S. dollar relative to the euro and Mexican peso. The translation gain during the six months ended June 30, 2017, was primarily related to the strengthening of the euro, British pound, and Mexican peso relative to the U.S. dollar.

Inflation in Argentina in the second quarter of 2018 increased at an accelerated rate and effective June 30, 2018, Argentina’s economy is considered highly inflationary. Beginning July 1, 2018, under a highly-inflationary basis of accounting, the Company’s monetary assets (such as cash and receivables) and monetary liabilities (such as payables and accruals) at its operations in Argentina will be remeasured at the end of each reporting period with such entries recorded to the income statement rather than to accumulated other comprehensive loss on the balance sheet. Because the Argentinian peso is subject to fluctuation, such remeasurement would increase the volatility of reported results of operations in future periods. However, the Company has a small presence in Argentina with only one plant in that country, so the impact from the highly-inflationary basis of accounting is not expected to be material.
COMMITMENTS AND CONTINGENCIES
We made contributions of $2.5 million to our pension plans during the six months ended June 30, 2018. We expect to make total contributions of approximately $5.0 million to our pension plans in 2018 which are primarily associated with our International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2018, totaling $15.1 million, of which $6.2 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. No amounts were drawn on these arrangements at June 30, 2018. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2018, the Company has $3.2 million of restricted cash in support of these arrangements.
We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.
Please refer to Note 19—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further discussion on the Company's product liabilities.

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
Refer to Note 3—Significant Accounting Policies Update to the unaudited condensed consolidated financial statements for an update to the accounting policy for revenue recognition as a result of the adoption of 2014-09, Revenue with Contracts from Customers, on January 1, 2018.
Effective December 31, 2017, the Company changed the method it uses to estimate the service and interest cost components of net periodic benefit cost for pension and other post-retirement benefits for a majority of its U.S. and foreign plans. Historically, the service and interest cost components for these plans were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to utilize a spot rate approach, which discounts the individual plan specific expected cash flows underlying the service and interest cost using the applicable spot rates derived from a yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Refer to Note 16—Pensions and Other Post-retirement Benefits to the unaudited condensed consolidated financial statements for additional information.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
Please refer to Note 2— Recently Adopted and Recently Issued Accounting Standards to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates, and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $15.2 million or 4.5% and $1.6 million or 4.9%, respectively, for the three months ended June 30, 2018.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2018, we had open foreign currency forward contracts with a U.S. dollar notional value of $71.0 million. A hypothetical 10% increase in June 30, 2018, forward exchange rates would result in a $7.1 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments, these financial instruments are reported at carrying values that approximate fair values.
At June 30, 2018, we had $179.2 million of fixed rate debt which matures at various dates through 2031. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $12.6 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At June 30, 2018, we had $252.2 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could impact our future earnings under our current capital structure.

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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,470 cumulative trauma lawsuits comprised of 2,345 claims at June 30, 2018. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma or coal worker’s pneumoconiosis. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. A reserve has been established with respect to cumulative trauma product liability claims currently asserted and estimated incurred but not reported (“IBNR”) cumulative trauma product liability claims. Because our cumulative trauma product liability risk is subject to inherent uncertainties, including unfavorable trial rulings or developments, an increase in newly filed claims, or more aggressive settlement demands, and since MSA LLC is largely self-insured, there can be no certainty that MSA LLC may not ultimately incur losses in excess of presently recorded liabilities. These losses could have a material adverse effect on our business, operating results, financial condition and liquidity. We will adjust the reserve relating to cumulative trauma product liability claims from time to time based on whether the actual numbers, types and settlement values of claims asserted differ from current projections and estimates or there are significant changes in the facts underlying the assumptions used in establishing the reserve. These adjustments may be material and could materially impact future periods in which the reserve is adjusted.
In the normal course of business, MSA LLC makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the estimated amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $125.7 million and notes receivables of $63.8 million at June 30, 2018. Since MSA LLC is now largely self-insured for cumulative trauma claims, additional amounts recorded as insurance receivables will be limited and based on calculating the amounts to be reimbursed pursuant to negotiated Coverage-in-Place Agreements. Various factors could affect the timing and amount of recovery of the insurance receivable, including assumptions regarding claims composition (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Arrangements) and the extent to which the issuing insurers may become insolvent in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2018	891	$85.28	—	934,076
May 1 - 31, 2018	8,095	91.56	—	872,206
June 1 - 30, 2018	3,598	95.72	—	841,968
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

MSA SAFETY INCORPORATED

July 26, 2018	/s/ Kenneth D. Krause
Kenneth D. Krause
Sr. Vice President, Chief Financial Officer and Treasurer Duly Authorized Officer and Principal Financial Officer