Form 10-Q
period 2019-06-30
MSA Safety Inc
filed 2019-07-25
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which is registered
Common Stock, $0.00 par value	MSA	New York Stock Exchange
As of July 18, 2019, 38,719,169 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net sales	$349,675	$339,331	$675,713	$665,225
Cost of products sold	188,591	185,495	364,647	364,050
Gross profit	161,084	153,836	311,066	301,175

Selling, general and administrative	84,009	81,962	162,437	162,213
Research and development	14,256	13,909	27,962	26,456
Restructuring charges (Note 4)	3,522	2,335	9,353	7,609
Currency exchange losses, net (Note 6)	1,290	815	18,251	2,823
Product liability expense (Note 18)	3,529	8,018	6,425	10,842
Operating income	54,478	46,797	86,638	91,232

Interest expense	4,470	5,181	6,830	9,962
Other income, net	(3,342)	(1,701)	(5,921)	(4,041)
Total other expense, net	1,128	3,480	909	5,921

Income before income taxes	53,350	43,317	85,729	85,311
Provision for income taxes (Note 10)	13,238	9,896	22,241	19,401
Net income	40,112	33,421	63,488	65,910

Net income attributable to noncontrolling interests	(306)	(242)	(450)	(360)

Net income attributable to MSA Safety Incorporated	$39,806	$33,179	$63,038	$65,550

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic	$1.03	$0.86	$1.63	$1.71
Diluted	$1.01	$0.85	$1.61	$1.69
Dividends per common share	$0.42	$0.38	$0.80	$0.73
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$40,112	$33,421	$63,488	$65,910
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 6)	(385)	(27,880)	(24)	(14,480)
Pension and post-retirement plan actuarial gains, net of tax (Note 6)	1,378	3,059	3,401	5,388
Unrealized gains on available-for-sale securities (Note 6)	27	—	563	—
Reclassification of currency translation from accumulated other comprehensive (loss) into net income (Note 6)	—	(774)	15,359	(774)
Total other comprehensive income (loss), net of tax	1,020	(25,595)	19,299	(9,866)
Comprehensive income	41,132	7,826	82,787	56,044
Comprehensive (income) loss attributable to noncontrolling interests	(169)	31	(456)	(257)
Comprehensive income attributable to MSA Safety Incorporated	$40,963	$7,857	$82,331	$55,787
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$111,511	$140,095
Trade receivables, less allowance for doubtful accounts of $5,545 and $5,369	256,666	245,032
Inventories (Note 3)	187,779	156,602
Investments, short-term (Note 17)	72,461	55,106
Prepaid income taxes	13,751	10,769
Notes receivable, insurance companies (Note 18)	3,616	3,555
Prepaid expenses and other current assets	41,850	45,464
Total current assets	687,634	656,623

Property, plant and equipment, net (Note 5)	158,047	157,940
Operating lease assets, net (Note 14)	50,935	—
Prepaid pension cost	64,987	57,568
Deferred tax assets (Note 10)	30,153	32,522
Goodwill (Note 13)	433,156	413,640
Intangible assets (Note 13)	175,263	169,515
Notes receivable, insurance companies, noncurrent (Note 18)	56,724	56,012
Insurance receivable (Note 18) and other noncurrent assets	56,957	64,192
Total assets	$1,713,856	$1,608,012

Liabilities
Notes payable and current portion of long-term debt, net (Note 12)	$20,127	$20,063
Accounts payable	73,264	78,367
Employees’ compensation	36,171	51,386
Insurance and product liability (Note 18)	23,898	48,688
Income taxes payable (Note 10)	9,815	—
Warranty reserve (Note 18) and other current liabilities	94,242	83,556
Total current liabilities	257,517	282,060

Long-term debt, net (Note 12)	378,380	341,311
Pensions and other employee benefits	168,340	166,101
Noncurrent operating lease liabilities (Note 14)	40,710	—
Deferred tax liabilities (Note 10)	10,986	7,164
Product liability (Note 18) and other noncurrent liabilities	166,776	171,857
Total liabilities	$1,022,709	$968,493
Commitments and contingencies (Note 18)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	218,801	211,806
Treasury shares, at cost (Note 7)	(305,363)	(298,143)
Accumulated other comprehensive loss (Note 6)	(203,406)	(218,927)
Retained earnings	971,453	935,577
Total MSA Safety Incorporated shareholders' equity	685,054	633,882
Noncontrolling interests	6,093	5,637
Total shareholders’ equity	691,147	639,519
Total liabilities and shareholders’ equity	$1,713,856	$1,608,012

The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2019	2018
Operating Activities
Net income	$63,488	$65,910
Depreciation and amortization	18,792	19,207
Stock-based compensation (Note 11)	6,086	7,692
Pension expense (Note 15) and other charges	2,856	2,976
Deferred income tax provision (benefit) (Note 10)	849	(2,626)
Loss on asset dispositions, net	233	1,148
Pension contributions (Note 15)	(3,534)	(2,486)
Currency exchange losses, net	18,251	2,823
Product liability expense (Note 18)	6,425	10,842
Collections on insurance receivables and notes receivable, insurance companies (Note 18)	11,289	20,028
Product liability payments (Note 18)	(34,170)	(27,700)
Changes in:
Trade receivables	(9,189)	(1,897)
Inventories (Note 3)	(25,421)	(29,257)
Prepaid expenses and other current assets	(3,489)	9,509
Accounts payable and accrued liabilities	(13,401)	1,601
Other noncurrent assets and liabilities	(1,520)	(12,388)
Cash Flow From Operating Activities	37,545	65,382
Investing Activities
Capital expenditures	(13,525)	(8,812)
Acquisition, net of cash acquired (Note 19)	(33,196)	—
Purchase of short-term investments (Note 17)	(87,260)	—
Proceeds from maturities of short-term investments (Note 17)	69,958	—
Property disposals	81	3,059
Cash Flow Used in Investing Activities	(63,942)	(5,753)
Financing Activities
Payments on short-term debt, net	64	215
Proceeds from long-term debt (Note 12)	375,000	248,500
Payments on long-term debt (Note 12)	(338,000)	(291,000)
Cash dividends paid	(30,934)	(27,981)
Company stock purchases (Note 7)	(10,967)	(3,835)
Exercise of stock options (Note 7)	3,232	4,293
Employee stock purchase plan (Note 7)	344	280
Cash Flow Used in Financing Activities	(1,261)	(69,528)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(985)	(8,130)
Decrease in cash, cash equivalents and restricted cash	(28,643)	(18,029)
Beginning cash, cash equivalents and restricted cash	140,604	137,889
Ending cash, cash equivalents and restricted cash	$111,961	$119,860

Supplemental cash flow information:
Cash and cash equivalents	$111,511	$116,650
Restricted cash included in prepaid expenses and other current assets	450	3,210
Total cash, cash equivalents and restricted cash	$111,961	$119,860
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests
Balances March 31, 2018	$887,656	$(156,203)	$5,265
Net income	33,421	—	—
Foreign currency translation adjustments	—	(27,880)	—
Pension and post-retirement plan adjustments, net of tax of $614	—	3,059	—
Reclassification from accumulated other comprehensive (loss) into net income	—	(774)	—
Income attributable to noncontrolling interests	(242)	273	(31)
Common dividends	(14,581)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances June 30, 2018	$906,244	$(181,525)	$5,234

Balances March 31, 2019	$947,929	$(204,563)	$5,924
Net income	40,112	—	—
Foreign currency translation adjustments	—	(385)	—
Pension and post-retirement plan adjustments, net of tax of $1,384	—	1,378	—
Unrealized net gains on available-for-sale securities (Note 17)	—	27	—
Income attributable to noncontrolling interests	(306)	137	169
Common dividends	(16,272)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances June 30, 2019	$971,453	$(203,406)	$6,093

Balances December 31, 2017	$868,675	$(171,762)	$4,977
Net income	65,910	—	—
Foreign currency translation adjustments	—	(14,480)	—
Pension and post-retirement plan adjustments, net of tax of $1,682	—	5,388	—
Reclassification from accumulated other comprehensive (loss) into net income	—	(774)	—
Income attributable to noncontrolling interests	(360)	103	257
Common dividends	(27,961)	—	—
Preferred dividends ($0.5625 per share)	(20)	—	—
Balances June 30, 2018	$906,244	$(181,525)	$5,234

Balances December 31, 2018	$935,577	$(218,927)	$5,637
Net income	63,488	—	—
Foreign currency translation adjustments	—	(24)	—
Pension and post-retirement plan adjustments, net of tax of $2,050	—	3,401	—
Unrealized net gains on available-for-sale securities (Note 17)	—	563	—
Reclassification of currency translation from accumulated other comprehensive (loss) into net income (Note 6)	—	15,359	—
Income attributable to noncontrolling interests	(450)	(6)	456
Common dividends	(30,914)	—	—
Preferred dividends ($0.5625 per share)	(20)	—	—
Reclassification due to the adoption of ASU 2018-02 (Note 2)	3,772	(3,772)	—
Balances June 30, 2019	$971,453	$(203,406)	$6,093
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
In June 2016, the FASB issued ASU 2016-13, Allowance for Loan and Lease Losses. This ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as reinsurance and trade/other receivables. This ASU will be effective beginning in 2020. Based on a review of its portfolio of financial instruments, the Company has developed a project plan and is in the process of assessing the impact that this ASU will have on our reserve for trade receivables as recorded in our unaudited Condensed Consolidated Balance Sheet. Additionally, we expect the adoption of this ASU to result in additional disclosures.
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
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. Based on a review of its portfolio of financial instruments, the Company does not believe the adoption of this ASU will have a material impact on the unaudited condensed consolidated financial statements but does expect changes to our disclosures.
In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which improves defined benefit disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years ending after December 15, 2020 and early adoption is permitted.  The amendments in this ASU are required to be applied on a retrospective basis to all periods presented. The Company is still evaluating the impact that the adoption of ASU 2018-14 will have on the unaudited condensed consolidated financial statements, but does expect changes to our disclosures.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which will now allow all cloud computing arrangements classified as service contracts to capitalize certain implementation costs in accordance with ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software, depending on the project stage within which the costs were incurred. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal periods. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period and the amendments can be applied either retrospectively or prospectively. In 2018, the Company adopted this ASU prospectively for all implementation costs incurred related to cloud computing arrangements and the implementation did not have a material impact on our unaudited condensed consolidated financial statements.
Note 3—Inventories
The following table sets forth the components of inventory:

(In thousands)	June 30, 2019	December 31, 2018
Finished products	$82,184	$65,965
Work in process	10,996	6,169
Raw materials and supplies	135,107	124,554
Inventories at current cost	228,287	196,688
Less: LIFO valuation	(40,508)	(40,086)
Total inventories	$187,779	$156,602

Note 4—Restructuring Charges
During the three and six months ended June 30, 2019, we recorded restructuring charges of $3.5 million and $9.4 million, respectively. International segment restructuring charges of $8.9 million during the six months ended June 30, 2019, were primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth and a non-cash settlement charge for the closure of our pension plan in the United Kingdom. Corporate segment restructuring charges of $0.4 million during the six months ended June 30, 2019, were related primarily to the legal and operational realignment of our U.S. and Canadian operations.
During the three and six months ended June 30, 2018, we recorded restructuring charges of $2.3 million and $7.6 million, respectively. Americas segment restructuring charges of $0.6 million during the six months ended June 30, 2018, were related to severance costs for staff reductions in our Latin America Region. International segment restructuring charges of $3.5 million during the six months ended June 30, 2018, were primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe. Corporate segment restructuring charges of $3.5 million during the six months ended June 30, 2018, were related primarily to the legal and operational realignment of our U.S. and Canadian operations.
Activity and reserve balances for restructuring charges by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2017	$0.5	$3.6	$—	$4.1
Restructuring charges	2.3	5.6	5.3	13.2
Currency translation and other adjustments	(0.3)	(0.3)	—	(0.6)
Cash payments	(2.0)	(4.9)	(5.3)	(12.2)
Reserve balances at December 31, 2018	$0.5	$4.0	$—	$4.5
Restructuring charges	0.1	8.9	0.4	9.4
Currency translation and other adjustments	—	(0.4)	—	(0.4)
Cash payments/utilization	(0.2)	(5.6)	(0.4)	(6.2)
Reserve balances at June 30, 2019	$0.4	$6.9	$—	$7.3

Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment:

(In thousands)	June 30, 2019	December 31, 2018
Land	$3,047	$3,188
Buildings	119,819	117,910
Machinery and equipment	393,327	386,690
Construction in progress	28,687	24,044
Total	544,880	531,832
Less: accumulated depreciation	(386,833)	(373,892)
Net property, plant and equipment	$158,047	$157,940

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
We recognized non-cash cumulative translation losses of approximately $15.4 million, during the six months ended June 30, 2019, primarily as a result of the approval of our plan to close our South Africa affiliates. This charge is related to the historical translation of the elements of the financial statements for the business from the functional currency to the U.S. Dollar. The translation impact has been historically recorded as currency translation adjustment (“CTA”), a separate component of accumulated other comprehensive loss within the equity section of the unaudited Condensed Consolidated Balance Sheet and has been reclassified into net income during the six months ended June 30, 2019.
Changes in accumulated other comprehensive loss were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(117,266)	$(95,619)	$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	11	(131)	—	—
Recognized net actuarial losses (Note 15)	2,751	3,804	—	—
Tax benefit	(1,384)	(614)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	1,378	3,059	—	—
Balance at end of period	$(115,888)	$(92,560)	$—	$—
Available-for-sale securities
Balance at beginning of period	(36)	—	—	—
Unrealized gains on available-for-sale securities (Note 17)	27	—	—	—
Balance at end of period	$(9)	$—	$—	$—
Foreign Currency Translation
Balance at beginning of period	(87,261)	(60,584)	639	971
Reclassification from accumulated other comprehensive loss into net income	—	(774)	—	—
Foreign currency translation adjustments	$(248)	$(27,607)	$(137)	$(273)
Balance at end of period	$(87,509)	$(88,965)	$502	$698

	MSA Safety Incorporated			Noncontrolling Interests
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019		2018	2019	2018
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(115,517)		$(97,948)	$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	(94)		(213)	—	—
Recognized net actuarial losses (Note 15)	5,545		7,283	—	—
Tax benefit	(2,050)		(1,682)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	3,401		5,388	—	—
Reclassification to retained earnings due to the adoption of ASU 2018-02 (Note 2)	(3,772)		—	—	—
Balance at end of period	$(115,888)		$(92,560)	$—	$—
Available-for-sale securities
Balance at beginning of period	$(572)		$—	$—	$—
Unrealized gains on available-for-sale securities (Note 17)	563		—	—	—
Balance at end of period	$(9)		$—	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(102,838)		$(73,814)	$496	$801
Reclassification from accumulated other comprehensive loss into net income	15,359	(b)	(774)	—	—
Foreign currency translation adjustments	(30)		(14,377)	6	(103)
Balance at end of period	$(87,509)		$(88,965)	$502	$698

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
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,878 shares held in treasury at June 30, 2019. The Treasury shares at cost line on the unaudited Condensed Consolidated Balance Sheet includes $1.8 million related to preferred stock. There were no treasury purchases of preferred stock during the six months ended June 30, 2019 or 2018. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of June 30, 2019.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2018. No new shares were issued during the six months ended June 30, 2019 or 2018. There were 38,711,509 and 38,526,523 shares outstanding at June 30, 2019, and December 31, 2018, respectively.
Treasury Shares - The Company's share repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the six months ended June 30, 2019, 33,465 shares were repurchased under this program. No shares were repurchased under the program during the six months ended June 30, 2018. We do not have any other share repurchase programs. There were 23,369,882 and 23,554,868 Treasury Shares at June 30, 2019, and December 31, 2018, respectively.
The Company issues Treasury Shares for all share based benefit plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 293,556 and 241,732 Treasury Shares issued for these purposes during the six months ended June 30, 2019 and 2018, respectively.

Common stock activity is summarized as follows:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$213,099	$(300,919)	$200,002	$(297,350)
Stock compensation expense	3,340	—	2,085	—
Restricted and performance stock awards	(232)	232	(399)	399
Stock options exercised	1,372	395	2,246	1,200
Treasury shares purchased	—	(148)	—	(1,162)
Stock consideration in acquisition (Note 19)	921	—	—	—
Employee stock purchase program	301	43	237	43
Share repurchase program	—	(3,347)	—	—
Balance at end of period	$218,801	$(303,744)	$204,171	$(296,870)

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$211,806	$(296,390)	$194,953	$(296,081)
Stock compensation expense	6,086	—	7,692	—
Restricted and performance stock awards	(2,643)	2,643	(1,501)	1,501
Stock options exercised	2,330	902	2,790	1,502
Treasury shares purchased	—	(7,595)	—	(3,835)
Stock consideration in acquisition (Note 19)	921	—	—	—
Employee stock purchase program	301	43	237	43
Share repurchase program	—	(3,347)	—	—
Balance at end of period	$218,801	$(303,744)	$204,171	$(296,870)

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
Reportable segment information is presented in the following table:

(In thousands, except percentage amounts)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended June 30, 2019
Sales to external customers	$231,389	$118,286	$—	$—	$349,675
Intercompany sales	148,776	77,454	—	(226,230)	—
Operating income					54,478
Restructuring charges (Note 4)					3,522
Currency exchange losses, net (Note 6)					1,290
Product liability expense (Note 18)					3,529
Strategic transaction costs (Note 19)					1,529
Adjusted operating income (loss)	57,689	15,072	(8,413)	—	64,348
Adjusted operating margin %	24.9%	12.7%
Depreciation and amortization					9,466
Adjusted EBITDA	63,842	18,288	(8,316)	—	73,814
Adjusted EBITDA %	27.6%	15.5%
Six Months Ended June 30, 2019
Sales to external customers	$445,076	$230,637	$—	$—	$675,713
Intercompany sales	308,038	156,783	—	(464,821)	—
Operating income					86,638
Restructuring charges (Note 4)					9,353
Currency exchange losses, net (Note 6)					18,251
Product liability expense (Note 18)					6,425
Strategic transaction costs (Note 19)					1,985
Adjusted operating income (loss)	112,492	26,112	(15,952)	—	122,652
Adjusted operating margin %	25.3%	11.3%
Depreciation and amortization					18,792
Adjusted EBITDA	124,742	32,459	(15,757)	—	141,444
Adjusted EBITDA %	28.0%	14.1%

(In thousands, except percentage amounts)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended June 30, 2018
Sales to external customers	$215,339	$123,992	$—	$—	$339,331
Intercompany sales	36,445	84,514		(120,959)	—
Operating income					46,797
Restructuring charges (Note 4)					2,335
Currency exchange losses, net (Note 6)					815
Product liability expense (Note 18)					8,018
Strategic transaction costs (Note 19)					58
Adjusted operating income (loss)	49,838	15,853	(7,668)	—	58,023
Adjusted operating margin %	23.1%	12.8%
Depreciation and amortization					9,536
Adjusted EBITDA	55,894	19,233	(7,568)		67,559
Adjusted EBITDA %	26.0%	15.5%
Six Months Ended June 30, 2018
Sales to external customers	$424,468	$240,757	$—	$—	$665,225
Intercompany sales	70,643	166,893	—	(237,536)	—
Operating income					91,232
Restructuring charges (Note 4)					7,609
Currency exchange losses, net (Note 6)					2,823
Product liability expense (Note 18)					10,842
Strategic transaction costs					152
Adjusted operating income (loss)	99,924	28,631	(15,897)	—	112,658
Adjusted operating margin %	23.5%	11.9%
Depreciation and amortization					19,207
Adjusted EBITDA	112,119	35,441	(15,695)		131,865
Adjusted EBITDA %	26.4%	14.7%

1Reconciling items consist primarily of intercompany eliminations and items not directly attributable to reporting segments.

Total sales by product group was as follows:

Three Months Ended June 30, 2019	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$74,907	22%	$50,584	22%	$24,323	21%
Fixed Gas & Flame Detection	70,310	20%	39,118	17%	31,192	26%
Firefighter Helmets & Protective Apparel	48,799	14%	39,091	17%	9,708	8%
Portable Gas Detection	42,343	12%	33,844	13%	8,499	7%
Industrial Head Protection	38,921	11%	25,045	12%	13,876	12%
Fall Protection	31,629	9%	18,720	8%	12,909	11%
Other	42,766	12%	24,987	11%	17,779	15%
Total	$349,675	100%	$231,389	100%	$118,286	100%

Six Months Ended June 30, 2019	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$150,354	22%	$101,489	23%	$48,865	21%
Fixed Gas & Flame Detection	130,709	19%	72,048	16%	58,661	25%
Firefighter Helmets & Protective Apparel	92,376	14%	74,155	17%	18,221	8%
Portable Gas Detection	83,069	12%	55,458	12%	27,611	12%
Industrial Head Protection	74,665	12%	58,258	13%	16,407	7%
Fall Protection	61,756	9%	36,680	8%	25,076	11%
Other	82,784	12%	46,988	11%	35,796	16%
Total	$675,713	100%	$445,076	100%	$230,637	100%

Three Months Ended June 30, 2018	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$75,283	22%	$46,678	22%	$28,605	23%
Fixed Gas & Flame Detection	63,599	19%	33,128	15%	30,471	25%
Firefighter Helmets & Protective Apparel	46,676	14%	37,779	18%	8,897	7%
Portable Gas Detection	41,307	12%	27,137	13%	14,170	11%
Industrial Head Protection	39,639	12%	31,151	14%	8,488	7%
Fall Protection	26,052	8%	15,094	7%	10,958	9%
Other	46,775	13%	24,372	11%	22,403	18%
Total	$339,331	100%	$215,339	100%	$123,992	100%

Six Months Ended June 30, 2018	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$149,901	23%	$96,012	23%	$53,889	22%
Fixed Gas & Flame Detection	124,530	19%	65,654	15%	58,876	24%
Firefighter Helmets & Protective Apparel	91,159	14%	72,533	17%	18,626	8%
Portable Gas Detection	83,534	13%	55,899	13%	27,635	11%
Industrial Head Protection	74,594	11%	58,992	14%	15,602	6%
Fall Protection	51,757	8%	29,203	7%	22,554	9%
Other	89,750	12%	46,175	11%	43,575	20%
Total	$665,225	100%	$424,468	100%	$240,757	100%

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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income	$39,806	$33,179	$63,038	$65,550
Preferred stock dividends	(10)	(10)	(20)	(20)
Net income available to common equity	39,796	33,169	63,018	65,530
Dividends and undistributed earnings allocated to participating securities	(49)	(31)	(71)	(63)
Net income available to common shareholders	39,747	33,138	62,947	65,467

Basic weighted-average shares outstanding	38,663	38,327	38,602	38,272
Stock options and other stock compensation	497	576	522	569
Diluted weighted-average shares outstanding	39,160	38,903	39,124	38,841
Antidilutive stock options	—	—	—	—

Earnings per share:
Basic	$1.03	$0.86	$1.63	$1.71
Diluted	$1.01	$0.85	$1.61	$1.69

Note 10—Income Taxes
The Company's effective tax rate for the second quarter of 2019 was 24.8% and differs from the U.S. federal statutory rate of 21% primarily due to increased profitability in less favorable tax jurisdictions and higher foreign entity losses in jurisdictions where we cannot take tax benefits. The Company's effective tax rate for the second quarter of 2018 was 22.8%, which differs from the U.S. federal statutory rate of 21% primarily due to increased profitability in less favorable tax jurisdictions and higher foreign entity losses in jurisdictions where we cannot take tax benefits, partially offset by a tax benefit of approximately 2.2% related to certain share-based payments related to the application of ASU 2016-09.
The Company's effective tax rate for the six months ended June 30, 2019, was 25.9% and differs from the U.S. federal statutory rate of 21% primarily due to increased profitability in less favorable tax jurisdictions and higher foreign entity losses in jurisdictions where we cannot take tax benefits and non-deductible foreign exchange on entity closures partially offset by certain share-based payments related to the application of ASU 2016-09. The Company's effective tax rate for the six months ended June 30, 2018, was 22.7% which differs from the U.S. federal statutory rate of 21% primarily due to higher profitability in less favorable tax jurisdictions and a charge for Global Intangible Low-Taxed Income (GILTI), partially offset a tax benefit of related to certain share-based payments related to the application of ASU 2016-09.
At June 30, 2019, the Company had a gross liability for unrecognized tax benefits of $13.4 million. The Company has recognized tax benefits associated with these liabilities of $5.2 million at June 30, 2019. The gross liability includes amounts associated with prior period foreign tax exposure.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest related to uncertain tax positions was $1.8 million at June 30, 2019.
Note 11—Stock Plans
The 2016 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2026. Management stock-based compensation includes stock options, restricted stock, restricted stock units and performance stock units. Additionally, 2019 amounts granted include outstanding Sierra Monitor Corporation awards converted into MSA awards after the merger and acquisition. See Note 19 - Acquisitions for more information. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2027. We issue treasury shares for stock option exercises, and grants of restricted stock and performance stock. Please refer to Note 7—Capital Stock for further information regarding stock compensation share issuance.
Stock compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Stock compensation expense	$3,340	$2,085	$6,086	$7,692
Income tax benefit	815	507	1,485	1,869
Stock compensation expense, net of income tax benefit	$2,525	$1,578	$4,601	$5,823

Stock options are granted at market value option prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Stock option expense is based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2019.

2019
Fair value per option	$59.07
Risk-free interest rate	2.3%
Expected dividend yield	1.7%
Expected volatility	31%
Expected life (years)	6.4

The risk-free interest rate is based on the the U.S. Treasury yield curve. Expected dividend yield is based on the most recent annualized dividend divided by the 1 year average closing share price. Expected volatility is based on the historical volatility using daily stock prices. Expected life is based on historical stock option exercise data.

A summary of stock option activity for the six months ended June 30, 2019, follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	735,001	$43.79
Granted (Note 19)	23,285	43.54
Exercised	(87,619)	38.09
Outstanding at June 30, 2019	670,667	44.53
Exercisable at June 30, 2019	657,453	$44.56

Restricted stock and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock and unit activity for the six months ended June 30, 2019, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	205,449	$68.97
Granted	60,760	102.96
Vested	(67,311)	49.31
Forfeited	(3,701)	83.88
Unvested at June 30, 2019	195,197	$87.93

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
A summary of performance stock unit activity for the six months ended June 30, 2019, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	218,886	$68.43
Granted	79,319	100.77
Performance adjustments	76,960	44.24
Vested	(139,478)	44.75
Unvested at June 30, 2019	235,687	$85.14

The performance adjustments above relate primarily to the final number of shares issued for the 2016 Management Performance Units which vested in the first quarter of 2019 at 237.6% of the target award based on cumulative performance against the Operating Margin % and Revenue Growth targets with a payout modifier based upon MSA's Total Shareholder Return during the three year performance period.

Note 12—Long-Term Debt

(In thousands)	June 30, 2019	December 31, 2018
2010 Senior Notes payable through 2021, 4.00%, net of debt issuance costs	$60,000	$60,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	69,619	69,604
Senior revolving credit facility maturing in 2023, net of debt issuance costs	268,761	231,707
Total	398,380	361,311
Amounts due within one year, net of debt issuance costs	20,000	20,000
Long-term debt, net of debt issuance costs	$378,380	$341,311

On September 7, 2018, the Company entered into an Amended and Restated Credit Agreement associated with our senior revolving credit facility which extended the term of the revolving credit facility through September 2023 and increased the capacity to $600.0 million. Under this 2018 Amended and Restated Credit Agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Prime Rate, (ii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iii) the Overnight Bank Funding Rate, plus one half of one percent (0.50%), or (iv) the Daily Libor Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 3.40% as of June 30, 2019. At June 30, 2019, $327.0 million of the existing $600.0 million senior revolving credit facility was unused, including letters of credit.
On January 22, 2016, the Company entered into a multi-currency note purchase and private shelf agreement (the "Notes"), pursuant to which MSA issued notes in an aggregate original principal amount of £54.9 million (approximately $69.8 million at June 30, 2019). The Notes are repayable in annual installments of £6.1 million (approximately $7.8 million at June 30, 2019), commencing January 22, 2023, with a final payment of any remaining amount outstanding on January 22, 2031. The interest rate on these Notes is fixed at 3.4%. On September 7, 2018, the Company entered into an amended and restated agreement associated with these Notes. Under this 2018 Second Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, as amended ("Amended Note Purchase Agreement"), the Company may request from time to time during a three-year period ending September 7, 2021, the issuance of up to $150 million of additional senior notes. There were no amounts borrowed under the Amended Note Purchase Agreement as of June 30, 2019.

On January 4, 2019, the Company entered into an amended and restated agreement associated with the New York Life master note facility dated June 2, 2014.   Under this Amended and Restated Master Note Facility ("Amended Note Facility"), the Company may request from time to time during a three-year period ending January 4, 2022, the issuance of up to $150 million of additional senior promissory notes. There were no amounts borrowed under the Amended Note Facility as of June 30, 2019.
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
The revolving credit facilities require the Company to comply with specified financial covenants. In addition, the credit facilities contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at June 30, 2019.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2019, totaling $9.8 million, of which $3.0 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The full amount of the letters of credit remains unused and available at of June 30, 2019. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2019, the Company has $0.5 million of restricted cash in support of these arrangements.

Note 13—Goodwill and Intangible Assets
Changes in goodwill during the six months ended June 30, 2019 are as follows:

(In thousands)	Goodwill
Balance at January 1, 2019	$413,640
Additions (Note 19)	19,766
Currency translation	(250)
Balance at June 30, 2019	$433,156

At June 30, 2019, the Company had goodwill of $293.0 million and $140.2 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization during the six months ended June 30, 2019, are as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2019	$169,515
Additions (Note 19)	11,000
Amortization expense	(5,281)
Currency translation	29
Net balance at June 30, 2019	$175,263

At June 30, 2019, the above intangible assets balance includes a trade name with an indefinite life totaling $60.0 million.
Note 14—Leases
Effective January 1, 2019, we implemented ASU 2016-02, Leases, which amended authoritative guidance on leases and is codified in ASC Topic 842. The amended guidance requires lessees to recognize most leases on their balance sheets as right-of-use assets along with corresponding lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The FASB's authoritative guidance provides companies with the option to apply this ASU to new and existing leases within the scope of the guidance as of the beginning of the period of adoption. We elected this transition method of applying the new standard and have recognized right-of-use assets and lease liabilities as of January 1, 2019. Prior period amounts were not adjusted and will continue to be reported under the accounting standards in effect for those periods. The adoption of this standard had a material impact on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2019 due to the capitalization of right-of-use assets and lease liabilities associated with our current operating leases in which we are the lessee. Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of approximately $54 million and $54 million, respectively, as of January 1, 2019.
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
At the inception of our contracts we determine if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement. We use our incremental borrowing rate ("IBR") at the recognition date in determining the present value of future payments for leases that do not have a readily determinable implicit rate. Our IBR reflects a fully secured rate based on our credit rating, taking into consideration the repayment timing of the lease and any impacts due to the economic environment in which the lease operates.

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
As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. Our lease payments are largely fixed. Variable lease payments that depend on an index or a rate are included in the lease payments and are measured using the prevailing index or rate at the measurement date, with differences between the calculated lease payment and the actual lease payment being expensed in the period of the change. Other variable lease payments, including utilities, consumption and common area maintenance as well as repairs, maintenance and mileage overages on vehicles, are expensed during the period incurred. Variable lease costs were immaterial for the six months ended June 30, 2019. A majority of our real estate leases include options to extend the lease and options to early terminate the lease. Leases with an early termination option generally involve a termination payment. If we are reasonably certain to exercise an option to extend a lease, the extension period is included as part of the right-of-use asset and the lease liability. Some of our leases contain residual value guarantees. These are guarantees made to the lessor that the value of an underlying asset returned to the lessor at the end of a lease will be at least a specified amount. Our leases do not contain restrictions or covenants that restrict us from incurring other financial obligations. We do not have any significant leases not yet commenced.
For our leases, we have elected to not apply the recognition requirements to leases of less than twelve months. These leases are expensed on a straight-line basis and are not included within the Company's operating lease asset or liability. Lease costs associated with leases of less than twelve months were immaterial for the six months ended June 30, 2019. We did not have any lease transactions with related parties.

	Other Information
	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands, except percentage amounts)	2019	2019
Lease cost:
Operating lease cost recognized as rent expense	$3,299	$6,562
Total lease cost	3,299	6,562

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$3,267	$6,692

Non-cash other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$746	$2,629

		June 30, 2019
Weighted-average remaining lease term (in years):
Operating leases		11

Weighted-average discount rate:
Operating leases		4.32%

At June 30, 2019, future lease payments under operating leases were as follows:

(In thousands)	Operating Leases

Remainder of 2019	$6,207
2020	9,188
2021	7,636
2022	4,825
2023	4,028
After 2023	32,700
Total future minimum operating lease payments	$64,584
Less: Imputed interest	13,748
Present value of operating lease liabilities	50,836
Less: Current portion operating lease liabilities(a)	10,126
Noncurrent operating lease liabilities	$40,710
(a) Included in "Warranty reserve and other current liabilities" on the unaudited Condensed Consolidated Balance Sheet.
Note 15—Pensions and Other Post-retirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits			Other Benefits
(In thousands)	2019		2018	2019	2018
Three Months Ended June 30,
Service cost	$2,736		$2,891	$89	$83
Interest cost	4,721		4,219	249	175
Expected return on plan assets	(9,658)		(9,096)	—	—
Amortization of prior service cost (credit)	112		(6)	(101)	(125)
Recognized net actuarial losses	2,534		3,453	217	351
Settlements	2,363	(b)	27	—	141
Net periodic benefit cost (a)	$2,808		$1,488	$454	$625

Six Months Ended June 30,
Service cost	$5,159		$5,782	$178	$184
Interest cost	9,426		8,438	498	396
Expected return on plan assets	(19,311)		(18,193)	—	—
Amortization of prior service cost (credit)	108		(11)	(202)	(202)
Recognized net actuarial losses	5,111		6,907	434	376
Settlements	2,363	(b)	53	—	—
Net periodic benefit cost(a)	$2,856		$2,976	$908	$754

(a) Components of net periodic benefit cost other than service cost are included in the line item "Other income, net" in the unaudited Condensed Consolidated Statement of Income.
(b) Related to a non-cash charge associated with the closure of our pension plan in the U.K. and included in "Restructuring charges" on the unaudited Condensed Consolidated Statement of Income.
We made contributions of $3.5 million and $2.5 million to our pension plans during the six months ended June 30, 2019 and 2018, respectively. We expect to make total contributions of approximately $7.1 million to our pension plans in 2019 which are primarily associated with our International segment.

Note 16—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the unaudited Condensed Consolidated Statement of Income. The notional amount of open forward contracts was $74.8 million and $72.4 million at June 30, 2019, and December 31, 2018, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheet location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	June 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$212	$12
Foreign exchange contracts: other current assets	—	488

The following table presents the unaudited Condensed Consolidated Statement of Income location and impact of derivative financial instruments:

		Loss Recognized in Income
		Six Months Ended June 30,
(In thousands)	Statement of Income Location	2019	2018
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses, net	$2,407	$587

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
We value our investments in marketable securities, primarily fixed income, at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments are classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $72.1 million and $55.4 million as of June 30, 2019 and December 31, 2018, respectively. The fair value was $72.5 million and $55.1 million as of June 30, 2019 and December 31, 2018, respectively, which was reported in "Investments, short-term" in the accompanying unaudited Condensed Consolidated Balance Sheet. The change in fair value is recorded in other comprehensive income, net of tax. The Company does not intend to sell, nor is it more likely than not that we will be required to sell, these securities prior to recovery of their cost, as such, management believes that any unrealized gains or losses are temporary; therefore, no impairment gains or losses relating to these securities have been recognized.  All investments in marketable securities have maturities of one year or less and are currently in an unrealized loss position as of June 30, 2019.

With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $129.6 million and $130.0 million at June 30, 2019, and December 31, 2018, respectively. The fair value of this debt was $143.9 million and $139.0 million at June 30, 2019, and December 31, 2018, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 18—Contingencies
Product liability

We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. The Company estimates its liability for single incident product liability claims based on expected settlement costs for asserted single incident product liability claims, and an estimate of costs for single incident product liability claims incurred but not reported ("IBNR"). The estimate for IBNR claims is based on experience, sales volumes, and other relevant information. The reserve for single incident product liability claims, which includes asserted single incident product liability claims and IBNR single incident product liability claims, was $4.0 million and $3.6 million at June 30, 2019 and December 31, 2018, respectively. Single incident product liability expense was $0.4 million during the six months ended June 30, 2019 and $0.9 million during the six months ended June 30, 2018. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. One of the Company's affiliates Mine Safety Appliances Company, LLC ("MSA LLC") was named as a defendant in 1,552 lawsuits comprised of 2,450 claims as of June 30, 2019. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The products at issue were manufactured many years ago and are not currently offered by MSA LLC.
A summary of cumulative trauma product liability lawsuits and asserted cumulative trauma product liability claims activity is as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Open lawsuits, beginning of period	1,481	1,420
New lawsuits	133	369
Settled and dismissed lawsuits	(62)	(308)
Open lawsuits, end of period	1,552	1,481

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Asserted claims, beginning of period	2,355	2,242
New claims	233	479
Settled and dismissed claims	(138)	(366)
Asserted claims, end of period	2,450	2,355

More than half of the open lawsuits at June 30, 2019, have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any time due to changes in circumstances.
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

In August 2017, MSA LLC obtained additional detailed information about a significant number of claims that were then pending against it, including the nature and extent of the alleged injuries, product identification and other factors. MSA LLC subsequently agreed to resolve a substantial number of these claims for $75.2 million, a portion of which was insured. Amounts in excess of estimated insurance recoveries were reflected within Product liability expense in the unaudited Condensed Consolidated Statement of Income. MSA LLC paid a total of $28.6 million during 2018 and $21.4 million during the six months ended June 30, 2019, related to these settlements. The payments made during 2019 represent the final payments for these claims.

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
Total cumulative trauma product liability reserve was $158.8 million at June 30, 2019, including $10.0 million for claims settled but not yet paid and related defense costs, and $187.3 million at December 31, 2018, including $24.5 million for claims settled but not yet paid and related defense costs. This reserve includes estimated amounts for asserted claims not yet resolved and IBNR claims. The amount included in the reserve for IBNR cumulative trauma product liability claims represents the estimated value of such claims if the most likely potential outcome with respect to each of the assumptions described above is applied. Those estimated amounts reflect asbestos, silica and coal dust claims expected to be asserted through the year 2069 and are not discounted to present value. The Company revised its estimates of MSA LLC's potential liability for cumulative trauma product liability claims for the year ended December 31, 2018 as a result of its annual review process. The revisions to the Company’s estimates of potential liability for cumulative trauma product liability claims are based on an assessment of trends in the tort system generally and changes in MSA LLC’s claims experience over the past year, including the number of claims asserted, average value of settlements paid to claimants, the number and percentage of claims resolved with payment, the jurisdiction in which claims are asserted, and the counsel asserting such claims. The reserve does not include amounts which will be spent to defend the claims covered by the reserve. Defense costs are recognized in the unaudited Condensed Consolidated Statement of Income as incurred. There was no interim remeasurement of the cumulative trauma product liability reserve as of June 30, 2019.
At June 30, 2019, $12.5 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheet and the remainder, $146.3 million, is recorded in the Product liability and other noncurrent liabilities line. At December 31, 2018, $38.8 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheet and the remainder, $148.5 million, is recorded in the Product liability and other noncurrent liabilities line.
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

Insurance receivables at June 30, 2019, totaled $59.9 million, of which, $9.9 million is reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheet and $50.0 million is reported in Insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2018, totaled $71.7 million, of which $14.8 million was reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheet and $56.9 million was reported in Insurance receivable and other noncurrent assets. The vast majority of the $59.9 million insurance receivable balance at June 30, 2019 is attributable to reimbursement believed to be due under the terms of signed Coverage-In-Place Agreements.
A summary of Insurance receivable balances and activity related to cumulative trauma product liability losses is as follows:

(In millions)	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Balance beginning of period	$71.7	$134.7
Additions	0.8	19.6
Collections, settlements converted to notes receivable and other adjustments	(12.6)	(82.6)
Balance end of period	$59.9	$71.7

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
Notes receivable from insurance companies at June 30, 2019, totaled $60.3 million, of which $3.6 million is reported in Notes receivable, insurance companies, current on the unaudited Condensed Consolidated Balance Sheet and $56.7 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2018, totaled $59.6 million, of which $3.6 million was reported in Notes receivable, insurance companies, current in the unaudited Condensed Consolidated Balance Sheet and $56.0 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of Notes receivable, insurance companies balances is as follows:

(In millions)	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Balance beginning of period	$59.6	$76.9
Additions	0.7	1.7
Collections	—	(19.0)
Balance end of period	$60.3	$59.6

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
Total cumulative trauma liability losses were $7.1 million and $11.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively, primarily related to the defense of cumulative trauma product liability claims. Uninsured cumulative trauma product liability losses, which were included in Product liability expense in the unaudited Condensed Consolidated Statement of Income, were $6.4 million and $10.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively.
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
The following table reconciles the changes in the Company's accrued warranty reserve:

(In thousands)	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Beginning warranty reserve	$14,214	$14,753
Warranty payments	(6,395)	(9,955)
Warranty claims	6,379	10,585
Provision for product warranties	(518)	(1,169)
Ending warranty reserve	$13,680	$14,214
Warranty expense was $5.9 million and $5.5 million for the six months ended June 30, 2019 and 2018, respectively.

Note 19—Acquisitions

Acquisition of Sierra Monitor Corporation
On May 20, 2019, we acquired 100% of the common stock in Sierra Monitor Corporation ("SMC") in an all-cash transaction valued at $33.2 million, net of cash acquired. Additionally, we converted outstanding stock options and restricted stock units into MSA stock options and restricted stock units which resulted in additional goodwill of approximately $0.9 million based on the fair value of the awards identified as transaction consideration.
Based in Milpitas, California, in the heart of Silicon Valley, SMC is a leading provider of fixed gas and flame detection instruments and Industrial Internet of Things solutions that connect and help protect high-value infrastructure assets. The acquisition enables MSA to accelerate its strategy to enhance worker safety and accountability through the use of cloud technology and wireless connectivity; a key focus of the Company's recently established Safety ioTM subsidiary. MSA launched Safety io in 2018, primarily to leverage the capabilities of its portable gas detection portfolio as it relates to cloud connectivity. The transaction was funded through borrowings on our unsecured senior revolving credit facility.
SMC operating results are included in our unaudited condensed consolidated financial statements from the acquisition date as part of the Americas reportable segment. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.
The following table summarizes the fair values of the SMC assets acquired and liabilities assumed at the date of acquisition:

(In millions)	May 20, 2019
Current assets (including cash of $2.1 million)	$10.5
Property, plant and equipment and other noncurrent assets	1.3
Customer relationships	9.6
Acquired technology	1.4
Goodwill	19.8
Total assets acquired	42.6
Total liabilities assumed	6.4
Net assets acquired	$36.2

The amounts in the table above are subject to change upon completion of the valuation of the assets acquired and liabilities assumed. This valuation is expected to be completed by mid-2020.
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management, based, in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the relief from royalty method for technology related intangible assets; the excess earnings approach for customer relationships using customer inputs and contributory charges; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on SMC pre-acquisition forecasts coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships acquired in the SMC transaction will be amortized over a period of 10 years and the technology will be amortized over 5 years. Estimated future amortization expense related to the identifiable intangible assets is approximately $0.6 million for the remainder of 2019, $1.2 million in each of the next four years 2020 through 2023 and $5.3 million thereafter. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $1.6 million which will be amortized over six months.
Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of SMC with our operations. Goodwill of $19.8 million related to the SMC acquisition has been recorded in the Americas reportable segment and is non-deductible for tax purposes.

Our results for the six months ended June 30, 2019, include strategic transaction costs of approximately $2 million, including costs related to the acquisition of SMC. Our results for the six months ended June 30, 2018, include an immaterial amount of strategic transaction costs. These costs are reported in selling, general and administrative expenses.
The operating results of the SMC acquisition have been included in our unaudited condensed consolidated financial statements from the acquisition date through June 30, 2019. Our results for the six months ended June 30, 2019, include SMC sales and net loss of $2.6 million and $1.5 million, respectively.
The following unaudited pro forma information presents our combined results as if the SMC acquisition had occurred at on January 1, 2019. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between MSA and SMC during the periods presented that are required to be eliminated. Intercompany transactions between SMC companies during the periods presented have been eliminated in the unaudited pro forma condensed combined financial information. The unaudited pro forma condensed combined financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined companies may achieve as a result of the acquisition or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.
Pro forma condensed combined financial information (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net sales	$352.4	$344.9	$684.0	$675.9
Net income	38.7	33.2	62.0	65.6
Basic earnings per share	1.00	0.87	1.61	1.72
Diluted earnings per share	0.99	0.85	1.58	1.69

The unaudited pro forma condensed combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of the date and for the period presented, and should not be taken as representative of our condensed consolidated results of operations or financial condition following the acquisition. In addition, the unaudited proforma condensed combined financial information is not intended to project the future financial position or results of operations of the combined company.
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
On May 20, 2019, the Company acquired 100% of the common stock of Sierra Monitor Corporation ("SMC") in an all-cash transaction valued at $33.2 million, net of cash acquired. Based in Milpitas, California, in the heart of Silicon Valley, SMC is a leading provider of fixed gas and flame detection instruments and Industrial Internet of Things solutions that connect and help protect high-value infrastructure assets. The acquisition enables MSA to accelerate its strategy to enhance worker safety and accountability through the use of cloud technology and wireless connectivity; a key focus of the company's recently established Safety ioTM subsidiary. MSA launched Safety io in 2018, primarily to leverage the capabilities of its portable gas detection portfolio as it relates to cloud connectivity. The transaction was funded through borrowings on our unsecured senior revolving credit facility. Refer to Note - 19 Acquisitions to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
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
International. Our International segment includes companies in Europe, the Middle East, Africa and the Asia Pacific region, some of which are in developing regions of the world. In our largest International affiliates (in Germany, France, United Kingdom (U.K.), Ireland and China), we develop, manufacture and sell a wide variety of products. In China, the products manufactured are sold primarily in the home country as well as in regional markets. Operations in other International segment countries focus primarily on sales and distribution in their respective home country markets. Although some of these companies may perform limited production, most of their sales are of products manufactured in our plants in Germany, France, the U.S., U.K., Ireland and China, or are purchased from third-party vendors. During the six months ended June 30, 2019, a plan to close our South Africa affiliates was approved as part of our footprint rationalization but we will continue to serve the Africa region through our channel partners.
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

PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include fixed gas and flame detection instruments, breathing apparatus where SCBA is the principal product, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. These products receive the highest levels of investment and resources as they typically realize higher levels of return on investment than non-core products. Core products comprised approximately 88% and 87% of sales for the six months ended June 30, 2019 and 2018, respectively.
MSA maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and have their roots within the core product value chain. Key non-core products include respirators, eye and face protection, ballistic helmets and gas masks. Ballistic helmet and gas mask sales are the primary sales to our military customers and were approximately $18.7 million and $20.8 million globally during the six months ended June 30, 2019 and 2018, respectively.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in MSA's Annual Report on Form 10-K for the year ended December 31, 2018.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018
Net Sales. Net sales for the three months ended June 30, 2019, were $349.7 million, an increase of $10.4 million, or 3.0% compared to $339.3 million for the three months ended June 30, 2018. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended June 30,		Dollar Increase	Percent Increase
(In millions)	2019	2018
Consolidated	$349.7	$339.3	$10.4	3.0%
Americas	231.4	215.3	16.1	7.5%
International	118.3	124.0	(5.7)	(4.6)%

Net Sales	Three Months Ended June 30, 2019 versus June 30, 2018
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	7.5%	(4.6)%	3.0%
Currency translation effects	0.6%	5.1%	2.4%
Constant currency sales change	8.1%	0.5%	5.4%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $231.4 million in the second quarter of 2019, an increase of $16.1 million, or 7.5%, compared to $215.3 million in the second quarter of 2018, on stronger core sales. During the quarter, constant currency sales in the Americas segment increased 8.1% compared to the prior year period, driven primarily by growth across our portfolio with notable strength in fixed gas and flame detection and fall protection products.
Net sales for the International segment were $118.3 million in the second quarter of 2019, a decrease of $5.7 million, or 4.6%, compared to $124.0 million for the second quarter of 2018. Constant currency sales in the International segment increased 0.5% during the quarter as we recognized stronger core sales across the portfolio offset by weaker non-core sales primarily in Europe on lower ballistic helmet sales.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item I of this Form 10-Q, for information regarding sales by product group.

Gross profit. Gross profit for the second quarter of 2019 was $161.1 million, an increase of $7.3 million or 4.7%, compared to $153.8 million for the second quarter of 2018. The ratio of gross profit to net sales was 46.1% in the second quarter of 2019 compared to 45.3% in the same quarter last year. The higher gross profit ratio during the current quarter is primarily attributable to new product launches and pricing initiatives.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $84.0 million during the second quarter of 2019, an increase of $2.0 million or 2.5%, compared to $82.0 million in the second quarter of 2018. Overall, selling, general and administrative expenses were 24.0% of net sales in the second quarter of 2019, compared to 24.2% of net sales in the second quarter of 2018.
Please refer to the Selling, general and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Three Months Ended June 30, 2019 versus June 30, 2018
(Percent Change)	Consolidated
GAAP reported change	2.5%
Currency translation effects	2.2%
Constant currency change	4.7%
Less: Acquisitions and related strategic transaction costs	(3.6)%
Organic constant currency change	1.1%
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
Research and development expense. Research and development expense was $14.3 million during the second quarter of 2019, an increase of $0.4 million, compared to $13.9 million during the second quarter of 2018. Research and development expense was 4.1% of net sales in both the second quarter of 2019 and 2018. We continue to develop new products for global safety markets, including the upcoming launch of the Altair io 360, which is a first-of-its-kind gas detection for area monitoring. During the second quarter of 2019, we capitalized $1.1 million of software development costs.
Restructuring charges. During the second quarter of 2019, the Company recorded restructuring charges of $3.5 million, primarily related to a non-cash settlement charge associated with the closure of our pension plan in the U.K. as well as footprint rationalization and other restructuring programs associated with our ongoing initiatives to drive profitable growth in our International segment. This compared to restructuring charges of $2.3 million during the second quarter of 2018, primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe and a review of the Company's legal structure to evaluate our U.S. and Canadian operations to better facilitate the execution of our corporate strategy.
Currency exchange. Currency exchange losses were $1.3 million in the second quarter of 2019 compared to $0.8 million in the second quarter of 2018. Currency exchange losses in both periods were related to foreign currency exposure on unsettled inter-company balances. Refer to Note 16—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the three months ended June 30, 2019 was $3.5 million and relates primarily to defense costs incurred for uninsured asserted cumulative trauma product liability claims. This compared to $8.0 million during the same period in 2018 and relates primarily to defense costs incurred as well as an adjustment to our estimated insurance receivables.
GAAP operating income. Consolidated operating income for the second quarter of 2019 was $54.5 million compared to consolidated operating income of $46.8 million in the same period last year. The increase in operating results was primarily driven by higher sales volumes as discussed above as well as lower product liability expense.
Adjusted operating income. Americas adjusted operating income for the second quarter of 2019 was $57.7 million, an increase of $7.9 million, or 16%, compared to $49.8 million in the prior year quarter. The increase was related to the higher level of sales, improved margins driven primarily by new product launches and pricing initiatives as well as the improved leverage of SG&A.
International adjusted operating income for the second quarter of 2019 was $15.1 million, a decrease of $0.8 million, or 5%, compared to $15.9 million in the prior year quarter. The decrease in adjusted operating income is primarily attributable lower level of sales volumes.
Corporate segment adjusted operating loss for the second quarter of 2019 was $8.4 million, an increase of $0.7 million, or 10%, compared to an adjusted operating loss of $7.7 million in the second quarter of 2018, reflecting higher variable compensation expense partially offset by lower legal expenses.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income	Three Months Ended June 30, 2019
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$231,389	$118,286	—	$349,675
GAAP operating income				54,478
Restructuring charges (Note 4)				3,522
Currency exchange losses, net (Note 6)				1,290
Product liability expense (Note 18)				3,529
Strategic transaction costs (Note 19)				1,529
Adjusted operating income (loss)	57,689	15,072	(8,413)	64,348
Adjusted operating margin %	24.9%	12.7%
Depreciation and amortization				9,466
Adjusted EBITDA	63,842	18,288	(8,316)	73,814
Adjusted EBITDA %	27.6%	15.5%

Adjusted operating income	Three Months Ended June 30, 2018
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$215,339	$123,992	—	$339,331
GAAP operating income				46,797
Restructuring charges (Note 4)				2,335
Currency exchange gains, net (Note 6)				815
Product liability expense (Note 18)				8,018
Strategic transaction costs (Note 19)				58
Adjusted operating income (loss)	49,838	15,853	(7,668)	58,023
Adjusted operating margin %	23.1%	12.8%
Depreciation and amortization				9,536
Adjusted EBITDA	55,894	19,233	(7,568)	67,559
Adjusted EBITDA %	26.0%	15.5%
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
Total other expense, net. Total other expense, net, for the second quarter of 2019 was $1.1 million, compared to $3.5 million for the same period in 2018, primarily due to lower interest expense and higher interest income.
Income taxes. The reported effective tax rate for the second quarter of 2019 was 24.8% compared to 22.8% for the second quarter of 2018, which included 2.2% of a tax benefit related to share-based payments related to the application of ASU

2016-09.
Net income attributable to MSA Safety Incorporated. Net income was $39.8 million for the second quarter of 2019, or $1.01 per diluted share compared to income of $33.2 million, or $0.85 per diluted share, for the same period last year.
Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018
Net Sales. Net sales for the six months ended June 30, 2019, were $675.7 million compared to $665.2 million for the six months ended June 30, 2018. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Six Months Ended June 30,		Dollar Increase/ (Decrease)	Percent Increase/(Decrease)
(In millions, except percentage amounts)	2019	2018
Consolidated	$675.7	$665.2	$10.5	1.6%
Americas	445.1	424.5	20.6	4.9%
International	230.6	240.7	(10.1)	(4.2)%

Net Sales	Six Months Ended June 30, 2019 versus June 30, 2018
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	4.9%	(4.2)%	1.6%
Currency translation effects	0.9%	6.2%	2.8%
Constant currency sales change	5.8%	2.0%	4.4%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by removing the percentage impact of currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $445.1 million for the six months ended June 30, 2019, an increase of $20.6 million, or 4.9%, compared to $424.5 million for the same period in 2018, due to stronger core product sales. During the six months ended June 30, 2019, constant currency sales in the Americas segment increased 5.8% compared to the prior year period, driven primarily by growth across our portfolio with notable strength in fixed gas and flame detection and fall protection.
Net sales for the International segment were $230.6 million for the six months ended June 30, 2019, a decrease of $10.1 million, or 4.2%, compared to $240.7 million for the same period in 2018. During the six months ended June 30, 2019, constant currency sales in the International segment increased 2.0% compared to the prior year period, as we recognized higher sales throughout our core product portfolio partially offset by weaker non-core sales primarily in Europe on lower ballistic helmet sales.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item I of this Form 10-Q, for information regarding sales by product group.

We continue to target mid-single digit constant currency revenue growth for 2019.
Gross profit. Gross profit for the six months ended June 30, 2019, was $311.1 million, an increase of $9.9 million, or 3%, compared to $301.2 million for the same period in 2018. The ratio of gross profit to net sales was 46.0% during the six months ended June 30, 2019, compared to 45.3% in the same period last year. The higher gross profit ratio during the current period is primarily attributable to new product launches and pricing initiatives.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $162.4 million during the six months ended June 30, 2019, a increase of $0.2 million compared to $162.2 million during the same period in 2018. Overall, SG&A expenses were 24.0% of net sales during the six months ended June 30, 2019, compared to 24.4% of net sales during the same period in 2018.
Please refer to the Selling, general and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Six Months Ended June 30, 2019 versus June 30, 2018
(Percent Change)	Consolidated
GAAP reported change	0.1%
Currency translation effects	2.7%
Constant currency change	2.8%
Less: Acquisitions and related strategic transaction costs	(2.2)%
Organic constant currency change	0.6%
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
Research and development expense. Research and development expense was $28.0 million during the six months ended June 30, 2019, an increase of $1.5 million, or 6%, compared to $26.5 million during the same period in 2018. Research and development expense was 4.1% of net sales during the six months ended June 30, 2019, compared to 4.0% of net sales during the same period in 2018. We continue to develop new products for global safety markets, including the newly unveiled MSA connected firefighter product powered by LUNAR, which was introduced in early 2019, as well as the upcoming launch of the Altair io 360, which is a first-of-its-kind gas detection for area monitoring. During six months ended June 30, 2019, we capitalized $1.9 million of software development costs.
Restructuring charges. During the six months ended June 30, 2019, the Company recorded restructuring charges of $9.4 million, related to footprint rationalization and other restructuring programs associated with our ongoing initiatives to drive profitable growth in our International segment. These programs will continue to be executed in the third and fourth quarters of 2019. These activities are expected to provide $4 million to $5 million of annual savings, beginning in late 2019 and into 2020. Additionally, we recognized a non-cash settlement charge associated with the closure of our pension plan in the U.K. This compared to restructuring charges of $7.6 million during the same period in 2018, primarily related to the legal and operational realignment of our U.S. and Canadian operations and severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe.
Currency exchange. Currency exchange losses were $18.3 million in the six months ended June 30, 2019, compared to $2.8 million during the same period in 2018. The increase in currency exchange losses was primarily due to the recognition of non-cash cumulative translation losses of approximately $15.4 million as a result of the approval of our plan to close our South Africa affiliates during the first quarter of 2019. This charge is related to the historical translation of the elements of the financial statements for the business from the functional currency to the U.S. Dollar. The translation impact has been historically recorded as currency translation adjustment (“CTA”), a separate component of accumulated other comprehensive loss within the equity section of the unaudited Condensed Consolidated Balance Sheet. The remaining currency exchange losses in both periods were related to foreign currency exposure on unsettled inter-company balances. Refer to Note 16—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item I of this Form 10-Q for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the six months ended June 30, 2019, was $6.4 million, which related primarily to defense costs incurred for uninsured asserted cumulative trauma product liability claims. This compared to $10.8 million during the same period in 2018, which relates primarily to defense costs incurred as well as an adjustment to our estimated insurance receivables.
GAAP operating income. Consolidated operating income for the six months ended June 30, 2019, was $86.6 million compared to operating income of $91.2 million in the same period in 2018. The decrease in operating results was driven by currency exchange losses as discussed above, partially offset by higher sales volumes as disclosed above.

Adjusted operating income. Americas adjusted operating income for the six months ended June 30, 2019, was $112.5 million, an increase of $12.6 million, or 13%, compared to $99.9 million during the same period in 2018. The increase was related to the higher level of sales, improved margins driven primarily by new product launches and pricing initiatives as well as improved leverage of SG&A.
International adjusted operating income for the six months ended June 30, 2019, was $26.1 million, a decrease of $2.5 million, or 9%, compared to $28.6 million during the same period in 2018. The decrease in adjusted operating income is primarily attributable to a lower level of sales volumes.
Corporate segment adjusted operating loss for the six months ended June 30, 2019, was $16.0 million, an increase of $0.1 million, compared to an adjusted operating loss of $15.9 million during the same period in 2018.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income	Six Months Ended June 30, 2019
(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated
Net sales	$445,076	$230,637	$—	$675,713
GAAP operating income				86,638
Restructuring charges (Note 4)				9,353
Currency exchange losses, net (Note 6)				18,251
Product liability expense (Note 18)				6,425
Strategic transaction costs (Note 19)				1,985
Adjusted operating income (loss)	112,492	26,112	(15,952)	122,652
Adjusted operating margin %	25.3%	11.3%
Depreciation and amortization				18,792
Adjusted EBITDA	124,742	32,459	(15,757)	141,444
Adjusted EBITDA %	28.0%	14.1%

Adjusted operating income	Six Months Ended June 30, 2018
(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated
Net sales	$424,468	$240,757	$—	$665,225
GAAP operating income				91,232
Restructuring charges (Note 4)				7,609
Currency exchange losses, net (Note 6)				2,823
Product liability expense (Note 18)				10,842
Strategic transaction costs (Note 19)				152
Adjusted operating income (loss)	99,924	28,631	(15,897)	112,658
Adjusted operating margin %	23.5%	11.9%
Depreciation and amortization				$19,207
Adjusted EBITDA	$112,119	$35,441	$(15,695)	$131,865
Adjusted EBITDA %	26.4%	14.7%
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

Total other expense, net. Total other expense, net, during the six months ended June 30, 2019, was $0.9 million, compared to other expense, net, of $5.9 million during the same period in 2018, due to lower interest expense as a result of a favorable adjustment related to a foreign uncertain tax position for which the statute of limitations has expired. We expect full-year 2019 interest expense to be between $15 million and $17 million.
Income taxes. The reported effective tax rate for the six months ended June 30, 2019, was 25.9%, which included an expense of 4.2% due to non-deductible foreign currency exchange losses on entity closures compared to 22.7% for the same period in 2018.

Net income attributable to MSA Safety Incorporated. Net income was $63.0 million for the six months ended June 30, 2019, or $1.61 per diluted share compared to income of $65.6 million, or $1.69 per diluted share, for the same period last year.
Non-GAAP Financial Information
We may provide information regarding financial measures such as organic constant currency changes, financial measures excluding the impact of acquisitions and related strategic transaction costs, adjusted operating income, adjusted operating margin percentage, adjusted EBITDA and adjusted EBITDA margin percentage, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net sales, selling, general and administrative expense, operating income or net income as a measure of operating performance. We believe that the use of these non-GAAP financial measures provide investors with additional useful information and provide a more complete understanding of the underlying results. Because not all companies use identical calculations, these presentations may not be comparable to similarly titled measures from other companies. For more information about these non-GAAP measures and a reconciliation to the nearest U.S. GAAP measure, please refer to the reconciliations referenced above in Management's Discussion & Analysis section and in Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.
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

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and acquisitions. At June 30, 2019, approximately 32% of our long-term debt is at fixed interest rates with repayment schedules through 2031. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2023. At June 30, 2019, approximately 81% of our borrowings are denominated in U.S. dollars.
At June 30, 2019, we had cash, cash equivalents and restricted cash totaling $112.0 million, which included $92.9 million of cash and cash equivalents held by our foreign subsidiaries. Cash, cash equivalents and restricted cash decreased $28.6 million during the six months ended June 30, 2019, compared to decreasing $18.0 million during the same period in 2018. We continue to employ a balanced capital allocation strategy that prioritizes growth investments, funding our dividend and servicing debt obligations.
Operating activities. Operating activities provided cash of $37.5 million during the six months ended June 30, 2019, compared to providing $65.4 million during the same period in 2018. The decrease in operating cash flows during the period was primarily attributable to higher product liability payments and a higher use of cash for working capital to support our higher level of sales and backlog. We made product liability payments of $22.9 million, net of collections on insurance receivables, in the six months ended June 30, 2019, compared to net payments of $7.7 million in the same period of 2018. Historically, cumulative trauma liability payments were funded with the Company's operating cash flow, pending resolution of disputed insurance coverage. For more than a decade, we have funded product liability settlements from operating cash flow. The vast majority of the insurance receivable and notes receivable - insurance companies balances at June 30, 2019, is attributable to reimbursement believed to be due under the terms of signed agreements with insurers and are not currently subject to litigation. While the timing of cash flows for product liability and insurance receivable can and do vary from quarter to quarter, we have been successful in establishing cash flow streams that have allowed us to fund these liabilities without a material impact on our capital allocation priorities.
Investing activities. Investing activities used cash of $63.9 million during the six months ended June 30, 2019, compared to using $5.8 million during the same period in 2018. The acquisition of Sierra Monitor Corporation, purchase of short-term investments, net of proceeds from maturities and capital expenditures drove cash outflows from investing activities during the six months ended June 30, 2019 while capital expenditures drove cash outflows from investing activities in the same period in 2018. During 2019, we incurred capital expenditures associated with software development and other growth programs. We plan to invest approximately $35 million in capital expenditures for the full year 2019.
Financing activities. Financing activities used cash of $1.3 million during the six months ended June 30, 2019, compared to using $69.5 million during the same period in 2018. During the six months ended June 30, 2019, we had net proceeds on long-term debt of $37.0 million primarily to fund the Sierra Monitor Corporation acquisition as compared to net payments of $42.5 million during the same period in 2018. We paid cash dividends of $30.9 million during the six months ended June 30, 2019, compared to $28.0 million in the same period in 2018. We also used cash of $3.3 million during the six months ended June 30, 2019 to repurchase shares under our 2015 stock repurchase program.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at June 30, 2019, resulted in no net translation gains or losses being recorded to the cumulative translation adjustments shareholders' equity account during the six months ended June 30, 2019, compared to a translation loss of $14.4 million during the same period in 2018. The translation loss during the six months ended June 30, 2018, was primarily related to the strengthening of the U.S. dollar relative to the euro and Mexican peso.

During the six months ended June 30, 2019, we recognized approximately $18.3 million of currency exchange losses, net in our unaudited Condensed Consolidated Statement of Income of which $15.4 million relates to non-cash currency exchange losses due primarily to an approved plan to close our South Africa affiliates. This charge is related to the historical translation of the elements of the financial statements for the business from the functional currency to the U.S. Dollar. The translation impact has been historically recorded as currency translation adjustment (“CTA”), a separate component of accumulated other comprehensive loss within the equity section of the unaudited Condensed Consolidated Balance Sheet.

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

Brexit has caused, and may continue to create, volatility in global stock markets and regional and global economic uncertainty particularly in the U.K. financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions worsen in the U.K. or in the rest of Europe, it may have an adverse effect on our consolidated operations and sales. The Company continues to monitor the economic situation related to Brexit and current analysis indicates that exposure in our supply chain related to additional duties and sourcing costs is not material. MSA has approximately $45 million of annual sales denominated in the British pound which are subject to exchange rate risk associated with any volatility in the British pound. Our debt in the U.K. associated with the Latchways acquisition was $69.6 million at June 30, 2019 and is denominated in British pounds. Because the debt is denominated in local currency, the value of the debt and local cash flows are aligned with respect to movements in the exchange rate between the British pound and U.S. dollar.
COMMITMENTS AND CONTINGENCIES
We made contributions of $3.5 million to our pension plans during the six months ended June 30, 2019. We expect to make total contributions of approximately $7.1 million to our pension plans in 2019 which are primarily associated with our International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2019, totaling $9.8 million, of which $3.0 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2019, the Company has $0.5 million of restricted cash in support of these arrangements.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We evaluate these estimates and judgments on an on-going basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our condensed consolidated financial statements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $14.7 million or 2.2% and $2.6 million or 4.1%, respectively, for the three months ended June 30, 2019.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2019, we had open foreign currency forward contracts with a U.S. dollar notional value of $74.8 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $7.5 million increase or decrease in the fair value of these contracts at June 30, 2019.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At June 30, 2019, we had $129.8 million of fixed rate debt which matures at various dates through 2031. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $10.2 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At June 30, 2019, we had $270.3 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could impact our future earnings under our current capital structure.

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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,552 cumulative trauma lawsuits comprised of 2,450 claims at June 30, 2019. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma or coal worker’s pneumoconiosis. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. A reserve has been established with respect to cumulative trauma product liability claims currently asserted and estimated incurred but not reported (“IBNR”) cumulative trauma product liability claims. Because our cumulative trauma product liability risk is subject to inherent uncertainties, including unfavorable trial rulings or developments, an increase in newly filed claims, or more aggressive settlement demands, and since MSA LLC is largely self-insured, there can be no certainty that MSA LLC may not ultimately incur losses in excess of presently recorded liabilities. These losses could have a material adverse effect on our business, operating results, financial condition and liquidity. We will adjust the reserve relating to cumulative trauma product liability claims from time to time based on whether the actual numbers, types and settlement values of claims asserted differ from current projections and estimates or there are significant changes in the facts underlying the assumptions used in establishing the reserve. These adjustments may be material and could materially impact future periods in which the reserve is adjusted.
In the normal course of business, MSA LLC makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the estimated amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $59.9 million and notes receivables of $60.3 million at June 30, 2019. Since MSA LLC is now largely self-insured for cumulative trauma claims, additional amounts recorded as insurance receivables will be limited and based on calculating the amounts to be reimbursed pursuant to negotiated Coverage-in-Place Agreements. Various factors could affect the timing and amount of recovery of the insurance receivable, including assumptions regarding claims composition (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Arrangements) and the extent to which the issuing insurers may become insolvent in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 2019	—	$—	—	738,014
May 2019	13,269	99.98	12,000	804,232
June 2019	21,465	100.48	21,465	737,905
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We repurchased 33,465 shares during the quarter ended June 30, 2019, under this program.
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

MSA SAFETY INCORPORATED

July 25, 2019	/s/ Kenneth D. Krause
Kenneth D. Krause
Sr. Vice President, Chief Financial Officer and Treasurer Duly Authorized Officer and Principal Financial Officer