Form 10-Q
period 2019-09-30
MSA Safety Inc
filed 2019-10-24
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which is registered
Common Stock, no par value	MSA	New York Stock Exchange
As of October 21, 2019, 38,737,891 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net sales	$351,014	$331,096	$1,026,726	$996,320
Cost of products sold	192,313	182,794	556,959	546,844
Gross profit	158,701	148,302	469,767	449,476

Selling, general and administrative	82,900	78,013	245,337	240,226
Research and development	13,520	13,296	41,482	39,752
Restructuring charges (Note 4)	1,850	2,615	11,203	10,223
Currency exchange (gains) losses, net (Note 6)	(913)	(252)	17,338	2,571
Product liability expense (Note 18)	1,730	14,627	8,155	25,469
Operating income	59,614	40,003	146,252	131,235

Interest expense	4,259	4,492	11,089	14,454
Loss on extinguishment of debt (Note 12)	—	1,494	—	1,494
Other income, net	(2,929)	(4,252)	(8,850)	(8,292)
Total other expense, net	1,330	1,734	2,239	7,656

Income before income taxes	58,284	38,269	144,013	123,579
Provision for income taxes (Note 10)	15,673	4,206	37,913	23,606
Net income	42,611	34,063	106,100	99,973

Net income attributable to noncontrolling interests	(372)	(346)	(822)	(706)

Net income attributable to MSA Safety Incorporated	$42,239	$33,717	$105,278	$99,267

Earnings per share attributable to MSA Safety Incorporated common shareholders:
Basic	$1.09	$0.88	$2.72	$2.59
Diluted	$1.08	$0.86	$2.69	$2.55
Dividends per common share	$0.42	$0.38	$1.22	$1.11
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$42,611	$34,063	$106,100	$99,973
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 6)	(16,091)	(4,755)	(16,115)	(19,235)
Pension and post-retirement plan actuarial gains, net of tax (Note 6)	2,257	2,651	5,658	8,039
Unrealized (loss) gain on available-for-sale securities (Note 6)	(9)	—	554	—
Reclassification of currency translation from accumulated other comprehensive income(loss) into net income (Note 6)	(212)	—	15,147	(774)
Total other comprehensive (loss) income, net of tax	(14,055)	(2,104)	5,244	(11,970)
Comprehensive income	28,556	31,959	111,344	88,003
Comprehensive income attributable to noncontrolling interests	(145)	(152)	(601)	(409)
Comprehensive income attributable to MSA Safety Incorporated	$28,411	$31,807	$110,743	$87,594
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$108,481	$140,095
Trade receivables, less allowance for doubtful accounts of $4,950 and $5,369	248,406	245,032
Inventories (Note 3)	192,199	156,602
Investments, short-term (Note 17)	72,166	55,106
Prepaid income taxes	15,996	10,769
Notes receivable, insurance companies (Note 18)	3,646	3,555
Prepaid expenses and other current assets	45,534	45,464
Total current assets	686,428	656,623

Property, plant and equipment, net (Note 5)	158,957	157,940
Operating lease assets, net (Note 14)	50,470	—
Prepaid pension cost	68,387	57,568
Deferred tax assets (Note 10)	29,297	32,522
Goodwill (Note 13)	428,629	413,640
Intangible assets (Note 13)	171,066	169,515
Notes receivable, insurance companies, noncurrent (Note 18)	51,980	56,012
Insurance receivable (Note 18) and other noncurrent assets	53,929	64,192
Total assets	$1,699,143	$1,608,012

Liabilities
Notes payable and current portion of long-term debt, net (Note 12)	$20,000	$20,063
Accounts payable	69,773	78,367
Employees’ compensation	38,840	51,386
Insurance and product liability (Note 18)	20,988	48,688
Income taxes payable (Note 10)	11,612	—
Warranty reserve (Note 18) and other current liabilities	100,995	83,556
Total current liabilities	262,208	282,060

Long-term debt, net (Note 12)	352,073	341,311
Pensions and other employee benefits	163,342	166,101
Noncurrent operating lease liabilities (Note 14)	40,836	—
Deferred tax liabilities (Note 10)	11,251	7,164
Product liability (Note 18) and other noncurrent liabilities	161,128	171,857
Total liabilities	$990,838	$968,493
Commitments and contingencies (Note 18)

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	223,412	211,806
Treasury shares, at cost (Note 7)	(305,092)	(298,143)
Accumulated other comprehensive loss (Note 6)	(217,234)	(218,927)
Retained earnings	997,412	935,577
Total MSA Safety Incorporated shareholders' equity	702,067	633,882
Noncontrolling interests	6,238	5,637
Total shareholders’ equity	708,305	639,519
Total liabilities and shareholders’ equity	$1,699,143	$1,608,012

The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2019	2018
Operating Activities
Net income	$106,100	$99,973
Depreciation and amortization	28,339	28,585
Stock-based compensation (Note 11)	10,130	9,595
Pension expense (Note 15) and other charges	3,101	4,464
Deferred income tax provision (benefit) (Note 10)	424	(5,152)
Loss on asset dispositions, net	271	416
Pension contributions (Note 15)	(5,300)	(3,729)
Currency exchange losses, net	17,338	2,571
Product liability expense (Note 18)	8,155	25,469
Collections on insurance receivables and notes receivable, insurance companies (Note 18)	18,724	94,875
Product liability payments (Note 18)	(43,851)	(44,041)
Loss on extinguishment of debt	—	1,494
Changes in:
Trade receivables	(5,414)	598
Inventories (Note 3)	(33,996)	(36,467)
Prepaid expenses and other current assets	(10,755)	(5,732)
Accounts payable and accrued liabilities	(3,647)	11,514
Other noncurrent assets and liabilities	(1,369)	1,764
Cash Flow From Operating Activities	88,250	186,197
Investing Activities
Capital expenditures	(23,523)	(18,620)
Acquisition, net of cash acquired (Note 19)	(33,196)	—
Purchase of short-term investments (Note 17)	(149,359)	(57,090)
Proceeds from maturities of short-term investments (Note 17)	132,170	—
Property disposals	123	4,001
Cash Flow Used in Investing Activities	(73,785)	(71,709)
Financing Activities
Payments on short-term debt, net	(63)	(8)
Proceeds from long-term debt (Note 12)	621,000	340,500
Payments on long-term debt (Note 12)	(608,000)	(421,167)
Debt issuance costs	—	(1,216)
Cash dividends paid	(47,215)	(42,605)
Company stock purchases (Note 7)	(11,060)	(4,299)
Exercise of stock options (Note 7)	4,161	6,154
Employee stock purchase plan (Note 7)	344	280
Other, net	—	(1,494)
Cash Flow Used in Financing Activities	(40,833)	(123,855)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,378)	(9,952)
Decrease in cash, cash equivalents and restricted cash	(31,746)	(19,319)
Beginning cash, cash equivalents and restricted cash	140,604	137,889
Ending cash, cash equivalents and restricted cash	$108,858	$118,570

Supplemental cash flow information:
Cash and cash equivalents	$108,481	$118,161
Restricted cash included in prepaid expenses and other current assets	377	409
Total cash, cash equivalents and restricted cash	$108,858	$118,570
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests
Balances June 30, 2018	$906,244	$(181,525)	$5,234
Net income	34,063	—	—
Foreign currency translation adjustments	—	(4,755)	—
Pension and post-retirement plan adjustments, net of tax of $886	—	2,651	—
Income attributable to noncontrolling interests	(346)	194	152
Common dividends	(14,614)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances September 30, 2018	$925,337	$(183,435)	$5,386

Balances June 30, 2019	$971,453	$(203,406)	$6,093
Net income	42,611	—	—
Foreign currency translation adjustments	—	(16,091)	—
Pension and post-retirement plan adjustments, net of tax of $468	—	2,257	—
Unrealized net loss on available-for-sale securities (Note 17)	—	(9)	—
Reclassification from accumulated other comprehensive (loss) into net income	—	(212)	—
Income attributable to noncontrolling interests	(372)	227	145
Common dividends	(16,270)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances September 30, 2019	$997,412	$(217,234)	$6,238

Balances December 31, 2017	$868,675	$(171,762)	$4,977
Net income	99,973	—	—
Foreign currency translation adjustments	—	(19,235)	—
Pension and post-retirement plan adjustments, net of tax of $2,566	—	8,039	—
Reclassification from accumulated other comprehensive (loss) into net income	—	(774)	—
Income attributable to noncontrolling interests	(706)	297	409
Common dividends	(42,575)	—	—
Preferred dividends ($0.5625 per share)	(30)	—	—
Balances September 30, 2018	$925,337	$(183,435)	$5,386

Balances December 31, 2018	$935,577	$(218,927)	$5,637
Net income	106,100	—	—
Foreign currency translation adjustments	—	(16,115)	—
Pension and post-retirement plan adjustments, net of tax of $2,518	—	5,658	—
Unrealized net gain on available-for-sale securities (Note 17)	—	554	—
Reclassification of currency translation from accumulated other comprehensive (loss) into net income (Note 6)	—	15,147	—
Income attributable to noncontrolling interests	(822)	221	601
Common dividends	(47,185)	—	—
Preferred dividends ($0.5625 per share)	(30)	—	—
Reclassification due to the adoption of ASU 2018-02 (Note 2)	3,772	(3,772)	—
Balances September 30, 2019	$997,412	$(217,234)	$6,238
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The condensed consolidated financial statements of MSA Safety Incorporated and its subsidiaries ("MSA" or the "Company") are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2018, Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Balance Sheet, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2018, which includes all disclosures required by U.S. GAAP.
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
Note 2—Recently Adopted and Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to record a right-of-use asset and a liability for virtually all leases. This ASU was adopted on January 1, 2019, using the modified retrospective transition method at the adoption date. Comparative periods presented in our unaudited condensed consolidated financial statements are reported in accordance with ASC 840, Leases. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. The Company also elected the practical expedient to not separate lease and non-lease components for new leases entered into after January 1, 2019, when calculating the lease liability under this ASU. Adoption of this ASU resulted in the recording of lease liabilities of approximately $54 million with the offset to lease right-of-use assets of $54 million. The standard did not materially impact our unaudited Condensed Consolidated Statement of Income and had no impact on our unaudited Condensed Consolidated Statement of Cash Flows. The new standard also requires increased disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. See additional disclosures in Note 14—Leases.
In June 2016, the FASB issued ASU 2016-13, Allowance for Loan and Lease Losses. This ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as reinsurance and trade/other receivables. This ASU will be effective beginning in 2020. Based on a review of its portfolio of financial instruments, the Company has developed a project plan and is in the process of assessing the impact that this ASU will have on our reserve for trade receivables as recorded in our unaudited Condensed Consolidated Balance Sheet. Based on a review of its portfolio of financial instruments, the Company does not believe the adoption of this ASU will have a material impact on the unaudited condensed consolidated financial statements but does expect change to our disclosures.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairments under Step 2 by eliminating the requirement to perform procedures to determine the fair value of the assets and liabilities of the reporting unit, including previously unrecognized assets and liabilities, in order to determine the fair value of the goodwill and any impairment charge to be recognized. Under this ASU, the impairment charge to be recognized should be the amount by which the reporting unit's carrying value exceeds the reporting unit's fair value as calculated under Step 1 provided that the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The Company adopted ASU 2017-04 on January 1, 2019, and adoption of this ASU may have a material effect on our unaudited condensed consolidated financial statements in the event that we determine that goodwill for any of our reporting units is impaired.

In January 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI"), which gives entities the option to reclassify to retained earnings the tax effects resulting from the new tax reform legislation commonly known as the Tax Cuts and Jobs Act ("the Act") related to items in AOCI that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. ASU2018-02 requires new disclosures regarding the Company’s accounting policy for releasing the tax effects in accumulated other comprehensive loss and allows the Company to reclassify the effect of remeasuring deferred tax liabilities and assets related to items within accumulated other comprehensive loss using the then newly enacted 21% federal corporate income tax rate. The Company adopted ASU 2018-02 on January 1, 2019, and this adoption resulted in a reclassification that increased retained earnings by $3.8 million, with an offsetting increase to accumulated other comprehensive loss for the same amount.
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
In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which improves defined benefit disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years ending after December 15, 2020, and early adoption is permitted.  The amendments in this ASU are required to be applied on a retrospective basis to all periods presented. The Company is still evaluating the impact that the adoption of ASU 2018-14 will have on the unaudited condensed consolidated financial statements but does expect changes to our disclosures.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which will now allow all cloud computing arrangements classified as service contracts to capitalize certain implementation costs in accordance with ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software, depending on the project stage within which the costs were incurred. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal periods. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, and the amendments can be applied either retrospectively or prospectively. In 2018, the Company adopted this ASU prospectively for all implementation costs incurred related to cloud computing arrangements, and the implementation did not have a material impact on our unaudited condensed consolidated financial statements.
Note 3—Inventories
The following table sets forth the components of inventory:

(In thousands)	September 30, 2019	December 31, 2018
Finished products	$80,118	$65,965
Work in process	11,971	6,169
Raw materials and supplies	140,485	124,554
Inventories at current cost	232,574	196,688
Less: LIFO valuation	(40,375)	(40,086)
Total inventories	$192,199	$156,602

Note 4—Restructuring Charges
During the three and nine months ended September 30, 2019, we recorded restructuring charges of $1.9 million and $11.2 million, respectively. International segment restructuring charges of $10.5 million during the nine months ended September 30, 2019, were primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth and a non-cash settlement charge for the termination of our pension plan in the United Kingdom. Corporate segment restructuring charges of $0.5 million during the nine months ended September 30, 2019, were primarily related to the legal and operational realignment of our U.S. and Canadian operations.
During the three and nine months ended September 30, 2018, we recorded restructuring charges of $2.6 million and $10.2 million, respectively. Americas segment restructuring charges of $2.0 million during the nine months ended September 30, 2018, were related to severance costs for staff reductions in our Northern North America and Latin America Regions. International segment restructuring charges of $3.5 million during the nine months ended September 30, 2018, were primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe. Corporate segment restructuring charges of $4.7 million during the nine months ended September 30, 2018, were primarily related to the legal and operational realignment of our U.S. and Canadian operations.
Activity and reserve balances for restructuring charges by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2017	$0.5	$3.6	$—	$4.1
Restructuring charges	2.3	5.6	5.3	13.2
Currency translation and other adjustments	(0.3)	(0.3)	—	(0.6)
Cash payments	(2.0)	(4.9)	(5.3)	(12.2)
Reserve balances at December 31, 2018	$0.5	$4.0	$—	$4.5
Restructuring charges	0.2	10.5	0.5	11.2
Currency translation and other adjustments	(0.1)	(1.8)	—	(1.9)
Cash payments/utilization	(0.3)	(7.7)	(0.5)	(8.5)
Reserve balances at September 30, 2019	$0.3	$5.0	$—	$5.3

Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment:

(In thousands)	September 30, 2019	December 31, 2018
Land	$2,984	$3,188
Buildings	120,001	117,910
Machinery and equipment	393,969	386,690
Construction in progress	30,517	24,044
Total	547,471	531,832
Less: accumulated depreciation	(388,514)	(373,892)
Net property, plant and equipment	$158,957	$157,940

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
We recognized non-cash cumulative translation losses of approximately $15.1 million, during the nine months ended September 30, 2019, primarily related to the approval of our plan to close our South Africa affiliates. This charge is related to the historical translation of the elements of the financial statements for the business from the functional currency to the U.S. Dollar. The translation impact has been historically recorded as currency translation adjustment (“CTA”), a separate component of accumulated other comprehensive loss within the equity section of the unaudited Condensed Consolidated Balance Sheet and has been reclassified into net income during the nine months ended September 30, 2019.
Changes in accumulated other comprehensive loss were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(115,888)	$(92,560)	$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	(47)	(105)	—	—
Recognized net actuarial losses (Note 15)	2,772	3,642	—	—
Tax benefit	(468)	(886)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	2,257	2,651	—	—
Balance at end of period	$(113,631)	$(89,909)	$—	$—
Available-for-sale securities
Balance at beginning of period	(9)	—	—	—
Unrealized loss on available-for-sale securities (Note 17)	(9)	—	—	—
Balance at end of period	$(18)	$—	$—	$—
Foreign Currency Translation
Balance at beginning of period	(87,509)	(88,965)	502	698
Reclassification from accumulated other comprehensive loss into net income	(212)	—	—	—
Foreign currency translation adjustments	(15,864)	(4,561)	(227)	(194)
Balance at end of period	$(103,585)	$(93,526)	$275	$504
(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 15—Pensions and Other Post-retirement Benefits).

	MSA Safety Incorporated			Noncontrolling Interests
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019		2018	2019	2018
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(115,517)		$(97,948)	$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	(141)		(319)	—	—
Recognized net actuarial losses (Note 15)	8,317		10,924	—	—
Tax benefit	(2,518)		(2,566)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	5,658		8,039	—	—
Reclassification to retained earnings due to the adoption of ASU 2018-02 (Note 2)	(3,772)		—	—	—
Balance at end of period	$(113,631)		$(89,909)	$—	$—
Available-for-sale securities
Balance at beginning of period	$(572)		$—	$—	$—
Unrealized gain on available-for-sale securities (Note 17)	554		—	—	—
Balance at end of period	$(18)		$—	$—	$—
Foreign Currency Translation
Balance at beginning of period	$(102,838)		$(73,814)	$496	$801
Reclassification from accumulated other comprehensive loss into net income	15,147	(b)	(774)	—	—
Foreign currency translation adjustments	(15,894)		(18,938)	(221)	(297)
Balance at end of period	$(103,585)		$(93,526)	$275	$504

(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 15—Pensions and Other Post-retirement Benefits).
(b) Reclassifications out of accumulated other comprehensive loss and into net income relate primarily to the approval of our plan to close our South Africa affiliates as discussed above and are included in Currency exchange (gains) losses, net, within the unaudited Condensed Consolidated Statement of Income.
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,878 shares held in treasury at September 30, 2019. The Treasury shares at cost line on the unaudited Condensed Consolidated Balance Sheet includes $1.8 million related to preferred stock. There were no treasury purchases of preferred stock during the nine months ended September 30, 2019, or 2018. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of September 30, 2019.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2018. No new shares were issued during the nine months ended September 30, 2019, or 2018. There were 38,737,891 and 38,526,523 shares outstanding at September 30, 2019, and December 31, 2018, respectively.
Treasury Shares - The Company's share repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the nine months ended September 30, 2019, 33,465 shares were repurchased under this program. No shares were repurchased under the program during the nine months ended September 30, 2018. We do not have any other share repurchase programs. There were 23,343,500 and 23,554,868 Treasury Shares at September 30, 2019, and December 31, 2018, respectively.

The Company issues Treasury Shares for all share based benefit plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 320,718 and 290,659 Treasury Shares issued for these purposes during the nine months ended September 30, 2019 and 2018, respectively.
Common stock activity is summarized as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$218,801	$(303,744)	$204,171	$(296,870)
Stock compensation expense	4,044	—	1,904	—
Restricted and performance stock awards	(70)	70	(93)	93
Stock options exercised	637	292	1,333	528
Treasury shares purchased	—	(118)	—	(464)
Balance at end of period	$223,412	$(303,500)	$207,315	$(296,713)

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$211,806	$(296,390)	$194,953	$(296,081)
Stock compensation expense	10,130	—	9,595	—
Restricted and performance stock awards	(2,713)	2,713	(1,594)	1,594
Stock options exercised	2,967	1,194	4,124	2,030
Treasury shares purchased	—	(7,713)	—	(4,299)
Stock consideration in acquisition (Note 19)	921	—	—	—
Employee stock purchase program	301	43	237	43
Share repurchase program	—	(3,347)	—	—
Balance at end of period	$223,412	$(303,500)	$207,315	$(296,713)

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
Reportable segment information is presented in the following table:

(In thousands, except percentage amounts)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended September 30, 2019
Sales to external customers	$234,624	$116,390	$—	$—	$351,014
Intercompany sales	104,151	73,760	—	(177,911)	—
Operating income					59,614
Restructuring charges (Note 4)					1,850
Currency exchange gains, net (Note 6)					(913)
Product liability expense (Note 18)					1,730
Strategic transaction costs (Note 19)					952
Adjusted operating income (loss)	58,971	13,776	(9,514)	—	63,233
Adjusted operating margin %	25.1%	11.8%
Depreciation and amortization					9,547
Adjusted EBITDA	65,342	16,854	(9,416)	—	72,780
Adjusted EBITDA %	27.8%	14.5%
Nine Months Ended September 30, 2019
Sales to external customers	$679,699	$347,027	$—	$—	$1,026,726
Intercompany sales	412,188	230,543	—	(642,731)	—
Operating income					146,252
Restructuring charges (Note 4)					11,203
Currency exchange losses, net (Note 6)					17,338
Product liability expense (Note 18)					8,155
Strategic transaction costs (Note 19)					2,937
Adjusted operating income (loss)	171,463	39,888	(25,466)	—	185,885
Adjusted operating margin %	25.2%	11.5%
Depreciation and amortization					28,339
Adjusted EBITDA	190,084	49,313	(25,173)	—	214,224
Adjusted EBITDA %	28.0%	14.2%

(In thousands, except percentage amounts)	Americas	International	Corporate	Reconciling Items1	Consolidated Totals
Three Months Ended September 30, 2018
Sales to external customers	$209,343	$121,753	$—	$—	$331,096
Intercompany sales	33,877	82,852	—	(116,729)	—
Operating income					40,003
Restructuring charges (Note 4)					2,615
Currency exchange gains, net (Note 6)					(252)
Product liability expense (Note 18)					14,627
Strategic transaction costs (Note 19)					56
Adjusted operating income (loss)	51,532	13,329	(7,812)	—	57,049
Adjusted operating margin %	24.6%	10.9%
Depreciation and amortization					9,378
Adjusted EBITDA	57,573	16,559	(7,705)	—	66,427
Adjusted EBITDA %	27.5%	13.6%
Nine Months Ended September 30, 2018
Sales to external customers	$633,812	$362,508	$—	$—	$996,320
Intercompany sales	104,520	249,745	—	(354,265)	—
Operating income					131,235
Restructuring charges (Note 4)					10,223
Currency exchange losses, net (Note 6)					2,571
Product liability expense (Note 18)					25,469
Strategic transaction costs					208
Adjusted operating income (loss)	151,456	41,960	(23,710)	—	169,706
Adjusted operating margin %	23.9%	11.6%
Depreciation and amortization					28,585
Adjusted EBITDA	169,691	52,001	(23,401)	—	198,291
Adjusted EBITDA %	26.8%	14.3%

1Reconciling items consist primarily of intercompany eliminations and items not directly attributable to reporting segments.

Total sales by product group was as follows:

Three Months Ended September 30, 2019	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed Gas & Flame Detection	75,855	22%	42,953	18%	32,902	28%
Breathing Apparatus	71,312	20%	46,287	20%	$25,025	22%
Portable Gas Detection	44,240	13%	30,305	13%	13,935	12%
Firefighter Helmets & Protective Apparel	42,804	12%	35,017	15%	7,787	7%
Industrial Head Protection	37,730	11%	29,217	12%	8,513	7%
Fall Protection	34,639	10%	22,972	10%	11,667	10%
Other	44,434	12%	27,873	12%	16,561	14%
Total	$351,014	100%	$234,624	100%	$116,390	100%

Nine Months Ended September 30, 2019	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$221,666	22%	$147,776	22%	$73,890	21%
Fixed Gas & Flame Detection	206,564	20%	115,001	17%	91,563	26%
Firefighter Helmets & Protective Apparel	135,181	13%	109,173	16%	26,008	7%
Portable Gas Detection	127,309	12%	85,763	13%	41,546	12%
Industrial Head Protection	112,395	11%	87,475	13%	24,920	7%
Fall Protection	96,396	9%	59,653	9%	36,743	11%
Other	127,215	13%	74,858	10%	52,357	16%
Total	$1,026,726	100%	$679,699	100%	$347,027	100%

Three Months Ended September 30, 2018	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$80,424	24%	$50,282	24%	$30,142	25%
Fixed Gas & Flame Detection	64,951	20%	33,803	16%	31,148	26%
Portable Gas Detection	39,405	12%	26,755	13%	12,650	10%
Industrial Head Protection	36,938	11%	28,909	14%	8,029	7%
Firefighter Helmets & Protective Apparel	35,821	11%	30,373	15%	5,448	4%
Fall Protection	27,939	8%	16,465	8%	11,474	9%
Other	45,618	14%	22,756	10%	22,862	19%
Total	$331,096	100%	$209,343	100%	$121,753	100%

Nine Months Ended September 30, 2018	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$230,324	23%	$146,293	23%	$84,031	23%
Fixed Gas & Flame Detection	189,482	13%	99,459	16%	90,023	25%
Firefighter Helmets & Protective Apparel	$126,981	19%	102,906	16%	24,075	7%
Portable Gas Detection	122,939	12%	82,654	13%	40,285	11%
Industrial Head Protection	111,532	11%	87,901	14%	23,631	7%
Fall Protection	79,696	8%	45,668	7%	34,028	9%
Other	135,366	14%	68,931	11%	66,435	18%
Total	$996,320	100%	$633,812	100%	$362,508	100%

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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income	$42,239	$33,717	$105,278	$99,267
Preferred stock dividends	(10)	(10)	(30)	(30)
Net income available to common equity	42,229	33,707	105,248	99,237
Dividends and undistributed earnings allocated to participating securities	(88)	(32)	(159)	(94)
Net income available to common shareholders	42,141	33,675	105,089	99,143

Basic weighted-average shares outstanding	38,649	38,417	38,617	38,328
Stock options and other stock compensation	495	619	513	586
Diluted weighted-average shares outstanding	39,144	39,036	39,130	38,914
Antidilutive stock options	—	—	—	—

Earnings per share:
Basic	$1.09	$0.88	$2.72	$2.59
Diluted	$1.08	$0.86	$2.69	$2.55

Note 10—Income Taxes
The Company's effective tax rate for the third quarter of 2019 was 26.9% and differs from the U.S. federal statutory rate of 21% primarily due to dividend income subject to income tax in foreign jurisdictions and a reduction in the benefit related to domestic goods sold into foreign markets. The Company's effective tax rate for the third quarter of 2018 was 11.0%, which differs from the U.S. federal statutory rate of 21% primarily due to benefits associated with the reduction in the one-time transition tax, additional manufacturing deduction benefits and certain share-based payments related to the application of ASU 2016-09.
The Company's effective tax rate for the nine months ended September 30, 2019, was 26.3% and differs from the U.S. federal statutory rate of 21% primarily due to higher profitability and dividend income in less favorable tax jurisdictions, higher foreign entity losses in jurisdictions where we cannot take tax benefits, and non-deductible foreign exchange on entity closures partially offset by certain share-based payments related to the application of ASU 2016-09. The Company's effective tax rate for the nine months ended September 30, 2018, was 19.1% which differs from the U.S. federal statutory rate of 21% primarily due to tax benefits associated with the reduction in the one-time transition tax, additional manufacturing benefits and certain share-based payments related to the application of ASU 2016-09.
At September 30, 2019, the Company had a gross liability for unrecognized tax benefits of $12.8 million. The Company has recognized tax benefits associated with these liabilities of $4.9 million at September 30, 2019. The gross liability includes amounts associated with prior period foreign tax exposure.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest related to uncertain tax positions was $1.9 million at September 30, 2019.
Note 11—Stock Plans
The 2016 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2026. Management stock-based compensation includes stock options, restricted stock, restricted stock units and performance stock units. Additionally, 2019 amounts granted include outstanding Sierra Monitor Corporation awards converted into MSA awards after the merger and acquisition. See Note 19—Acquisitions for more information. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2027. We issue treasury shares for stock option exercises, and grants of restricted stock and performance stock. Please refer to Note 7—Capital Stock for further information regarding stock compensation share issuance.
Stock compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Stock compensation expense	$4,044	$1,904	$10,130	$9,595
Income tax benefit	987	463	2,472	2,332
Stock compensation expense, net of income tax benefit	$3,057	$1,441	$7,658	$7,263

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

A summary of stock option activity for the nine months ended September 30, 2019, follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	735,001	$43.79
Granted (Note 19)	23,285	43.54
Exercised	(109,501)	38.96
Forfeited	(95)	49.19
Outstanding at September 30, 2019	648,690	44.59
Exercisable at September 30, 2019	640,683	$44.58

Restricted stock and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock and unit activity for the nine months ended September 30, 2019, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	205,449	$68.97
Granted	67,808	103.75
Vested	(72,539)	52.32
Forfeited	(4,559)	80.05
Unvested at September 30, 2019	196,159	$87.19

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
A summary of performance stock unit activity for the nine months ended September 30, 2019, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	218,886	$68.43
Granted	83,819	101.03
Performance adjustments	76,960	44.24
Vested	(139,478)	44.75
Unvested at September 30, 2019	240,187	$85.52

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

Note 12—Long-Term Debt

(In thousands)	September 30, 2019	December 31, 2018
2010 Senior Notes payable through 2021, 4.00%, net of debt issuance costs	$60,000	$60,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	67,388	69,604
Senior revolving credit facility maturing in 2023, net of debt issuance costs	244,685	231,707
Total	372,073	361,311
Amounts due within one year, net of debt issuance costs	20,000	20,000
Long-term debt, net of debt issuance costs	$352,073	$341,311

On September 7, 2018, the Company entered into an Amended and Restated Credit Agreement associated with our senior revolving credit facility which extended the term of the revolving credit facility through September 2023 and increased the capacity to $600.0 million. Under this 2018 Amended and Restated Credit Agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Prime Rate, (ii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iii) the Overnight Bank Funding Rate, plus one half of one percent (0.50%), or (iv) the Daily Libor Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 3.08% as of September 30, 2019. At September 30, 2019, $351.5 million of the existing $600.0 million senior revolving credit facility was unused, including letters of credit.
On January 22, 2016, the Company entered into a multi-currency note purchase and private shelf agreement (the "Notes"), pursuant to which MSA issued notes in an aggregate original principal amount of £54.9 million (approximately $67.5 million at September 30, 2019). The Notes are repayable in annual installments of £6.1 million (approximately $7.5 million at September 30, 2019), commencing January 22, 2023, with a final payment of any remaining amount outstanding on January 22, 2031. The interest rate on these Notes is fixed at 3.4%. On September 7, 2018, the Company entered into an amended and restated agreement associated with these Notes. Under this 2018 Second Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, as amended ("Amended Note Purchase Agreement"), the Company may request from time to time during a three-year period ending September 7, 2021, the issuance of up to $150 million of additional senior notes. There were no amounts borrowed under the Amended Note Purchase Agreement as of September 30, 2019.

On January 4, 2019, the Company entered into an amended and restated agreement associated with the New York Life master note facility dated June 2, 2014.   Under this Amended and Restated Master Note Facility ("Amended Note Facility"), the Company may request from time to time during a three-year period ending January 4, 2022, the issuance of up to $150 million of additional senior promissory notes. There were no amounts borrowed under the Amended Note Facility as of September 30, 2019.
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
On August 24, 2018, we repaid our 5.41% 2006 Senior Notes. In connection with the payoff of these notes, MSA recognized a loss on extinguishment of debt of $1.5 million which was recorded in loss on extinguishment of debt on our unaudited Condensed Consolidated Statement of Income.
The revolving credit facilities require the Company to comply with specified financial covenants. In addition, the credit facilities contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at September 30, 2019.

The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2019, totaling $8.9 million, of which $2.4 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The full amount of the letters of credit remains unused and available at of September 30, 2019. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2019, the Company has $0.4 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the nine months ended September 30, 2019 are as follows:

(In thousands)	Goodwill
Balance at January 1, 2019	$413,640
Additions (Note 19)	19,766
Currency translation	(4,777)
Balance at September 30, 2019	$428,629

At September 30, 2019, the Company had goodwill of $293.0 million and $135.6 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization during the nine months ended September 30, 2019, are as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2019	$169,515
Additions (Note 19)	11,000
Amortization expense	(8,135)
Currency translation	(1,314)
Net balance at September 30, 2019	$171,066

At September 30, 2019, the above intangible assets balance includes a trade name with an indefinite life totaling $60.0 million.
Note 14—Leases
Effective January 1, 2019, we implemented ASU 2016-02, Leases, which amended authoritative guidance on leases and is codified in ASC Topic 842. The amended guidance requires lessees to recognize most leases on their balance sheets as right-of-use assets along with corresponding lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The FASB's authoritative guidance provides companies with the option to apply this ASU to new and existing leases within the scope of the guidance as of the beginning of the period of adoption. We elected this transition method of applying the new standard and have recognized right-of-use assets and lease liabilities as of January 1, 2019. Prior period amounts were not adjusted and will continue to be reported under the accounting standards in effect for those periods. The adoption of this standard had a material impact on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2019 due to the capitalization of right-of-use assets and lease liabilities associated with our current operating leases in which we are the lessee. Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of approximately $54 million and $54 million, respectively, as of January 1, 2019.

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
As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. Our lease payments are largely fixed. Variable lease payments that depend on an index or a rate are included in the lease payments and are measured using the prevailing index or rate at the measurement date, with differences between the calculated lease payment and the actual lease payment being expensed in the period of the change. Other variable lease payments, including utilities, consumption and common area maintenance as well as repairs, maintenance and mileage overages on vehicles, are expensed during the period incurred. Variable lease costs were immaterial for the three and nine months ended September 30, 2019. A majority of our real estate leases include options to extend the lease and options to early terminate the lease. Leases with an early termination option generally involve a termination payment. If we are reasonably certain to exercise an option to extend a lease, the extension period is included as part of the right-of-use asset and the lease liability. Some of our leases contain residual value guarantees. These are guarantees made to the lessor that the value of an underlying asset returned to the lessor at the end of a lease will be at least a specified amount. Our leases do not contain restrictions or covenants that restrict us from incurring other financial obligations. We do not have any significant leases not yet commenced.
For our leases, we have elected to not apply the recognition requirements to leases of less than twelve months. These leases are expensed on a straight-line basis and are not included within the Company's operating lease asset or liability. Lease costs associated with leases of less than twelve months were immaterial for the three and nine months ended September 30, 2019. We did not have any lease transactions with related parties.

	Other Information
	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands, except percentage amounts)	2019	2019
Lease cost:
Operating lease cost recognized as rent expense	$3,248	$9,810
Total lease cost	3,248	9,810

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$3,218	$9,910

Non-cash other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,342	$3,971

		September 30, 2019
Weighted-average remaining lease term (in years):
Operating leases		11

Weighted-average discount rate:
Operating leases		4.30%
At September 30, 2019, future lease payments under operating leases were as follows:

(In thousands)	Operating Leases

Remainder of 2019	$3,081
2020	9,756
2021	8,226
2022	5,315
2023	4,344
After 2023	33,157
Total future minimum operating lease payments	$63,879
Less: Imputed interest	13,358
Present value of operating lease liabilities	50,521
Less: Current portion operating lease liabilities(a)	9,685
Noncurrent operating lease liabilities	$40,836
(a) Included in "Warranty reserve and other current liabilities" on the unaudited Condensed Consolidated Balance Sheet.

Note 15—Pensions and Other Post-retirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits			Other Benefits
(In thousands)	2019		2018	2019	2018
Three Months Ended September 30,
Service cost	$2,579		$2,891	$88	$92
Interest cost	4,712		4,218	249	199
Expected return on plan assets	(9,655)		(9,097)	—	—
Amortization of prior service cost (credit)	54		(4)	(101)	(101)
Recognized net actuarial losses	2,555		3,454	217	188
Settlements	—		26	—	—
Net periodic benefit cost (a)	$245		$1,488	$453	$378

Nine Months Ended September 30,
Service cost	$7,738		$8,673	$266	$276
Interest cost	14,138		12,656	747	595
Expected return on plan assets	(28,966)		(27,289)	—	—
Amortization of prior service cost (credit)	162		(16)	(303)	(303)
Recognized net actuarial losses	7,666		10,360	651	564
Settlements	2,363	(b)	80	—	—
Net periodic benefit cost(a)	$3,101		$4,464	$1,361	$1,132

(a) Components of net periodic benefit cost other than service cost are included in the line item "Other income, net" in the unaudited Condensed Consolidated Statement of Income.
(b) Related to a non-cash charge associated with the termination of our pension plan in the U.K. and included in "Restructuring charges" on the unaudited Condensed Consolidated Statement of Income.
We made contributions of $5.3 million and $3.7 million to our pension plans during the nine months ended September 30, 2019 and 2018, respectively. We expect to make total contributions of approximately $7.1 million to our pension plans in 2019 which are primarily associated with our International segment.
Note 16—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange (gains) losses, net, in the unaudited Condensed Consolidated Statement of Income. The notional amount of open forward contracts was $75.7 million and $72.4 million at September 30, 2019, and December 31, 2018, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheet location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	September 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$559	$12
Foreign exchange contracts: other current assets	29	488

The following table presents the unaudited Condensed Consolidated Statement of Income location and impact of derivative financial instruments:

		Loss Recognized in Income
		Nine Months Ended September 30,
(In thousands)	Statement of Income Location	2019	2018
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange (gains) losses, net	$4,647	$1,202

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
We value our investments in marketable securities, primarily fixed income, at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments are classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $72.2 million and $55.4 million as of September 30, 2019 and December 31, 2018, respectively. The fair value was $72.2 million and $55.1 million as of September 30, 2019 and December 31, 2018, respectively, which was reported in "Investments, short-term" in the accompanying unaudited Condensed Consolidated Balance Sheet. The change in fair value is recorded in other comprehensive income, net of tax. The Company does not intend to sell, nor is it more likely than not that we will be required to sell, these securities prior to recovery of their cost, as such, management believes that any unrealized gains or losses are temporary; therefore, no impairment gains or losses relating to these securities have been recognized.  All investments in marketable securities have maturities of one year or less and are currently in an unrealized loss position as of September 30, 2019.
With the exception of fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values. The reported carrying amount of our fixed rate long-term debt (including the current portion) was $127.4 million and $130.0 million at September 30, 2019, and December 31, 2018, respectively. The fair value of this debt was $143.2 million and $139.0 million at September 30, 2019, and December 31, 2018, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
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

The reserve for single incident product liability claims, which includes asserted single incident product liability claims and IBNR single incident product liability claims, was $3.0 million and $3.6 million at September 30, 2019 and December 31, 2018, respectively. Single incident product liability expense was a benefit of $0.6 million during the nine months ended September 30, 2019 and expense of $1.3 million during the nine months ended September 30, 2018. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. One of the Company's affiliates Mine Safety Appliances Company, LLC ("MSA LLC") was named as a defendant in 1,591 lawsuits comprised of 2,493 claims as of September 30, 2019. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The products at issue were manufactured many years ago and are not currently offered by MSA LLC.
A summary of cumulative trauma product liability lawsuits and asserted cumulative trauma product liability claims activity is as follows:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Open lawsuits, beginning of period	1,481	1,420
New lawsuits	249	369
Settled and dismissed lawsuits	(139)	(308)
Open lawsuits, end of period	1,591	1,481

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Asserted claims, beginning of period	2,355	2,242
New claims	375	479
Settled and dismissed claims	(237)	(366)
Asserted claims, end of period	2,493	2,355

More than half of the open lawsuits at September 30, 2019, have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any time due to changes in circumstances.

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

In August 2017, MSA LLC obtained additional detailed information about a significant number of claims that were then pending against it, including the nature and extent of the alleged injuries, product identification and other factors. MSA LLC subsequently agreed to resolve a substantial number of these claims for $75.2 million, a portion of which was insured. Amounts in excess of estimated insurance recoveries were reflected within Product liability expense in the unaudited Condensed Consolidated Statement of Income. MSA LLC paid a total of $28.6 million during 2018 and $21.4 million during the nine months ended September 30, 2019, related to these settlements. The payments made during 2019 represent the final payments for these claims.

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
Total cumulative trauma product liability reserve was $151.6 million at September 30, 2019, including $9.5 million for claims settled but not yet paid and related defense costs, and $187.3 million at December 31, 2018, including $24.5 million for claims settled but not yet paid and related defense costs. This reserve includes estimated amounts for asserted claims not yet resolved and IBNR claims. The amount included in the reserve for IBNR cumulative trauma product liability claims represents the estimated value of such claims if the most likely potential outcome with respect to each of the assumptions described above is applied. Those estimated amounts reflect asbestos, silica and coal dust claims expected to be asserted through the year 2069 and are not discounted to present value. The Company revised its estimates of MSA LLC's potential liability for cumulative trauma product liability claims for the year ended December 31, 2018 as a result of its annual review process. The revisions to the Company’s estimates of potential liability for cumulative trauma product liability claims are based on an assessment of trends in the tort system generally and changes in MSA LLC’s claims experience over the past year, including the number of claims asserted, average value of settlements paid to claimants, the number and percentage of claims resolved with payment, the jurisdiction in which claims are asserted, and the counsel asserting such claims. The reserve does not include amounts which will be spent to defend the claims covered by the reserve. Defense costs are recognized in the unaudited Condensed Consolidated Statement of Income as incurred. There was no interim remeasurement of the cumulative trauma product liability reserve as of September 30, 2019.
At September 30, 2019, $10.4 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheet and the remainder, $141.2 million, is recorded in the Product liability and other noncurrent liabilities line. At December 31, 2018, $38.8 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheet and the remainder, $148.5 million, is recorded in the Product liability and other noncurrent liabilities line.
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
Insurance receivables at September 30, 2019, totaled $57.9 million, of which, $9.9 million is reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheet and $48.0 million is reported in Insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2018, totaled $71.7 million, of which $14.8 million was reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheet and $56.9 million was reported in Insurance receivable and other noncurrent assets. The vast majority of the $57.9 million insurance receivable balance at September 30, 2019 is attributable to reimbursement believed to be due under the terms of signed Coverage-In-Place Agreements.
A summary of Insurance receivable balances and activity related to cumulative trauma product liability losses is as follows:

(In millions)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance beginning of period	$71.7	$134.7
Additions	1.0	19.6
Collections, settlements converted to notes receivable and other adjustments	(14.8)	(82.6)
Balance end of period	$57.9	$71.7

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
Notes receivable from insurance companies at September 30, 2019, totaled $55.6 million, of which $3.6 million is reported in Notes receivable, insurance companies, current on the unaudited Condensed Consolidated Balance Sheet and $52.0 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2018, totaled $59.6 million, of which $3.6 million was reported in Notes receivable, insurance companies, current in the unaudited Condensed Consolidated Balance Sheet and $56.0 million was reported in Notes receivable, insurance companies, noncurrent.

A summary of Notes receivable, insurance companies balances is as follows:

(In millions)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance beginning of period	$59.6	$76.9
Additions	1.1	1.7
Collections	(5.1)	(19.0)
Balance end of period	$55.6	$59.6

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
Total cumulative trauma liability losses were $9.6 million for the nine months ended September 30, 2019, primarily related to defense costs incurred. Total cumulative trauma liability losses were $31.9 million for the nine months ended September 30, 2018, primarily related to the increase to our asserted cumulative trauma product liability reserve as well as defense costs incurred. Uninsured cumulative trauma product liability losses, which were included in Product liability expense in the unaudited Condensed Consolidated Statement of Income, were $8.6 million and $25.5 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
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

Product Warranty
The Company provides warranties on certain product sales. Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized, or in the period that a specific issue arises as to the functionality of the Company's product. The determination of such reserves requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty.
The amounts of the reserves are based on established terms and the Company's best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods.
The following table reconciles the changes in the Company's accrued warranty reserve:

(In thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Beginning warranty reserve	$14,214	$14,753
Warranty payments	(10,601)	(9,955)
Warranty claims	9,646	10,585
Provision for product warranties	(804)	(1,169)
Ending warranty reserve	$12,455	$14,214
Warranty expense was $8.8 million and $7.9 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in "Costs of products sold" on the unaudited Condensed Consolidated Statement of Income.

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
Based in Milpitas, California, in the heart of Silicon Valley, SMC is a leading provider of fixed gas and flame detection instruments and Industrial Internet of Things solutions that connect and help protect high-value infrastructure assets. The acquisition enables MSA to accelerate its strategy to enhance worker safety and accountability through the use of cloud technology and wireless connectivity; a key focus of the Company's recently established Safety ioTM subsidiary. MSA launched Safety ioTM in 2018, primarily to leverage the capabilities of its portable gas detection portfolio as it relates to cloud connectivity. The transaction was funded through borrowings on our unsecured senior revolving credit facility.
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

The amounts in the table above are subject to change upon completion of the valuation of the assets acquired and liabilities assumed. This valuation is expected to be completed by the end of the first quarter in 2020.
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management, based, in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the relief from royalty method for technology related intangible assets; the excess earnings approach for customer relationships using customer inputs and contributory charges; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on SMC pre-acquisition forecasts coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships acquired in the SMC transaction will be amortized over a period of 10 years and the technology will be amortized over 5 years. Estimated future amortization expense related to the identifiable intangible assets is approximately $0.3 million for the remainder of 2019, $1.2 million in each of the next four years 2020 through 2023 and $5.3 million thereafter. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $1.6 million. We recognized $1.1 million of amortization expense related to the step up during the nine months ended September 30, 2019 and the remaining $0.5 million will be recognized in the fourth quarter.
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

Our results for the three and nine months ended September 30, 2019, include strategic transaction costs of approximately $1.0 million and $2.9 million, respectively, including costs related to the acquisition of SMC. Our results for the three and nine months ended September 30, 2018, include an immaterial amount of strategic transaction costs. These costs are reported in selling, general and administrative expenses.
The operating results of the SMC acquisition have been included in our unaudited condensed consolidated financial statements from the acquisition date through September 30, 2019. Our results for the nine months ended September 30, 2019, include SMC sales and net loss of $8.2 million and $3.0 million, respectively. Excluding purchase accounting amortization for intangible assets and inventory step up of $1.5 million, transaction costs of $2.1 million, and stock compensation cost related to converted options and excess performance on PSUs related to the acquisition of $1.5 million, adjusted earnings for SMC for the nine months ended September 30, 2019 was $0.9 million.
The following unaudited pro forma information presents our combined results as if the SMC acquisition had occurred on January 1, 2019. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between MSA and SMC during the periods presented that are required to be eliminated. Intercompany transactions between SMC companies during the periods presented have been eliminated in the unaudited pro forma condensed combined financial information. The unaudited pro forma condensed combined financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined companies may achieve as a result of the acquisition or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.
Pro forma condensed combined financial information (Unaudited)

	Three months ended September 30,	Nine months ended September 30,
(In thousands, except per share amounts)	2018	2019	2018
Net sales	$337.1	$1,035.0	$1,013.0
Net income	34.1	104.2	99.8
Basic earnings per share	0.89	2.70	2.60
Diluted earnings per share	0.87	2.66	2.56

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
On May 20, 2019, the Company acquired 100% of the common stock of Sierra Monitor Corporation ("SMC") in an all-cash transaction valued at $33.2 million, net of cash acquired. Based in Milpitas, California, in the heart of Silicon Valley, SMC is a leading provider of fixed gas and flame detection instruments and Industrial Internet of Things solutions that connect and help protect high-value infrastructure assets. The acquisition enables MSA to accelerate its strategy to enhance worker safety and accountability through the use of cloud technology and wireless connectivity; a key focus of the company's recently established Safety ioTM subsidiary. MSA launched Safety ioTM in 2018, primarily to leverage the capabilities of its portable gas detection portfolio as it relates to cloud connectivity. The transaction was funded through borrowings on our unsecured senior revolving credit facility. Refer to Note—19 Acquisitions to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
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
International. Our International segment includes companies in Europe, the Middle East, Africa and the Asia Pacific region, some of which are in developing regions of the world. In our largest International affiliates (in Germany, France, United Kingdom (U.K.), Ireland and China), we develop, manufacture and sell a wide variety of products. In China, the products manufactured are sold primarily in the home country as well as in regional markets. Operations in other International segment countries focus primarily on sales and distribution in their respective home country markets. Although some of these companies may perform limited production, most of their sales are of products manufactured in our plants in Germany, France, the U.S., U.K., Ireland and China, or are purchased from third-party vendors. During the nine months ended September 30, 2019, a plan to close our South Africa affiliates was approved as part of our footprint rationalization, but we will continue to serve the Africa region through our channel partners.
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

PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include fixed gas and flame detection instruments, breathing apparatus where SCBA is the principal product, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. These products receive the highest levels of investment and resources as they typically realize higher levels of return on investment than non-core products. Core products comprised approximately 87% and 86% of sales for the nine months ended September 30, 2019 and 2018, respectively.
MSA maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and have their roots within the core product value chain. Key non-core products include respirators, eye and face protection, ballistic helmets and gas masks. Ballistic helmet and gas mask sales are the primary sales to our military customers and were approximately $27.0 million and $32.6 million globally during the nine months ended September 30, 2019 and 2018, respectively.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in MSA's Annual Report on Form 10-K for the year ended December 31, 2018.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018
Net Sales. Net sales for the three months ended September 30, 2019, were $351.0 million, an increase of $19.9 million, or 6.0% compared to $331.1 million for the three months ended September 30, 2018. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended September 30,		Dollar Increase	Percent Increase
(In millions)	2019	2018
Consolidated	$351.0	$331.1	$19.9	6.0%
Americas	234.6	209.3	25.3	12.1%
International	116.4	121.8	(5.4)	(4.4)%

Net Sales	Three Months Ended September 30, 2019 versus September 30, 2018
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	12.1%	(4.4)%	6.0%
Currency translation effects	0.4%	3.4%	1.6%
Constant currency sales change	12.5%	(1.0)%	7.6%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $234.6 million in the third quarter of 2019, an increase of $25.3 million, or 12.1%, compared to $209.3 million in the third quarter of 2018, on stronger core sales. During the quarter, constant currency sales in the Americas segment increased 12.5% compared to the prior year period, driven primarily by growth in industrial personal protective equipment, gas detection and air purifying respirators ("APR"). Breathing apparatus sales declined year over year due to delays in product certification for all firefighting breathing apparatus manufacturers, which delayed the launch of our next generation G1 SCBA by approximately six weeks. We began shipping the new G1 SCBA immediately upon receipt of the certification on September 30, 2019. The impact of lower breathing apparatus volumes in the quarter was mostly offset by revenue growth in firefighter helmets and protective apparel.

Net sales for the International segment were $116.4 million in the third quarter of 2019, a decrease of $5.4 million, or 4.4%, compared to $121.8 million for the third quarter of 2018. Constant currency sales in the International segment decreased 1.0% during the quarter as stronger core sales across our industrial and gas detection portfolio were offset by lower breathing apparatus sales and weaker non-core sales primarily in Europe on lower ballistic helmet sales. The decline in breathing apparatus sales year over year was primarily driven by a large order in our Pacific Asia region that shipped in the second half of 2018.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item I of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the third quarter of 2019 was $158.7 million, an increase of $10.4 million or 7.0%, compared to $148.3 million for the third quarter of 2018. The ratio of gross profit to net sales was 45.2% in the third quarter of 2019 compared to 44.8% in the same quarter last year. The higher gross profit ratio during the current quarter is primarily attributable to new product launches and pricing initiatives.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $82.9 million during the third quarter of 2019, an increase of $4.9 million or 6.3%, compared to $78.0 million in the third quarter of 2018. Overall, selling, general and administrative expenses were 23.6% of net sales in both the third quarter of 2019 and third quarter of 2018.
Please refer to the Selling, general and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Three Months Ended September 30, 2019 versus September 30, 2018
(Percent Change)	Consolidated
GAAP reported change	6.3%
Currency translation effects	1.7%
Constant currency change	8.0%
Less: Acquisitions and related strategic transaction costs	(4.0)%
Organic constant currency change	4.0%
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
Research and development expense. Research and development expense was $13.5 million during the third quarter of 2019, an increase of $0.2 million, compared to $13.3 million during the third quarter of 2018. Research and development expense was 3.9% of net sales in the third quarter of 2019 compared to 4.0% in the same period of 2018. We continue to develop new products for global safety markets, including the upcoming launch of the Altair io 360, which is a first-of-its-kind gas detection for area monitoring and the V-Gard H1 Safety Helmet, which is the next generation of head protection. During the third quarter of 2019, we capitalized $1.5 million of software development costs.
Restructuring charges. During the third quarter of 2019, the Company recorded restructuring charges of $1.9 million, primarily related to footprint rationalization and other restructuring programs associated with our ongoing initiatives to drive profitable growth in our International segment. This compared to restructuring charges of $2.6 million during the third quarter of 2018, primarily related to severance costs for staff reductions in our Northern North America region as well as staff reductions associated with our ongoing initiatives to drive profitable growth in Europe and the legal and operational realignment of our U.S. and Canadian operations.
Currency exchange. Currency exchange gains were $0.9 million in the third quarter of 2019 compared to $0.3 million in the third quarter of 2018. Currency exchange gains in both periods were related to foreign currency exposure on unsettled inter-company balances. Refer to Note 16—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item I of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.

Product liability expense. Product liability expense for the three months ended September 30, 2019 was $1.7 million related primarily to defense costs incurred for uninsured asserted cumulative trauma product liability claims as compared to $14.6 million during the same period in 2018 related primarily to an increase in our estimate for asserted cumulative trauma product liability reserve as well as defense costs incurred.
GAAP operating income. Consolidated operating income for the third quarter of 2019 was $59.6 million compared to consolidated operating income of $40.0 million in the same period last year. The increase in operating results was primarily driven by higher sales volumes as discussed above as well as lower product liability expense.
Adjusted operating income. Americas adjusted operating income for the third quarter of 2019 was $59.0 million, an increase of $7.5 million, or 14%, compared to $51.5 million in the prior year quarter. The increase was related to the higher level of sales and margin expansion driven primarily by new product launches and pricing initiatives.
International adjusted operating income for the third quarter of 2019 was $13.8 million, an increase of $0.5 million, or 3%, compared to $13.3 million in the prior year quarter. The increase in adjusted operating income is primarily attributable to improved leverage of SG&A driven by our cost reduction programs partially offset by a lower level of sales volumes.
Corporate segment adjusted operating loss for the third quarter of 2019 was $9.5 million, an increase of $1.7 million, or 22%, compared to an adjusted operating loss of $7.8 million in the third quarter of 2018 due to increased professional service expenses.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income	Three Months Ended September 30, 2019
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$234,624	$116,390	—	$351,014
GAAP operating income				59,614
Restructuring charges (Note 4)				1,850
Currency exchange gains, net (Note 6)				(913)
Product liability expense (Note 18)				1,730
Strategic transaction costs (Note 19)				952
Adjusted operating income (loss)	58,971	13,776	(9,514)	63,233
Adjusted operating margin %	25.1%	11.8%
Depreciation and amortization				9,547
Adjusted EBITDA	65,342	16,854	(9,416)	72,780
Adjusted EBITDA %	27.8%	14.5%

Adjusted operating income	Three Months Ended September 30, 2018
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$209,343	$121,753	—	$331,096
GAAP operating income				40,003
Restructuring charges (Note 4)				2,615
Currency exchange gains, net (Note 6)				(252)
Product liability expense (Note 18)				14,627
Strategic transaction costs (Note 19)				56
Adjusted operating income (loss)	51,532	13,329	(7,812)	57,049
Adjusted operating margin %	24.6%	10.9%
Depreciation and amortization				9,378
Adjusted EBITDA	57,573	16,559	(7,705)	66,427
Adjusted EBITDA %	27.5%	13.6%
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
Total other expense, net. Total other expense, net, for the third quarter of 2019 was $1.3 million, compared to $1.7 million for the same period in 2018, primarily due to the absence of the loss on extinguishment of debt recognized in third quarter of 2018.
Income taxes. The reported effective tax rate for the third quarter of 2019 was 26.9% compared to 11.0% for the third quarter of 2018. This increase from the prior year is attributable to benefits recognized in the third quarter of 2018 related to tax reform and amended returns, as well as expenses recognized in the third quarter of 2019 related to dividend income subject to income taxes in foreign jurisdictions and a reduction in the benefit related to domestic goods sold into foreign markets.
Net income attributable to MSA Safety Incorporated. Net income was $42.2 million for the third quarter of 2019, or $1.08 per diluted share compared to income of $33.7 million, or $0.86 per diluted share, for the same period last year.
Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018
Net Sales. Net sales for the nine months ended September 30, 2019, were $1,026.7 million compared to $996.3 million for the nine months ended September 30, 2018. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Nine Months Ended September 30,		Dollar Increase/ (Decrease)	Percent Increase/(Decrease)
(In millions, except percentage amounts)	2019	2018
Consolidated	$1,026.7	$996.3	$30.4	3.1%
Americas	679.7	633.8	45.9	7.2%
International	347.0	362.5	(15.5)	(4.3)%

Net Sales	Nine Months Ended September 30, 2019 versus September 30, 2018
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	7.2%	(4.3)%	3.1%
Currency translation effects	0.8%	5.2%	2.4%
Constant currency sales change	8.0%	0.9%	5.5%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by removing the percentage impact of currency translation effects from the overall percentage change in net sales.

Net sales for the Americas segment were $679.7 million for the nine months ended September 30, 2019, an increase of $45.9 million, or 7.2%, compared to $633.8 million for the same period in 2018, due to stronger core product sales. During the nine months ended September 30, 2019, constant currency sales in the Americas segment increased 8.0% compared to the prior year period, driven primarily by growth across our portfolio with notable strength in fixed gas and flame detection and fall protection.
Net sales for the International segment were $347.0 million for the nine months ended September 30, 2019, a decrease of $15.5 million, or 4.3%, compared to $362.5 million for the same period in 2018. During the nine months ended September 30, 2019, constant currency sales in the International segment increased 0.9% compared to the prior year period, as we recognized higher sales throughout our industrial and gas detection product portfolio partially offset by lower breathing apparatus sales and weaker non-core sales primarily in Europe on lower ballistic helmet sales. The decline in breathing apparatus sales year over year was primarily driven by a large non-recurring order in our Pacific Asia region during 2018.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item I of this Form 10-Q, for information regarding sales by product group.

We continue to target mid-single digit constant currency revenue growth for 2019.
Gross profit. Gross profit for the nine months ended September 30, 2019, was $469.8 million, an increase of $20.3 million, or 5%, compared to $449.5 million for the same period in 2018. The ratio of gross profit to net sales was 45.8% during the nine months ended September 30, 2019, compared to 45.1% in the same period last year. The higher gross profit ratio during the current period is primarily attributable to new product launches and pricing initiatives.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $245.3 million during the nine months ended September 30, 2019, an increase of $5.1 million or 2.1%, compared to $240.2 million during the same period in 2018. Overall, SG&A expenses were 23.9% of net sales during the nine months ended September 30, 2019, compared to 24.1% of net sales during the same period in 2018.
Please refer to the Selling, general and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Nine Months Ended September 30, 2019 versus September 30, 2018
(Percent Change)	Consolidated
GAAP reported change	2.1%
Currency translation effects	2.4%
Constant currency change	4.5%
Less: Acquisitions and related strategic transaction costs	(2.7)%
Organic constant currency change	1.8%
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
Research and development expense. Research and development expense was $41.5 million during the nine months ended September 30, 2019, an increase of $1.7 million, or 4%, compared to $39.8 million during the same period in 2018. Research and development expense was 4.0% of net sales during both the nine months ended September 30, 2019 and 2018. We continue to develop new products for global safety markets, including the newly unveiled MSA connected firefighter product powered by LUNAR, which was introduced in early 2019, as well as the upcoming launch of the Altair io 360, which is a first-of-its-kind gas detection for area monitoring and the V-Gard H1 Safety Helmet, which is the next generation of head protection. During nine months ended September 30, 2019, we capitalized $3.5 million of software development costs.

Restructuring charges. During the nine months ended September 30, 2019, the Company recorded restructuring charges of $11.2 million, primarily related to footprint rationalization and other restructuring programs associated with our ongoing initiatives to drive profitable growth in our International segment. These programs will continue to be executed in the fourth quarter of 2019. These activities are expected to provide $7 million to $8 million of annual savings, beginning in late 2019 and continuing into 2020. Additionally, we recognized a non-cash settlement charge associated with the closure of our pension plan in the U.K. This compared to restructuring charges of $10.2 million during the same period in 2018, primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth in Europe and the legal and operational realignment of our U.S. and Canadian operations.
Currency exchange. Currency exchange losses were $17.3 million in the nine months ended September 30, 2019, compared to $2.6 million during the same period in 2018. The increase in currency exchange losses was primarily due to the recognition of non-cash cumulative translation losses of approximately $15.4 million as a result of the approval of our plan to close our South Africa affiliates during the first quarter of 2019. This charge is related to the historical translation of the elements of the financial statements for the business from the functional currency to the U.S. Dollar. The translation impact has been historically recorded as currency translation adjustment (“CTA”), a separate component of accumulated other comprehensive loss within the equity section of the unaudited Condensed Consolidated Balance Sheet. The remaining currency exchange losses in both periods were related to foreign currency exposure on unsettled inter-company balances. Refer to Note 16—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item I of this Form 10-Q for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the nine months ended September 30, 2019, was $8.2 million, which related primarily to defense costs incurred for uninsured asserted cumulative trauma product liability claims. This compared to $25.5 million during the same period in 2018, which relates primarily to an increase in our estimate for asserted cumulative trauma product liability reserve in the third quarter as well as defense costs incurred and an adjustment to our estimated insurance receivables.
GAAP operating income. Consolidated operating income for the nine months ended September 30, 2019, was $146.3 million compared to operating income of $131.2 million in the same period in 2018. The increase in operating results was driven by higher sales volumes and lower product liability expense as disclosed above partially offset by higher currency exchange losses.
Adjusted operating income. Americas adjusted operating income for the nine months ended September 30, 2019, was $171.5 million, an increase of $20.0 million, or 13%, compared to $151.5 million during the same period in 2018. The increase was related to the higher level of sales and margin expansion driven primarily by new product launches and pricing initiatives as well as improved leverage of SG&A.
International adjusted operating income for the nine months ended September 30, 2019, was $39.9 million, a decrease of $2.1 million, or 5%, compared to $42.0 million during the same period in 2018. The decrease in adjusted operating income is primarily attributable to a lower level of sales volumes.
Corporate segment adjusted operating loss for the nine months ended September 30, 2019, was $25.5 million, an increase of $1.8 million, or 7%, compared to an adjusted operating loss of $23.7 million during the same period in 2018 due to increased professional service expenses.

The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income	Nine Months Ended September 30, 2019
(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated
Net sales	$679,699	$347,027	$—	$1,026,726
GAAP operating income				146,252
Restructuring charges (Note 4)				11,203
Currency exchange losses, net (Note 6)				17,338
Product liability expense (Note 18)				8,155
Strategic transaction costs (Note 19)				2,937
Adjusted operating income (loss)	171,463	39,888	(25,466)	185,885
Adjusted operating margin %	25.2%	11.5%
Depreciation and amortization				28,339
Adjusted EBITDA	190,084	49,313	(25,173)	214,224
Adjusted EBITDA %	28.0%	14.2%

Adjusted operating income	Nine Months Ended September 30, 2018
(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated
Net sales	$633,812	$362,508	$—	$996,320
GAAP operating income				131,235
Restructuring charges (Note 4)				10,223
Currency exchange losses, net (Note 6)				2,571
Product liability expense (Note 18)				25,469
Strategic transaction costs (Note 19)				208
Adjusted operating income (loss)	151,456	41,960	(23,710)	169,706
Adjusted operating margin %	23.9%	11.6%
Depreciation and amortization				$28,585
Adjusted EBITDA	$169,691	$52,001	$(23,401)	$198,291
Adjusted EBITDA %	26.8%	14.3%
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
Total other expense, net. Total other expense, net, during the nine months ended September 30, 2019, was $2.2 million, compared to $7.7 million during the same period in 2018, due to lower interest expense primarily as a result of a favorable adjustment related to a foreign uncertain tax position for which the statute of limitations has expired and the absence of the loss on extinguishment of debt recognized in 2018. We expect full-year 2019 interest expense to be between $14 million and $16 million.
Income taxes. The reported effective tax rate for the nine months ended September 30, 2019, was 26.3%, which included an expense of 2.5% due to non-deductible foreign currency exchange losses on entity closures compared to 19.1% for the same period in 2018, which included benefits related to tax reform and amended returns.

Net income attributable to MSA Safety Incorporated. Net income was $105.3 million for the nine months ended September 30, 2019, or $2.69 per diluted share compared to income of $99.3 million, or $2.55 per diluted share, for the same period last year.

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

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and acquisitions. At September 30, 2019, approximately 34% of our long-term debt is at fixed interest rates with repayment schedules through 2031. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2023. At September 30, 2019, approximately 81% of our borrowings are denominated in U.S. dollars.
At September 30, 2019, we had cash, cash equivalents and restricted cash totaling $108.9 million, which included $87.0 million of cash and cash equivalents held by our foreign subsidiaries. Cash, cash equivalents and restricted cash decreased $31.7 million during the nine months ended September 30, 2019, compared to decreasing $19.3 million during the same period in 2018. We continue to employ a balanced capital allocation strategy that prioritizes growth investments, funding our dividend and servicing debt obligations.
Operating activities. Operating activities provided cash of $88.3 million during the nine months ended September 30, 2019, compared to providing $186.2 million during the same period in 2018. The decrease in operating cash flows during the period was primarily attributable to lower collections on insurance receivables and a higher use of cash for working capital to support our higher level of sales and backlog. We made product liability payments of $25.1 million, net of collections on insurance receivables, in the nine months ended September 30, 2019, compared to collecting $50.8 million from insurance companies, net of product liability settlements paid, in the same period of 2018. Historically, cumulative trauma liability payments were funded with the Company's operating cash flow, pending resolution of disputed insurance coverage. For more than a decade, we have funded product liability settlements from operating cash flow. The vast majority of the insurance receivable and notes receivable - insurance companies balances at September 30, 2019, is attributable to reimbursement believed to be due under the terms of signed agreements with insurers and are not currently subject to litigation. While the timing of cash flows for product liability and insurance receivable can and do vary from quarter to quarter, we have been successful in establishing cash flow streams that have allowed us to fund these liabilities without a material impact on our capital allocation priorities.
Investing activities. Investing activities used cash of $73.8 million during the nine months ended September 30, 2019, compared to using $71.7 million during the same period in 2018. The acquisition of Sierra Monitor Corporation, purchase of short-term investments, net of proceeds from maturities and capital expenditures drove cash outflows from investing activities during the nine months ended September 30, 2019 while purchases of short-term investments and capital expenditures drove cash outflows from investing activities in the same period in 2018. During 2019, we incurred capital expenditures of $23.5 million including $3.5 million associated with software development and other growth programs. We plan to invest approximately $35 million in capital expenditures for the full year 2019.
Financing activities. Financing activities used cash of $40.8 million during the nine months ended September 30, 2019, compared to using $123.9 million during the same period in 2018. During the nine months ended September 30, 2019, we had net proceeds on long-term debt of $13.0 million primarily to fund the Sierra Monitor Corporation acquisition as compared to net payments of $80.7 million during the same period in 2018. We paid cash dividends of $47.2 million during the nine months ended September 30, 2019, compared to $42.6 million in the same period in 2018. We also used cash of $3.3 million during the nine months ended September 30, 2019 to repurchase shares under our 2015 stock repurchase program.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at September 30, 2019, resulted in a translation loss of $15.9 million being recorded to the cumulative translation adjustments shareholders' equity account during the nine months ended September 30, 2019, compared to a translation loss of $18.9 million during the same period in 2018. The translation losses during both periods were primarily related to the strengthening of the U.S. dollar relative to the euro, British pound and Brazilian real.

During the nine months ended September 30, 2019, we recognized approximately $17.3 million of currency exchange losses, net, in our unaudited Condensed Consolidated Statement of Income of which $15.1 million relates to non-cash currency exchange losses due primarily to an approved plan to close our South Africa affiliates. This charge is related to the historical translation of the elements of the financial statements for the business from the functional currency to the U.S. Dollar. The translation impact has been historically recorded as currency translation adjustment (“CTA”), a separate component of accumulated other comprehensive loss within the equity section of the unaudited Condensed Consolidated Balance Sheet.

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

Brexit has caused, and may continue to create, volatility in global stock markets and regional and global economic uncertainty particularly in the U.K. financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions worsen in the U.K. or in the rest of Europe, it may have an adverse effect on our consolidated operations and sales. The Company continues to monitor the economic situation related to Brexit and current analysis indicates that exposure in our supply chain related to additional duties and sourcing costs is not material. We have approximately $45 million of annual sales denominated in the British pound which are subject to exchange rate risk associated with any volatility in the British pound. We have long-term debt of $72.6 million at September 30, 2019, that is denominated in British pounds. Because the debt is denominated in local currency, the value of the debt and local cash flows are aligned with respect to movements in the exchange rate between the British pound and U.S. dollar.
COMMITMENTS AND CONTINGENCIES
We made contributions of $5.3 million to our pension plans during the nine months ended September 30, 2019. We expect to make total contributions of approximately $7.1 million to our pension plans in 2019 which are primarily associated with our International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2019, totaling $8.9 million, of which $2.4 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2019, the Company has $0.4 million of restricted cash in support of these arrangements.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We evaluate these estimates and judgments on an on-going basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our condensed consolidated financial statements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $15.3 million or 4.4% and $1.3 million or 3.0%, respectively, for the three months ended September 30, 2019.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2019, we had open foreign currency forward contracts with a U.S. dollar notional value of $75.7 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $7.6 million increase or decrease in the fair value of these contracts at September 30, 2019.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At September 30, 2019, we had $127.5 million of fixed rate debt which matures at various dates through 2031. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $9.5 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At September 30, 2019, we had $246.2 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could impact our future earnings under our current capital structure.

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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,591 cumulative trauma lawsuits comprised of 2,493 claims at September 30, 2019. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma or coal worker’s pneumoconiosis. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. A reserve has been established with respect to cumulative trauma product liability claims currently asserted and estimated incurred but not reported (“IBNR”) cumulative trauma product liability claims. Because our cumulative trauma product liability risk is subject to inherent uncertainties, including unfavorable trial rulings or developments, an increase in newly filed claims, or more aggressive settlement demands, and since MSA LLC is largely self-insured, there can be no certainty that MSA LLC may not ultimately incur losses in excess of presently recorded liabilities. These losses could have a material adverse effect on our business, operating results, financial condition and liquidity. We will adjust the reserve relating to cumulative trauma product liability claims from time to time based on whether the actual numbers, types and settlement values of claims asserted differ from current projections and estimates or there are significant changes in the facts underlying the assumptions used in establishing the reserve. These adjustments may be material and could materially impact future periods in which the reserve is adjusted.
In the normal course of business, MSA LLC makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the estimated amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $57.9 million and notes receivables of $55.6 million at September 30, 2019. Since MSA LLC is now largely self-insured for cumulative trauma claims, additional amounts recorded as insurance receivables will be limited and based on calculating the amounts to be reimbursed pursuant to negotiated Coverage-in-Place Agreements. Various factors could affect the timing and amount of recovery of the insurance receivable, including assumptions regarding claims composition (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Arrangements) and the extent to which the issuing insurers may become insolvent in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2019	411	$99.38	—	741,236
August 2019	369	105.63	—	736,229
September 2019	—	—	—	738,887
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

MSA SAFETY INCORPORATED

October 24, 2019	/s/ Kenneth D. Krause
Kenneth D. Krause
Sr. Vice President, Chief Financial Officer and Treasurer Duly Authorized Officer and Principal Financial Officer