Form 10-Q
period 2020-03-31
MSA Safety Inc
filed 2020-04-30
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2020
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
Registrant’s telephone number, including area code: (724) 776-8600
Former name or former address, if changed since last report: N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of April 24, 2020, 38,850,476 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Net sales	$341,145	$326,038
Cost of products sold	183,786	176,056
Gross profit	157,359	149,982

Selling, general and administrative	80,237	78,429
Research and development	14,112	13,705
Restructuring charges (Note 4)	2,007	5,831
Currency exchange losses, net (Note 6)	270	16,961
Product liability expense (Note 17)	1,951	2,896
Operating income	58,782	32,160

Interest expense	3,144	2,360
Other income, net	(1,259)	(2,579)
Total other expense (income), net	1,885	(219)

Income before income taxes	56,897	32,379
Provision for income taxes (Note 10)	13,095	9,003
Net income	43,802	23,376

Net income attributable to noncontrolling interests	(128)	(144)

Net income attributable to MSA Safety Incorporated	$43,674	$23,232

Earnings per share attributable to MSA Safety Incorporated common shareholders (Note 9):
Basic	$1.12	$0.60
Diluted	$1.11	$0.59
Dividends per common share	$0.42	$0.38
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2020	2019
Net income	$43,802	$23,376
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (Note 6)	(22,947)	361
Pension and post-retirement plan actuarial gains, net of tax (Note 6)	3,102	2,023
Unrealized (loss) gain on available-for-sale securities (Note 6)	(62)	536
Reclassification of currency translation from accumulated other comprehensive (loss) into net income (Note 6)	720	15,359
Total other comprehensive (loss) income, net of tax	(19,187)	18,279
Comprehensive income	24,615	41,655
Comprehensive income attributable to noncontrolling interests	(13)	(287)
Comprehensive income attributable to MSA Safety Incorporated	$24,602	$41,368
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$122,629	$152,195
Trade receivables, less allowance for credit loss of $5,283 and $4,860	263,002	255,082
Inventories (Note 3)	195,647	185,027
Investments, short-term (Note 16)	69,769	49,892
Prepaid income taxes	13,913	13,072
Notes receivable, insurance companies (Note 17)	3,706	3,676
Prepaid expenses and other current assets	35,114	34,419
Total current assets	703,780	693,363

Property, plant and equipment, net (Note 5)	163,141	167,038
Operating lease assets, net	48,341	51,675
Prepaid pension cost (Note 14)	78,512	75,066
Deferred tax assets (Note 10)	31,885	32,596
Goodwill (Note 13)	430,114	436,679
Intangible assets, net (Note 13)	165,819	171,326
Notes receivable, insurance companies, noncurrent (Note 17)	52,662	52,336
Insurance receivable (Note 17) and other noncurrent assets	56,672	59,614
Total assets	$1,730,926	$1,739,693

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$20,000	$20,000
Accounts payable	89,062	89,120
Employees’ compensation	28,392	41,882
Insurance and product liability (Note 17)	28,177	25,870
Income taxes payable (Note 10)	16,507	6,739
Warranty reserve (Note 17) and other current liabilities	82,080	93,898
Total current liabilities	264,218	277,509

Long-term debt, net (Note 12)	351,592	328,394
Pensions and other employee benefits	184,179	186,697
Noncurrent operating lease liabilities	39,857	42,632
Deferred tax liabilities (Note 10)	10,069	9,787
Product liability (Note 17) and other noncurrent liabilities	161,629	162,101
Total liabilities	$1,011,544	$1,007,120

Equity
Preferred stock, 4 1/2% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	232,167	229,127
Treasury shares, at cost (Note 7)	(329,674)	(305,159)
Accumulated other comprehensive loss (Note 6)	(233,075)	(214,003)
Retained earnings	1,039,609	1,012,266
Total MSA Safety Incorporated shareholders' equity	712,596	725,800
Noncontrolling interests	6,786	6,773
Total shareholders’ equity	719,382	732,573
Total liabilities and shareholders’ equity	$1,730,926	$1,739,693
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating Activities
Net income	$43,802	$23,376
Depreciation and amortization	9,640	9,326
Stock-based compensation (Note 11)	3,522	2,745
Pension expense (Note 14)	2,216	48
Deferred income tax provision (Note 10)	(546)	1,834
Loss on asset dispositions, net	122	25
Pension contributions (Note 14)	(1,891)	(1,767)
Currency exchange losses, net	270	16,961
Product liability expense (Note 17)	1,951	2,896
Collections on insurance receivables and notes receivable, insurance companies (Note 17)	3,000	8,122
Product liability payments (Note 17)	(2,328)	(20,003)
Changes in:
Trade receivables	(15,339)	(7,720)
Inventories (Note 3)	(18,988)	(16,127)
Prepaid expenses and other current assets	(4,396)	(8,055)
Accounts payable and accrued liabilities	(6,834)	(10,523)
Other noncurrent assets and liabilities	(594)	79
Cash Flow From Operating Activities	13,607	1,217
Investing Activities
Capital expenditures	(6,562)	(4,897)
Purchase of short-term investments (Note 16)	(69,612)	(52,541)
Proceeds from maturities of short-term investments (Note 16)	50,000	33,600
Property disposals	92	12
Cash Flow Used in Investing Activities	(26,082)	(23,826)
Financing Activities
Payments on short-term debt, net	—	91
Proceeds from long-term debt (Note 12)	378,000	133,000
Payments on long-term debt (Note 12)	(350,000)	(119,000)
Cash dividends paid	(16,331)	(14,652)
Company stock purchases (Note 7)	(27,730)	(7,446)
Exercise of stock options (Note 7)	2,733	1,465
Cash Flow Used in Financing Activities	(13,328)	(6,542)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,756)	(3,221)
Decrease in cash, cash equivalents and restricted cash	(29,559)	(32,372)
Beginning cash, cash equivalents and restricted cash	152,543	140,604
Ending cash, cash equivalents and restricted cash	$122,984	$108,232

Supplemental cash flow information:
Cash and cash equivalents	$122,629	$107,668
Restricted cash included in prepaid expenses and other current assets	355	564
Total cash, cash equivalents and restricted cash	$122,984	$108,232
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests
Balances December 31, 2018	$935,577	$(218,927)	$5,637
Net income	23,376	—	—
Foreign currency translation adjustments	—	361	—
Pension and post-retirement plan adjustments, net of tax of $666	—	2,023	—
Unrealized net gain on available-for-sale securities (Note 16)	—	536	—
Reclassification from accumulated other comprehensive (loss) into net income (Note 6)	—	15,359	—
Income attributable to noncontrolling interests	(144)	(143)	287
Common dividends	(14,642)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Cumulative effect of the adoption of ASU 2018-02	3,772	(3,772)	—
Balances March 31, 2019	$947,929	$(204,563)	$5,924

Balances December 31, 2019	$1,012,266	$(214,003)	$6,773
Net income	43,802	—	—
Foreign currency translation adjustments	—	(22,947)	—
Pension and post-retirement plan adjustments, net of tax of $1,067	—	3,102	—
Unrealized net loss on available-for-sale securities (Note 16)	—	(62)	—
Reclassification of currency translation from accumulated other comprehensive (loss) into net income (Note 6)	—	720	—
(Income) loss attributable to noncontrolling interests	(128)	115	13
Common dividends	(16,321)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances March 31, 2020	$1,039,609	$(233,075)	$6,786
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The condensed consolidated financial statements of MSA Safety Incorporated and its subsidiaries ("MSA" or the "Company") are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2019, Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Balance Sheet, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2019, which includes all disclosures required by U.S. GAAP.
Note 2—Recently Adopted and Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as reinsurance and trade receivables. This ASU was adopted on January 1, 2020, which did not have an impact on the unaudited condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. The Company adopted this ASU on January 1, 2020. Based the Company's portfolio of financial instruments and the limited amount of Level 3 investments, the adoption of this ASU did not have a material impact on the unaudited condensed consolidated financial statements but does expect changes to our annual disclosures.
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
Note 3—Inventories
The following table sets forth the components of inventory:

(In thousands)	March 31, 2020	December 31, 2019
Finished products	$74,180	$71,918
Work in process	8,072	4,083
Raw materials and supplies	155,587	151,129
Inventories at current cost	237,839	227,130
Less: LIFO valuation	(42,192)	(42,103)
Total inventories	$195,647	$185,027

Note 4—Restructuring Charges
During the three months ended March 31, 2020, we recorded restructuring charges of $2.0 million. International segment restructuring charges of $1.9 million during the three months ended March 31, 2020, were primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth.
During the three months ended March 31, 2019, we recorded restructuring charges of $5.8 million. International segment restructuring charges of $5.7 million during the three months ended March 31, 2019, were primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth. Corporate segment restructuring charges of $0.1 million during the three months ended March 31, 2019, were primarily related to the legal and operational realignment of our U.S. and Canadian operations.
Activity and reserve balances for restructuring charges by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2018	$0.5	$4.0	$—	$4.5
Restructuring charges	0.5	12.7	0.6	13.8
Currency translation and other adjustments	(0.1)	(0.6)	—	(0.7)
Cash payments / utilization	(0.6)	(10.2)	(0.6)	(11.4)
Reserve balances at December 31, 2019	$0.3	$5.9	$—	$6.2
Restructuring charges	0.1	1.9	—	2.0
Currency translation and other adjustments	—	(0.1)	—	(0.1)
Cash payments / utilization	(0.1)	(1.8)	—	(1.9)
Reserve balances at March 31, 2020	$0.3	$5.9	$—	$6.2

Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	March 31, 2020	December 31, 2019
Land	$4,107	$4,194
Buildings	124,221	125,223
Machinery and equipment	395,784	397,287
Construction in progress	24,588	24,759
Total	548,700	551,463
Less: accumulated depreciation	(385,559)	(384,425)
Property, plant and equipment, net	$163,141	$167,038

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	MSA Safety Incorporated				Noncontrolling Interests
	Three Months Ended March 31,				Three Months Ended March 31,
(In thousands)	2020		2019		2020	2019
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(124,848)		$(115,517)		$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 14)	(52)		(105)		—	—
Recognized net actuarial losses (Note 14)	4,221		2,794		—	—
Tax benefit	(1,067)		(666)		—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	3,102		2,023		—	—
Reclassification to retained earnings due to adoption of ASU 2018-02	$—		$(3,772)
Balance at end of period	$(121,746)		$(117,266)		$—	$—
Available-for-sale securities
Balance at beginning of period	6		(572)			—
Unrealized (loss) gain on available-for-sale securities (Note 16)	(62)		536			—
Balance at end of period	$(56)		$(36)		$—	$—
Foreign Currency Translation
Balance at beginning of period	(89,161)		(102,838)		423	496
Reclassification from accumulated other comprehensive loss into net income	720	(b)	15,359	(c)	—	—
Foreign currency translation adjustments	(22,832)		218		(115)	143
Balance at end of period	$(111,273)		$(87,261)		$308	$639
(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 14—Pensions and Other Post-retirement Benefits).
(b) Reclassifications into net income relate primarily to the approval of our plan to close several subsidiaries in our Europe, Middle East & Africa ("EMEA") region and are included in Currency exchange losses, net, within the unaudited Condensed Consolidated Statement of Income.
(c) Reclassifications into net income relate primarily to the closure of our South Africa subsidiaries and are included in Currency exchange losses, net, within the unaudited Condensed Consolidated Statement of Income.

Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,998 shares held in treasury at March 31, 2020. The Treasury shares at cost line on the unaudited Condensed Consolidated Balance Sheet includes $1.8 million related to preferred stock. There were treasury purchases of 120 preferred stock shares during the three months ended March 31, 2020. There were no treasury purchases of preferred stock during the three months ended March 31, 2019. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of March 31, 2020.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2019. No new shares were issued during the three months ended March 31, 2020, or 2019. There were 38,845,594 and 38,841,194 shares outstanding at March 31, 2020, and December 31, 2019, respectively.
Treasury Shares - The Company's share repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the three months ended March 31, 2020, 175,000 shares were repurchased under this program. No shares were repurchased under the program during the three months ended March 31, 2019. We do not have any other share repurchase programs. There were 23,235,797 and 23,240,197 Treasury Shares at March 31, 2020, and December 31, 2019, respectively.
The Company issues Treasury Shares for all share based benefit plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 58,840 and 230,112 Treasury Shares issued for these purposes during the three months ended March 31, 2020 and 2019, respectively.
Common stock activity is summarized as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$229,127	$(303,566)	$211,806	$(296,390)
Stock compensation expense	3,522	—	2,745	—
Restricted and performance stock awards	(2,239)	2,239	(2,411)	2,411
Stock options exercised	1,757	976	959	506
Treasury shares purchased	—	(7,617)	—	(7,446)
Share repurchase program	—	(20,113)	—	—
Balance at end of period	$232,167	$(328,081)	$213,099	$(300,919)

Note 8—Segment Information
On January 1, 2020, we restructured our business from six geographical operating segments into four geographical operating segments that are based on management responsibilities: Northern North America, Latin America, Europe, Middle East & Africa ("EMEA"), and Asia Pacific ("APAC") to better serve customer needs. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: Americas, International, and Corporate. The operating segment change did not impact reportable segments as all changes were within the International reportable segment.
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
Adjusted operating income (loss), adjusted operating margin, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA margin are the measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is defined as operating income excluding restructuring charges, currency exchange gains (losses), product liability expense, strategic transaction costs and COVID-19 related costs and adjusted operating margin is defined as adjusted operating income (loss) divided by segment sales to external customers. Adjusted EBITDA is defined as adjusted operating income (loss) plus depreciation and amortization and adjusted EBITDA margin is defined as adjusted EBITDA divided by segment sales to external customers. Adjusted operating income (loss), adjusted operating margin, adjusted EBITDA and adjusted EBITDA margin are not recognized terms under U.S. GAAP, and therefore, do not purport to be alternatives to operating income or operating margin as a measure of operating performance. Further, the Company's measure of adjusted operating income (loss), adjusted operating margin, adjusted EBITDA and adjusted EBITDA margin may not be comparable to similarly titled measures of other companies. Adjusted operating income (loss) and adjusted EBITDA on a consolidated basis is presented in the following table to reconcile the segment operating performance measure to operating income as presented on the Consolidated Statement of Income.
The accounting principles applied at the operating segment level in determining operating income (loss) are generally the same as those applied at the consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.

Reportable segment information is presented in the following table:

(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated Totals
Three Months Ended March 31, 2020
Sales to external customers	$231,253	$109,892	$—	$341,145
Operating income				58,782
Restructuring charges (Note 4)				2,007
Currency exchange losses, net (Note 6)				270
Product liability expense (Note 17)				1,951
Strategic transaction costs (Note 18)				97
COVID-19 related costs				757
Adjusted operating income (loss)	59,807	12,671	(8,614)	63,864
Adjusted operating margin %	25.9%	11.5%
Depreciation and amortization				9,640
Adjusted EBITDA	66,257	15,765	(8,518)	73,504
Adjusted EBITDA %	28.7%	14.3%

(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated Totals
Three Months Ended March 31, 2019
Sales to external customers	$213,687	$112,351	$—	$326,038
Operating income				32,160
Restructuring charges (Note 4)				5,831
Currency exchange losses, net (Note 6)				16,961
Product liability expense (Note 17)				2,896
Strategic transaction costs (Note 18)				456
Adjusted operating income (loss)	54,803	11,040	(7,539)	58,304
Adjusted operating margin %	25.6%	9.8%
Depreciation and amortization				9,326
Adjusted EBITDA	60,900	14,171	(7,441)	67,630
Adjusted EBITDA %	28.5%	12.6%

Total sales by product group was as follows:

Three Months Ended March 31, 2020	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	75,844	22%	52,693	23%	$23,151	21%
Fixed Gas & Flame Detection	69,911	21%	41,247	18%	28,664	26%
Firefighter Helmets & Protective Apparel	42,547	12%	35,113	15%	7,434	7%
Portable Gas Detection	41,052	12%	27,648	12%	13,404	12%
Industrial Head Protection	35,332	10%	27,555	12%	7,777	7%
Fall Protection	27,428	8%	17,697	8%	9,731	9%
Other*	49,031	15%	29,300	12%	19,731	18%
Total	$341,145	100%	$231,253	100%	$109,892	100%

Three Months Ended March 31, 2019	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$75,446	23%	$50,904	24%	$24,542	22%
Fixed Gas & Flame Detection	60,398	19%	32,930	15%	27,468	24%
Firefighter Helmets & Protective Apparel	43,577	13%	35,064	16%	8,513	8%
Portable Gas Detection	40,726	13%	26,991	13%	13,735	12%
Industrial Head Protection	35,744	11%	27,836	13%	7,908	7%
Fall Protection	30,128	9%	17,961	8%	12,167	11%
Other*	40,019	12%	22,001	11%	18,018	16%
Total	$326,038	100%	$213,687	100%	$112,351	100%
* Other products include sales of Air Purifying Respirators.

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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Net income	$43,674	$23,232
Preferred stock dividends	(10)	(10)
Net income available to common equity	43,664	23,222
Dividends and undistributed earnings allocated to participating securities	(33)	(22)
Net income available to common shareholders	43,631	23,200

Basic weighted-average shares outstanding	38,824	38,536
Stock options and other stock compensation	528	548
Diluted weighted-average shares outstanding	39,352	39,084
Antidilutive stock options	—	—

Earnings per share:
Basic	$1.12	$0.60
Diluted	$1.11	$0.59

Note 10—Income Taxes

The Company's effective tax rate for the three months ended March 31, 2020, was 23.0% and differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, higher foreign entity losses in jurisdictions where we cannot take tax benefits, partially offset by tax benefits on certain share-based payments. The Company's effective tax rate for the three months ended March 31, 2019, was 27.8% which differs from the U.S. federal statutory rate of 21% primarily due to non-deductible foreign exchange on entity closures partially offset by tax benefits on certain share-based payments.
At March 31, 2020, the Company had a gross liability for unrecognized tax benefits of $4.8 million. The Company has recognized tax benefits associated with these liabilities of $1.9 million at March 31, 2020. The gross liability includes amounts associated with prior period foreign tax exposure.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest related to uncertain tax positions was $0.7 million at March 31, 2020.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our condensed consolidated financial statements.
Note 11—Stock Plans
The 2016 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2026. Management stock-based compensation includes stock options, restricted stock awards, restricted stock units and performance stock units. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2027. We issue treasury shares for stock option exercises and grants of restricted stock and performance stock. Please refer to Note 7—Capital Stock for further information regarding stock compensation share issuance.
Stock compensation expense is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Stock compensation expense	$3,522	$2,745
Income tax benefit	859	670
Stock compensation expense, net of income tax benefit	$2,663	$2,075

A summary of stock option activity for the three months ended March 31, 2020, follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	559,656	$45.78
Exercised	(72,937)	37.47
Forfeited	(952)	41.98
Outstanding at March 31, 2020	485,767	47.03
Exercisable at March 31, 2020	481,388	$47.03

Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the three months ended March 31, 2020, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	172,701	$90.38
Granted	35,937	124.99
Vested	(30,849)	73.24
Forfeited	(1,654)	97.22
Unvested at March 31, 2020	176,135	$100.38

Performance stock units have a market condition modifier and are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units granted in the first quarter of 2020 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period plus an additional modifier based on total shareholder return (TSR) over the performance period. The following weighted average assumptions were used in estimating the fair value of the performance stock units granted in the first quarter of 2020.

Fair value per unit	$127.36
Risk-free interest rate	1.16%
Expected dividend yield	1.48%
Expected volatility	24.8%
MSA stock beta	0.988

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
A summary of performance stock unit activity for the three months ended March 31, 2020 follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	238,035	$85.39
Granted	64,791	127.36
Performance adjustments	33,499	72.36
Vested	(132,036)	73.00
Forfeited	(448)	72.28
Unvested at March 31, 2020	203,841	$104.65

The performance adjustments above relate primarily to the final number of shares issued for the 2017 performance unit awards which vested in the first quarter of 2020 at 135.7% of the target award based on both cumulative performance against the operating margin and revenue growth targets and MSA's TSR during the three year performance period.
Note 12—Long-Term Debt

(In thousands)	March 31, 2020	December 31, 2019
2010 Senior Notes payable through 2021, 4.00%, net of debt issuance costs	$40,000	$40,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	68,160	72,708
Senior revolving credit facility maturing in 2023, net of debt issuance costs	263,432	235,686
Total	371,592	348,394
Amounts due within one year, net of debt issuance costs	20,000	20,000
Long-term debt, net of debt issuance costs	$351,592	$328,394

On September 7, 2018, the Company entered into an amended agreement covering its senior revolving credit facility that extended its term through September 2023 and increased the capacity to $600.0 million. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Prime Rate, (ii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iii) the Overnight Bank Funding Rate, plus one half of one percent (0.50%), or (iv) the Daily Libor Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 1.98% as of March 31, 2020. At March 31, 2020, $333.1 million of the existing $600.0 million senior revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval from the bank group.

On January 22, 2016, the Company entered into an amended multi-currency note purchase and private shelf agreement, pursuant to which the Company issued notes in an aggregate original principal amount of £54.9 million (approximately $68.3 million at March 31, 2020). The Notes are repayable in annual installments of £6.1 million (approximately $7.6 million at March 31, 2020), commencing January 22, 2023, with a final payment of any remaining amount outstanding on January 22, 2031. The interest rate on these Notes is fixed at 3.4%. On September 7, 2018, the Company further amended the multi-currency note purchase and private shelf agreement, among other things, to allow the Company to request from time to time during a three-year period ending September 7, 2021, the issuance of up to $150 million of additional senior notes. No additional notes have been issued under the amended agreement as of March 31, 2020.

On January 4, 2019, the Company entered into an amended and restated master note facility with New York Life.   Under the amended facility, the Company may request from time to time during a three-year period ending January 4, 2022, the issuance of up to $150 million of additional senior promissory notes. As of March 31, 2020, no notes have been issued under the amended facility.
The senior revolving credit facility and the multi-currency note purchase and private shelf agreement require the Company to comply with specified financial covenants, including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.50 to 1.00; except during an acquisition period in which case the consolidated net leverage ratio shall not exceed 4.00 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, both agreements contain negative covenants limiting the ability of the Company and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of MSA's or its subsidiaries' business. However, the covenants contained in the New York Life amended facility do not apply until promissory notes are issued.
The Company was in compliance with all covenants at March 31, 2020.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2020, totaling $8.3 million, of which $1.8 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2020, the Company has $0.4 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the three months ended March 31, 2020 are as follows:

(In thousands)	Goodwill
Balance at January 1, 2020	$436,679
Currency translation	(6,565)
Balance at March 31, 2020	$430,114

At March 31, 2020, the Company had goodwill of $293.2 million and $136.9 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net during the three months ended March 31, 2020, are as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2020	$171,326
Amortization expense	(2,886)
Currency translation	(2,621)
Net balance at March 31, 2020	$165,819

At March 31, 2020, the above intangible assets balance includes a trade name related to the Globe acquisition with an indefinite life totaling $60.0 million.

Note 14—Pensions and Other Post-retirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019
Three Months Ended March 31,
Service cost	$3,012	$2,423	$99	$89
Interest cost	3,726	4,705	179	249
Expected return on plan assets	(8,503)	(9,653)	—	—
Amortization of prior service cost (credit)	46	(4)	(98)	(101)
Recognized net actuarial losses	3,935	2,577	286	217
Net periodic benefit cost (a)	$2,216	$48	$466	$454

(a) Components of net periodic benefit cost other than service cost are included in the line item "Other income, net" in the unaudited Condensed Consolidated Statement of Income.
We made contributions of $1.9 million and $1.8 million to our pension plans during the three months ended March 31, 2020 and 2019, respectively. We expect to make total contributions of approximately $7.6 million to our pension plans in 2020 which are primarily associated with our International segment.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the unaudited Condensed Consolidated Statement of Income. The notional amount of open forward contracts was $75.4 million and $74.9 million at March 31, 2020, and December 31, 2019, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheet location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	March 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign exchange contracts: Warranty reserve and other current liabilities	$261	$125
Foreign exchange contracts: Prepaid expenses and other current assets	2,056	687

The following table presents the unaudited Condensed Consolidated Statement of Income location and impact of derivative financial instruments:

		Loss Recognized in Income
		Three Months Ended March 31,
(In thousands)	Statement of Income Location	2020	2019
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses, net	$376	$1,262

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
The valuation methodologies we used to measure financial assets and liabilities include the derivative financial instruments described in Note 15—Derivative Financial Instruments. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy. With the exception of our investments in marketable securities and fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values.
We value our investments in marketable securities, primarily fixed income, at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments are classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $69.6 million and $49.7 million as of March 31, 2020 and December 31, 2019, respectively. The fair value was $69.8 million and $49.9 million as of March 31, 2020 and December 31, 2019, respectively, which was reported in "Investments, short-term" in the accompanying unaudited Condensed Consolidated Balance Sheet. The change in fair value is recorded in other comprehensive income, net of tax. The Company does not intend to sell, nor is it more likely than not that we will be required to sell, these securities prior to recovery of their cost, as such, management believes that any unrealized gains or losses are temporary; therefore, no impairment gains or losses relating to these securities have been recognized.  All investments in marketable securities have maturities of one year or less and are currently in an unrealized loss position as of March 31, 2020.
The reported carrying amount of our fixed rate long-term debt (including the current portion) was $108 million and $113 million at March 31, 2020, and December 31, 2019, respectively. The fair value of this debt was $115 million and $129 million at March 31, 2020, and December 31, 2019, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 17—Contingencies
Product liability
We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. The Company estimates its liability for single incident product liability claims based on expected settlement costs for asserted single incident product liability claims and an estimate of costs for single incident product liability claims incurred but not reported ("IBNR"). The estimate for IBNR claims is based on experience, sales volumes, and other relevant information. The reserve for single incident product liability claims, which includes asserted single incident product liability claims and IBNR single incident product liability claims, was $3.3 million and $3.1 million at March 31, 2020 and December 31, 2019, respectively. Single incident product liability expense was $0.2 million during both the three months ended March 31, 2020 and March 31, 2019. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate.

Cumulative trauma product liability claims. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. One of the Company's subsidiaries Mine Safety Appliances Company, LLC ("MSA LLC") was named as a defendant in 1,658 lawsuits comprised of 2,520 claims as of March 31, 2020. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The products at issue were manufactured many years ago and are not currently offered by MSA LLC.
A summary of cumulative trauma product liability lawsuits and asserted cumulative trauma product liability claims activity is as follows:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Open lawsuits, beginning of period	1,605	1,481
New lawsuits	113	346
Settled and dismissed lawsuits	(60)	(222)
Open lawsuits, end of period	1,658	1,605

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Asserted claims, beginning of period	2,456	2,355
New claims	124	486
Settled and dismissed claims	(60)	(385)
Asserted claims, end of period	2,520	2,456

More than half of the open lawsuits at March 31, 2020, have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any time due to changes in circumstances.
Total cumulative trauma product liability reserve was $167.3 million at March 31, 2020, including $3.2 million for claims settled but not yet paid and related defense costs, and $167.5 million at December 31, 2019, including $3.0 million for claims settled but not yet paid and related defense costs. This reserve includes estimated amounts for asserted claims and IBNR claims. Those estimated amounts reflect asbestos, silica and coal dust claims expected to be resolved through the year 2069 and are not discounted to present value. The Company revised its estimates of MSA LLC's potential liability for cumulative trauma product liability claims for the year ended December 31, 2019 as a result of its annual review process described below. The reserve does not include amounts which will be spent to defend the claims covered by the reserve. Defense costs are recognized in the unaudited Condensed Consolidated Statement of Income as incurred. There was no change in trends or other activity during the quarter that required an interim remeasurement of the cumulative trauma product liability reserve as of March 31, 2020.
At March 31, 2020, $17.6 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheet and the remainder, $149.7 million, is recorded in the Product liability and other noncurrent liabilities line. At December 31, 2019, $17.4 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheet and the remainder, $150.1 million, is recorded in the Product liability and other noncurrent liabilities line.
Total cumulative trauma liability losses were $2.1 million for the three months ended March 31, 2020, and $3.3 million for the three months ended March 31, 2019, both primarily related to the defense of cumulative trauma product liability claims. Uninsured cumulative trauma product liability losses, which were included in Product liability expense on the unaudited Condensed Consolidated Statement of Income, were $1.8 million and $2.8 million for the three months ended March 31, 2020 and March 31, 2019, respectively, and represent the total cumulative trauma liability losses net of any estimated insurance receivables as discussed below.
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
Because cumulative trauma product liability litigation is subject to the significant modeling assumptions and inherent uncertainties described above, and unfavorable rulings or developments could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities. The reserve for cumulative trauma product liability claims may be adjusted from time to time based on changes to the factors and assumptions described above. If future estimates of cumulative trauma product liability claims are materially different than the accrued liability, we will record an appropriate adjustment to the unaudited Condensed Consolidated Statement of Income. These adjustments could materially impact our consolidated financial statements in future periods.
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

Insurance receivables at March 31, 2020, totaled $61.2 million, of which, $7.6 million is reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheet and $53.6 million is reported in Insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2019, totaled $63.8 million, of which $7.6 million was reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheet and $56.2 million was reported in Insurance receivable and other noncurrent assets. The vast majority of the $61.2 million insurance receivable balance at March 31, 2020 is attributable to reimbursement believed to be due under the terms of signed Coverage-In-Place Agreements and a portion of the amount represents the estimated recovery of IBNR amounts not yet incurred.
A summary of insurance receivables balance and activity related to cumulative trauma product liability losses is as follows:

(In millions)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Balance beginning of period	$63.8	$71.7
Additions	0.4	9.1
Collections and other adjustments	(3.0)	(17.0)
Balance end of period	$61.2	$63.8

In other cases, we have recorded formal notes receivables due from scheduled payment streams according to negotiated settlement agreements.
Notes receivable from insurance companies at March 31, 2020, totaled $56.4 million, of which $3.7 million is reported in Notes receivable, insurance companies, current on the unaudited Condensed Consolidated Balance Sheet and $52.7 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2019, totaled $56.0 million, of which $3.7 million was reported in Notes receivable, insurance companies, current on the unaudited Condensed Consolidated Balance Sheet and $52.3 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of notes receivables from insurance companies balance is as follows:

(In millions)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Balance beginning of period	$56.0	$59.6
Additions	0.4	1.5
Collections	—	(5.1)
Balance end of period	$56.4	$56.0

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

The following table reconciles the changes in the Company's accrued warranty reserve:

(In thousands)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Beginning warranty reserve	$12,715	$14,214
Warranty payments	(3,001)	(12,664)
Warranty claims	3,043	12,033
Provision for product warranties and other adjustments	(163)	(868)
Ending warranty reserve	$12,594	$12,715
Warranty expense was $2.9 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively, and is included in "Costs of products sold" on the unaudited Condensed Consolidated Statement of Income.
Note 18—Acquisitions

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

Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management, based, in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the relief from royalty method for technology related intangible assets; the excess earnings approach for customer relationships using customer inputs and contributory charges; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on SMC pre-acquisition forecasts coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships acquired in the SMC transaction will be amortized over a period of 10 years and the technology will be amortized over 5 years. Estimated future amortization expense related to the identifiable intangible assets is approximately $0.9 million for the remainder of 2020, $1.2 million in each of the next three years, $1.1 million in 2024 and $4.2 million thereafter. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $1.6 million which was fully recognized as amortization expense during the year ended December 31, 2019.
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

Our results for the three months ended March 31, 2020, include strategic transaction costs of approximately $0.1 million compared to $0.5 million for the for the three months ended March 31, 2019. These costs are reported in selling, general and administrative expenses.
The operating results of the SMC acquisition have been included in our consolidated financial statements from the acquisition date as part of the Americas reportable segment. Our results for the three months ended March 31, 2020, include SMC sales and net income of $5.7 million and $0.5 million, respectively. Excluding purchase accounting amortization for intangible assets and transaction costs of $0.4 million, adjusted earnings for SMC for the three months ended March 31, 2020, was $0.9 million.
The following unaudited pro forma information presents our combined results as if the SMC acquisition had occurred on January 1, 2019. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between MSA and SMC during the period presented that are required to be eliminated. Intercompany transactions between SMC companies during the periods presented have been eliminated in the unaudited pro forma combined financial information. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined companies may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

(In millions, except per share amounts)	Three months ended March 31, 2019
Net sales	$331.6
Net income	23.2
Basic earnings per share	0.60
Diluted earnings per share	0.59

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
The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this quarterly report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of our annual report entitled “Forward-Looking Statements” and “Risk Factors,” and those discussed in our Form 10-Q quarterly reports filed after such annual report (such as in Part II, Item 1A, “Risk Factors.”
BUSINESS OVERVIEW
MSA is a global leader in the development, manufacture and supply of safety products that protect people and facility infrastructures. Recognized for their market leading innovation, many MSA products integrate a combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life-threatening situations. The Company's comprehensive product line, which is governed by rigorous safety standards across highly regulated industries, is used by workers around the world in a broad range of markets, including fire service, oil, gas and petrochemical industry, construction, industrial manufacturing applications, utilities, mining and the military. MSA's core products include breathing apparatus, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of safety solutions for customers in key global markets.
MSA provides safety equipment to a broad range of customers who must continue to work in times of global pandemic as is now the case with COVID-19. Our customers include first responders, who are tasked with keeping citizens safe, and include industrial and utility workers tasked with maintaining critical infrastructure. For this reason, in order to successfully fulfill our mission as The Safety Company, MSA is an essential business and has continued operating its manufacturing facilities during these times, to the extent practicable, while protecting the health and safety of our workforce, and complying with all applicable laws. The Company has established a special advisory committee to evaluate ongoing concerns, risks and challenges with respect to COVID-19 across its operations and corporate headquarters in January 2020. The Company‘s pandemic response plan includes four key priorities: protecting the health and safety of MSA associates, enabling business continuity, expanding manufacturing capacity of MSA’s existing air-purifying respirator portfolio, and managing its operating expenses and capital structure.
We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. On January 1, 2020, to best serve these customer preferences, we restructured our business from six geographical operating segments into four: Northern North America, Latin America, Europe, Middle East & Africa ("EMEA"), and Asia Pacific ("APAC"). These four operating segments are further aggregated into three reportable geographic segments: Americas, International and Corporate. This change did not impact reportable segments as all changes were within the International segment. In 2019, 65% and 35% of our net sales were made by our Americas and International segments, respectively.
Americas. Our largest manufacturing and research and development facilities are located in the United States (U.S.). We serve our markets across the Americas with manufacturing facilities in the U.S., Mexico and Brazil. Operations in the other countries within the Americas segment focus primarily on sales and distribution in their respective home country markets.
International. Our International segment includes companies in Europe, the Middle East and the Asia Pacific region. In our largest International subsidiaries (in Germany, France, United Kingdom (U.K.), Ireland and China), we develop, manufacture and sell a wide variety of products. In China, the products manufactured are sold primarily in China as well as in regional markets. Operations in other International segment countries focus primarily on sales and distribution in their respective home country markets. Although some of these companies may perform limited production, most of their sales are of products manufactured in our plants in Germany, France, the U.S., U.K., Ireland and China or are purchased from third-party vendors.
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

PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include breathing apparatus, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. Core products comprised approximately 85% and 88% of sales for the three months ended March 31, 2020 and 2019. MSA also maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and often reflect more episodic or contract-driven growth patterns. Key non-core products include air-purifying respirators ("APR"), eye and face protection, ballistic helmets and gas masks.
MSA does not produce disposable respirators of any type; however, Mine Safety Appliances Company, LLC ("MSA LLC"), one of the Company's subsidiaries, does produce advanced elastomeric APR, including half-mask respirators, full-facepiece respirators and powered air purifying respirators, each with replaceable filters providing a minimum of N-95 filtration capability. These products have historically been used in many industrial and first responder applications. APR products represented 8% of our consolidated sales in the first quarter of 2020 with approximately 70% of this business being in our Americas segment. In the first quarter, Emergency Use Authorizations ("EUA") have been issued by the FDA to expand the types of respiratory protection available to the medical community in response to COVID-19. Those include an EUA that temporarily permits the use of NIOSH-approved respirators in healthcare settings, including elastomeric APR that are part of MSA's existing portfolio. MSA LLC is committed to increasing production of masks within the existing portfolio to support our customer base and other response efforts.
MSA maintains a diversified portfolio of safety products that protect workers and facility infrastructure across a broad array of end markets. While the company sells its products through distribution, which can limit end-user visibility, the company provides estimated ranges of end market exposure to facilitate understanding of its growth drivers. The company estimates that approximately 35%-40% of its overall revenue is derived from the fire service market and 25%-30% of its revenue is derived from the energy market. The remaining 30%-40% is split between construction, utilities, general industrial applications, military and mining.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in MSA's Annual Report on Form 10-K for the year ended December 31, 2019.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019
Net Sales. Net sales for the three months ended March 31, 2020, were $341.1 million, an increase of $15.1 million, or 4.6%, driven by a strong March compared to $326.0 million for the three months ended March 31, 2019. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended March 31,		Dollar Increase	Percent Increase
(In millions)	2020	2019
Consolidated	$341.1	$326.0	$15.1	4.6%
Americas	231.2	213.7	17.5	8.2%
International	109.9	112.3	(2.4)	(2.1)%

Net Sales	Three Months Ended March 31, 2020 versus March 31, 2019
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	8.2%	(2.1)%	4.6%
Currency translation effects	1.6%	2.9%	2.1%
Constant currency sales change	9.8%	0.8%	6.7%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales.

Net sales for the Americas segment were $231.2 million in the first quarter of 2020, an increase of $17.5 million, or 8.2%, compared to $213.7 million in the first quarter of 2019. During the quarter, constant currency sales in the Americas segment increased 9.8% compared to the prior year period, driven by growth across a substantial portion of the portfolio, with notable increases in gas detection and air purifying respirators ("APR") as a result of the global mask shortage caused by the COVID-19 pandemic. The Company's subsidiary, MSA LLC, is ramping production of APR in its Jacksonville, NC plant and expects to make progress in increasing capacity to meet the surge in demand in this area over the next several quarters. The backlog for APR is sizable and growing, however, it will take time to ramp up manufacturing capacity and convert the backlog into revenue.
Net sales for the International segment were $109.9 million in the first quarter of 2020, a decrease of $2.4 million, or 2.1%, compared to $112.3 million for the first quarter of 2019. Constant currency sales in the International segment increased 0.8% during the quarter as stronger sales in the EMEA region were up 3% driven by fixed gas and flame detection sales, which more than offset lower fall protection system sales. Also, contributing to increased sales in the EMEA region was APR sales due to the pandemic, which more than offset lower ballistic sales in the region. Sales in the APAC region declined by over 5% primarily in China due to an extended closure in response to the COVID-19 pandemic. China is now back to full capacity.

For the month of April, MSA’s total incoming order pace was up over 10% from the same period a year ago as strong demand for respirators and firefighter safety products more than offset a downturn in industrial-based products. APR demand increased significantly late in the quarter as we received a surge of orders in response to the COVID-19 pandemic. MSA LLC is investing in its respirator business to increase capacity to meet increasing demand in this area associated with the COVID-19 pandemic. At the same time, the Company has lowered its near-term growth expectations for employment-based personal protective equipment ("PPE") products in industrial and energy markets. While MSA’s diversified portfolio and secular safety trends have supported healthy orders in April, conditions are challenging and there is a great deal of uncertainty in the economy and the Company’s key end markets. These conditions could impact our future results and growth expectations.

Our backlog is healthy and is expected to convert to revenue over several quarters. Fire service and APR are the primary areas of our business that are contributing to this strong backlog, and these orders are expected to ship over the next several quarters. The timing of these shipments, combined with challenging conditions in employment-based industrial PPE products may result in a weaker second quarter of 2020 when compared to the first quarter of 2020.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the first quarter of 2020 was $157.4 million, an increase of $7.4 million or 4.9%, compared to $150.0 million for the first quarter of 2019. The ratio of gross profit to net sales was 46.1% in the first quarter of 2020 compared to 46.0% in the same quarter last year. The higher gross profit ratio during the current quarter is primarily attributable to pricing initiatives.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $80.2 million during the first quarter of 2020, an increase of $1.8 million or 2.3%, compared to $78.4 million in the first quarter of 2019. Overall, selling, general and administrative expenses were 23.5% of net sales during the first quarter of 2020, compared to 24.1% of net sales during the same period in 2019.  The decrease was the result of ongoing productivity improvements in the Americas segment and savings from restructuring programs in the International Segment. Also, in response to the COVID-19 pandemic and slowdown in certain end markets, additional cost savings measures were enacted, including controlled hiring, lower travel expense, reduced professional service engagements, and discretionary cost controls. These actions resulted in lower SG&A expense as a percentage of sales for the month of March compared to the earlier months of the quarter.

Please refer to the Selling, general and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Three Months Ended March 31, 2020 versus March 31, 2019
(Percent Change)	Consolidated
GAAP reported change	2.3%
Currency translation effects	1.8%
Constant currency change	4.1%
Less: Acquisitions and related strategic transaction costs	(1.5)%
Organic constant currency change	2.6%
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
Research and development expense. Research and development expense was $14.1 million during the first quarter of 2020, an increase of $0.4 million, compared to $13.7 million during the first quarter of 2019. Research and development expense was 4.1% of net sales in the first quarter of 2020 compared to 4.2% in the same period of 2019. In 2020, MSA plans to launch its connected firefighter ecosystem powered by LUNAR. We also launched the Altair io 360 Gas Detector, an area monitor that operates with the simplicity of a smart-home device during the first quarter. During the first quarter of 2020, we capitalized $1.8 million of software development costs.
Restructuring charges. Restructuring charges during the first quarter of 2020, were $2.0 million primarily related to footprint rationalization and other restructuring programs associated with our ongoing initiatives to drive profitable growth in our International segment. This compared to restructuring charges of $5.8 million during the first quarter of 2019, primarily related to footprint rationalization and other restructuring programs associated with our ongoing initiatives to drive profitable growth in our International segment primarily in Europe. We remain focused on executing programs that will optimize our cost structure.
Currency exchange. Currency exchange losses were $0.3 million in the first quarter of 2020 compared to $17.0 million in the first quarter of 2019. The decrease in currency exchange losses in the first quarter of 2020 was primarily due to the recognition of non-cash cumulative translation losses of approximately $15.4 million during the first quarter of 2019 as a result of the approval of our plan to close our South Africa subsidiaries. This charge is related to the historical translation of the elements of the financial statements for the business from the functional currency to the U.S. Dollar. The translation impact has been historically recorded as currency translation adjustment (“CTA”), a separate component of accumulated other comprehensive loss within the equity section of the unaudited Condensed Consolidated Balance Sheet.
Refer to Note 15—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the three months ended March 31, 2020 was $2.0 million compared to $2.9 million in the same period last year. Product liability expense for both periods related primarily to defense costs incurred for cumulative trauma product liability claims.
GAAP operating income. Consolidated operating income for the first quarter of 2020 was $58.8 million compared to $32.2 million in the same period last year. The increase in operating results was primarily driven by lower currency exchange losses and higher sales volumes as discussed above.
Adjusted operating income. Americas adjusted operating income for the first quarter of 2020 was $59.8 million, an increase of $5.0 million, or 9%, compared to $54.8 million in the prior year quarter. The increase was related to the higher level of sales and improved SG&A leverage.
International adjusted operating income for the first quarter of 2020 was $12.7 million, an increase of $1.7 million, or 15%, compared to $11.0 million in the prior year quarter. The increase in adjusted operating income is primarily attributable to selling, general and administrative costs being down 4% as we realize returns from restructuring programs executed over the past 12 to 18 months.

Corporate segment adjusted operating loss for the first quarter of 2020 was $8.6 million, an increase of $1.1 million, or 14%, compared to an adjusted operating loss of $7.5 million in the first quarter of 2019 due to higher compensation and professional service expenses.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income	Three Months Ended March 31, 2020
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$231,253	$109,892	—	$341,145
GAAP operating income				58,782
Restructuring charges (Note 4)				2,007
Currency exchange gains, net (Note 6)				270
Product liability expense (Note 17)				1,951
Strategic transaction costs (Note 18)				97
COVID-19 related costs				757
Adjusted operating income (loss)	59,807	12,671	(8,614)	63,864
Adjusted operating margin %	25.9%	11.5%
Depreciation and amortization				9,640
Adjusted EBITDA	66,257	15,765	(8,518)	73,504
Adjusted EBITDA %	28.7%	14.3%

Adjusted operating income	Three Months Ended March 31, 2019
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$213,687	$112,351	—	$326,038
GAAP operating income				32,160
Restructuring charges (Note 4)				5,831
Currency exchange gains, net (Note 6)				16,961
Product liability expense (Note 17)				2,896
Strategic transaction costs (Note 18)				456
Adjusted operating income (loss)	54,803	11,040	(7,539)	58,304
Adjusted operating margin %	25.6%	9.8%
Depreciation and amortization				9,326
Adjusted EBITDA	60,900	14,171	(7,441)	67,630
Adjusted EBITDA %	28.5%	12.6%
Note: Adjusted operating income (loss) and adjusted EBITDA are a non-GAAP financial measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is reconciled above to the nearest GAAP financial measure, Operating income (loss), and excludes restructuring, currency exchange, product liability expense, strategic transaction costs and COVID-19 related costs. Adjusted EBITDA is reconciled above to the nearest GAAP financial measure, Operating income (loss) and excludes depreciation and amortization expense.
Total other expense (income), net. Total other expense, net, for the first quarter of 2020 was $1.9 million, compared to income of $0.2 million for the same period in 2019, primarily due to higher interest expense and lower pension income driven by lower discount rates.
Income taxes. The reported effective tax rate for the first quarter of 2020 was 23.0% compared to 27.8% for the first quarter of 2019. This decrease from the prior year is attributable to a large non-deductible loss in 2019 related to foreign exchange on entity closures, partially offset by higher losses in foreign jurisdictions where we cannot take a tax benefit, and a decrease in benefits related to certain share-based payments.

We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements.
Net income attributable to MSA Safety Incorporated. Net income was $43.7 million for the first quarter of 2020, or $1.11 per diluted share compared to income of $23.2 million, or $0.59 per diluted share, for the same period last year.
Non-GAAP Financial Information
We may provide information regarding financial measures such as organic constant currency changes, financial measures excluding the impact of acquisitions and related strategic transaction costs, COVID-19 related costs, adjusted operating income, adjusted operating margin percentage, adjusted EBITDA and adjusted EBITDA margin percentage, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net sales, selling, general and administrative expense, operating income or net income as a measure of operating performance. We believe that the use of these non-GAAP financial measures provide investors with additional useful information and provide a more complete understanding of the underlying results. Because not all companies use identical calculations, these presentations may not be comparable to similarly titled measures from other companies. For more information about these non-GAAP measures and a reconciliation to the nearest U.S. GAAP measure, please refer to the reconciliations referenced above in Management's Discussion & Analysis section and in Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.
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

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and acquisitions. At March 31, 2020, approximately 29% of our long-term debt is at fixed interest rates with repayment schedules through 2031. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2023. At March 31, 2020, approximately 80% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At March 31, 2020, the Company had cash, cash equivalents and restricted cash totaling $123.0 million, including $105.6 million held by our foreign subsidiaries, and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy. We believe MSA's healthy balance sheet and access to significant capital at March 31, 2020, positions us well to navigate through the COVID-19 pandemic and challenging business conditions.
Cash, cash equivalents and restricted cash decreased $29.6 million during the three months ended March 31, 2020, compared to decreasing $32.4 million during the same period in 2019. We continue to employ a balanced capital allocation strategy that prioritizes growth investments, funding our dividend and servicing debt obligations.
Operating activities. Operating activities provided cash of $13.6 million during the three months ended March 31, 2020, compared to providing $1.2 million during the same period in 2019. The increase in operating cash flows during the period was primarily attributable to lower product liability payments. Our collections from insurance companies exceeded payments for product liability claims by $0.7 million, in the three months ended March 31, 2020, compared to product liability payments of $11.9 million, net of collections on insurance receivables, in the same period of 2019. Historically, cumulative trauma liability payments were funded with the Company's operating cash flow, pending resolution of disputed insurance coverage. For more than a decade, we have funded product liability settlements from operating cash flow. The vast majority of the insurance receivable and notes receivable - insurance companies balances at March 31, 2020, is attributable to reimbursement believed to be due under the terms of signed agreements with insurers and are not currently subject to litigation. While the timing of cash flows for product liability and insurance receivable can and do vary from quarter to quarter, we have been successful in establishing cash flow streams that have allowed us to fund these liabilities without a material impact on our capital allocation priorities.

On March 25, 2020, the U.S. Senate passed the Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”). The CARES Act includes a number of tax provisions relevant to business. As permitted under the CARES Act, MSA will defer estimated payments of U.S. income taxes of between $16 million and $20 million to July 15, 2020. As is also permitted under the CARES Act, MSA will defer the remittance of the employer portion of the social security tax. The social security tax provision requires that the deferred employment tax be paid over the following two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. We expect to defer between $6 million and $7 million of payments related to the employer’s portion of social security tax in 2020.
Investing activities. Investing activities used cash of $26.1 million during the three months ended March 31, 2020, compared to using $23.8 million during the same period in 2019. The purchase of short-term investments, net of proceeds from maturities and capital expenditures drove cash outflows from investing activities during both the three months ended March 31, 2020, and 2019. During 2020, we incurred capital expenditures of $6.6 million including $1.8 million associated with software development and other growth programs compared to capital expenditures of $4.9 million in the same period in 2019. MSA LLC, one of the Company's subsidiaries, is quickly ramping up the capacity for its APR production in the U.S. in response to demand created by the global pandemic. MSA LLC has increased its available workforce for APR production and expect to invest between $11 million to $13 million of capital expenditures to expand its APR production capacity.
Financing activities. Financing activities used cash of $13.3 million during the three months ended March 31, 2020, compared to using $6.5 million during the same period in 2019. During the three months ended March 31, 2020, we had net proceeds on long-term debt of $28.0 million as compared to net proceeds of $14.0 million during the same period in 2019. We paid cash dividends of $16.3 million during the three months ended March 31, 2020, compared to $14.7 million in the same period in 2019. We also used cash of $27.7 million during the three months ended March 31, 2020 to repurchase shares, including $20.1 million related to purchases under our 2015 stock repurchase program, compared to using $7.4 million during the same period in 2019.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at March 31, 2020, resulted in a translation loss of $22.8 million being recorded to the cumulative translation adjustments shareholders' equity account during the three months ended March 31, 2020, compared to a translation gain of $0.2 million during the same period in 2019.
Brexit has caused, and may continue to create, volatility in global stock markets and regional and global economic uncertainty particularly in the U.K. financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions worsen in the U.K. or in the rest of Europe, it may have an adverse effect on our consolidated operations and sales. The Company continues to monitor the economic situation related to Brexit and current analysis indicates that exposure in our supply chain related to additional duties and sourcing costs is not material. We have approximately $45 million of annual sales denominated in the British pound which are subject to exchange rate risk associated with any volatility in the British pound. We have long-term debt of $73.5 million at March 31, 2020, that is denominated in British pounds. Because the debt is denominated in local currency, the value of the debt and local cash flows are aligned with respect to movements in the exchange rate between the British pound and U.S. dollar.
COMMITMENTS AND CONTINGENCIES
We made contributions of $1.9 million to our pension plans during the three months ended March 31, 2020. We expect to make total contributions of approximately $7.6 million to our pension plans in 2020 which are primarily associated with our International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2020, totaling $8.3 million, of which $1.8 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2020, the Company has $0.4 million of restricted cash in support of these arrangements.
We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.
Please refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further discussion on the Company's single incident and cumulative trauma product liabilities.
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
The more critical judgments and estimates used in the preparation of our consolidated financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $13.7 million or 4% and $0.9 million or 2%, respectively, for the three months ended March 31, 2020.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2020, we had open foreign currency forward contracts with a U.S. dollar notional value of $75.4 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $7.5 million increase or decrease in the fair value of these contracts at March 31, 2020.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At March 31, 2020, we had $108.3 million of fixed rate debt which matures at various dates through 2031. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $8.7 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At March 31, 2020, we had $264.7 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could impact our future earnings under our current capital structure.

Item 4.	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,658 cumulative trauma lawsuits comprised of 2,520 claims at March 31, 2020. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma or coal worker’s pneumoconiosis. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. A reserve has been established with respect to estimated amounts for cumulative trauma product liability claims currently asserted but not yet resolved and incurred but not reported (“IBNR”) cumulative trauma product liability claims. Because our cumulative trauma product liability risk is subject to inherent uncertainties, including unfavorable trial rulings or developments, an increase in newly filed claims, or more aggressive settlement demands, and since MSA LLC is largely self-insured, there can be no certainty that MSA LLC may not ultimately incur losses in excess of presently recorded liabilities. These losses could have a material adverse effect on our business, operating results, financial condition and liquidity.
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
In the normal course of business, MSA LLC makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $61.2 million and notes receivables of $56.4 million at March 31, 2020. Since MSA LLC is now largely self-insured for cumulative trauma claims, additional amounts recorded as insurance receivables will be limited and based on calculating the amounts to be reimbursed pursuant to negotiated Coverage-in-Place Agreements. Various factors could affect the timing and amount of recovery of the insurance receivables, including assumptions regarding claims composition (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Agreements) and the extent to which the issuing insurers may become insolvent in the future.

Pandemics or disease outbreaks, such as COVID-19, may cause unfavorable economic or market conditions which could impact demand patterns and/or disrupt global supply chains and manufacturing operations. Collectively, these outcomes could materially and adversely affect our business, results of operations and financial condition.
Pandemics or disease outbreaks such as the novel coronavirus (COVID-19) could result in a widespread health crisis that could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for our products in certain industrial-based end-markets. The spread of pandemics or disease outbreaks may also disrupt the company’s manufacturing operations, supply chain, or logistics necessary to import, export and deliver products to our customers. During a pandemic or crisis, applicable laws and response directives could, in some circumstances, adversely affect our ability to operate our plants, or to deliver our products in a timely manner. Some laws and directives may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2020	96	$135.60	—	575,232
February 2020	59,992	122.06	58,685	580,399
March 2020	173,752	117.38	116,315	569,711
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We repurchased 175,000 shares during the quarter ended March 31, 2020, under this program.
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

MSA SAFETY INCORPORATED

April 30, 2020	/s/ Kenneth D. Krause
Kenneth D. Krause
Sr. Vice President, Chief Financial Officer and Treasurer Duly Authorized Officer and Principal Financial Officer