Form 10-K
period 2020-12-31
MSA Safety Inc
filed 2021-02-19
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates as of June 30, 2020 was approximately $4.1 billion. As of February 12, 2021, there were outstanding 39,089,206 shares of common stock, no par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the May 19, 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

PART I
Item 1. Business
Overview—Established in 1914, MSA Safety Incorporated is the global leader in the development, manufacture and supply of safety products that protect people and facility infrastructures. Recognized for their market leading innovation, many MSA products integrate a combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life-threatening situations. The Company's comprehensive product line, which is governed by rigorous safety standards across highly regulated industries, is used by workers around the world in a broad range of markets, including fire service, the oil, gas and petrochemical industry, construction, industrial manufacturing applications, utilities, mining and the military. The Company's core products include breathing apparatus where self-contained breathing apparatus ("SCBA") is the principal product, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel and fall protection devices.
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
Segments—We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into four geographic operating segments that are aggregated into three reportable geographic segments: Americas, International and Corporate. Segment information is presented in Note 7 of the consolidated financial statements in Part II Item 8 of this Form 10-K.
Because our financial statements are stated in U.S. dollars and much of our business is conducted outside the U.S., currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.
Products—We manufacture and sell a comprehensive line of safety products to protect the health and safety of workers and facility infrastructures around the world in the fire service, the oil, gas and petrochemical industry, construction, industrial manufacturing applications, utilities, mining and the military. Our products protect people against a wide variety of hazardous or life-threatening situations.
The following is a brief description of each of our product categories:
Core products. MSA's corporate strategy includes a focus on driving sales of core products, where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include breathing apparatus where SCBA is the principal product, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel and fall protection devices. Core products comprised approximately 85% and 88% of sales in 2020 and 2019, respectively.
The following is a brief description of our core product offerings:
Breathing apparatus products. The primary breathing apparatus product is the SCBA. SCBA are used by first responders, petrochemical plant workers and anyone entering an environment deemed immediately dangerous to life and health. Our primary breathing apparatus product in the Americas segment, the MSA G1 SCBA, is a revolutionary platform that offers many customizable and differentiated features. Our newest breathing apparatus product, the MSA M1 SCBA, represents the most advanced and ergonomic SCBA we have ever launched for our International markets. We sell breathing apparatus across both the Americas and International segments.

Fixed gas and flame detection instruments ("FGFD"). Our permanently installed fixed gas and flame detection instruments are used in oil, gas and petrochemical applications, wastewater, HVAC and general industrial production facilities to detect the presence or absence of various gases in the air. Typical applications of these instruments include the detection of an oxygen deficiency in confined spaces or the presence of combustible or toxic gases. FGFD product lines generate a meaningful portion of overall revenue from recurring business including replacement components and related service. We sell these instruments in both our Americas and International segments. Key products include:
•Permanently installed gas detection monitoring systems. This product line is used to monitor for combustible and toxic gases and oxygen deficiency in virtually any application where continuous monitoring is required. Our systems are used for gas detection in the oil and gas industry, petrochemical, pulp and paper, wastewater, refrigerant monitoring, pharmaceutical production and general industrial applications. Our Ultima®X5000 and S5000 gas monitors enhance facility and worker safety while lowering overall cost of ownership for our customers through differentiated sensor technology. These systems utilize a wide array of sensor technologies including electrochemical, catalytic, infrared and ultrasonic.
•Flame detectors and open-path infrared gas detectors. These instruments are used for plant-wide monitoring of toxic gases and for detecting the presence of flames. These systems use infrared optics to detect potentially hazardous conditions across long distances, making them suitable for use in such applications as offshore oil rigs, storage vessels, refineries, pipelines and ventilation ducts.
Portable gas detection instruments. Our hand-held portable gas detection instruments are used to detect the presence or absence of various gases in the air. The product line is used by oil, gas and petrochemical workers, general industrial workers, miners, utility workers, first responders or anyone working in a confined space environment. Typical applications of these instruments include the detection of an oxygen deficiency in confined spaces or the presence of combustible or toxic gases. Our single- and multi-gas detectors provide portable solutions for detecting the presence of oxygen, combustible gases and various toxic gases, including hydrogen sulfide, carbon monoxide, ammonia and chlorine, either singularly or up to six gases at once. Our ALTAIR® 2X, ALTAIR 4XR and ALTAIR 5X Multigas Detectors, with our internally developed XCell® sensor technology, provide faster response times and unsurpassed durability. During 2020, we launched the ALTAIR® io360 Gas Detector, which combines the simple set-up of a smart home device, while allowing local or remote monitoring of hazardous areas. The ultra-long battery life keeps the focus on safety and less on maintenance. We sell portable gas detection instruments in both our Americas and International segments.
The 2019 acquisition of Sierra Monitor Corporation ("SMC"), a leading provider of fixed gas and flame detection instruments and Industrial Internet of Things solutions that connect and help protect high-value infrastructure assets, enables MSA to accelerate its strategy to enhance worker safety and accountability through the use of cloud technology and wireless connectivity. This acquisition enhances a key focus of the Company's Safety io® subsidiary, launched in 2018 primarily to leverage the capabilities of its portable gas detection portfolio as it relates to cloud connectivity. Our Safety io Grid product offers fleet management and live monitoring capabilities that interface with MSA's portable gas detection instruments.
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
Firefighter helmets and protective apparel. We offer a complete line of fire helmets that includes our Cairns® and Gallet® helmet brands. Our Cairns helmets are primarily used by firefighters in North America while the Gallet helmets are primarily used by firefighters across our International segment. The acquisition of Globe® Holding Company, LLC ("Globe") and the recently announced acquisition of Bristol Uniforms, both leading innovators and providers of firefighter protective clothing and boots, strengthened our position as a leader in both the North American and International markets for firefighter personal protective equipment (PPE). MSA's firefighter safety PPE offering in the Americas segment protects firefighters from head to toe, with Cairns Helmets, our industry leading G1 SCBA, and Globe turnout gear and boots. MSA's firefighter safety PPE offering in the International segment includes the XF1 Gallet Helmet, the M1 SCBA and Bristol Uniforms turnout gear.

Fall protection. Our broad line of fall protection equipment includes harnesses, lanyards, self-retracting lifelines, engineered systems and confined space equipment. Fall protection equipment is used by workers in the construction industry, oil, gas and petrochemical market, utilities industry, aerospace industry, general industrial applications and anyone working at height. MSA’s new V-Series fall protection equipment has transformed the Company’s harness and self-retracting lanyard portfolio, with approximately 50 new fall protection products launched over the past several years. The V-Series brand of fall protection equipment is inspired by MSA's iconic V-Gard hard hat, which is used by millions of workers around the world. Additionally, we recently launched a patent-pending Personal Fall Limiter with a smart hook connector that using radio -frequency identification ("RFID") technology alerts wearers when they are not secured to an anchorage point.
We have patents and pending patents across substantially all of our products.
Non-core products. MSA maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and sometimes reflect more episodic or contract-driven growth patterns. Key non-core products include air-purifying respirators ("APR"), eye and face protection, ballistic helmets and gas masks. Ballistic helmet and gas mask sales are the primary sales to our military customers and were approximately $46 million globally in 2020 compared to $41 million in 2019.
MSA does not produce disposable respirators of any type; however, Mine Safety Appliances Company, LLC ("MSA LLC"), one of the Company's subsidiaries, does produce advanced elastomeric APR, including half-mask respirators, full-facepiece respirators and powered air purifying respirators, each with replaceable filters providing a minimum of N-95 filtration capability. These products have historically been used in many industrial and first responder applications. APR products represented 8% of our consolidated sales for the year ended December 31, 2020 with over 75% of this business being in our Americas segment. In the first quarter of 2020, Emergency Use Authorizations ("EUA") were issued by the FDA to expand the types of respiratory protection available to the medical community in response to COVID-19. Those include an EUA that continues to temporarily permit the use of NIOSH-approved respirators in healthcare settings, including elastomeric APR products that are part of MSA LLC's existing portfolio. In 2020, MSA LLC introduced its next-generation Advantage 290 LS Air-Purifying Respirator. An elastomeric half-mask (EHMR) device which received approval from the National Institute for Occupational Safety and Health ("NIOSH"), the Advantage 290 LS Respirator covers a wearer's nose and mouth and utilizes twin filters to provide respiratory protection. The Advantage 290 Respirator is the first EHMR to function without an exhalation valve, making it a new respiratory protection option that provides both personal protection and source control. In addition, the new respirator gives healthcare facilities greater optionality and flexibility in developing their respiratory protection programs in accordance with Occupational Safety and Health Administration standards. MSA LLC is committed to increasing production of masks within the existing portfolio to support our customer base and other response efforts.
Customers—Our customers generally fall into two categories: distributors and end-users. In our Americas segment, the majority of our sales are made through distribution. In our International segment, sales are made through both indirect and direct sales channels. For the year ended December 31, 2020, no individual customer represented more than 10% of our sales.
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
In areas where we use indirect selling, we promote, distribute and service our products to general industry through authorized national, regional and local distributors. Some of our key distributors include W.W. Grainger Inc., Airgas, Casco Industries, Witmer Public Safety Group, Vallen Distribution, Ten-8 Fire Equipment, Essendant and Fastenal. We distribute fire service products primarily through specially trained local and regional distributors who provide advanced training and service capabilities to volunteer and paid municipal fire departments. Because of our broad and diverse product line and our desire to reach as many markets and market segments as possible, we have over 2,700 authorized distributor locations worldwide.

MSA maintains a diversified portfolio of safety products that protect workers and facility infrastructure across a broad array of end markets. While the Company sells its products through distribution, which can limit end-user visibility, the Company provides estimated ranges of end market exposure to facilitate understanding of its growth drivers. The Company estimates that approximately 35%-40% of its overall revenue is derived from the fire service market and 25%-30% of its revenue is derived from the energy market. The remaining 30%-40% is split among construction, utilities, general industrial applications, military and mining.
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
We believe another important aspect of our approach to new product development is that our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations. These organizations include NIOSH, the National Fire Protection Association ("NFPA"), American National Standards Institute ("ANSI"), International Safety Equipment Association ("ISEA") and their overseas counterparts. Key members of our management team understand the impact that these standard-setting organizations have on our new product development pipeline. As such, management devotes significant time and attention to anticipating a new standard’s impact on our sales and operating results. Because of our understanding of customer needs, membership on global standards-setting bodies, investment in research and development and our unique new product development process, we believe we are well positioned to anticipate and adapt to changing product standards. While the length of the approval process can be unpredictable, we believe that we are well positioned to gain the approvals and certifications necessary to meet new government and multinational product regulations.
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

Raw Materials and Suppliers—Many of the components of our products are formulated, machined, tooled or molded in-house from raw materials, which comprise approximately two-thirds of our cost of sales. For example, we rely on integrated manufacturing capabilities for breathing apparatus, gas masks, ballistic helmets, hard hats and circuit boards. The primary raw materials that we source from third parties include electronic components, rubber, high density polyethylene, chemical filter media, eye and face protective lenses, air cylinders, certain metals and ballistic resistant, flame resistant and non-ballistic fabrics. We purchase these materials both domestically and internationally, and we believe our supply sources are both well established and reliable. We have close vendor relationship programs with the majority of our key raw material suppliers. Although we generally do not have long-term supply contracts, thus far we have not experienced any significant problems in obtaining adequate raw materials. Please refer to MSA's Form SD filed on May 29, 2020 for further information on our conflict minerals analysis. Form SD may be obtained free of charge at www.sec.gov.
Human Capital—As of December 31, 2020, the Company employed approximately 4,800 people worldwide, of which approximately 2,100 were employed in the United States and 2,700 were employed outside of the United States. Approximately 28% of our global workforce is covered by collective bargaining agreements or works councils. Overall, we consider our employee relations to be good. Our culture is important to our success. To that end, we maintain seven core values that define our culture. They are Integrity, Customer Focus, Diversity and Inclusion, Innovation and Change, Engagement, Teamwork and Speed and Agility. Our core values are encircled by “A Culture of Safety.”

Workplace Health & Safety—As a company whose mission is dedicated to worker safety, MSA places great emphasis on the health and safety of our own associates. To that end, the Company maintains a global Environmental, Health and Safety (“EHS”) Management System, deploys a variety of programs to reduce and eliminate injuries and promote safety and regularly measures progress against those programs. These programs promote personal responsibility for workplace safety and encourage associates to set a meaningful example as safety ambassadors.

Response to COVID-19—Through the efforts of a cross-functional COVID-19 response team, MSA has responded to numerous people-related challenges resulting from the pandemic. The Company addressed various country, state, and local restrictions, mandates and guidelines and provided compliance programs at all MSA locations designed to operate facilities in a safe manner. Among other efforts, this included implementing various associate work and safety protocols.

In addition, to support mental health and emotional well-being, all associates and their dependents worldwide have access to an Employee Assistance Program ("EAP"), at no cost to them. This includes access to visits with mental health care providers through the EAP.
Diversity & Inclusion—Diversity & Inclusion is a Core Value at MSA, and the Company seeks a wide variety of people, thoughts, perspectives, and ideas.

MSA strives to provide a diverse and inclusive work environment, paired with a culture of excellence in which associates feel comfortable openly sharing thoughts and ideas. Creating an inclusive environment helps to recruit and retain talent, promoting engagement, fostering innovation, and achieving MSA’s business objectives.
    The Company maintains several Employee Resource Business Groups ("ERBGs") designed to foster a culture that is both engaged and inclusive. These ERBGs are voluntary, associate-driven communities that capitalize on the wide variety of people and perspectives at MSA, driving our core value of Diversity and Inclusion.

MSA also partners with a number of non-profit and community-based organizations to help to build a pipeline of future talent with differing backgrounds, thoughts, experiences, and perspectives.

Approximately 51% of our U.S. workforce self-identify as diverse. This includes women who comprise approximately 42% of our U.S. workforce. Among associates within executive pay grades, 34% self-identify as diverse. We determine race and gender diversity based on our employees’ self-identification or other information compiled to meet the requirements of the U.S. government, compiled as of December 31, 2020. We count a female minority employee as one individual.

Leadership and Development—MSA provides programs to enable continuous learning, growth and development opportunities.

First, the MOVE Performance Management philosophy is a core element of associate engagement. Meaningful, Ongoing, Vital Exchanges ("MOVE") between associates and supervisors provide a flexible, ongoing feedback loop to drive and enhance the engagement of associates, while facilitating the achievement of our strategic goals.

Second, the MSA Leader model sets the expectations of MSA people leaders. Grounded in core principles that define MSA’s high performance culture of excellence, the MSA Leader model guides the development of current and aspiring leaders. It outlines the traits, knowledge, competencies, and experiences that MSA requires for successful leadership while encouraging leaders to remain true to their personal styles. The model is the foundation of leadership development at MSA. By combining leadership development, culture, and business acumen, leaders are better prepared to drive a high-performance culture while maintaining an engaged workforce with opportunities for development and growth.

Beyond these core programs, MSA designs and delivers a variety of associate leadership and development programs to further enhance the associate experience and opportunities for growth. Associates are empowered to own their career development through business-aligned resources, tools and programs.

Compensation and Rewards—MSA’s Global Compensation Philosophy strives to provide total compensation for all associates at the market median, utilizing base salary, cash incentives and, in some cases, equity grants to achieve this goal. We further strive to provide above-market compensation opportunities for associates who exceed goals and expectations. This approach to Total Rewards is designed to help MSA attract, retain and motivate high-performing individuals who foster an innovative culture and drive business results.
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
Available Information—Our Internet address is www.MSAsafety.com. We make the following filings available free of charge on the Investor Relations page on our website as soon as they have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statement. Information contained on our website is not part of this annual report on Form 10-K or our other filings with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers like us who file electronically with the SEC.

Item 1A. Risk Factors
RISKS RELATED TO ECONOMIC, MARKET AND COMPETITIVE CONDITIONS
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

RISKS RELATED TO LEGAL AND REGULATORY CHALLENGES
Claims of injuries from products, product defects or recalls of products against our various subsidiaries could have a material adverse effect on our business, operating results, financial condition and liquidity.
MSA and its subsidiaries face an inherent business risk of exposure to product liability claims. In the event the parties using our products are injured or any of our products prove to be defective, we could be subject to claims with respect to such injuries. In addition, we may be required to or may voluntarily recall or redesign certain products that could potentially be harmful to end users. Any claim or product recall that results in significant expense or negative publicity against us could have a material adverse effect on our business, operating results, financial condition and liquidity, including any successful claim brought against us in excess or outside of available insurance coverage.
Our subsidiaries, including Mine Safety Appliances Company, LLC, may experience losses from product liability claims. Losses from product liability claims could have a material adverse effect on our business, operating results; financial condition and liquidity, which could introduce volatility from period-to-period in our financial results.
From time to time, product liability claims are made against our various subsidiaries for current or historical products. In most instances the products at issue were manufactured many years ago and are not currently offered for sale.
One subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,622 cumulative trauma lawsuits comprised of 2,878 claims at December 31, 2020. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma or coal worker’s pneumoconiosis. A reserve has been established with respect to estimated amounts for cumulative trauma product liability claims currently asserted and incurred but not reported (“IBNR”) cumulative trauma product liability claims. Because our cumulative trauma product liability risk is subject to inherent uncertainties, and since MSA LLC is largely self-insured, there can be no certainty that MSA LLC may not ultimately incur losses in excess of presently recorded liabilities. These factors may develop over time or may be the result of sudden unfavorable events within a single reporting period. Associated losses could have a material adverse effect on our business, operating results, financial condition and liquidity, or could result in volatility from period to period.
We will adjust the reserve from time to time based on developments in MSA LLC's actual claims experience, the claims environment or other significant changes in the factors underlying the assumptions used in establishing the reserve. Each of these factors may increase or decrease significantly within an individual period depending on, among other things, the timing of claims filings or settlements, or litigation outcomes during a particular period that are especially favorable or unfavorable to MSA LLC. We accordingly consider MSA LLC’s claims experience over multiple periods and/or whether there are changes in MSA LLC’s claims experience and trends that are likely to continue for a significant time into the future in determining whether to make an adjustment to the reserve, rather than evaluating such factors solely in the short term. Any future adjustments to the reserve may be material and could materially impact future periods in which the reserve is adjusted.

In the normal course of business, MSA LLC makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $97.0 million and notes receivables of $52.3 million at December 31, 2020. Since MSA LLC is now largely self-insured for cumulative trauma claims, additional amounts recorded as insurance receivables will be limited. Amounts recorded as insurance receivables are based on the amount of future losses presently recorded in the cumulative trauma product liability reserve. These projected future losses are used to calculate contingent reimbursements deemed probable of collection under negotiated Coverage-in-Place Agreements. Reimbursements are calculated based on modeled assumptions, including claims composition, claims characteristics, and timing (each of which are relevant to calculating reimbursement under the terms of Coverage-In-Place Agreements). These factors, and the potential for future insurer insolvencies, could affect the timing and amount of receivables actually collected in any given period or in total.

Our ability to market and sell our products is subject to existing government laws, regulations and standards. Changes in such laws, regulations and standards or our failure to comply with them could materially and adversely affect our results of operations.
Most of our products are required to meet performance and test standards designed to protect the safety of people and infrastructures around the world. Our inability to comply with these standards could result in declines in revenue, profitability and cash flow. Changes in laws and regulations could reduce the demand for our products or require us to re-engineer our products, thereby creating opportunities for our competitors. Regulatory approvals for our products may be delayed or denied for a variety of reasons that are outside of our control. Additionally, market anticipation of significant new standards can cause customers to accelerate or delay buying decisions.
We are subject to various federal, state and local laws and regulations across our global organization and any violation of these laws and regulations could adversely affect our results of operations.
We are subject to numerous, and sometimes conflicting, laws and regulations on matters as diverse as anti-corruption, import/export controls, product content requirements, trade restrictions, tariffs, taxation, sanctions, internal and disclosure control obligations, securities regulation, anti-competition, data privacy, Brexit changes and labor relations, among others. This includes laws and regulations in emerging markets where legal systems may be less developed or familiar to us. Compliance with diverse legal requirements is costly, time consuming and requires significant resources. Violations of one or more of these laws or regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. These actions could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage and have a material adverse effect on our business, consolidated results of operations and financial condition.
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
RISKS RELATED TO SUPPLY AND MANUFACTURING
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
RISKS RELATED TO NEW AND ADJACENT INITIATIVES
Our plans to improve future profitability through restructuring programs may not be successful and could lead to unintended consequences.
We have incurred and may incur restructuring charges primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth and right size our operations as well as programs to adjust our operations in response to current business conditions. For example, in 2020, 121 positions were eliminated in response to the changing business environment. Our cost structure in future periods is somewhat dependent upon our ability to maintain increased productivity without backfilling certain positions. If our programs are not successful, there could be a material adverse effect on our business and consolidated results of operations.
Our inability to successfully identify, consummate and integrate current and future acquisitions or to realize anticipated cost savings and other benefits could adversely affect our business.
One of our operating strategies is to selectively pursue acquisitions. For example, on January 25, 2021, we completed the acquisition of B T Q Limited, which is a leading innovator and provider of protective apparel to the fire and rescue services sector. Please refer to Note 21 of the consolidated financial statements in Part II Item 8 of this Form 10-K for further details. Any future acquisitions will depend on our ability to identify suitable acquisition candidates and successfully consummate such acquisitions. Acquisitions involve a number of risks including:
•failure of the acquired businesses to achieve the results we expect;
•diversion of our management’s attention from operational matters;
•our inability to retain key personnel of the acquired businesses;
•risks associated with unanticipated events or liabilities;
•potential disruption of our existing business; and
•customer dissatisfaction or performance problems at the acquired businesses.
If we are unable to integrate or successfully manage businesses that we have recently acquired, including Bristol, or may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and increased revenue, which may result in material adverse short and long-term effects on our consolidated operating results, financial condition and liquidity. Even if we are able to integrate the operations of our acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame, and such benefits may be offset by costs incurred in integrating the acquired companies and increases in other expenses.

If we fail to introduce successful new products or extend our existing product lines, we could lose our market position and our financial performance could be materially and adversely affected.
In the safety products market, there are frequent introductions of new products and product line extensions. If we are unable to identify emerging customer and technological trends, maintain and improve the competitiveness of our products and introduce new products, we may lose our market position, which could have a material adverse effect on our business, financial condition and results of operations. We continue to invest significant resources in research and development and market research. However, continued product development and marketing efforts are subject to the risks inherent in the development process. These risks include delays, the failure of new products and product line extensions to achieve anticipated levels of market acceptance and the risk of failed product introductions.
RISKS RELATED TO CYBERSECURITY OR MISAPPROPRIATION OF OUR CRITICAL INFORMATION
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

Like many companies, from time to time, we have experienced attempts on our computer systems by unauthorized outside parties. Because the techniques used by computer hackers and others to access or sabotage networks continually evolve and generally are not recognized until launched against a target, we may be unable to anticipate, prevent or detect these attacks. As a result, the impact of any future incident cannot be predicted, including the failure of our information systems or misappropriation of our technologies and/or processes. Any such system failure or loss of such information could harm our competitive position or cause us to incur significant costs to remedy the damages caused by the incident. We routinely implement improvements to our network security safeguards as well as cybersecurity initiatives. We also maintain a robust cyber response plan, including an assessment of triggers for internal and external reporting of cyber incidents, along with ongoing employee awareness and training activities. We expect to continue devoting substantial resources to the security of our information technology systems. We cannot assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or disruption to our information systems.
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

RISKS RELATED TO HUMAN CAPITAL MANAGEMENT

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
RISKS RELATED TO DOING BUSINESS INTERNATIONALLY
We have significant international operations and are subject to the risks of doing business in foreign countries.
We have business operations in approximately 40 foreign countries. In 2020, approximately half of our net sales were made by operations located outside the United States. Those operations are subject to various political, economic and other risks and uncertainties, which could have a material adverse effect on our business. These risks include the following:
•unexpected changes in regulatory requirements;
•changes in trade policy or tariff regulations;
•changes in tax laws and regulations;
•unintended consequences due to changes to the Company's legal structure;
•additional valuation allowances on deferred tax assets due to an inability to generate sufficient profit in certain foreign jurisdictions;
•intellectual property protection difficulties or intellectual property theft;
•difficulty in collecting accounts receivable;
•complications in complying with a variety of foreign laws and regulations, some of which may conflict with U.S. laws;
•foreign privacy laws and regulations;
•trade protection measures and price controls;
•trade sanctions and embargoes;
•nationalization and expropriation;
•increased international instability or potential instability of foreign governments;
•effectiveness of worldwide compliance with MSA's anti-bribery policy, the U.S. Foreign Corrupt Practices Act, and similar local laws;
•difficulty in hiring and retaining qualified employees;

•the ability to effectively negotiate with labor unions in foreign countries;
•the need to take extra security precautions for our international operations;
•costs and difficulties in managing culturally and geographically diverse international operations;
•pandemics and similar disasters; and
•risks associated with the United Kingdom's decision to exit the European Union, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom; increased foreign exchange volatility with respect to the British pound; and additional legal and economic uncertainty.
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
In 2020, our operations outside of the United States accounted for approximately one-half of our net sales. The results of our foreign operations are generally reported in local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease our results of operations and cash flow. Although the Company uses instruments to hedge certain foreign currency risks, these hedges only offset a portion of the Company’s exposure to foreign currency fluctuations.
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
GENERAL RISK FACTORS
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at 1000 Cranberry Woods Drive, Cranberry Township, PA, United States. We own or lease our primary facilities. Our primary manufacturing locations in the Americas segment are located in Cranberry Township, PA; Murrysville, PA; and Jacksonville, NC, and our primary distribution center is located in New Galilee, PA. The primary manufacturing locations in the International segment are located in Berlin,Germany; Suzhou, China; Galway, Ireland; Devizes, United Kingdom; and Châtillon-sur-Chalaronne, France. Our primary research and development centers are located in Cranberry Township, PA; Berlin, Germany; and Suzhou, China.
We believe that all of our facilities, including the manufacturing facilities, are in good repair and in suitable condition for the purposes for which they are used.
Item 3. Legal Proceedings
Please refer to Note 19 to the consolidated financial statements in Part II Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following sets forth the names and ages of our executive officers as of February 19, 2021:

Name	Age	Title
Nishan J. Vartanian(a)	61	Chairman, President and Chief Executive Officer since May 2020.
Steven C. Blanco(b)	54	Vice President and President, MSA Americas segment since August 2017.
Kenneth D. Krause(c)	46	Senior Vice President, Chief Financial Officer and Treasurer since February 2018.
Bob Leenen(d)	47	Vice President and President, MSA International segment since September 2017.
Stephanie L. Sciullo(e)	36	Vice President and Chief Legal Officer since January 2020.

(a)Prior to his present position, Mr. Vartanian was President and Chief Executive Officer since May 2018; President and Chief Operating Officer since June 2017; Senior Vice President and President, MSA Americas since July 2015; and prior thereto served as Vice President and President, MSA North America.
(b)Prior to his present position, Mr. Blanco served as Vice President and General Manager, Northern North America since August 2015 and prior thereto was Vice President, Global Operational Excellence.
(c)Prior to his present position, Mr. Krause was Vice President, Chief Financial Officer and Treasurer since December 2015; Vice President, Strategic Finance since August 2015; and prior thereto served as Treasurer and Executive Director, Global Finance and Assistant Treasurer.
(d)Prior to his present position, Mr. Leenen was Regional Chief Financial Officer, MSA International and Finance Director, Europe.
(e)Prior to her present position, Ms. Sciullo served as Deputy General Counsel since 2016 and prior thereto was Associate General Counsel.

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “MSA.” On February 12, 2021, there were 168 registered holders of our shares of common stock.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2020	—	$—	—	438,373
November 1 — November 30, 2020	1,428	140.91	—	385,806
December 1 — December 31, 2020	1,652	152.50	—	385,935
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We have purchased a total of 527,406 shares, or $42.3 million, since this program's inception.
The above shares purchased during the quarter relate to stock-based compensation transactions.
We do not have any other share repurchase programs.

Comparison of Five-Year Cumulative Total Return
The following paragraph compares the most recent five-year performance of MSA stock with (1) the Standard & Poor’s 500 Composite Index and (2) the Russell 2000 Index. Because our competitors are principally privately held concerns or subsidiaries or divisions of corporations engaged in multiple lines of business, we do not believe it feasible to construct a peer group comparison on an industry or line-of-business basis. The Russell 2000 Index, while including corporations both larger and smaller than MSA in terms of market capitalization, is composed of corporations with an average market capitalization similar to us.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
ASSUMES INITIAL INVESTMENT OF $100
Among MSA Safety Incorporated, the S&P 500 Index, and the Russell 2000 Index
Assumes $100 invested on December 31, 2015 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Value at December 31,
	2015	2016	2017	2018	2019	2020
MSA Safety Incorporated	$100.00	$163.80	$186.64	$230.65	$313.89	$375.97
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2021.
Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.
Index Data: Copyright Russell Investments. Used with permission. All rights reserved.

Item 6. Selected Financial Data
Not applicable.

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
MSA Safety Incorporated ("MSA") is organized into four geographical operating segments that are aggregated into three reportable geographic segments: Americas, International and Corporate. The Americas segment is comprised of our operations in North America and Latin America geographies. The International segment is comprised of our operations of all geographies outside of the Americas. Certain global expenses are allocated to each segment in a manner consistent with where the benefits from the expenses are derived. Please refer to Note 7—Segment Information of the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.
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
Subsequent Event
On January 25, 2021, we acquired 100% of the common stock of B T Q Limited, including Bristol Uniforms and Bell Apparel ("Bristol") in an all-cash transaction valued at $62.4 million, net of cash acquired. There is no contingent consideration. Bristol, which is headquartered in the United Kingdom (U.K.), is a leading innovator and provider of protective apparel to the fire, rescue services, and utility sectors. The acquisition strengthens MSA's position as a global leader in fire service PPE products while providing an avenue to expand its business in the U.K. and key International markets.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Discussion of our results, liquidity and capital resources, and cumulative translation adjustments for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found under Part II Item 7 of our Form 10-K for the year ended December 31, 2019 as filed with the SEC.

BUSINESS OVERVIEW
We are a global leader in the development, manufacture and supply of safety products that protect people and facility infrastructures.  Recognized for their market leading innovation, many MSA products integrate a combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life-threatening situations.  The Company's comprehensive product line, which is governed by rigorous safety standards across highly regulated industries, is used by workers around the world in a broad range of markets, including fire service, the oil, gas and petrochemical industry, construction, industrial manufacturing applications, utilities, mining and the military.  MSA's core products include breathing apparatus where self-contained breathing apparatus ("SCBA") is the principal product, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of safety solutions for customers in key global markets.
MSA provides safety equipment to a broad range of customers who must continue to work in times of global pandemic as is now the case with COVID-19. Our customers include first responders tasked with keeping citizens safe, and industrial and utility workers tasked with maintaining critical infrastructure. For this reason, in order to successfully fulfill our mission as The Safety Company, MSA is an essential business and has continued operating its manufacturing facilities, to the extent practicable, while protecting the health and safety of our workforce, and complying with all applicable laws. In January 2020, the Company established a special advisory committee to evaluate ongoing concerns, risks and challenges with respect to COVID-19 across its operations and corporate headquarters. The Company's pandemic response plan includes four key priorities: protecting the health and safety of MSA associates, enabling business continuity, expanding manufacturing capacity of MSA’s existing air-purifying respirator portfolio, and managing its operating expenses and capital structure.
The Company has developed a thoughtful, phased approach to begin reconnecting segments of our workforce that had converted to remote working conditions due to COVID-19. This process includes returning elements of our salesforce to in-person customer interactions on a limited basis, with additional employees scheduled to begin returning to the office, once deemed appropriate under the circumstances for each business location. A phased approach to reconnect employees while adjusting the characteristics of their physical working environments, providing training and executing enhanced safety and cleaning protocols, will promote workplace safety in a manner consistent with the mission and values of MSA. The process and timing to reconnect our workforce will continue to evolve due to the changing nature of COVID-19. The Company expects to modify plans as necessary to respond to such changes.
We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into four geographical operating segments that are aggregated into three reportable geographic segments: Americas, International and Corporate. In 2020, 65% and 35% of our net sales were made by our Americas and International segments, respectively.
Americas. Our largest manufacturing and research and development facilities are located in the United States. We serve our markets across the Americas with manufacturing facilities in the U.S., Mexico and Brazil. Operations in the other countries within the Americas segment focus primarily on sales and distribution in their respective home country markets.
International. Our International segment includes companies in Europe, Middle East & Africa ("EMEA") and the Asia Pacific region. In our largest International affiliates (in China, France, Germany, Ireland and the U.K), we develop, manufacture and sell a wide variety of products. In China, the products manufactured are sold primarily in China as well as regional markets. Operations in other International segment countries focus primarily on sales and distribution in their respective home country markets. Although some of these companies may perform limited production, most of their sales are of products manufactured in our plants in Germany, France, the U.S., U.K., Ireland and China or are purchased from third party vendors.
Corporate. The Corporate segment primarily consists of general and administrative expenses incurred in our corporate headquarters, costs associated with corporate development initiatives, legal expense, interest expense, foreign exchange gains or losses, and other centrally-managed costs. Corporate general and administrative costs comprise the majority of the expense in the Corporate segment. During the years ended December 31, 2020, 2019 and 2018 corporate general and administrative costs were $28.5 million, $37.3 million, and $31.2 million, respectively.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Sales	2020	2019	Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)
Consolidated	$1,348.2	$1,402.0	$(53.8)	(3.8)%
Americas	874.3	915.1	(40.8)	(4.5)%
International	473.9	486.9	(13.0)	(2.7)%
Net Sales. Net sales for the year ended December 31, 2020, were $1.35 billion, a decrease of $53.8 million, from $1.40 billion for the year ended December 31, 2019. Constant currency sales decreased by 3% for the year ended December 31, 2020. Please refer to the Net Sales table below for a reconciliation of the year over year sales change.

Net Sales	Year Ended December 31, 2020 versus December 31, 2019
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	(4.5)%	(2.7)%	(3.8)%
Currency translation effects	1.8%	(0.9)%	0.8%
Constant currency sales change	(2.7)%	(3.6)%	(3.0)%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by removing the percentage impact from currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $874.3 million for the year ended December 31, 2020, a decrease of $40.8 million, or 5%, compared to $915.1 million for the year ended December 31, 2019. During 2020, constant currency sales in the Americas segment decreased 3% compared to the prior year period, driven by weakness in oil and gas and commercial construction markets due to the ongoing impact of the COVID-19 pandemic, which was partially offset by increases in Breathing Apparatus in fire service markets and APR in a broad range of end markets related primarily to pandemic response.
Net sales for the International segment were $473.9 million for the year ended December 31, 2020, a decrease of $13.0 million, or 3%, compared to $486.9 million for the year ended December 31, 2019. Constant currency sales in the International segment decreased 4% during 2020, compared to the prior year period, driven by weakness in oil and gas and commercial construction markets due to the ongoing impact of the COVID-19 pandemic, which was partially offset by increases in industrial head protection and Breathing Apparatus in fire service markets.
Refer to Note 7—Segment Information to the consolidated financial statements in Part II Item 8 of this Form 10-K, for information regarding sales by product group.
There are a number of evolving factors that will have an impact on our revenue in 2021. These factors include, among other things, the effectiveness of the vaccine rollout, risk of additional COVID lockdowns, the pace of economic recovery as well as the potential for government stimulus. While the outcome is difficult to predict, the steps we are taking to improve our business model position us to return to growth and emerge a much stronger company, as conditions improve. We are approaching the first half of 2021 cautiously, and are positioned for a stronger second half of 2021 as compared to the first half. Our investments in organic and inorganic growth programs are driving an improved market position and that will be beneficial as we see business conditions improve.

Gross profit. Gross profit for the year ended December 31, 2020 was $590.4 million, a decrease of $46.2 million, or 7.3%, compared to $636.6 million for the year ended December 31, 2019. The ratio of gross profit to net sales was 43.8% in 2020 compared to 45.4% in 2019. The lower gross profit ratio during 2020 is primarily attributable to costs related to lower throughput in our factories and higher inventory related charges. During 2020, we invested in inventory to enable delivery on a meaningful pandemic-response order, which did not materialize. As a result, we incurred $13 million of inventory-related charges and one-time costs associated with the manufacturing process in the Americas Segment. We do not expect the inventory-related charges to repeat in 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses were $290.3 million for the year ended December 31, 2020, a decrease of $40.2 million, or 12.2%, compared to $330.5 million for the year ended December 31, 2019. Selling, general and administrative expenses were 21.5% of net sales in 2020 compared to 23.6% of net sales in 2019. The decrease was the result of returns from previously executed restructuring programs and discretionary cost controls implemented earlier in the year, in response to the COVID-19 pandemic and slowdown in certain end markets. Discretionary cost controls provided approximately $15 million of cost savings in 2020. Additionally, a decrease in variable compensation expense provided approximately $15 million of cost savings. While we expect variable compensation expense to reset and increase in 2021 as compared to 2020, we intend on closely managing discretionary spend to ensure our investments are aligned with economic and business conditions. The following table presents a reconciliation of the year-over-year expense change for selling, general, and administrative expenses.

Selling, general, and administrative expenses	Year Ended December 31, 2020 versus December 31, 2019
(Percent Change)	Consolidated
GAAP reported change	(12.2)%
Currency translation effects	0.7%
Constant currency change	(11.5)%
Note: Constant currency change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency change in selling, general, and administrative expenses is calculated by deducting the percentage impact of currency translation effects from the overall percentage change in selling, general, and administrative expense. Management believes excluding currency translation effects provide investors with a greater level of clarity into spending levels on a year-over-year basis.
Research and development expense. Research and development ("R&D") expense was $58.3 million for the year ended December 31, 2020, an increase of $0.5 million, or 0.7%, compared to $57.8 million for the year ended December 31, 2019. Research and development expense was 4.3% of net sales in 2020, compared to 4.1% of net sales in 2019. During 2020, we launched the Altair io 360 Gas Detector, an area monitor that operates with the simplicity of a smart-home device; a Personal Fall Limiter with a smart hook connector that using RFID technology alerts wearers when they are not secured to an anchorage point; and an innovative reusable Elastomeric Half-Mask Respirator designed for healthcare environments. MSA plans to launch its connected firefighter ecosystem powered by LUNAR in the first half of 2021. We capitalized approximately $8.2 million and $5.0 million of software development costs during the years ended December 31, 2020 and 2019, respectively.
Restructuring charges. During the year ended December 31, 2020, the Company recorded restructuring charges of $27.4 million, primarily due to severance costs related to a plan which addresses weakened global economic conditions and is designed to improve our business model during the downturn. Included as part of restructuring charges in 2020, we recognized a non-cash settlement charge of $1.5 million for the termination of our pension plan in the Netherlands. We expect the restructuring programs to collectively deliver $15 million of savings throughout the income statement in 2021, and annual savings of $20 million thereafter. This compared to charges of $13.8 million during the year ended December 31, 2019, primarily related to footprint rationalization and other restructuring programs associated with our ongoing initiatives to drive profitable growth in our International segment. Included as part of restructuring charges in 2019, we recognized a non-cash settlement charge of $2.5 million for the termination of our pension plan in the United Kingdom.
Currency exchange. Currency exchange losses were $8.6 million during the year ended December 31, 2020, compared to $19.8 million during the year ended December 31, 2019. The decrease in currency exchange losses was primarily due to the recognition of non-cash cumulative translation losses of approximately $15.3 million as a result of the approval of our plan to close our South Africa affiliates during the first quarter of 2019. This charge is related to the historical translation of the elements of the financial statements for the business from the functional currency to the U.S. Dollar. The translation impact has been historically recorded as currency translation adjustment, a separate component of accumulated other comprehensive loss within the shareholders' equity section of the Consolidated Balance Sheets. The remaining currency exchange losses in both periods were related to foreign currency exposure on unsettled inter-company balances. Refer to Note 17—Derivative Financial Instruments of the consolidated financial statements in Part II Item 8 of this Form 10-K for information regarding our currency exchange rate risk management strategy.
Product liability and other operating expense. Product liability and other operating expense during the year ended December 31, 2020 was $39.0 million compared to $28.4 million for the year ended December 31, 2019. The expense in both periods primarily relates to an increase in MSA LLC's reserve for cumulative trauma product liability claims resulting from the Company’s revision of estimates of potential liability for cumulative trauma product liability claims as part of its annual review process, and to a far lesser extent, defense costs incurred for uninsured asserted cumulative trauma product liability claims. The increase in MSA LLC's reserve for cumulative trauma product liability claims is largely attributable to an increase in the number of claims alleging injuries from exposure to coal mine dust. Please refer to Note 19—Contingencies of the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information.
GAAP operating income. Consolidated operating income for the year ended December 31, 2020 was $166.9 million compared to $186.2 million for the year ended December 31, 2019. The decrease in operating results was driven by lower sales volumes and higher product liability expense partially offset by lower currency exchange losses and improved SG&A leverage. On a consolidated basis, SG&A expenses declined by 12% while sales declined 4%.
Adjusted operating income. Americas adjusted operating income for the year ended December 31, 2020 was $200.5 million, a decrease of $26.1 million, or 12%, compared to $226.6 million for the year ended December 31, 2019. The decrease was related to the lower level of sales, higher costs related to lower throughput in our factories, and higher inventory-related charges, partially offset by improved SG&A leverage.
International adjusted operating income for the year ended December 31, 2020 was $70.9 million, an increase of $11.0 million, or 18%, compared to adjusted operating income of $59.9 million for the year ended December 31, 2019. The increase in adjusted operating income is primarily attributable to improved gross profit associated with strategic pricing improvements and benefits we continue to realize from restructuring programs executed over the past 12 to 18 months, which more than offset the 3% decrease in sales. The most significant improvement in adjusted operating income was attributable to our EMEA operating segment.
Corporate segment adjusted operating loss for the year ended December 31, 2020 was $28.1 million, an improvement of $7.5 million, or 21%, compared to an adjusted operating loss of $35.6 million for the year ended December 31, 2019, due primarily to lower variable compensation expense as well as lower professional service and other expenses related to cost control initiatives.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

	Year Ended December 31, 2020
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$874,305	$473,918	$—	$1,348,223
GAAP operating income				166,851
Restructuring charges (Note 2)				27,381
Currency exchange losses, net (Note 5)				8,578
Product liability expense (Note 19)				39,036
Strategic transaction costs (Note 13)				717
COVID-19 related costs				757
Adjusted operating income (loss)	200,536	70,864	(28,080)	243,320
Adjusted operating margin %	22.9%	15.0%
Depreciation and amortization	26,762	12,521	391	39,674
Adjusted EBITDA	227,298	83,385	(27,689)	282,994
Adjusted EBITDA %	26.0%	17.6%

	Year Ended December 31, 2019
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$915,118	$486,863	$—	$1,401,981
GAAP operating income				186,230
Restructuring charges (Note 2)				13,846
Currency exchange losses, net (Note 5)				19,814
Product liability expense (Note 19)				26,619
Strategic transaction costs (Note 13)				4,400
Adjusted operating income (loss)	226,596	59,910	(35,597)	250,909
Adjusted operating margin %	24.8%	12.3%
Depreciation and amortization	24,691	12,938	391	38,020
Adjusted EBITDA	251,287	72,848	(35,206)	288,929
Adjusted EBITDA %	27.5%	15.0%
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
Total other expense, net. Other expense for the year ended December 31, 2020 was $3.7 million, an increase of $1.3 million, or 50.2%, compared to $2.5 million for the year ended December 31, 2019, primarily due to lower pension income driven by lower discount rates and lower expected rate of return partially offset by lower interest expense. Improved return on plan assets is expected to drive a $4 million to $5 million favorable comparison in nonoperating pension income in 2021, compared to 2020.

Income taxes. The reported effective tax rate for the year ended December 31, 2020 was 25.7%, which included a benefit of 3.9% for share-based payments, an expense of 3.4% due to nondeductible compensation, and expense of 1.5% related to a foreign audit. This compared to a reported effective tax rate for the year ended December 31, 2019 of 25.1%, which included a benefit of 2.6% for share-based payments, an expense of 1.8% due to non-deductible foreign currency exchange losses on entity closures, an expense of 1.9% due to nondeductible compensation and expense related to an increase in profitability in higher tax jurisdictions.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements.
Net income attributable to MSA Safety Incorporated. Net income was $120.1 million for the year ended December 31, 2020, or $3.05 per diluted share, compared to $136.4 million, or $3.48 per diluted share, for the year ended December 31, 2019, as a result of the factors described above.
Non-GAAP Financial Information
We may provide information regarding financial measures such as financial measures excluding the impact of acquisitions and related strategic transaction costs, COVID-19 related costs, consisting of a one-time bonus for essential manufacturing employees, adjusted operating income, adjusted operating margin percentage, adjusted EBITDA and adjusted EBITDA margin percentage, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net sales, selling, general and administrative expense, operating income or net income as a measure of operating performance. We believe that the use of these non-GAAP financial measures provide investors with additional useful information and provide a more complete understanding of the underlying results. Because not all companies use identical calculations, these presentations may not be comparable to similarly titled measures from other companies. For more information about these non-GAAP measures and a reconciliation to the nearest U.S. GAAP measure, please refer to the reconciliations referenced above in Management's Discussion & Analysis section and in Note 7—Segment Information of the consolidated financial statements in Part II Item 8 of this Form 10-K.

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
LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, declared dividend payments, and as applicable, acquisitions. At December 31, 2020, approximately 31% of our long-term debt is at fixed interest rates with repayment schedules through 2031. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2023. At December 31, 2020, approximately 74% of our borrowings are denominated in US dollars, which limits our exposure to currency exchange rate fluctuations. In January 2021, we borrowed on our U.K. credit facility in connection with the Bristol acquisition.
At December 31, 2020, we had cash, cash equivalents and restricted cash totaling $161.0 million, which included $150.1 million of cash, cash equivalents and restricted cash held by our foreign subsidiaries. Cash, cash equivalents and restricted cash increased $8.5 million during the year ended December 31, 2020 compared to an increase of $11.9 million during 2019. We continue to employ a balanced capital allocation strategy that prioritizes growth investments, funding our dividend and servicing debt obligations.
Our unsecured senior revolving credit facility provides for borrowings up to $600.0 million through 2023 and is subject to certain commitment fees. This credit facility has sub-limits for the issuance of letters of credit, swingline borrowings and foreign currency denominated borrowings; and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and repayment of existing indebtedness. Loans under the revolving facility will bear interest at a variable rate based on LIBOR or the federal funds rate at the Company's option. Our weighted average interest rate was 1.15% in 2020. At December 31, 2020, $385.5 million of the $600.0 million senior revolving credit facility was unused, including letters of credit. Refer to Note 11—Short and Long-Term Debt to the consolidated financial statements in Part II Item 8 of this Form 10-K.
Operating activities. Operating activities provided cash of $206.6 million in 2020, compared to providing cash of $165.0 million in 2019. The improved operating cash flows during the period was primarily attributable to improved working capital performance primarily related to accounts receivable and inventory as well as lower net payments related to MSA LLC's cumulative trauma product liability. Our subsidiary MSA LLC made product liability payments of $12.9 million, net of collections on insurance receivables, in the year ended December 31, 2020, compared to payments of $33.5 million, net of collections on insurance receivables, in the same period of 2019. MSA LLC funds its operating expenses and legal liabilities from its own operating cash flow and other investments, as well as insurance reimbursements, and not from borrowings under the Company’s credit facility, to which it is not a party. We have established cash flow streams that have allowed us to fund these liabilities without a material impact on our capital allocation priorities but the timing of such cash flows can and does vary from quarter to quarter. Please refer to Note 19—Contingencies of the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information.
    Investing activities. Investing activities used cash of $72.8 million for the year ended December 31, 2020, compared to using $64.2 million in 2019. Capital expenditures and purchase of short-term investments, net of proceeds from maturities drove cash outflows from investing activities during the year ended December 31, 2020. The acquisition of Sierra Monitor Corporation capital expenditures drove cash outflows from investing in the same period in 2019. During 2020 we spent $48.9 million on capital expenditures including approximately $8.2 million associated with software development, which was a $3.2 million increase compared to 2019. We expect to invest 2.5% to 3.5% of sales in capital expenditures in 2021.
Financing activities. Financing activities used cash of $126.5 million for the year ended December 31, 2020, compared to using cash of $84.6 million in 2019. During 2020, we had net payments on long-term debt of $44.0 million compared to net payments of $16.5 million in the same period in 2019.
We made dividend payments of $66.6 million during 2020, compared to $63.5 million during 2019. Dividends paid on our common stock during 2020 were $1.71 per share. Dividends paid on our common stock in 2019 were $1.64 per share.
In January 2021, we used $62.4 million of cash to fund the acquisition of Bristol.

Restricted cash balances were $0.4 million at December 31, 2020 compared to $0.3 million at December 31, 2019, and were primarily used to support letter of credit balances.
The MSA Board of Directors has authorized the Company to repurchase up to $100.0 million in shares of MSA common stock. We used $29.1 million during 2020 to repurchase shares, including $20.1 million related to purchases under our 2015 stock repurchase program, compared to $12.6 million during 2019 to repurchase shares, including $3.3 million related to purchases under our 2015 stock repurchase program.
CUMULATIVE TRANSLATION ADJUSTMENTS
The year-end position of the U.S. dollar relative to international currencies resulted in a translation gain of $22.3 million being recorded to cumulative translation adjustments for the year ended December 31, 2020 compared to a loss of $1.7 million in 2019. The translation gain during 2020 was primarily related to the weakening of the U.S. dollar relative to the euro. The translation loss during 2019 was primarily related to the strengthening of the U.S. dollar relative to the euro.
During the year ended December 31, 2020, we recognized approximately $8.6 million of currency exchange losses, net, in our Consolidated Statements of Income. During the year ended December 31, 2019, we recognized approximately $19.8 million of currency exchange losses, net, in our Consolidated Statement of Income of which $15.3 million relates to non-cash currency exchange losses due primarily to an approved plan to close our South Africa affiliates. This charge is related to the historical translation of the elements of the financial statements for the business from the functional currency to the U.S. Dollar. The translation impact has been historically recorded as currency translation adjustment, a separate component of accumulated other comprehensive loss within the shareholders' equity section of the Consolidated Balance Sheet.
COMMITMENTS AND CONTINGENCIES
We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2020, are as follows:

(In millions)	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt	$308.3	$20.0	$—	$221.6	$8.3	$8.3	$50.1
Operating leases	66.5	11.4	7.9	6.3	4.5	4.7	31.7
Transition tax	6.6	0.8	1.5	1.9	2.4	—	—
Totals	$381.4	$32.2	$9.4	$229.8	$15.2	$13.0	$81.8
The significant obligations table does not include obligations to taxing authorities due to uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.
We expect to meet our 2021 and 2022 debt service obligations through cash provided by operations. Approximately $213.2 million of debt payable in 2023 relates to our unsecured senior revolving credit facility. We expect to generate sufficient operating cash flow to make payments against this amount each year. To the extent that a balance remains when the facility matures in 2023, we expect to refinance the remaining balance through new borrowing facilities. Interest expense on fixed rate debt over the next five years is expected to be approximately $3.2 million in 2021, $2.6 million in 2022, $2.3 million in 2023, $2.1 million in 2024, and $1.8 million in 2025. We expect total interest expense for 2021 to be between $8 million and $9 million.
The Company had outstanding bank guarantees and standby letters of credit with banks as of December 31, 2020 totaling $9.0 million, of which $1.3 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At December 31, 2020, the Company has $0.4 million of restricted cash in support of these arrangements.
We expect to make net contributions of $7.7 million to our pension plans in 2021 which are primarily associated with our International segment. We have not been required to make contributions to our U.S. based qualified defined benefit pension plan in many years.
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of our ordinary conduct of business.
Please refer to Note 19 to the consolidated financial statements in Part II Item 8 of this Form 10-K for further discussion on the Company's product liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. We evaluate these estimates and judgments on an on-going basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our consolidated financial statements. A summary of the Company's significant accounting policies is included in Note 1—Significant Accounting Policies to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
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

Pensions and other post-retirement benefits. We sponsor certain pension and other post-retirement benefit plans. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year. Discount rates and plan asset valuations are point-in-time measures. The discount rate assumptions used in determining projected benefit obligations for our U.S. and foreign plans were based on the spot rate method at December 31, 2020.
Expected returns on plan assets are based on capital market expectations by asset class.
The following table summarizes the impact of changes in significant actuarial assumptions on our December 31, 2020 actuarial valuations.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	1%	(1)%	1%	(1)%	5%	(5)%
(Decrease) increase in net benefit cost	$(6,941)	$8,939	$(4,826)	$4,826	$(982)	$1,040
(Decrease) increase in projected benefit obligation	(88,742)	115,339	—	—	—	—
Increase (decrease) in funded status	88,742	(115,339)	—	—	29,341	(29,341)
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
All goodwill is assigned to and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The evaluation of impairment involves using either a qualitative or quantitative approach as outlined in Accounting Standards Codification (ASC) Topic 350. In 2020, we performed a two-step quantitative test at October 1, 2020. Quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimate reporting unit fair value using a weighted average of fair values determined by discounted cash flow (DCF) and market approach methodologies, as we believe both are important indicators of fair value. A number of assumptions and estimates are involved in the application of the DCF model, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of EBITDA at which peer companies are trading.
In the event the carrying value is in excess of the estimated fair value of a reporting unit per the weighted average of the DCF and market approach models, an impairment loss equal to such excess would be recognized, which could materially and adversely affect reported consolidated results of operations and shareholders’ equity. At October 1, 2020, based on our quantitative test, the fair values of each of our reporting units exceeded their carrying value by at least 109%.
The intangible asset with an indefinite life is also subject to impairment testing on October 1st of each year, or more frequently if indicators of impairment exist. The impairment test compares the fair value of the intangible asset with its carrying amount. We perform a quantitative assessment of the indefinite lived trade name intangible asset as outlined in ASC 350 by comparing the estimated fair value of the trade name intangible asset to its carrying value. We estimate the fair value using the relief from royalty income approach. A number of significant assumptions and estimates are involved in the application of the relief from royalty model, including sales volumes and prices, royalty rates and tax rates. Forecasts are based on sales generated by the underlying trade name assets and are generally based on approved business unit operating plans for the early years and historical relationships in later years. At October 1, 2020, based on our quantitative test, the fair value of the trade name asset exceeded its carrying value by approximately 22%.
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
Currency exchange rates. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2020 by approximately $57.3 million and $5.0 million, or 4.3% and 4.1%, respectively.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2020, we had open foreign currency forward contracts with a U.S. dollar notional value of $96.0 million. A hypothetical 10% increase in December 31, 2020 forward exchange rates would result in a $9.6 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of our revolving credit facility, these financial instruments are reported at carrying values which approximate fair values.
At December 31, 2020, we had $95.1 million of fixed rate debt which matures at various dates through 2031. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $8 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At December 31, 2020, we had $213.2 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could have an impact on future earnings under our current capital structure.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.
The Company's independent registered public accounting firm that audited the consolidated financial statements included in this annual report issued an attestation report on the Company's internal control over financial reporting.

/s/ NISHAN J. VARTANIAN
Nishan J. Vartanian Chairman, President and Chief Executive Officer

/s/ KENNETH D. KRAUSE
Kenneth D. Krause Sr. Vice President, Chief Financial Officer and Treasurer
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSA Safety Incorporated

Opinion on Internal Control over Financial Reporting

We have audited MSA Safety Incorporated’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MSA Safety Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in retained earnings, accumulated other comprehensive loss and noncontrolling interests for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) 2. and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSA Safety Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MSA Safety Incorporated (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in retained earnings, accumulated other comprehensive loss and noncontrolling interests for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) 2. (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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
As more fully described in Note 19 to the consolidated financial statements, MSA LLC is named as a defendant in lawsuits comprised of cumulative trauma product liability claims involving exposures to harmful substances (e.g., silica, asbestos, and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. The Company believes it is probable that it will incur losses related to asserted and incurred but not reported (IBNR) claims and that the amount of loss can be reasonably estimated. At December 31, 2020, the Company’s accrual for asserted and IBNR claims was $221.5 million, representing its best estimate of the expected losses related to these claims.

Auditing management’s accounting for and disclosure of loss contingencies arising from cumulative trauma product liability claims was especially challenging, as the estimate of probable loss is highly subjective. In particular, the estimate was sensitive to significant assumptions that included, among others, the number of claims asserted against MSA LLC and the counsel asserting those claims, the percentage of claims resolved through settlement and the values of settlements paid to claimants.

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

To test the Company’s assessment of cumulative trauma product liability claims, we performed audit procedures which included, among others: reading the minutes of the meetings of the committees of the board of directors, requesting and receiving internal and external legal counsel letters, meeting with internal and external counsel to discuss the claims, meeting with management’s valuation consultant, testing the completeness and accuracy of data from underlying systems that are used in the Company’s assessment, performing a historical lookback analysis on claims data, performing a search for new or contrary evidence affecting the assessment, and obtaining a representation letter from the Company. Additional audit procedures to test the Company’s valuation of the expected losses related to cumulative trauma product liability claims included: evaluating significant assumptions underlying the estimate, including the number of claims asserted against MSA LLC and the counsel asserting those claims, and the percentage of claims resolved through settlement and the values of settlements paid to claimants. We engaged our actuarial specialists to assist in the analysis of the significant assumptions and methodology used by management. Our procedures also included evaluating the sufficiency of the Company’s disclosures with respect to cumulative trauma product liability claims described in Note 19 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Pittsburgh, Pennsylvania
February 19, 2021

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Net sales	$1,348,223	$1,401,981	$1,358,104
Cost of products sold	757,775	765,369	746,241
Gross profit	590,448	636,612	611,863

Selling, general and administrative	290,334	330,502	324,784
Research and development	58,268	57,848	52,696
Restructuring charges (Note 2)	27,381	13,846	13,247
Currency exchange losses, net (Note 5)	8,578	19,814	2,330
Product liability (Note 19) and other operating expense	39,036	28,372	45,327
Operating income	166,851	186,230	173,479

Interest expense	9,432	13,589	18,881
Loss on extinguishment of debt (Note 11)	—	—	1,494
Other income, net (Note 15)	(5,684)	(11,094)	(9,231)
Total other expense, net	3,748	2,495	11,144

Income before income taxes	163,103	183,735	162,335
Provision for income taxes (Note 9)	41,941	46,086	37,220
Net income	121,162	137,649	125,115

Net income attributable to noncontrolling interests	$(1,061)	$(1,209)	$(965)

Net income attributable to MSA Safety Incorporated	$120,101	$136,440	$124,150

Earnings per share attributable to MSA Safety Incorporated common shareholders (Note 8):
Basic	$3.09	$3.52	$3.23
Diluted	$3.05	$3.48	$3.18
Dividends per common share	$1.71	$1.64	$1.49
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2020	2019	2018
Net income	$121,162	$137,649	$125,115
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (Note 5)	22,260	(1,657)	(30,103)
Pension and post-retirement plan actuarial gains (losses), net of tax (Note 5)	9,296	(5,559)	(17,569)
Unrealized (losses) gains on available-for-sale securities (Note 5)	(7)	578	(572)
Reclassifications from accumulated other comprehensive (loss) into net income (Note 5)	216	15,261	774
Total other comprehensive income (loss), net of tax	31,765	8,623	(47,470)
Comprehensive income	152,927	146,272	77,645
Comprehensive income attributable to noncontrolling interests	(1,220)	(1,136)	(660)
Comprehensive income attributable to MSA Safety Incorporated	$151,707	$145,136	$76,985
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2020	2019
Assets
Cash and cash equivalents	$160,672	$152,195
Trade receivables, less allowance for credit loss of $5,344 and $4,860	252,283	255,082
Inventories (Note 3)	197,819	185,027
Investments, short-term (Note 18)	74,982	49,892
Prepaid income taxes	26,185	13,072
Notes receivable, insurance companies (Note 19)	3,796	3,676
Prepaid expenses and other current assets	38,541	34,419
Total current assets	754,278	693,363

Property, plant and equipment, net (Note 4)	189,620	167,038
Operating lease assets, net (Note 16)	53,451	51,675
Prepaid pension cost (Note 14)	97,545	75,066
Deferred tax assets (Note 9)	35,665	32,596
Goodwill (Note 12)	443,272	436,679
Intangible assets, net (Note 12)	161,051	171,326
Notes receivable, insurance companies, noncurrent (Note 19)	48,540	52,336
Insurance receivable (Note 19) and other noncurrent assets	89,062	59,614
Total assets	$1,872,484	$1,739,693

Liabilities
Notes payable and current portion of long-term debt (Note 11)	$20,000	$20,000
Accounts payable	86,854	89,120
Employees’ compensation	40,277	41,882
Insurance and product liability (Note 19)	43,706	25,870
Income taxes payable (Note 9)	3,580	6,739
Accrued restructuring (Note 2) and other current liabilities	116,128	93,898
Total current liabilities	310,545	277,509

Long-term debt, net (Note 11)	287,157	328,394
Pensions and other employee benefits (Note 14)	208,068	186,697
Noncurrent operating lease liabilities (Note 16)	44,639	42,632
Deferred tax liabilities (Note 9)	10,916	9,787
Product liability (Note 19) and other noncurrent liabilities	201,268	162,101
Total liabilities	$1,062,593	$1,007,120
Commitments and contingencies (Note 19)

Shareholders' Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 6)	3,569	3,569
Common stock, no par value (180,000,000 shares authorized; 62,081,391 shares issued; 39,067,902 and 38,841,194 shares outstanding at December 31, 2020 and 2019, respectively)	242,693	229,127
Treasury shares, at cost (Note 6)	(327,756)	(305,159)
Accumulated other comprehensive loss (Note 5)	(182,397)	(214,003)
Retained earnings	1,065,789	1,012,266
Total MSA Safety Incorporated shareholders’ equity	801,898	725,800
Noncontrolling interests	7,993	6,773
Total shareholders’ equity	809,891	732,573
Total liabilities and shareholders’ equity	$1,872,484	$1,739,693
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2020	2019	2018
Operating Activities
Net income	$121,162	$137,649	$125,115
Depreciation and amortization	39,674	38,020	37,852
Stock-based compensation (Note 10)	6,920	13,760	12,239
Pension expense (Note 14) and other charges	10,082	3,382	5,901
Deferred income tax (benefit) provision (Note 9)	(3,322)	1,272	(4,065)
Losses on asset dispositions, net	236	371	484
Pension contributions (Note 14)	(5,596)	(5,537)	(4,718)
Currency exchange losses, net (Note 5)	8,578	19,814	2,330
Product liability expense (Note 19)	39,036	26,619	45,327
Collections on insurance receivable and notes receivable, insurance companies (Note 19)	10,853	21,035	101,552
Product liability payments (Note 19)	(23,727)	(54,504)	(61,500)
Loss on extinguishment of debt (Note 11)	—	—	1,494
Changes in:
Trade receivables	7,677	(8,855)	(10,075)
Inventories (Note 3)	(8,601)	(23,246)	(11,122)
Prepaid expenses and other current assets	(8,861)	(822)	10,866
Accounts payable and accrued liabilities	13,541	5,801	17,985
Other noncurrent assets and liabilities	(1,097)	(9,797)	(5,778)
Cash Flow From Operating Activities	206,555	164,962	263,887
Investing Activities
Capital expenditures	(48,905)	(36,604)	(33,960)
Purchase of short-term investments (Note 18)	(199,318)	(169,245)	(73,022)
Proceeds from maturities of short-term investments (Note 18)	175,000	174,670	18,000
Acquisition, net of cash acquired (Note 13)	—	(33,196)	—
Property disposals and other investing	454	218	4,587
Cash Flow Used In Investing Activities	(72,769)	(64,157)	(84,395)
Financing Activities
(Payments on) proceeds from short-term debt, net (Note 11)	—	(65)	51
Payments on long-term debt (Note 11)	(1,031,000)	(880,500)	(570,167)
Proceeds from long-term debt (Note 11)	987,000	864,000	462,500
Debt issuance costs	—	—	(1,216)
Cash dividends paid	(66,578)	(63,523)	(57,248)
Company stock purchases (Note 6)	(29,144)	(12,648)	(4,824)
Exercise of stock options (Note 6)	12,446	7,471	8,573
Employee stock purchase plan (Note 6)	747	641	556
Other, net	—	—	(1,494)
Cash Flow Used In Financing Activities	(126,529)	(84,624)	(163,269)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,234	(4,242)	(13,508)
Increase in cash, cash equivalents and restricted cash	8,491	11,939	2,715
Beginning cash, cash equivalents and restricted cash	152,543	140,604	137,889
Ending cash, cash equivalents and restricted cash	$161,034	$152,543	$140,604

Supplemental cash flow information:
Cash and cash equivalents	$160,672	$152,195	$140,095
Restricted cash included in prepaid expenses and other current assets	362	348	509
Total cash, cash equivalents and restricted cash	$161,034	152,543	140,604

Interest paid in cash	$9,856	$14,490	$20,408
Income tax paid in cash	61,072	48,673	40,587

The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS

(In thousands)	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balances January 1, 2018	$868,675	$(171,762)	$4,977
Net income	125,115	—	—
Foreign currency translation adjustments	—	(30,103)	—
Pension and post-retirement plan adjustments, net of tax of $(6,325)	—	(17,569)	—
Unrecognized net losses on available-for-sale securities (Note 18)	—	(572)	—
Reclassification of currency translation from accumulated other comprehensive (loss) into net income (Note 5)	—	774	—
(Income) loss attributable to noncontrolling interests	(965)	305	660
Acquisition of noncontrolling interests	—		—
Common dividends	(57,206)	—	—
Preferred dividends ($0.5625 per share)	(42)	—	—
Balances December 31, 2018	935,577	(218,927)	5,637
Net income	137,649	—	—
Foreign currency translation adjustments	—	(1,657)	—
Pension and post-retirement plan adjustments, net of tax of $(3,072)	—	(5,559)	—
Unrecognized net gains on available-for-sale securities (Note 18)	—	578	—
Reclassification of currency translation from accumulated other comprehensive (loss) into net income (Note 5)	—	15,261	—
(Income) loss attributable to noncontrolling interests	(1,209)	73	1,136
Common dividends	(63,481)	—	—
Preferred dividends ($0.5625 per share)	(42)	—	—
Cumulative effect of the adoption of ASU 2016-16 (Note 1)	3,772	(3,772)	—
Balances December 31, 2019	1,012,266	(214,003)	6,773
Net income	121,162	—	—
Foreign currency translation adjustments	—	22,260	—
Pension and post-retirement plan adjustments, net of tax of $2,245	—	9,296	—
Unrecognized net losses on available-for-sale securities (Note 18)	—	(7)	—
Reclassification of currency translation from accumulated other comprehensive (loss) into net income (Note 5)	—	216	—
Income attributable to noncontrolling interests	(1,061)	(159)	1,220
Common dividends	(66,537)	—	—
Preferred dividends ($0.5625 per share)	(41)	—	—
Balances December 31, 2020	$1,065,789	$(182,397)	$7,993
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Significant Accounting Policies
Basis of Presentation—The consolidated financial statements of MSA Safety Incorporated ("MSA" or "the Company") are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. They also may affect the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates upon subsequent resolution of identified matters.
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
Currency Translation—The functional currency of all significant non-U.S. subsidiaries is the local country currency. Assets and liabilities of these operations are translated at year-end exchange rates. Income statement accounts are translated using the average exchange rates for the reporting period. Translation adjustments for these companies are reported as a component of shareholders’ equity and are not included in income. Foreign currency transaction gains and losses are included in net income for the reporting period.
Cash Equivalents—Cash equivalents include temporary deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. Other highly liquid investments consist of money market funds and balances were $0.6 million and $17.9 million at December 31, 2020 and 2019, respectively. These funds are valued at net asset value (“NAV”). The money market funds are required to price and transact at a NAV per share that fluctuates based upon the pricing of the underlying portfolio of securities and this requirement may impact the value of those fund shares.
Restricted Cash—Restricted cash, which is designated for use other than current operations, is included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Restricted cash balances were $0.4 million and $0.3 million at December 31, 2020 and 2019, respectively. These balances were used to support letter of credit balances.
Inventories—Inventories are stated at the lower of cost or net realizable value. The majority of U.S. inventories are valued on the last-in, first-out (LIFO) cost method which is used since this method provides better matching of costs and revenues. Other inventories are valued at standard costs which approximate actual costs. It is the Company's general policy to write-down any inventory identified as obsolete. Additionally, it will write-down any inventory balance in excess of the last twenty-four months of consumption.

    Investment securities—The Company’s investment securities, primarily fixed income, are classified as available-for-sale. The securities are recorded at fair market value and reported in “Investments, short-term” in the accompanying Consolidated Balance Sheets with changes in fair market value recorded in other comprehensive income, net of tax. The purchases and sales of these investments are classified as investing activities in the Consolidated Statements of Cash Flows.
Property and Depreciation—Property is recorded at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, generally as follows: buildings 20 to 40 years and machinery and equipment 3 to 10 years. Expenditures for significant renewals and improvements are capitalized. Ordinary repairs and maintenance are expensed as incurred. Gains or losses on property dispositions are included in other income, net and the cost and related depreciation are removed from the accounts. Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $27.7 million, $26.5 million and $26.9 million, respectively. Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable.

Software Development Costs—Software development costs consist primarily of costs incurred in software development and related personnel compensation to create, enhance and deploy the Company’s broad range of wireless technology and cloud-based computing safety services. Software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which primarily include compensation and related expenses, are capitalized. Additionally, costs of upgrades and enhancements are capitalized when it is probable that the upgrades and enhancements will result in added functionality. Capitalized costs are amortized through Cost of products sold using the straight-line method over the estimated useful life, which is normally three years, beginning in the period in which the software is ready for its intended use or when the upgrade or enhancement is deployed. During 2020, 2019, and 2018 there was approximately $8.2 million, $5.0 million and $1.6 million, respectively, of software development costs capitalized.
Goodwill and Other Intangible Assets—Intangible assets with a finite useful life are amortized on a straight-line basis over their useful lives. Indefinite lived intangible assets are assessed for possible impairment annually on October 1st or whenever circumstances change such that the recorded value of the asset may not be recoverable. We performed a quantitative assessment of the indefinite lived trade name intangible asset as outlined in Accounting Standards Codification ("ASC") 350 by comparing the estimated fair value of the trade name intangible asset to its carrying value. We estimate the fair value using the relief from royalty income approach. A number of assumptions and estimates are involved in the application of the relief from royalty model, including sales volumes and prices, royalty rates and tax rates. Forecasts are based on sales generated by the underlying trade name assets and are generally based on approved business unit operating plans for the early years and historical relationships in later years. Based on these assessments, no impairments were identified during the years ended December 31, 2020, 2019 or 2018.
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
All goodwill is assigned to and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The evaluation of impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350. In 2020, we performed a two-step quantitative test at October 1, 2020. Step 1 of the quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimate reporting unit fair value using a weighted average of fair values determined by discounted cash flow (DCF) and market approach methodologies, as we believe both are important indicators of fair value. A number of assumptions and estimates are involved in the application of the DCF model, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are generally based on approved reporting unit operating plans for the early years and historical relationships in later years. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of EBITDA at which peer companies are trading.
There has been no impairment of our goodwill during the years ended December 31, 2020, 2019 or 2018.
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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Amounts billed and due from our customers are classified as receivables on the Consolidated Balance Sheets. We make appropriate provisions for credit losses which have historically been insignificant in relation to our net sales. Certain contracts with customers, primarily distributor customers, have an element of variable consideration that is estimated when revenue is recognized under the contract to the extent that it is material to the individual contract. Variable consideration includes volume incentive rebates, performance guarantees, price concessions and returns. Rebates are based on achieving a certain level of purchases and other performance criteria that are documented in established distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned by the customer. The rebate accrual is reviewed monthly and adjustments are made as the estimate of projected sales changes. Product returns, including an adjustment for restocking fees if it is material, are estimated based on historical return experience and revenue is adjusted. Sales, value add and other taxes collected with revenue-producing activities and remitted to governmental authorities are excluded from revenue.
Depending on the terms of the arrangement, we may defer revenue for which we have a future obligation, including training and extended warranty and technical services, until such time that the obligation has been satisfied. We use an observable price, or a cost plus margin approach when one is not available, to determine the stand-alone selling price for separate performance obligations. We have elected to recognize the cost for shipping and handling as an expense when control of the product has passed to the customer. These costs are included within the Cost of products sold line on the Consolidated Statements of Income. Amounts billed to customers for shipping and handling are included in net sales.
Product Warranties—Estimated expenses related to product warranties and additional service actions are charged to Cost of products sold in the period in which the related revenue is recognized or when significant product quality issues are identified.
Research and Development—Research and development costs are expensed as incurred.
Income Taxes—Deferred income taxes are recognized for temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more likely than not threshold. We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Deferred taxes are booked for available cash in excess of working capital for non-U.S. subsidiaries as these earnings are not considered to be permanently reinvested.
Stock-Based Compensation—We recognize expense for employee and non-employee director stock-based compensation based on the grant date fair value of the awards. Except for retirement-eligible participants, for whom there is no requisite service period, this expense is recognized ratably over the requisite service periods following the date of grant. For retirement-eligible participants, this expense is recognized over an accelerated period of at least one year.
Derivative Instruments—We may use derivative instruments to minimize the effects of changes in currency exchange rates. We do not enter into derivative transactions for speculative purposes and do not hold derivative instruments for trading purposes. Changes in the fair value of derivative instruments designated as fair value hedges are recorded in the balance sheet as adjustments to the underlying hedged asset or liability. Changes in the fair value of derivative instruments that do not qualify for hedge accounting treatment are recognized in the Consolidated Statements of Income and Consolidated Statements of Cash Flows as Currency exchange losses, net in the current period.
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
Concentration of credit and business risks - We are exposed to credit risk in the event of nonpayment by customers, principally in the oil, gas and petrochemical, fire service, construction, utilities, and mining industries. Changes in these industries or other developments may significantly affect our financial performance and management's estimates. We mitigate our exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, credit insurance, prepayments, guarantees or other collateral. No individual customer represented more than 10% of our sales or receivables.
Recently Adopted and Recently Issued Accounting Standards— In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This ASU introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as reinsurance and trade receivables. This ASU was adopted on January 1, 2020, which did not have an impact on the consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and was adopted in 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company's adoption of ASU 2018-13 did not have an impact on the consolidated financial statements, but did change our disclosures.
In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which improves defined benefit disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years ending after December 15, 2020, and early adoption is permitted.  The amendments in this ASU are required to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018-14 on December 31, 2020, which did not have an impact on the consolidated financial statements, but did change our disclosures.

Note 2—Restructuring Charges
During the years ended December 31, 2020, 2019 and 2018, we recorded restructuring charges of $27.4 million, $13.8 million and $13.2 million, respectively. These charges were primarily related to our ongoing initiatives to drive profitable growth and right size our operations.
Americas segment restructuring charges of $4.7 million during the year ended December 31, 2020, were primarily related to costs associated with our global Fixed Gas & Flame Detection manufacturing footprint optimization as well as programs to adjust our operations in response to current business conditions. International segment restructuring charges of $21.9 million during the year ended December 31, 2020, were primarily related to severance costs for staff reductions and footprint optimization associated with our ongoing initiatives to drive profitable growth. Corporate segment restructuring charges of $0.8 million during the year ended December 31, 2020, were primarily related to programs to adjust our operations in response to current business conditions.
A total of 121 positions were eliminated in 2020. There were 42 positions eliminated in the Americas segment, 76 in the International segment and 3 in the Corporate segment.
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

A total of 45 positions were eliminated in 2018. There were 8 positions were eliminated in the Americas segment, 34 in the International segment and 3 in the Corporate segment.
Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	Americas	International	Corporate	Total
Reserve balances at January 1, 2018	$0.5	$3.6	$—	$4.1
Restructuring charges	2.3	5.6	5.3	13.2
Currency translation and other adjustments	(0.3)	(0.3)	—	(0.6)
Cash payments	(2.0)	(4.9)	(5.3)	(12.2)
Reserve balances at December 31, 2018	$0.5	$4.0	$—	$4.5
Restructuring charges	0.5	12.7	0.6	13.8
Currency translation and other adjustments	(0.1)	(0.6)	—	(0.7)
Cash payments / utilization	(0.6)	(10.2)	(0.6)	(11.4)
Reserve balances at December 31, 2019	$0.3	$5.9	$—	$6.2
Restructuring charges	4.7	21.9	0.8	27.4
Currency translation and other adjustments	(0.1)	0.1	—	—
Cash payments / utilization	(2.1)	(8.6)	(0.4)	(11.1)
Reserve balances at December 31, 2020	$2.8	$19.3	$0.4	$22.5

Note 3—Inventories
The following table sets forth the components of inventory:

	December 31,
(In thousands)	2020	2019
Finished products	$81,048	$71,918
Work in process	2,618	4,083
Raw materials and supplies	161,300	151,129
Inventories at current cost	244,966	227,130
Less: LIFO valuation	(47,147)	(42,103)
Total inventories	$197,819	$185,027
Inventories stated on the LIFO basis represent 48% and 43% of total inventories at December 31, 2020 and 2019, respectively. We did not have any LIFO liquidations during the years ended December 31, 2020 and 2019.
Note 4—Property, Plant, and Equipment
The following table sets forth the components of property, plant and equipment:

	December 31,
(In thousands)	2020	2019
Land	$4,275	$4,194
Buildings	128,887	125,223
Machinery and equipment	422,333	397,287
Construction in progress	38,753	24,759
Total	594,249	551,463
Less accumulated depreciation	(404,629)	(384,425)
Property, plant and equipment, net	$189,620	$167,038

The Company has unamortized computer software costs of $12.6 million and $6.2 million as of December 31, 2020 and 2019, respectively, included in property, plant and equipment, net.

Note 5—Reclassifications Out of Accumulated Other Comprehensive Loss

	MSA Safety Incorporated						Noncontrolling Interests
(In thousands)	2020		2019		2018		2020	2019	2018
Pension and other post-retirement benefits(a)
Balance at beginning of period	$(124,848)		$(115,517)		$(97,948)		$—	$—	$—
Unrecognized net actuarial losses	(6,322)		(19,479)		(37,977)		—	—	—
Tax benefit	1,997		5,847		9,936		—	—	—
Total other comprehensive loss before reclassifications, net of tax	(4,325)		(13,632)		(28,041)		—	—	—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 14)	(216)		(180)		(424)		—	—	—
Recognized net actuarial losses (Note 14)	18,079		11,028		14,507		—	—	—
Tax benefit	(4,242)		(2,775)		(3,611)		—	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	13,621		8,073		10,472		—	—	—
Reclassification to retained earnings due to the adoption of ASU 2018-02 (Note 1)	—		(3,772)		—		—	—	—
Total other comprehensive income (loss)	$9,296		$(9,331)		$(17,569)		$—	$—	$—
Balance at end of period	$(115,552)		$(124,848)		$(115,517)		$—	$—	$—
Available-for-sale securities
Balance at beginning of period	$6		$(572)		$—		$—	$—	$—
Unrealized (loss) gain on available-for-sale securities (Note 18)	(7)		578		(572)		—	—	—
Balance at end of period	$(1)		$6		$(572)		$—	$—	$—
Foreign currency translation
Balance at beginning of period	$(89,161)		$(102,838)		$(73,814)		$423	$496	$801
Reclassification from accumulated other comprehensive loss into net income	216	(c)	15,261	(b)	774	(c)	—	—	—
Foreign currency translation adjustments	22,101		(1,584)		(29,798)		159	(73)	(305)
Balance at end of period	$(66,844)		$(89,161)		$(102,838)		$582	$423	$496
(a)Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 14—Pensions and Other Post-retirement Benefits).
(b)Reclassifications out of accumulated other comprehensive loss and into net income relate primarily to the approval of our plan to close our South Africa affiliates and are included in Currency exchange losses, net, within the Consolidated Statements of Income.
(c)Included in Currency exchange losses, net, on the Consolidated Statements of Income.

Note 6—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued at both December 31, 2020 and 2019 and 52,998 and 52,878 shares held in treasury at December 31, 2020 and 2019, respectively. The Treasury shares at cost line of the Consolidated Balance Sheet includes $1.8 million related to preferred stock. There were 120 shares of preferred stock purchased and subsequently held in treasury during the year ended December 31, 2020, and no treasury purchases of preferred stock during the year ended December 31, 2019. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of December 31, 2020 or 2019.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of both December 31, 2020 and December 31, 2019. There were 39,067,902 and 38,841,194 shares outstanding at December 31, 2020 and 2019, respectively.
Treasury Shares - The Company's stock repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were 175,000 shares repurchased during 2020 and 33,465 shares repurchased during 2019. No shares were repurchased during 2018. We do not have any other share repurchase programs. There were 23,013,489 and 23,240,197 Treasury Shares at December 31, 2020 and 2019, respectively.
The Company issues Treasury Shares for all stock based benefit plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 471,681 and 436,549 Treasury Shares issued for these purposes during the years ended December 31, 2020 and 2019, respectively.

Common stock activity is summarized as follows:

	Shares		Dollars
(Dollars in thousands)	Issued	Treasury	Common Stock	Treasury Cost
Balances January 1, 2018	62,081,391	(23,858,463)	$194,953	$(296,081)
Restricted stock awards	—	92,401	(1,079)	1,079
Restricted stock expense	—	—	6,504	—
Restricted stock forfeitures	—	—	(283)
Stock options exercised	—	215,724	5,738	2,835
Stock option expense		—	272	—
Stock option forfeitures	—	—	(55)	—
Performance stock issued	—	41,660	(523)	523
Performance stock expense	—	—	6,186	—
Performance stock forfeitures		—	(385)	—
Employee stock purchase plan	—	7,725	478	78
Treasury shares purchased for stock compensation programs	—	(53,915)	—	(4,824)
Balances December 31, 2018	62,081,391	(23,554,868)	$211,806	$(296,390)
Restricted stock awards	—	96,893	(1,253)	1,253
Restricted stock expense	—	—	7,397	—
Restricted stock forfeitures	—	—	(483)	—
Stock options exercised	—	193,681	5,107	2,364
Stock option expense	—	—	492	—
Stock option forfeitures	—	—	(5)	—
Performance stock issued	—	139,478	(1,778)	1,778
Performance stock expense	—	—	6,574	—
Performance stock forfeitures	—	—	(215)	—
Stock consideration in acquisition	—	—	921	—
Employee stock purchase plan	—	5,895	564	77
Treasury shares purchased for stock compensation programs	—	(87,811)	—	(9,301)
Share repurchase program	—	(33,465)	—	(3,347)
Balances December 31, 2019	62,081,391	(23,240,197)	$229,127	$(303,566)
Restricted stock awards	—	55,691	(773)	773
Restricted stock expense	—	—	7,065	—
Restricted stock forfeitures	—	—	(807)	—
Stock options exercised	—	274,672	8,590	3,856
Stock option expense	—	—	153	—
Stock option forfeitures	—	—	(40)	—
Performance stock issued	—	134,824	(1,826)	1,826
Performance stock expense	—	—	1,305	—
Performance stock forfeitures	—	—	(755)	—
Employee stock purchase plan	—	6,494	654	93
Treasury shares purchased for stock compensation programs	—	(69,973)	—	(9,025)
Share repurchase program	—	(175,000)	—	(20,113)
Balances December 31, 2020	62,081,391	(23,013,489)	$242,693	$(326,156)

Note 7—Segment Information
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
The Company's sales are allocated to each segment based primarily on the country destination of the end-customer.
Adjusted operating income (loss), adjusted operating margin, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA margin are the measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is defined as operating income excluding restructuring charges, currency exchange gains (losses), product liability expense, strategic transaction costs and COVID-19 related costs, consisting of a one-time bonus for essential manufacturing employees and adjusted operating margin is defined as adjusted operating income (loss) divided by segment sales to external customers. Adjusted EBITDA is defined as adjusted operating income (loss) plus depreciation and amortization and adjusted EBITDA margin is defined as adjusted EBITDA divided by segment sales to external customers. Adjusted operating income (loss), adjusted operating margin, adjusted EBITDA and adjusted EBITDA margin are not recognized terms under U.S. GAAP, and therefore, do not purport to be alternatives to operating income or operating margin as a measure of operating performance. Further, the Company's measure of adjusted operating income (loss), adjusted operating margin, adjusted EBITDA and adjusted EBITDA margin may not be comparable to similarly titled measures of other companies. Adjusted operating income (loss) and adjusted EBITDA on a consolidated basis is presented in the following table to reconcile the segment operating performance measure to operating income as presented on the Consolidated Statements of Income.
The accounting principles applied at the operating segment level in determining operating income (loss) are generally the same as those applied at the consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.

Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Reconciling Items(1)	Consolidated Totals
2020
Net sales to external customers	$874,305	$473,918	$—	$—	$1,348,223
Operating income					166,851
Restructuring charges (Note 2)					27,381
Currency exchange losses, net (Note 5)					8,578
Product liability expense (Note 19)					39,036
Strategic transaction costs (Note 13)					717
COVID-19 related costs					757
Adjusted operating income (loss)	200,536	70,864	(28,080)	—	243,320
Adjusted operating margin %	22.9%	15.0%
Depreciation and amortization	26,762	12,521	391	—	39,674
Adjusted EBITDA	227,298	83,385	(27,689)	—	282,994
Adjusted EBITDA %	26.0%	17.6%
Noncash items:
Pension expense	910	8,113	—	—	9,023
Total Assets	1,228,739	615,114	29,761	(1,130)	1,872,484
Capital expenditures	43,181	5,724	—	—	48,905
2019
Net sales to external customers	$915,118	$486,863	$—	$—	$1,401,981
Operating income					186,230
Restructuring charges (Note 2)					13,846
Currency exchange losses, net (Note 5)					19,814
Product liability expense (Note 19)					26,619
Strategic transaction costs (Note 13)					4,400
Adjusted operating income (loss)	226,596	59,910	(35,597)	—	250,909
Adjusted operating margin %	24.8%	12.3%
Depreciation and amortization	24,691	12,938	391	—	38,020
Adjusted EBITDA	251,287	72,848	(35,206)	—	288,929
Adjusted EBITDA %	27.5%	15.0%
Noncash items:
Pension (income) expense	(6,111)	7,044	—	—	933
Total Assets	1,131,911	584,195	22,367	1,220	1,739,693
Capital expenditures	26,823	9,781	—	—	36,604
2018
Net sales to external customers	$854,287	$503,817	$—	$—	$1,358,104
Operating income					173,479
Restructuring charges (Note 2)					13,247
Currency exchange losses, net (Note 5)					2,330
Product liability expense (Note 19)					45,327
Strategic transaction costs (Note 13)					421
Adjusted operating income (loss)	206,839	59,866	(31,901)	—	234,804
Adjusted operating margin %	24.2%	11.9%
Depreciation and amortization	24,143	13,303	406	—	37,852
Adjusted EBITDA	230,982	73,169	(31,495)	—	272,656
Adjusted EBITDA %	27.0%	14.5%
Noncash items:
Pension (income) expense	(1,201)	7,102	—	—	5,901
Total Assets	1,077,938	522,042	10,842	(2,810)	1,608,012
Capital expenditures	25,001	8,959	—	—	33,960
(1)Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

Geographic information on Net sales to external customers, based on country of origin:

(In thousands)	2020	2019	2018
United States	$750,315	$785,155	$734,033
Other	597,908	616,826	624,071
Total	$1,348,223	$1,401,981	$1,358,104
Geographic information on tangible long-lived assets, net based on country of origin:

(In thousands)	2020	2019	2018
United States	$134,234	$113,528	$92,511
Other	108,837	105,185	65,429
Total	$243,071	$218,713	$157,940
Total Net sales by product group was as follows:

2020	Consolidated		Americas		International
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$329,179	24%	$220,650	25%	$108,529	23%
Fixed Gas & Flame Detection	287,414	21%	158,924	18%	128,490	27%
Firefighter Helmets & Protective Apparel	162,207	12%	133,653	15%	28,554	6%
Portable Gas Detection	142,581	11%	90,545	10%	52,036	11%
Industrial Head Protection	125,921	9%	92,075	11%	33,846	7%
Fall Protection	103,075	8%	58,060	7%	45,015	10%
Other (a)	197,846	15%	120,398	14%	77,448	16%
Total	$1,348,223	100%	$874,305	100%	$473,918	100%

2019	Consolidated		Americas		International
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$317,678	23%	$212,463	23%	$105,215	22%
Fixed Gas & Flame Detection	292,988	21%	159,892	17%	133,096	27%
Firefighter Helmets & Protective Apparel	178,012	13%	142,043	16%	35,969	7%
Portable Gas Detection	169,479	12%	113,914	12%	55,565	11%
Industrial Head Protection	145,403	10%	112,673	12%	32,730	7%
Fall Protection	125,869	9%	78,054	9%	47,815	10%
Other (a)	172,552	12%	96,079	11%	76,473	16%
Total	$1,401,981	100%	$915,118	100%	$486,863	100%

2018	Consolidated		Americas		International
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$324,672	24%	$205,100	24%	$119,572	24%
Fixed Gas & Flame Detection	262,432	19%	135,922	16%	126,510	25%
Firefighter Helmets & Protective Apparel	169,679	13%	136,794	16%	32,885	6%
Portable Gas Detection	163,716	12%	109,401	13%	54,315	11%
Industrial Head Protection	146,388	11%	114,465	13%	31,923	6%
Fall Protection	109,472	8%	61,289	7%	48,183	10%
Other (a)	181,745	13%	91,316	11%	90,429	18%
Total	$1,358,104	100%	$854,287	100%	$503,817	100%
(a) Other products include sales of Air Purifying Respirators ("APR").

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

Amounts attributable to MSA Safety Incorporated common shareholders:
(In thousands, except per share amounts)	2020	2019	2018
Net income	$120,101	$136,440	$124,150
Preferred stock dividends	(41)	(42)	(42)
Net income available to common equity	120,060	136,398	124,108
Dividends and undistributed earnings allocated to participating securities	(84)	(183)	(117)
Net income available to common shareholders	$119,976	$136,215	$123,991

Basic weighted-average shares outstanding	38,885	38,653	38,362
Stock options and other stock compensation	401	536	599
Diluted weighted-average shares outstanding	39,286	39,189	38,961

Earnings per share:
Basic	$3.09	$3.52	$3.23
Diluted	$3.05	$3.48	$3.18

Note 9—Income Taxes

(In thousands)	2020	2019	2018
Components of income before income taxes
U.S. income	$104,682	$126,552	$85,234
Non-U.S. income	58,421	57,183	77,101
Income before income taxes	$163,103	$183,735	$162,335
Provision for income taxes
Current
Federal	$23,587	$13,770	$13,574
State	4,896	5,436	4,265
Non-U.S.	16,780	25,608	23,446
Total current provision	$45,263	$44,814	$41,285
Deferred
Federal	$(1,493)	$5,744	$291
State	(727)	1,346	(1,604)
Non-U.S.	(1,102)	(5,818)	(2,752)
Total deferred provision (benefit)	(3,322)	1,272	(4,065)
Provision for income taxes	$41,941	$46,086	$37,220
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

    During 2018, the Company recorded $1.8 million of foreign income tax reserves related to the legal and operational realignment of our U.S., Canadian and European operations. During 2020, an additional reserve of $1.1 million was recorded related to the operating realignment of our European operations.
Reconciliation of the U.S. federal income tax rates to our effective tax rate:

	2020	2019	2018
U.S. federal income tax rate	21.0%	21.0%	21.0%
Nondeductible compensation	3.4%	1.9%	1.0%
Taxes on non-U.S. income	2.6%	(0.5)%	0.4%
State income taxes—U.S.	2.0%	2.9%	1.3%
Valuation allowances	0.8%	0.4%	0.5%
Taxes on non-U.S. income - U.S., Canadian & European reorganization	0.7%	0.3%	1.1%
Foreign exchange on entity closures	—%	1.8%	—%
U.S. tax reform	—%	—%	1.6%
Manufacturing deduction credit	—%	—%	(1.0)%
Employee share-based payments	(3.9)%	(2.6)%	(1.6)%
Research and development credit	(1.2)%	(0.6)%	(0.9)%
Other	0.3%	0.5%	(0.5)%
Effective income tax rate	25.7%	25.1%	22.9%

Components of deferred tax assets and liabilities:

	December 31,
(In thousands)	2020	2019
Deferred tax assets
Product liability	$33,689	$29,405
Capitalized research and development	22,915	17,886
Employee benefits	10,539	12,009
Net operating losses and tax credit carryforwards	6,310	6,026
Accrued expenses and other reserves	5,195	4,384
Share-based compensation	3,588	5,396
Other	5,287	3,828
Total deferred tax assets	87,523	78,934
Valuation allowances	(7,188)	(5,937)
Net deferred tax assets	80,335	72,997
Deferred tax liabilities
Goodwill and intangibles	(39,040)	(35,999)
Property, plant and equipment	(14,649)	(11,714)
Other	(1,897)	(2,475)
Total deferred tax liabilities	(55,586)	(50,188)
Net deferred taxes	$24,749	$22,809
At December 31, 2020, we had net operating loss carryforwards of approximately $31.0 million, all of which are in non-U.S. tax jurisdictions. All net operating loss carryforwards without a valuation allowance may be carried forward for a period of at least six years.
A reconciliation of the change in the tax liability for unrecognized tax benefits for the years ended December 31, 2020 and 2019 is as follows:

(In thousands)	2020	2019
Beginning balance	$5,119	$16,155
Adjustments for tax positions related to the current year	425	—
Adjustments for tax positions related to prior years	2,950	(7,740)
Statute expiration	(402)	(3,296)
Ending balance	$8,092	$5,119
The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have recognized tax benefits associated with these liabilities in the amount of $2.7 million and $2.2 million at December 31, 2020 and 2019, respectively.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $1.0 million and $0.5 million at December 31, 2020 and 2019, respectively.

We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements.
We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our U.S. federal returns have been completed through 2013, with the 2014, 2015 and 2016 tax years closed by statute. Various state and foreign income tax returns may be subject to tax audits for periods after 2014.

Note 10—Stock Plans
The 2016 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2026. Management stock-based compensation includes stock options, restricted stock, restricted stock units and performance stock units. Additionally, 2019 amounts granted include outstanding Sierra Monitor Corporation awards converted into MSA awards after the acquisition. See Note 13—Acquisitions for more information. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2027. Stock options are granted at market prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Restricted stock and restricted stock units are granted without payment to the Company and generally vest three years after the grant date. Restricted stock and restricted stock units are valued at the market value of the stock on the grant date. Performance stock units with a market condition are valued at an estimated fair value using a Monte Carlo simulation model. The final number of shares to be issued for performance stock units may range from zero to 200% of the target award based on achieving the specified performance targets over the performance period and further range based upon the achieved market metric over the performance period. In general, unvested stock options, restricted stock and performance stock units are forfeited if the participant’s employment with the Company terminates for any reason other than retirement, death or disability. We issue Treasury shares for stock option exercises and grants of restricted stock and performance stock. Please refer to Note 6 for further information regarding stock compensation share issuance. As of December 31, 2020, there were 802,439 and 94,020 shares, respectively, reserved for future grants under the management and non-employee directors’ equity incentive plans.
Stock-based compensation expense was as follows:

(In thousands)	2020	2019	2018
Restricted stock units	$6,258	$6,914	$6,221
Stock options	113	487	217
Performance stock units	549	6,359	5,801
Total stock-compensation expense before income taxes	6,920	13,760	12,239
Income tax benefit	1,668	3,357	2,974
Total stock-compensation expense, net of income tax benefit	$5,252	$10,403	$9,265
We did not capitalize any stock-based compensation expense, and all expense is recorded in selling, general and administrative expense in 2020, 2019, and 2018.
The Company utilized the Black-Scholes valuation model for estimating the fair value of stock option expense with the following weighted average assumptions. There were no stock options granted in 2020 or 2018.

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

A summary of option activity follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding January 1, 2018	955,446	$42.75
Exercised	(215,724)	39.25
Forfeited	(4,721)	44.50
Outstanding December 31, 2018	735,001	43.79	638,673
Granted	23,285	43.54
Exercised	(198,535)	38.16
Forfeited	(95)	49.19
Outstanding December 31, 2019	559,656	45.78	552,682
Exercised	(274,704)	45.31
Forfeited	(954)	42.00
Outstanding December 31, 2020	283,998	$46.23	281,593
For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2020 were as follows:

	Stock Options Outstanding
Range of Exercise Prices	Shares	Weighted-Average
		Exercise Price	Remaining Life
$33.01 – $45.00	158,836	43.88	3.06
$45.01 – $57.93	125,162	49.22	2.93
$33.01 – $57.93	283,998	$46.23	3.00

	Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average
		Exercise Price	Remaining Life
$33.01 – $45.00	158,208	43.90	3.05
$45.01 – $57.93	123,385	49.22	2.87
$33.01 – $57.93	281,593	$46.23	2.97
Cash received from the exercise of stock options was $12.4 million, $7.5 million and $8.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The tax benefit we realized from these exercises was $6.4 million, $4.8 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Stock options become exercisable when they are vested. The aggregate intrinsic value of stock options exercisable at December 31, 2020 was $29.0 million. The aggregate intrinsic value of all stock options outstanding at December 31, 2020 was $29.3 million.

A summary of restricted stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested January 1, 2017	227,161	$57.50
Granted	75,430	87.36
Vested	(92,401)	58.10
Forfeited	(4,741)	59.61
Unvested at December 31, 2018	205,449	68.97
Granted	70,160	104.53
Vested	(97,253)	56.47
Forfeited	(5,655)	85.48
Unvested at December 31, 2019	172,701	90.38
Granted	51,468	124.61
Vested	(70,399)	81.58
Forfeited	(7,579)	106.54
Unvested at December 31, 2020	146,191	$105.83
A summary of performance stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	242,186	$55.06
Granted	62,775	84.79
Vested	(41,660)	40.23
Performance adjustments	(35,756)	45.21
Forfeited	(8,659)	44.53
Unvested at December 31, 2018	218,886	68.43
Granted	83,819	101.03
Vested	(139,478)	44.75
Performance adjustments	76,960	44.24
Forfeited	(2,152)	99.82
Unvested at December 31, 2019	238,035	85.39
Granted	67,479	127.48
Vested	(132,036)	73.00
Performance adjustments	33,499	72.36
Forfeited	(6,765)	111.60
Unvested at December 31, 2020	200,212	$104.69
The 2020 performance adjustments relate to to awards that exceeded the performance targets when vested during 2020, including the final number of shares issued, which were 135.7% of the target award based on actual results during the three year performance period.
During the years ended December 31, 2020, 2019 and 2018, the total intrinsic value of stock options exercised (the difference between the market price on the date of exercise and the option price paid to exercise the option) was $24.6 million, $14.6 million and $12.2 million, respectively. The fair values of restricted stock vested during the years ended December 31, 2020, 2019 and 2018 were $5.7 million, $5.5 million and $5.4 million, respectively. The fair value of performance stock units vested during the years ended December 31, 2020, 2019 and 2018 was $9.6 million, $6.2 million and $1.7 million, respectively.
On December 31, 2020, there was $8.3 million of unrecognized stock-based compensation expense. The weighted average period over which this expense is expected to be recognized was approximately 1.7 years.

Note 11—Long-Term Debt
Long-Term Debt

	December 31,
(In thousands)	2020	2019
2010 Senior Notes payable through 2021, 4.00%, net of debt issuance costs	$20,000	$40,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	74,926	72,708
Senior revolving credit facility maturing in 2023, net of debt issuance costs	212,231	235,686
Total	307,157	348,394
Short-term debt	20,000	20,000
Long-term debt	$287,157	$328,394
On September 7, 2018, the Company entered into a Third Amended and Restated Credit Agreement associated with our senior revolving credit facility which extended the term of the revolving credit facility through September 2023 and increased the capacity to $600.0 million. Under this 2018 Amended and Restated Credit Agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.0%, (ii) the Prime Rate, (ii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iii) the Overnight Bank Funding Rate, plus one half of one percent (0.5%), or (iv) the Daily LIBOR Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and the elected rate (BASE or LIBOR). The facility contemplates the discontinuance of LIBOR and includes an option to replace LIBOR with a comparable rate, or if a comparable rate cannot be found, the base rate would be utilized. The Company has a weighted average revolver interest rate of 1.15% as of December 31, 2020. At December 31, 2020, $385.5 million of the existing $600.0 million senior revolving credit facility was unused, including letters of credit.
On January 22, 2016, the Company entered into a Second Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the "Notes"), pursuant to which MSA issued notes in an aggregate original principal amount of £54.9 million (approximately $75.1 million at December 31, 2020). The Notes are repayable in annual installments of £6.1 million (approximately $8.3 million at December 31, 2020), commencing January 22, 2023, with a final payment of any remaining amount outstanding on January 22, 2031. The interest rate on these Notes is fixed at 3.4%. On September 7, 2018, the Company entered into a first amendment of such amended and restated agreement associated with these Notes. Under the Second Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, as amended ("Amended Note Purchase Agreement"), the Company may request from time to time during a three-year period ending September 7, 2021, the issuance of up to $150 million of additional senior notes.

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
The revolving credit facilities require the Company to comply with specified financial covenants. In addition, the revolving credit facilities contain negative covenants limiting the ability of the Company and its subsidiaries to enter into specified transactions. The Company was in compliance with all covenants at December 31, 2020.

Approximate maturities on our long-term debt over the next five years are $20.0 million in 2021, none in 2022, $221.6 million in 2023, $8.3 million in 2024, $8.3 million in 2025 and $50.1 million thereafter.
The Company had outstanding bank guarantees and standby letters of credit with banks as of December 31, 2020, totaling $9.0 million, of which $1.3 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At December 31, 2020, the Company has $0.4 million of restricted cash in support of these arrangements.
Note 12—Goodwill and Intangible Assets
Changes in goodwill during the years ended December 31, 2020 and 2019, were as follows:

(In thousands)	2020	2019
Net balance at January 1	$436,679	$413,640
Additions (Note 13)	—	19,917
Currency translation	6,593	3,122
Net balance at December 31	$443,272	$436,679
At December 31, 2020, goodwill of $293.2 million and $150.1 million related to the Americas and International reporting segments, respectively.
Changes in intangible assets, net of accumulated amortization, during the years ended December 31, 2020 and 2019, were as follows:

(In thousands)	2020	2019
Net balance at January 1	$171,326	$169,515
Additions and measurement period adjustments (Note 13)	121	11,100
Amortization expense	(11,570)	(11,119)
Currency translation	1,174	1,830
Net balance at December 31	$161,051	$171,326

(In millions)		December 31, 2020			December 31, 2019
Intangible Assets:	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization and Reserves	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Reserves	Net Carrying Amount
Customer relationships	14	$59.7	$(20.4)	$39.3	$58.3	$(15.3)	$43.0
Distribution agreements	20	66.4	(20.7)	45.7	66.0	(17.3)	48.7
Technology related assets	8	30.2	(21.3)	8.9	30.0	(18.3)	11.7
Patents, trademarks and copyrights	12	19.4	(12.5)	6.9	19.0	(11.3)	7.7
License agreements	5	5.4	(5.3)	0.1	5.3	(5.3)	—
Other	2	3.0	(2.8)	0.2	3.0	(2.8)	0.2
Total	14	$184.1	$(83.0)	$101.1	$181.6	$(70.3)	$111.3
At December 31, 2020, the above intangible assets balance includes a trade name related to the Globe acquisition with an indefinite life totaling $60.0 million.
Intangible asset amortization expense over the next five years is expected to be approximately $12 million in 2021, $10 million in 2022 and $9 million in 2023, 2024 and 2025.

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

Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management, based, in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the relief from royalty method for technology related intangible assets; the excess earnings approach for customer relationships using customer inputs and contributory charges; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on SMC pre-acquisition forecasts coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships acquired in the SMC transaction will be amortized over a period of 10 years and the technology will be amortized over 5 years. Estimated future amortization expense related to the identifiable intangible assets is approximately $1.0 million in each of the next five years. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $1.6 million which was fully recognized as amortization expense during the year ended December 31, 2019.
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

Our results for the year ended December 31, 2020, include SMC sales and net income of $21.2 million and $2.8 million, respectively. Excluding purchase accounting amortization for intangible assets of $1.2 million, adjusted earnings for SMC for the year ended December 31, 2020 was $3.8 million. Our operating results for the year ended December 31, 2019 include SMC sales and net loss of $13.5 million and $3.3 million, respectively. Excluding purchase accounting amortization for intangible assets and inventory step up of $2.6 million, transaction costs of $2.2 million, and stock compensation cost related to converted options and excess performance on PSUs related to the acquisition of $1.5 million, adjusted earnings for SMC for the year ended December 31, 2019 was $1.5 million.
The following unaudited pro forma information presents our combined results as if the SMC acquisition had occurred at the beginning of 2018. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between MSA and SMC during the periods presented that are required to be eliminated. Intercompany transactions between SMC companies during the periods presented have been eliminated in the unaudited pro forma combined financial information. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that the combined companies may achieve as a result of the acquisitions or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.
Pro forma financial information (Unaudited)

(In millions, except per share amounts)	2019	2018
Net sales	$1,410	$1,380
Net Income	131	124
Basic earnings per share	3.40	3.24
Diluted earnings per share	3.35	3.19
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
Our results include strategic transaction costs of $0.7 million, $4.4 million, and $0.4 million for the years ended December 31, 2020, 2019, and 2018. These costs are reported in Selling, general and administrative expenses.
Note 14—Pensions and Other Post-retirement Benefits
We maintain various defined benefit and defined contribution plans covering the majority of our employees. Our principal U.S. plan is funded in compliance with the Employee Retirement Income Security Act (ERISA). It is our general policy to fund current costs for the international plans, except in Germany and Mexico, where it is common practice and permissible under tax laws to maintain an unfunded liability.
We provide health care benefits and limited life insurance for certain retired employees who are covered by our principal U.S. defined benefit pension plan until they become Medicare-eligible.
Information pertaining to defined benefit pension plans and other post-retirement benefits plans is provided in the following tables:

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019
Change in Benefit Obligations
Benefit obligations at January 1	$603,551	$525,520	$28,151	$28,477
Service cost	12,094	10,342	396	354
Interest cost	14,905	18,803	716	996
Participant contributions	396	470	370	380
Plan amendments	(430)	—	—	—
Actuarial losses(a)	54,606	81,132	5,284	1,319
Benefits paid	(24,496)	(24,452)	(2,692)	(3,375)
Curtailments	(1,559)	—	—	—
Settlements	(506)	(7,265)	—	—
Currency translation	12,296	(999)	—	—
Benefit obligations at December 31	$670,857	$603,551	$32,225	$28,151
Change in Plan Assets
Fair value of plan assets at January 1	$515,858	$443,112	$—	$—
Actual return on plan assets	87,769	98,210	—	—
Employer contributions	5,596	5,537	2,322	2,995
Participant contributions	396	470	370	380
Settlements	(506)	(7,265)	—	—
Benefits paid	(24,496)	(24,452)	(2,692)	(3,375)
Administrative expenses paid	(172)	(297)	—	—
Currency translation	2,377	543	—	—
Fair value of plan assets at December 31	$586,822	$515,858	$—	$—
Funded Status
Funded status at December 31	$(84,035)	$(87,693)	$(32,225)	$(28,151)
Unrecognized transition losses	4	4	—	—
Unrecognized prior service credit	1,717	1,572	(1,125)	(1,519)
Unrecognized net actuarial losses	169,028	183,733	16,686	12,547
Net amount recognized	$86,714	$97,616	$(16,664)	$(17,123)
Amounts Recognized in the Balance Sheets
Noncurrent assets	$97,545	$75,066	$—	$—
Current liabilities	(6,600)	(5,944)	(2,849)	(2,406)
Noncurrent liabilities	(174,980)	(156,815)	(29,376)	(25,745)
Net amount recognized	$(84,035)	$(87,693)	$(32,225)	$(28,151)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial losses	$169,028	$183,733	$16,686	$12,547
Prior service cost (credit)	1,717	1,572	(1,125)	(1,519)
Unrecognized net initial obligation	4	4	—	—
Total (before tax effects)	$170,749	$185,309	$15,561	$11,028
Accumulated Benefit Obligations for all Defined Benefit Plans	$619,167	$558,183	$—	$—
(a)Actuarial losses for both periods relate primarily to the decrease in discount rates used in measuring plan obligations as of December 31, 2020 and 2019, respectively.

	Pension Benefits					Other Benefits
(In thousands)	2020		2019		2018	2020	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$12,094		$10,342		$11,125	$396	$354	$369
Interest cost	14,905		18,803		17,214	716	996	793
Expected return on plan assets	(34,029)		(38,644)		(36,352)	—	—	—
Amortization of transition amounts	—		2		1	—	—	—
Amortization of prior service cost (credit)	178		223		(21)	(394)	(405)	(405)
Recognized net actuarial losses	15,799		10,159		13,755	1,145	869	752
Settlement/curtailment loss	1,135	(b)	2,497	(c)	179	—	—	—
Net periodic benefit cost(a)	$10,082		$3,382		$5,901	$1,863	$1,814	$1,509
(a) Components of net periodic benefit cost other than service cost are included in the line item "Other income, net" and service costs are included in the line items "Cost of products sold" and "Selling, general and administrative" in the Consolidated Statements of Income.
(b) Relates primarily to the conversion of our Netherlands pension plan into a defined contribution plan and is included in "Restructuring charges" on the Consolidated Statements of Income.
(c) Relates to the termination of our pension plan in the U.K. and is included in "Restructuring charges" on the Consolidated Statements of Income.

The Company utilizes a spot rate approach, which discounts the individual plan specific expected cash flows underlying the service and interest cost using the applicable spot rates derived from a yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For plans where the discount rate is not derived from plan specific expected cash flows, the Company uses a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period for measuring both the projected benefit obligations and the service and interest cost components of net periodic benefit cost for pension and other post-retirement benefits.
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019
Aggregate accumulated benefit obligations (ABO)	$209,351	$185,747	$32,225	$28,151
Aggregate fair value of plan assets	40,294	35,882	—	—

Information for pension plans with a projected benefit obligation in excess of plan assets:

	Pension Benefits
(In thousands)	2020	2019
Aggregate projected benefit obligations (PBO)	223,343	198,633
Aggregate fair value of plan assets	41,764	35,882

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Assumptions used to determine benefit obligations
Average discount rate	2.28%	2.86%	2.21%	3.05%
Rate of compensation increase	2.93%	2.93%	3.00%	—%
Assumptions used to determine net periodic benefit cost
Average discount rate - Service cost	3.08%	3.10%	2.42%	3.15%
Average discount rate - Interest cost	2.52%	2.52%	1.48%	2.61%
Expected return on plan assets	7.10%	7.09%	—	—
Rate of compensation increase	2.93%	2.93%	3.00%	—%

Discount rates for all U.S. and foreign plans were determined using the aforementioned spot rate methodology for 2020 and 2019. Aside from sovereign bonds used in Mexico, the remaining plans' discount rates were determined using various corporate bonds and by matching our projected benefit obligation payment stream to current yields on high quality bonds.
The expected return on assets for the 2020 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on capital market expectations) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Pension Plan Assets at December 31,
	2020	2019
Equity securities	49%	46%
Fixed income securities	25	30
Pooled investment funds	21	19
Insurance contracts	4	4
Cash and cash equivalents	1	1
Total	100%	100%

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
The fair values of the Company's pension plan assets are determined using net asset value (NAV) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value, as further discussed in Note 18—Fair Value Measurements. The fair values at December 31, 2020, were as follows:

			Fair Value
(In thousands)	Total	NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$283,516	$66,847	$216,669	$—	$—
Fixed income securities	148,173	—	76,502	71,671	—
Pooled investment funds	123,119	123,119	—	—	—
Insurance contracts	24,396	—	—	—	24,396
Cash and cash equivalents	7,618	6,681	937	—	—
Total	$586,822	$196,647	$294,108	$71,671	$24,396

The fair values of the Company's pension plan assets at December 31, 2019, were as follows:

			Fair Value
(In thousands)	Total	NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$235,491	$56,449	$179,042	$—	$—
Fixed income securities	154,640	—	73,874	80,766	—
Pooled investment funds	97,373	97,373	—	—	—
Insurance contracts	21,502	—	—	—	21,502
Cash and cash equivalents	6,852	5,792	1,060	—	—
Total	$515,858	$159,614	$253,976	$80,766	$21,502

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
The following table presents a reconciliation of Level 3 assets:

(In thousands)	Insurance Contracts
Balance January 1, 2019	$17,033
Net realized and unrealized losses	5,602
Net purchases, issuances and settlements	(1,133)
Balance December 31, 2019	21,502
Net realized and unrealized gains	2,564
Net purchases, issuances and settlements	330
Balance December 31, 2020	$24,396

The following table presents amounts related to Level 3 assets recognized in accumulated other comprehensive loss:

(In thousands)	Insurance Contracts
Net actuarial losses	972
Prior service cost	1,406
Total (before tax effects)	$2,378
We expect to make net contributions of $7.7 million to our pension plans in 2021, which are primarily associated with statutorily required plans in the International segment.
For the 2020 beginning of the year measurement purposes (net periodic benefit expense), a 6.5% increase in the costs of covered health care benefits was assumed, decreasing by 0.5% for each successive year to 4.5% in 2024 and thereafter. For the 2020 end of the year measurement purposes (benefit obligation), a 5.9% increase in the costs of covered health care benefits was assumed, decreasing by approximately 0.2% for each successive year to 4.5% in 2029 and thereafter.
Expense for defined contribution pension plans was $10.6 million in 2020, $8.3 million in 2019 and $9.0 million in 2018.
Estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $26.1 million in 2021, $27.0 million in 2022, $28.2 million in 2023, $28.8 million in 2024 and $29.9 million in 2025, and an aggregated $155.9 million for the five years thereafter. Estimated other post-retirement benefits to be paid during the next five years are $2.8 million in 2021, $2.7 million in 2022, $2.3 million in 2023, $2.4 million in 2024, $2.2 million in 2025, and an aggregated $10.3 million for the five years thereafter.
Note 15—Other Income, Net

(In thousands)	2020	2019	2018
Interest income	$3,498	$4,411	$4,588
Components of net periodic benefit cost other than service cost (Note 14)	1,680	7,997	4,641
(Loss) Gain on asset dispositions, net	(236)	(371)	646
Other, net	742	(943)	(644)
Total other income, net	$5,684	$11,094	$9,231
During the years ended December 31, 2020, 2019 and 2018, we recognized $3.5 million, $4.4 million and $4.6 million of income, respectively, related to interest earned on cash balances, short-term investments and notes receivables from insurance companies. Please refer to Note 19—Contingencies for further discussion on the Company's notes receivables from insurance companies.

Note 16—Leases
Effective January 1, 2019, we implemented ASU 2016-02, Leases, which amended authoritative guidance on leases and is codified in ASC Topic 842. The amended guidance requires lessees to recognize most leases on their balance sheets as right-of-use assets along with corresponding lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The FASB's authoritative guidance provides companies with the option to apply this ASU to new and existing leases within the scope of the guidance as of the beginning of the period of adoption. We elected this transition method of applying the new standard and have recognized right-of-use assets and lease liabilities as of January 1, 2019. Prior period amounts were not adjusted and will continue to be reported under the accounting standards in effect for those periods. The adoption of this standard had a material impact on our Consolidated Balance Sheet as of December 31, 2020 due to the capitalization of right-of-use assets and lease liabilities associated with our current operating leases in which we are the lessee. Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of approximately $54 million, respectively, as of January 1, 2019.
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
Lease right-of-use assets and liabilities are recognized based on the present value of the fixed future lease payments over the lease term. Lease expense for all operating leases is classified in Cost of products sold or Selling, general and administrative expense in the Consolidated Statements of Income. For finance leases, the amortization of the right-of-use asset is included in depreciation and amortization, and the interest is included in interest expense.
As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. Our lease payments are largely fixed. Variable lease payments that depend on an index or a rate are included in the lease payments and are measured using the prevailing index or rate at the measurement date, with differences between the calculated lease payment and the actual lease payment being expensed in the period of the change. Other variable lease payments, including utilities, consumption and common area maintenance as well as repairs, maintenance and mileage overages on vehicles, are expensed during the period incurred. Variable lease costs were immaterial for the twelve months ended December 31, 2020. A majority of our real estate leases include options to extend the lease and options to early terminate the lease. Leases with an early termination option generally involve a termination payment. If we are reasonably certain to exercise an option to extend a lease, the extension period is included as part of the right-of-use asset and the lease liability. Some of our leases contain residual value guarantees. These are guarantees made to the lessor that the value of an underlying asset returned to the lessor at the end of a lease will be at least a specified amount. Our leases do not contain restrictions or covenants that restrict us from incurring other financial obligations. We do not have any significant leases not yet commenced.
For our leases, we have elected to not apply the recognition requirements to leases of less than twelve months. These leases are expensed on a straight-line basis and are not included within the Company's operating lease asset or liability. Lease costs associated with leases of less than twelve months were immaterial for the three and twelve months ended December 31, 2020. We did not have any lease transactions with related parties.

	Other Information
	Twelve Months Ended December 31,
(In thousands, except percentage amounts)	2020	2019
Lease cost:
Operating lease cost recognized as rent expense	$12,997	$13,364
Total lease cost	12,997	13,364

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$13,476	$13,346

Non-cash other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,737	$6,637

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	11	11

Weighted-average discount rate:
Operating leases	3.89%	4.28%
Rent expense was approximately $13.0 million in 2020, $13.4 million in 2019 and $12.5 million in 2018. At December 31, 2020, future lease payments under operating leases were as follows:

(In thousands)	Operating Leases

2021	$11,445
2022	7,856
2023	6,266
2024	4,539
2025	4,692
After 2025	31,687
Total future minimum operating lease payments	$66,485
Less: Imputed interest	12,258
Present value of operating lease liabilities	54,227
Less: Current portion operating lease liabilities(a)	9,588
Noncurrent operating lease liabilities	$44,639
(a) Included in "Warranty reserve and other current liabilities" on the Consolidated Balance Sheet.

Note 17—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the Consolidated Statements of Income. At December 31, 2020, the notional amount of open forward contracts was $96.0 million and there was no unrealized gain/loss on these contracts. All open forward contracts will mature during the first quarter of 2021.
The following table presents the Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

	December 31,
(In thousands)	2020	2019
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$157	$125
Foreign exchange contracts: other current assets	160	687
The following table presents the Consolidated Statements of Income location and impact of derivative financial instruments:

(In thousands)	Income Statement Location	(Gain) Loss Recognized in Income
		Year ended December 31,
		2020	2019
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses, net	$(7,457)	$3,015
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

We value our investments in available-for-sale marketable securities, primarily fixed income, at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments are classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $74.9 million and $49.7 million as of December 31, 2020, and 2019, respectively. The fair value of our investments was $75.0 million and $49.9 million as of December 31, 2020, and 2019, respectively, which was reported in "Investments, short-term" in the accompanying Consolidated Balance Sheets. The change in fair value is recorded in other comprehensive income, net of tax. The Company does not intend to sell, nor is it more likely than not that we will be required to sell, these securities prior to recovery of their cost, as such, management believes that any unrealized gains or losses are temporary; therefore, no impairment gains or losses relating to these securities have been recognized.  All investments in marketable securities have maturities of one year or less and are currently in an unrealized loss position as of December 31, 2020.
The reported carrying amount of fixed rate long-term debt (including the current portion) was $95 million and $113 million at December 31, 2020, and 2019, respectively. The fair value of this debt was $113 million and $129 million at December 31, 2020, and 2019, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating like rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 19—Contingencies
Product liability
We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. The Company estimates its liability for single incident product liability claims based on expected settlement costs for asserted single incident product liability claims, and an estimate of costs for single incident product liability claims incurred but not reported ("IBNR"). The estimate for IBNR claims is based on experience, sales volumes, and other relevant information. The reserve for single incident product liability claims, which includes asserted single incident product liability claims and IBNR single incident product liability claims, was $1.4 million at December 31, 2020 and $3.1 million at December 31, 2019. Single incident product liability expense was a benefit of $1.7 million for the year ended December 31, 2020 compared to a benefit of $0.5 million and expense of $2.0 million for the years ended December 31, 2019 and 2018, respectively. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. One of the Company's affiliates, Mine Safety Appliances Company, LLC ("MSA LLC"), was named as a defendant in 1,622 lawsuits comprised of 2,878 claims as of December 31, 2020. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The products at issue were manufactured many years ago and are not currently offered by MSA LLC.

A summary of cumulative trauma product liability lawsuits and asserted cumulative trauma product liability claims activity is as follows:

	2020	2019	2018
Open lawsuits, beginning of period	1,605	1,481	1,420
New lawsuits	402	346	369
Settled and dismissed lawsuits	(385)	(222)	(308)
Open lawsuits, end of period	1,622	1,605	1,481

	2020	2019	2018
Asserted claims, beginning of period	2,456	2,355	2,242
New claims	917	486	479
Settled, inactive and dismissed claims	(495)	(385)	(366)
Asserted claims, end of period	2,878	2,456	2,355
The increase in the number of claims in 2020 is largely attributable to an increase in claims alleging injuries from exposure to coal mine dust.
More than half of the total open lawsuits at December 31, 2020 have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any time due to changes in circumstances.

Total cumulative trauma product liability reserve was $221.5 million, including $7.8 million for claims settled but not yet paid and related defense costs, as of December 31, 2020 and $167.5 million, including $3.0 million for claims settled but not yet paid and related defense costs, as of December 31, 2019. This reserve includes estimated amounts for asserted claims and IBNR claims. Those estimated amounts reflect asbestos, silica, and coal dust claims expected to be resolved through the year 2069 and are not discounted to present value. The Company revised its estimates of MSA LLC's potential liability for cumulative trauma product liability claims for the year ended December 31, 2020 as a result of its annual review process described below. The reserve does not include amounts which will be spent to defend the claims covered by the reserve. Defense costs are recognized in the Consolidated Statements of Income as incurred.

At December 31, 2020, $35.3 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the Consolidated Balance Sheets and the remainder, $186.2 million, is recorded in the Product liability and other noncurrent liabilities line. At December 31, 2019, $17.4 million of the total reserve for cumulative trauma product liability claims was recorded in the Insurance and product liability line within other current liabilities in the Consolidated Balance Sheet and the remainder, $150.1 million, was recorded in the Product liability and other noncurrent liabilities line.
Total cumulative trauma liability losses were $77.8 million, $36.1 million, and $63.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Uninsured cumulative trauma product liability losses which were included in Product liability and other operating expense on the Consolidated Statements of Income during the years ended December 31, 2020, 2019 and 2018, were $39.0 million, $27.1 million and $43.8 million, respectively, and represent the total cumulative trauma liability losses net of any estimated insurance receivables as discussed below.
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
•The number of claims that may be asserted in the future against MSA LLC and the counsel asserting those claims; and

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

With respect to asserted or IBNR claims, MSA LLC’s expense in future periods may vary from the reserve currently established for several reasons. In particular, MSA LLC’s actual claims experience may differ in one or more respects from the significant assumptions listed above that were used by in establishing the reserve. Factors that make MSA LLC's asserted and IBNR claims difficult to reasonably estimate include uncertainty as to the number of claims that may be asserted in the future (and over what time periods), the wide variability in the alleged severity of claims asserted, and the number of claims that ultimately will be resolved with payment. This difficulty is increased when claims are asserted by plaintiff's counsel with which MSA LLC does not have substantial prior experience (as claims experience can vary significantly among different counsel), the absence of discovery into many pending claims, the historically low volume of claims asserted and resolved, and numerous other factors. Numerous uncertainties also exist with respect to factors not specific to MSA LLC, including potential legislative or judicial changes at the federal level or in key states concerning claims adjudication, future bankruptcy proceedings involving key co-defendants, payments from trusts established to compensate claimants, and/or changes in medical science relating to the diagnosis and treatment of claims.
Because cumulative trauma product liability litigation is subject to the significant modeling assumptions and inherent uncertainties described above, and unfavorable developments or rulings could occur, there can be no certainty that MSA LLC may not ultimately incur charges in excess of presently recorded liabilities. The reserve for cumulative trauma product liability claims may be adjusted from time to time based on changes to the factors and assumptions described above. If future estimates of cumulative trauma product liability claims are materially different than the accrued liability, we will record an appropriate adjustment to the Consolidated Statement of Income. These adjustments could materially impact our consolidated financial statements in future periods.
Insurance Receivable and Notes Receivable, Insurance Companies
Many years ago, MSA LLC purchased insurance policies from various insurance carriers that, subject to common contract exclusions, provided coverage for cumulative trauma product liability losses (the "Occurrence-Based Policies"). While we continue to pursue reimbursement under certain remaining Occurrence-Based Policies, the vast majority of these policies have been exhausted, settled or converted into either (1) negotiated settlement agreements, with scheduled payment streams (recorded as notes receivables) or (2) negotiated Coverage-in-Place Agreements (recorded as insurance receivables). As a result, MSA LLC is largely self-insured for cumulative trauma product liability claims, and additional amounts recorded as insurance receivables or notes receivables will be limited.
When adjustments are made to amounts recorded in the cumulative trauma product liability reserve, we calculate amounts due to be reimbursed pursuant to the terms of the negotiated Coverage-In-Place Agreements, including cumulative trauma product liability losses and related defense costs, and we record the amounts probable of reimbursement as insurance receivables. These amounts are not subject to current coverage litigation.
Insurance receivables at December 31, 2020, totaled $97.0 million, of which $12.0 million is reported in Prepaid expenses and other current assets in the Consolidated Balance Sheet and $85.0 million is reported in Insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2019, totaled $63.8 million, of which $7.6 million was reported in Prepaid expenses and other current assets in the Consolidated Balance Sheet and $56.2 million was reported in Insurance receivable and other noncurrent assets. The vast majority of the $97.0 million insurance receivables balance at December 31, 2020, is attributable to reimbursement believed to be due under the terms of signed Coverage-In-Place Agreements and a portion of this amount represents the estimated recovery of IBNR amounts not yet incurred.
A summary of insurance receivables balance and activity related to cumulative trauma product liability losses is as follows:

(In millions)	2020	2019
Balance beginning of period	$63.8	$71.7
Additions	39.0	9.1
Collections and other adjustments	(5.8)	(17.0)
Balance end of period	$97.0	$63.8

We record formal notes receivables due from scheduled payment streams according to negotiated settlement agreements with insurers. These amounts are not subject to current coverage litigation. Notes receivable from insurance companies at December 31, 2020, totaled $52.3 million, of which $3.8 million is reported in Notes receivable, insurance companies, current on the Consolidated Balance Sheet and $48.5 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2019, totaled $56.0 million, of which $3.7 million was reported in Notes receivable, insurance companies, current on the Consolidated Balance Sheet and $52.3 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of notes receivables from insurance companies balance is as follows:

	December 31,
(In millions)	2020	2019
Balance beginning of period	$56.0	$59.6
Additions	1.4	1.5
Collections	(5.1)	(5.1)
Balance end of period	$52.3	$56.0
The vast majority of the insurance receivables balances at December 31, 2020, is attributable to reimbursement under the terms of signed agreements with insurers and are not currently subject to litigation. The collectibility of MSA LLC's insurance receivables and notes receivables is regularly evaluated and we believe that the amounts recorded are probable of collection. The determination that the recorded insurance receivables are probable of collection is based on the terms of the settlement agreements reached with the insurers, our history of collection, and the advice of MSA LLC's outside legal counsel and consultants. Various factors could affect the timing and amount of recovery of the insurance and notes receivables, including assumptions regarding various aspects of the composition and characteristics of future claims (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Agreements) and the extent to which the issuing insurers may become insolvent in the future.
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

The following table reconciles the changes in the Company's accrued warranty reserve:

	December 31,
(In thousands)	2020	2019	2018
Beginning warranty reserve	$12,715	$14,214	$14,753
Warranty payments	(10,861)	(12,664)	(9,955)
Warranty claims	10,233	12,033	10,585
Provision for product warranties and other adjustments	(659)	(868)	(1,169)
Ending warranty reserve	$11,428	$12,715	$14,214
Warranty expense for the years ended December 31, 2020, 2019 and 2018 was $9.6 million, $11.2 million and $9.4 million, respectively and is included in Costs of products sold on the Consolidated Statements of Income.

Note 20—Quarterly Financial Information (Unaudited)

	2020
	Quarters
(In thousands, except earnings per share)	1st	2nd	3rd	4th	Year
Net sales	$341,145	$314,438	$304,392	$388,248	$1,348,223
Gross profit	157,359	141,585	132,232	159,272	590,448
Net income attributable to MSA Safety Incorporated	43,674	36,055	28,034	12,338	120,101

Earnings per share(1)
Basic	$1.12	$0.93	$0.72	$0.32	$3.09
Diluted	1.11	0.92	0.71	0.31	3.05

	2019
	Quarters
(In thousands, except earnings per share)	1st	2nd	3rd	4th	Year
Net sales	$326,038	$349,675	$351,014	$375,254	$1,401,981
Gross profit	149,982	161,084	158,701	166,845	636,612
Net income attributable to MSA Safety Incorporated	23,232	39,806	42,239	31,163	136,440

Earnings per share(1)
Basic	$0.60	$1.03	$1.09	$0.80	$3.52
Diluted	0.59	1.01	1.08	0.79	3.48
(1) Per share amounts are calculated independently for each period presented; therefore, the sum of the quarterly per share amounts may not equal the per share amounts for the year.

Note 21 - Subsequent Event

On January 25, 2021, we acquired 100% of the common stock of B T Q Limited, including Bristol Uniforms and Bell Apparel ("Bristol") in an all-cash transaction valued at $62.4 million, net of cash acquired. There is no contingent consideration. Bristol, which is headquartered in the U.K., is a leading innovator and provider of protective apparel to the fire, rescue services and utility sectors. The acquisition strengthens MSA's position as a global leader in fire service PPE products while providing an avenue to expand its business in the U.K. and key European markets.

Our results for the year ended December 31, 2020 include transaction and integration costs of $0.5 million related to the acquisition. These costs are reported in selling, general and administrative expenses.

Bristol operating results will be included in our financial statements from the acquisition date. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

At the date of issuance of these financial statements, the initial purchase accounting was not complete. We are also unable to provide pro forma revenues and earnings of the combined entity due to the limited time since the acquisition. This information will be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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
With respect to this Part III, incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Executive Compensation,” (3) “Other Information Concerning the Board of Directors,” (4) “Stock Ownership,” and (5) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 19, 2021. The information appearing in such Proxy Statement under the caption “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. As to Item 10 above, also see the information reported in Part I of this Form 10-K, under the caption “Information about our Executive Officers,” which is incorporated herein by reference. As to Item 10 above, the Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s website at www.MSAsafety.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.
As to Item 12 above, the following table sets forth information as of December 31, 2020 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	283,998	$46.23	896,459	*
Equity compensation plans not approved by security holders	None	—	None
Total	283,998	46.23	896,459
*Includes 802,439 shares available for issuance under the Amended and Restated 2016 Management Equity Incentive Plan and 94,020 shares available for issuance under the 2017 Non-Employee Directors’ Equity Incentive Plan.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K.
(a) 2. The following additional financial information for the three years ended December 31, 2020 is filed with the report and should be read in conjunction with the above financial statements:
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

4(d)
Description of MSA Safety Incorporated Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 4(d) to Form 10-K on February 20, 2020, is incorporated herein by reference.

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

MSA SAFETY INCORPORATED

February 19, 2021	By	/s/ NISHAN J. VARTANIAN
(Date)		Nishan J. Vartanian Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NISHAN J. VARTANIAN Nishan J. Vartanian	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 19, 2021

/S/ KENNETH D. KRAUSE Kenneth D. Krause	Sr. Vice President, Chief Financial Officer and Treasurer	February 19, 2021

/S/ JONATHAN D. BUCK Jonathan D. Buck	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 19, 2021

/S/ ROBERT A. BRUGGEWORTH Robert A. Bruggeworth	Director	February 19, 2021

/S/ GREGORY B. JORDAN Gregory B. Jordan	Director	February 19, 2021

/S/ WILLIAM M. LAMBERT William M. Lambert	Director	February 19, 2021

/S/ DIANE M. PEARSE Diane M. Pearse	Director	February 19, 2021

/S/ REBECCA B. ROBERTS Rebecca B. Roberts	Director	February 19, 2021

/S/ SANDRA PHILLIPS ROGERS Sandra Phillips Rogers	Director	February 19, 2021

/S/ JOHN T. RYAN III John T. Ryan III	Director	February 19, 2021

/S/ WILLIAM R. SPERRY William R. Sperry	Director	February 19, 2021

SCHEDULE II
MSA SAFETY INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2020

	2020	2019	2018
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$4,860	$5,369	$5,540
Additions—
Charged to costs and expenses	1,172	2,015	375
Deductions—
Deductions from reserves, net (1)(2)	688	2,524	546
Balance at end of year	$5,344	$4,860	$5,369
Income tax valuation allowance:
Balance at beginning of year	$5,936	$5,039	$4,559
Additions—
Charged to costs and expenses (3)	2,854	1,138	859
Deductions—
Deductions from reserves (3)	1,602	241	379
Balance at end of year	$7,188	$5,936	$5,039
(1)Bad debts written off, net of recoveries.
(2)Activity for 2020, 2019 and 2018 includes currency translation losses of $(107), $(1,058) and $(291), respectively.
(3)Activity for 2020, 2019 and 2018 includes currency translation (losses) gains of $(41), $104 and $(367), respectively.