Form 10-Q
period 2021-03-31
MSA Safety Inc
filed 2021-04-29
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2021
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
As of April 23, 2021, 39,167,315 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Net sales	$308,428	$341,145
Cost of products sold	173,688	183,786
Gross profit	134,740	157,359

Selling, general and administrative	75,463	80,237
Research and development	13,234	14,112
Restructuring charges (Note 3)	1,308	2,007
Currency exchange (gains) losses, net (Note 5)	(2,099)	270
Product liability expense (Note 17)	2,796	1,951
Operating income	44,038	58,782

Interest expense	1,911	3,144
Other income, net	(4,213)	(1,259)
Total other (income) expense, net	(2,302)	1,885

Income before income taxes	46,340	56,897
Provision for income taxes (Note 9)	9,740	13,095
Net income	36,600	43,802

Net income attributable to noncontrolling interests	(186)	(128)

Net income attributable to MSA Safety Incorporated	$36,414	$43,674

Earnings per share attributable to MSA Safety Incorporated common shareholders (Note 8):
Basic	$0.93	$1.12
Diluted	$0.92	$1.11
Dividends per common share	$0.43	$0.42
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income	$36,600	$43,802
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (Note 5)	(10,223)	(22,947)
Pension and post-retirement plan actuarial gains, net of tax (Note 5)	3,712	3,102
Unrealized loss on available-for-sale securities (Note 5)	(5)	(62)
Reclassification of currency translation from accumulated other comprehensive (loss) into net income (Note 5)	—	720
Total other comprehensive (loss) income, net of tax	(6,516)	(19,187)
Comprehensive income	30,084	24,615
Comprehensive income attributable to noncontrolling interests	(221)	(13)
Comprehensive income attributable to MSA Safety Incorporated	$29,863	$24,602
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$184,728	$160,672
Trade receivables, less allowance for credit loss of $4,732 and $5,344	224,954	252,283
Inventories (Note 2)	220,021	197,819
Investments, short-term (Note 16)	54,976	74,982
Prepaid income taxes	30,396	26,185
Notes receivable, insurance companies (Note 17)	3,825	3,796
Prepaid expenses and other current assets	45,678	38,541
Total current assets	764,578	754,278

Property, plant and equipment, net (Note 4)	197,832	189,620
Operating lease assets, net	68,199	53,451
Prepaid pension cost (Note 14)	101,317	97,545
Deferred tax assets (Note 9)	34,301	35,665
Goodwill (Note 12)	447,059	443,272
Intangible assets, net (Note 12)	164,234	161,051
Notes receivable, insurance companies, noncurrent (Note 17)	48,837	48,540
Net investment in sales-type leases, noncurrent (Note 13)	28,509	—
Insurance receivable (Note 17) and other noncurrent assets	87,896	89,062
Total assets	$1,942,762	$1,872,484

Liabilities
Notes payable and current portion of long-term debt (Note 11)	$20,000	$20,000
Accounts payable	90,706	86,854
Employees’ compensation	33,373	40,277
Insurance and product liability (Note 17)	40,056	43,706
Income taxes payable (Note 9)	15,490	3,580
Other current liabilities	107,102	116,128
Total current liabilities	306,727	310,545

Long-term debt, net (Note 11)	340,428	287,157
Pensions and other employee benefits	201,040	208,068
Noncurrent operating lease liabilities	59,211	44,639
Deferred tax liabilities (Note 9)	12,065	10,916
Product liability (Note 17) and other noncurrent liabilities	200,401	201,268
Total liabilities	$1,119,872	$1,062,593

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 6)	$3,569	$3,569
Common stock, no par value (Note 6)	245,887	242,693
Treasury shares, at cost (Note 6)	(331,215)	(327,756)
Accumulated other comprehensive loss (Note 5)	(188,948)	(182,397)
Retained earnings	1,085,383	1,065,789
Total MSA Safety Incorporated shareholders' equity	814,676	801,898
Noncontrolling interests	8,214	7,993
Total shareholders’ equity	822,890	809,891
Total liabilities and shareholders’ equity	$1,942,762	$1,872,484
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating Activities
Net income	$36,600	$43,802
Depreciation and amortization	10,504	9,640
Stock-based compensation (Note 10)	3,293	3,522
Pension (income) expense (Note 14)	(480)	2,216
Deferred income tax benefit (Note 9)	(595)	(546)
Loss on asset dispositions, net	19	122
Pension contributions (Note 14)	(1,923)	(1,891)
Currency exchange (gains) losses, net	(2,099)	270
Product liability expense (Note 17)	2,796	1,951
Collections on insurance receivables and notes receivable, insurance companies (Note 17)	1,765	3,000
Product liability payments (Note 17)	(7,471)	(2,328)
Changes in:
Trade receivables	27,784	(15,339)
Inventories (Note 2)	(10,781)	(18,988)
Accounts payable	532	1,657
Other current assets and liabilities	(13,966)	(12,887)
Other noncurrent assets and liabilities	(362)	(594)
Cash Flow From Operating Activities	45,616	13,607
Investing Activities
Capital expenditures	(9,582)	(6,562)
Acquisition, net of cash acquired (Note 18)	(62,992)	—
Purchase of short-term investments (Note 16)	(44,970)	(69,612)
Proceeds from maturities of short-term investments (Note 16)	65,000	50,000
Property disposals	35	92
Cash Flow Used in Investing Activities	(52,509)	(26,082)
Financing Activities
Proceeds from long-term debt (Note 11)	370,017	378,000
Payments on long-term debt (Note 11)	(318,000)	(350,000)
Cash dividends paid	(16,820)	(16,331)
Company stock purchases (Note 6)	(5,348)	(27,730)
Exercise of stock options (Note 6)	1,790	2,733
Cash Flow From (Used in) Financing Activities	31,639	(13,328)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(720)	(3,756)
Increase (decrease) in cash, cash equivalents and restricted cash	24,026	(29,559)
Beginning cash, cash equivalents and restricted cash	161,034	152,543
Ending cash, cash equivalents and restricted cash	$185,060	$122,984

Supplemental cash flow information:
Cash and cash equivalents	$184,728	$122,629
Restricted cash included in prepaid expenses and other current assets	332	355
Total cash, cash equivalents and restricted cash	$185,060	$122,984
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests
Balances December 31, 2019	$1,012,266	$(214,003)	$6,773
Net income	43,802	—	—
Foreign currency translation adjustments	—	(22,947)	—
Pension and post-retirement plan adjustments, net of tax of $1,067	—	3,102	—
Unrealized net losses on available-for-sale securities (Note 16)	—	(62)	—
Reclassification from accumulated other comprehensive (loss) into net income (Note 5)	—	720	—
Income attributable to noncontrolling interests	(128)	115	13
Common dividends	(16,321)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances March 31, 2020	$1,039,609	$(233,075)	$6,786

Balances December 31, 2020	$1,065,789	$(182,397)	$7,993
Net income	36,600	—	—
Foreign currency translation adjustments	—	(10,223)	—
Pension and post-retirement plan adjustments, net of tax of $1,084	—	3,712	—
Unrealized net losses on available-for-sale securities (Note 16)	—	(5)	—
Reclassification of currency translation from accumulated other comprehensive (loss) into net income (Note 5)	—	—	—
Income attributable to noncontrolling interests	(186)	(35)	221
Common dividends	(16,810)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances March 31, 2021	$1,085,383	$(188,948)	$8,214
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The condensed consolidated financial statements of MSA Safety Incorporated and its subsidiaries ("MSA" or the "Company") are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2020, Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Balance Sheet, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2020, which includes all disclosures required by U.S. GAAP.
Reclassifications - Certain reclassifications of prior years' data have been made to conform to the current year presentation. These reclassifications relate to additional captions disclosed within the operating section of the unaudited Condensed Consolidated Statement of Cash Flows but do not change the overall cash flow from operating activities for the prior years as previously reported.
Note 2—Inventories
The following table sets forth the components of inventory:

(In thousands)	March 31, 2021	December 31, 2020
Finished products	$101,064	$81,048
Work in process	6,115	2,618
Raw materials and supplies	160,034	161,300
Inventories at current cost	267,213	244,966
Less: LIFO valuation	(47,192)	(47,147)
Total inventories	$220,021	$197,819
Note 3—Restructuring Charges

During the three months ended March 31, 2021, we recorded restructuring charges of $1.3 million. International segment restructuring charges of $1.0 million during the three months ended March 31, 2021, were primarily related to our ongoing initiatives to drive profitable growth and right size our operations. Americas segment restructuring charges of $0.2 million during the three months ended March 31, 2021, were primarily related to costs associated with our global Fixed Gas & Flame Detection manufacturing footprint optimization as well as programs to adjust our operations in response to current business conditions.
During the three months ended March 31, 2020, we recorded restructuring charges of $2.0 million. International segment restructuring charges of $1.9 million during the three months ended March 31, 2020, were primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth.

Activity and reserve balances for restructuring charges by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2019	$0.3	$5.9	$—	$6.2
Restructuring charges	4.7	21.9	0.8	27.4
Currency translation and other adjustments	(0.1)	0.1	—	—
Cash payments / utilization	(2.1)	(8.6)	(0.4)	(11.1)
Reserve balances at December 31, 2020	$2.8	$19.3	$0.4	$22.5
Restructuring charges	0.2	1.0	0.1	1.3
Currency translation and other adjustments	—	(0.6)	—	(0.6)
Cash payments	(0.3)	(3.1)	(0.1)	(3.5)
Reserve balances at March 31, 2021	$2.7	$16.6	$0.4	$19.7

Restructuring reserves are included in Other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets.
Note 4—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	March 31, 2021	December 31, 2020
Land	$5,189	$4,275
Buildings	128,776	128,887
Machinery and equipment	426,336	422,333
Construction in progress	40,466	38,753
Total	600,767	594,249
Less: accumulated depreciation	(402,935)	(404,629)
Property, plant and equipment, net	$197,832	$189,620

Note 5—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	MSA Safety Incorporated			Noncontrolling Interests
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2021	2020		2021	2020
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(115,552)	$(124,848)		$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 14)	(24)	(52)		—	—
Recognized net actuarial losses (Note 14)	4,820	4,221		—	—
Tax benefit	(1,084)	(1,067)		—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	3,712	3,102		—	—
Balance at end of period	$(111,840)	$(121,746)		$—	$—
Available-for-sale securities
Balance at beginning of period	$(1)	$6		$—	$—
Unrealized loss on available-for-sale securities (Note 16)	(5)	(62)		—	—
Balance at end of period	$(6)	$(56)		$—	$—
Foreign currency translation
Balance at beginning of period	$(66,844)	$(89,161)		$582	$423
Reclassification from accumulated other comprehensive loss into net income	—	720	(b)	—	—
Foreign currency translation adjustments	(10,258)	(22,832)		35	(115)
Balance at end of period	$(77,102)	$(111,273)		$617	$308
(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 14—Pensions and Other Post-retirement Benefits).
(b) Reclassifications into net income relate primarily to the closure of several subsidiaries in our Europe, Middle East & Africa ("EMEA") operating segment and are included in Currency exchange (gains) losses, net, within the unaudited Condensed Consolidated Statement of Income.

Note 6—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,998 shares held in treasury at March 31, 2021. The Treasury shares at cost line on the unaudited Condensed Consolidated Balance Sheet includes $1.8 million related to preferred stock. There were no treasury purchases of preferred stock shares during the three months ended March 31, 2021. There were treasury purchases of 120 preferred stock shares during the three months ended March 31, 2020. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of March 31, 2021.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2020. No new shares were issued during the three months ended March 31, 2021, or 2020. There were 39,167,207 and 39,067,902 shares outstanding at March 31, 2021, and December 31, 2020, respectively.
Treasury Shares - The Company's share repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the three months ended March 31, 2021, no shares were repurchased under this program. During the three months ended March 31, 2020, 175,000 shares were repurchased under the program. There were 22,914,184 and 23,013,489 Treasury Shares at March 31, 2021, and December 31, 2020, respectively.
The Company issues Treasury Shares for all stock-based compensation plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 32,650 and 58,840 Treasury Shares issued for these purposes during the three months ended March 31, 2021 and 2020, respectively.
Common stock activity is summarized as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$242,693	$(326,156)	$229,127	$(303,566)
Stock compensation expense	3,293	—	3,522	—
Restricted and performance stock awards	(1,333)	1,333	(2,239)	2,239
Stock options exercised	1,234	556	1,757	976
Treasury shares purchased	—	(5,348)	—	(7,617)
Share repurchase program	—	—	—	(20,113)
Balance at end of period	$245,887	$(329,615)	$232,167	$(328,081)

Note 7—Segment Information
We are organized into four geographical operating segments that are based on management responsibilities: Northern North America, Latin America, Europe, Middle East & Africa ("EMEA"), and Asia Pacific ("APAC"). The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: Americas, International, and Corporate.
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
Adjusted operating income (loss), adjusted operating margin, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA margin are the measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is defined as operating income excluding restructuring charges, currency exchange gains (losses), product liability expense, acquisition related costs, including acquisition related amortization, and COVID-19 related costs, consisting of a one-time bonus for essential manufacturing employees and adjusted operating margin is defined as adjusted operating income (loss) divided by segment sales to external customers. Adjusted EBITDA is defined as adjusted operating income (loss) plus depreciation and amortization and adjusted EBITDA margin is defined as adjusted EBITDA divided by segment sales to external customers. Adjusted operating income (loss), adjusted operating margin, adjusted EBITDA and adjusted EBITDA margin are not recognized terms under U.S. GAAP, and therefore, do not purport to be alternatives to operating income or operating margin as a measure of operating performance. Further, the Company's measure of adjusted operating income (loss), adjusted operating margin, adjusted EBITDA and adjusted EBITDA margin may not be comparable to similarly titled measures of other companies. Adjusted operating income (loss) and adjusted EBITDA on a consolidated basis is presented in the following table to reconcile the segment operating performance measure to operating income as presented on the Consolidated Statement of Income.
The accounting principles applied at the operating segment level in determining operating income (loss) are generally the same as those applied at the consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.

Reportable segment information is presented in the following table:

(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated Totals
Three Months Ended March 31, 2021
Sales to external customers	$208,340	$100,088	$—	$308,428
Operating income				44,038
Restructuring charges (Note 3)				1,308
Currency exchange gains, net (Note 5)				(2,099)
Product liability expense (Note 17)				2,796
Acquisition related costs (Note 18)				1,373
Adjusted operating income (loss)	45,152	8,790	(6,526)	47,416
Adjusted operating margin %	21.7%	8.8%
Depreciation and amortization				10,504
Adjusted EBITDA	52,186	12,163	(6,429)	57,920
Adjusted EBITDA margin %	25.0%	12.2%

(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated Totals
Three Months Ended March 31, 2020
Sales to external customers	$231,253	$109,892	$—	$341,145
Operating income				58,782
Restructuring charges (Note 3)				2,007
Currency exchange losses, net (Note 5)				270
Product liability expense (Note 17)				1,951
Acquisition related costs (Note 18)				97
COVID-19 related costs				757
Adjusted operating income (loss)	59,807	12,671	(8,614)	63,864
Adjusted operating margin %	25.9%	11.5%
Depreciation and amortization				9,640
Adjusted EBITDA	66,257	15,765	(8,518)	73,504
Adjusted EBITDA margin %	28.7%	14.3%

Total sales by product group was as follows:

Three Months Ended March 31, 2021	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$69,644	23%	$48,798	23%	$20,846	21%
Fixed Gas & Flame Detection	60,119	19%	36,277	17%	23,842	24%
Firefighter Helmets & Protective Apparel	46,010	15%	34,988	17%	11,022	11%
Portable Gas Detection	37,429	12%	25,702	12%	11,727	12%
Industrial Head Protection	32,696	11%	25,111	12%	7,585	8%
Fall Protection	26,067	8%	15,672	8%	10,395	10%
Other (a)	36,463	12%	21,792	11%	14,671	14%
Total	$308,428	100%	$208,340	100%	$100,088	100%

Three Months Ended March 31, 2020	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$75,844	22%	$52,693	23%	$23,151	21%
Fixed Gas & Flame Detection	69,911	21%	41,247	18%	28,664	26%
Firefighter Helmets & Protective Apparel	42,547	12%	35,113	15%	7,434	7%
Portable Gas Detection	41,052	12%	27,648	12%	13,404	12%
Industrial Head Protection	35,332	10%	27,555	12%	7,777	7%
Fall Protection	27,428	8%	17,697	8%	9,731	9%
Other (a)	49,031	15%	29,300	12%	19,731	18%
Total	$341,145	100%	$231,253	100%	$109,892	100%
(a)Other products include sales of Air Purifying Respirators ("APR").

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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Net income	$36,414	$43,674
Preferred stock dividends	(10)	(10)
Net income available to common equity	36,404	43,664
Dividends and undistributed earnings allocated to participating securities	(14)	(33)
Net income available to common shareholders	36,390	43,631

Basic weighted-average shares outstanding	39,094	38,824
Stock-based compensation awards	326	528
Diluted weighted-average shares outstanding	39,420	39,352
Antidilutive stock options	—	—

Earnings per share:
Basic	$0.93	$1.12
Diluted	$0.92	$1.11
Note 9—Income Taxes

The Company's effective tax rate for the first quarter of 2021 was 21.0% and is consistent with the U.S. federal statutory rate of 21% as state income taxes and a one time foreign expense associated with pension are offset by tax benefits on certain share-based payments. The Company's effective tax rate for the first quarter of 2020 was 23.0%, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, higher foreign entity losses in jurisdictions where we cannot take tax benefits, partially offset by tax benefits on certain share-based payments.
At March 31, 2021, the Company had a gross liability for unrecognized tax benefits of $9.1 million. The Company has recognized tax benefits associated with these liabilities of $2.7 million at March 31, 2021. The gross liability includes amounts associated with foreign tax exposure in prior periods.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest related to uncertain tax positions was $1.1 million at March 31, 2021.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.

Note 10—Stock Plans
The 2016 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible key employees through May 2026. Management stock-based compensation includes stock options, restricted stock awards, restricted stock units and performance stock units. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2027. We issue treasury shares for stock option exercises and grants of restricted stock and performance stock. Please refer to Note 6—Capital Stock for further information regarding stock compensation share issuance.
Stock compensation expense is as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Stock compensation expense	$3,293	$3,522
Income tax expense	794	859
Stock compensation expense, net of tax	$2,499	$2,663
A summary of stock option activity for the three months ended March 31, 2021, follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	283,998	$46.23
Exercised	(38,806)	46.09
Forfeited	(81)	49.66
Outstanding at March 31, 2021	245,111	46.26
Exercisable at March 31, 2021	243,563	$46.25
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the three months ended March 31, 2021, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	146,191	$105.83
Granted	28,128	170.69
Vested	(29,981)	85.89
Forfeited	(156)	121.83
Unvested at March 31, 2021	144,182	$122.62
Performance stock units have a market condition modifier and are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units granted in the first quarter of 2021 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period plus an additional modifier based on total shareholder return (TSR) over the performance period. The following weighted average assumptions were used in estimating the fair value of the performance stock units granted in the first quarter of 2021.

Fair value per unit	$177.50
Risk-free interest rate	0.2%
Expected dividend yield	1.33%
Expected volatility	35.6%
MSA stock beta	0.932
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

A summary of performance stock unit activity for the three months ended March 31, 2021, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	200,212	$104.69
Granted	46,070	177.32
Performance adjustments	4,941	88.86
Vested	(63,286)	84.97
Unvested at March 31, 2021	187,937	$128.72
The performance adjustments above relate primarily to the final number of shares issued for the 2018 performance unit awards which vested in the first quarter of 2021 at 105.4% of the target award based on both cumulative performance against the operating margin and revenue growth targets and MSA's TSR during the three-year performance period.
Note 11—Long-Term Debt

(In thousands)	March 31, 2021	December 31, 2020
2010 Senior Notes payable through 2021, 4.00%, net of debt issuance costs	$20,000	$20,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	75,595	74,926
Senior revolving credit facility maturing in 2023, net of debt issuance costs	264,833	212,231
Total	360,428	307,157
Amounts due within one year, net of debt issuance costs	20,000	20,000
Long-term debt, net of debt issuance costs	$340,428	$287,157
On September 7, 2018, the Company entered into an amended agreement covering its senior revolving credit facility that extended its term through September 2023 and increased the capacity to $600.0 million. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Prime Rate, (ii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iii) the Overnight Bank Funding Rate, plus one half of one percent (0.50%), or (iv) the Daily Libor Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 1.09% as of March 31, 2021. At March 31, 2021, $333.1 million of the existing $600.0 million senior revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval from the bank group.
On January 22, 2016, the Company entered into an amended multi-currency note purchase and private shelf agreement, pursuant to which the Company issued notes in an aggregate original principal amount of £54.9 million (approximately $75.7 million at March 31, 2021). The Notes are repayable in annual installments of £6.1 million (approximately $8.4 million at March 31, 2021), commencing January 22, 2023, with a final payment of any remaining amount outstanding on January 22, 2031. The interest rate on these Notes is fixed at 3.4%. On September 7, 2018, the Company further amended the multi-currency note purchase and private shelf agreement to, among other things, allow the Company to request from time to time during a three-year period ending September 7, 2021, the issuance of up to $150 million of additional senior notes. No additional notes have been issued under the amended agreement as of March 31, 2021.

On January 4, 2019, the Company entered into an amended and restated master note facility with New York Life.   Under the amended facility, the Company may request from time to time during a three-year period ending January 4, 2022, the issuance of up to $150 million of additional senior promissory notes. As of March 31, 2021, no notes have been issued under the amended facility.

The senior revolving credit facility and the multi-currency note purchase and private shelf agreement require the Company to comply with specified financial covenants, including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.50 to 1.00; except during an acquisition period, defined as four consecutive fiscal quarters beginning with the quarter of acquisition, in which case the consolidated net leverage ratio shall not exceed 4.00 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, both agreements contain negative covenants limiting the ability of the Company and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of the Company's or its subsidiaries' business. However, the covenants contained in the New York Life amended facility do not apply until promissory notes are issued.
The Company was in compliance with all debt covenants at March 31, 2021.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2021, totaling $11.4 million, of which $1.3 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2021, the Company has $0.3 million of restricted cash in support of these arrangements.
Note 12—Goodwill and Intangible Assets
Changes in goodwill during the three months ended March 31, 2021 are as follows:

(In thousands)	Goodwill
Balance at January 1, 2021	$443,272
Additions (Note 18)	4,708
Currency translation	(921)
Balance at March 31, 2021	$447,059
At March 31, 2021, the Company had goodwill of $293.2 million and $153.9 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net during the three months ended March 31, 2021, are as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2021	$161,051
Additions (Note 18)	5,940
Amortization expense	(3,055)
Currency translation	298
Net balance at March 31, 2021	$164,234
At March 31, 2021, the above intangible assets balance includes a trade name related to the Globe acquisition with an indefinite life totaling $60.0 million.
Note 13—Leases
Lessor Arrangements
The Company derives a portion of its revenue from various leasing arrangements. Such arrangements provide for monthly payments covering the equipment provided and interest. These arrangements meet the criteria to be accounted for as sales-type leases under ASC Topic 842, Leases. Accordingly, revenue from the provision of the equipment is recognized upon lease commencement. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Interest income is recognized monthly over the lease term. Revenue from sales-type leases recognized by the Company, included in Net sales in the unaudited Condensed Consolidated Statements of Income, was $1.0 million during the three months ended March 31, 2021. Gross profit recognized at commencement from our various leasing arrangements was $0.6 million during the three months ended March 31, 2021. There were no new sales-type lease transactions commencing and no lease revenue recognized during the three months ended March 31, 2020.

Note 14—Pensions and Other Post-retirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2021	2020	2021	2020
Three Months Ended March 31,
Service cost	$3,242	$3,012	$99	$99
Interest cost	2,817	3,726	116	179
Expected return on plan assets	(9,147)	(8,503)	—	—
Amortization of prior service cost (credit)	66	46	(90)	(98)
Recognized net actuarial losses	4,421	3,935	399	286
Settlements	(1,879)	—	—	—
Net periodic benefit (income) cost (a)	$(480)	$2,216	$524	$466
(a) Components of net periodic benefit (income) cost other than service cost are included in the line item "Other income, net" in the unaudited Condensed Consolidated Statements of Income.
We made contributions of $1.9 million to our pension plans during both the three months ended March 31, 2021 and 2020, respectively. We expect to make total contributions of approximately $7.7 million to our pension plans in 2021 primarily associated with statutorily required plans in the International segment.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange (gains) losses, net, in the unaudited Condensed Consolidated Statement of Income. The notional amount of open forward contracts was $94.3 million and $96.0 million at March 31, 2021, and December 31, 2020, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheet location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	March 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Foreign exchange contracts: Warranty reserve and other current liabilities	$1,039	$157
Foreign exchange contracts: Prepaid expenses and other current assets	52	160
The following table presents the unaudited Condensed Consolidated Statement of Income location and impact of derivative financial instruments:

		Loss Recognized in Income
		Three Months Ended March 31,
(In thousands)	Statement of Income Location	2021	2020
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange (gains) losses, net	$3,388	$376

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
We value our investments in marketable securities, primarily fixed income, at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments are classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $55 million and $75 million as of March 31, 2021 and December 31, 2020, respectively. The fair value was $55 million and $75 million as of March 31, 2021 and December 31, 2020, respectively, which was reported in "Investments, short-term" in the accompanying unaudited Condensed Consolidated Balance Sheet. The change in fair value is recorded in other comprehensive income, net of tax. The Company does not intend to sell, nor is it more likely than not that we will be required to sell, these securities prior to recovery of their cost, as such, management believes that any unrealized gains or losses are temporary; therefore, no impairment gains or losses relating to these securities have been recognized.  All investments in marketable securities have maturities of one year or less and are currently in an unrealized loss position as of March 31, 2021.
The reported carrying amount of our fixed rate long-term debt (including the current portion) was $96 million and $95 million at March 31, 2021, and December 31, 2020, respectively. The fair value of this debt was $112 million and $113 million at March 31, 2021, and December 31, 2020, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Acquisitions are measured at fair value, refer to Note 18— Acquisitions for a description of the mehodologies and fair vlue measurements utilized in the business combination.
Note 17—Contingencies
Product liability
We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. The Company estimates its liability for single incident product liability claims based on expected settlement costs for asserted single incident product liability claims and an estimate of costs for single incident product liability claims incurred but not reported ("IBNR"). The estimate for IBNR claims is based on experience, sales volumes, and other relevant information. The reserve for single incident product liability claims, which includes asserted single incident product liability claims and IBNR single incident product liability claims, was $1.5 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively. Single incident product liability expense was $0.1 million during the three months ended March 31, 2021 and $0.2 million during the three months ended March 31, 2020. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate.

Cumulative trauma product liability claims. Cumulative trauma product liability claims involve alleged exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. One of the Company's affiliates, Mine Safety Appliances Company, LLC ("MSA LLC"), was named as a defendant in 1,632 lawsuits comprised of 3,043 claims as of March 31, 2021. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The products at issue were manufactured many years ago by MSA LLC and are no longer sold.
A summary of cumulative trauma product liability lawsuits and asserted cumulative trauma product liability claims activity is as follows:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Open lawsuits, beginning of period	1,622	1,605
New lawsuits	80	402
Settled and dismissed lawsuits	(70)	(385)
Open lawsuits, end of period	1,632	1,622

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Asserted claims, beginning of period	2,878	2,456
New claims	241	917
Settled and dismissed claims	(76)	(495)
Asserted claims, end of period	3,043	2,878
The increases in the number of claims in 2020 and in the first quarter of 2021, are largely attributable to an increase in claims alleging injuries from exposure to coal mine dust, involving products that were manufactured many years ago by MSA LLC and are no longer sold.
More than half of the total open lawsuits at March 31, 2021, have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any time due to changes in circumstances.
    Total cumulative trauma product liability reserve was $216.8 million at March 31, 2021, including $3.6 million for claims settled but not yet paid and related defense costs, and $221.5 million at December 31, 2020, including $7.8 million for claims settled but not yet paid and related defense costs. This reserve includes estimated amounts for asserted claims and IBNR claims. Those estimated amounts reflect asbestos, silica and coal dust claims expected to be resolved through the year 2069 and are not discounted to present value. The Company revised its estimates of MSA LLC's potential liability for cumulative trauma product liability claims for the year ended December 31, 2020 as a result of its annual review process described below. The reserve does not include amounts which will be spent to defend the claims covered by the reserve. Defense costs are recognized in the unaudited Condensed Consolidated Statement of Income as incurred. There was no change in trends or other activity during the quarter that required an interim remeasurement of the cumulative trauma product liability reserve as of March 31, 2021.
    At March 31, 2021, $30.9 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheet and the remainder, $185.9 million, is recorded in the Product liability and other noncurrent liabilities line. At December 31, 2020, $35.3 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheet and the remainder, $186.2 million, is recorded in the Product liability and other noncurrent liabilities line.
    Total cumulative trauma liability losses were $3.0 million for the three months ended March 31, 2021, and $2.1 million for the three months ended March 31, 2020, both primarily related to the defense of cumulative trauma product liability claims. Uninsured cumulative trauma product liability losses, which were included in Product liability and other operating expense on the unaudited Condensed Consolidated Statements of Income, were $2.8 million and $1.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively, and represent the total cumulative trauma liability losses net of any estimated insurance receivables as discussed below.

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
With respect to asserted or IBNR claims, MSA LLC’s expense in future periods may vary from the reserve currently established for several reasons. In particular, MSA LLC’s actual claims experience may differ in one or more respects from the significant assumptions listed above that were used by in establishing the reserve. Factors that make MSA LLC's asserted and IBNR claims difficult to reasonably estimate include uncertainty as to the number of claims that may be asserted in the future (and over what time periods), the wide variability in the alleged severity of claims asserted, and the number of claims that ultimately will be resolved with payment. This difficulty is increased when claims are asserted by plaintiff's counsel, with which MSA LLC does not have substantial prior experience (as claims experience can vary significantly among different counsel), the absence of discovery into many pending claims, the historically low volume of claims asserted and resolved, and numerous other factors. Numerous uncertainties also exist with respect to factors not specific to MSA LLC, including potential legislative or judicial changes at the federal level or in key states concerning claims adjudication, future bankruptcy proceedings involving key co-defendants, payments from trusts established to compensate claimants, and/or changes in medical science relating to the diagnosis and treatment of claims.
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

Insurance Receivable and Notes Receivable, Insurance Companies
Many years ago, MSA LLC purchased insurance policies from various insurance carriers that, subject to common contract exclusions, provided coverage for cumulative trauma product liability losses (the "Occurrence-Based Policies"). While we continue to pursue reimbursement under certain remaining Occurrence-Based Policies, the vast majority of these policies have been exhausted, settled or converted into either (1) negotiated settlement agreements with scheduled payment streams (recorded as notes receivables), or (2) negotiated Coverage-in-Place Agreements (recorded as insurance receivables). As a result, MSA LLC is largely self-insured for cumulative trauma product liability claims, and additional amounts recorded as insurance receivables or notes receivables will be limited.
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
Insurance receivables at March 31, 2021, totaled $95.6 million, of which, $12.0 million is reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheet and $83.6 million is reported in Insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2020, totaled $97.0 million, of which $12.0 million was reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheet and $85.0 million was reported in Insurance receivable and other noncurrent assets. The vast majority of the $95.6 million insurance receivables balance at March 31, 2021 is attributable to reimbursement believed to be due under the terms of signed Coverage-In-Place Agreements and a portion of this amount represents the estimated recovery of IBNR amounts not yet incurred.
A summary of insurance receivables balance and activity related to cumulative trauma product liability losses is as follows:

(In millions)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance beginning of period	$97.0	$63.8
Additions	0.4	39.0
Collections and other adjustments	(1.8)	(5.8)
Balance end of period	$95.6	$97.0
We record formal notes receivable due from scheduled payment streams according to negotiated settlement agreements with insurers. These amounts are not subject to current coverage litigation.
Notes receivable from insurance companies at March 31, 2021, totaled $52.7 million, of which $3.9 million is reported in Notes receivable, insurance companies, current on the unaudited Condensed Consolidated Balance Sheet and $48.8 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2020, totaled $52.3 million, of which $3.8 million was reported in Notes receivable, insurance companies, current on the unaudited Condensed Consolidated Balance Sheet and $48.5 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of notes receivables from insurance companies balance is as follows:

(In millions)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance beginning of period	$52.3	$56.0
Additions	0.4	1.4
Collections	—	(5.1)
Balance end of period	$52.7	$52.3

The vast majority of the insurance receivables balance at March 31, 2021, is attributable to reimbursement under the terms of signed agreements with insurers and are not currently subject to litigation. The collectibility of MSA LLC's insurance receivables and notes receivables is regularly evaluated and we believe that the amounts recorded are probable of collection. The determination that the recorded insurance receivables are probable of collection is based on the terms of the settlement agreements reached with the insurers, our history of collection, and the advice of MSA LLC's outside legal counsel and consultants. Various factors could affect the timing and amount of recovery of the insurance and notes receivables, including assumptions regarding various aspects of the composition and characteristics of future claims (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Agreements) and the extent to which the issuing insurers may become insolvent in the future.
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
The following table reconciles the changes in the Company's accrued warranty reserve:

(In thousands)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Beginning warranty reserve	$11,428	$12,715
Warranty payments	(2,277)	(10,861)
Warranty claims	2,221	10,233
Provision for product warranties and other adjustments	56	(659)
Ending warranty reserve	$11,428	$11,428
Warranty expense was $2.3 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively, and is included in "Costs of products sold" on the unaudited Condensed Consolidated Statements of Income.
Note 18—Acquisitions

Acquisition of Bristol Uniforms and Bell Apparel

On January 25, 2021, we acquired 100% of the common stock of B T Q Limited, including Bristol Uniforms and Bell Apparel ("Bristol") in an all-cash transaction valued at $63.0 million, net of cash acquired.

Bristol, which is headquartered in the United Kingdom (U.K.), is a leading innovator and provider of protective apparel to the fire, rescue services, and utility sectors. The acquisition strengthens MSA's position as a global market leader in fire service personal protective equipment (PPE) products, which include breathing apparatus, firefighter helmets, thermal imaging cameras, and firefighter protective apparel, while providing an avenue to expand its business in the U.K. and key European markets. The fire service equipment brands of MSA, which include Gallet Firefighter Helmets, the M1 and G1 Self-Contained Breathing Apparatus range, Cairns Helmets, Globe Manufacturing, and now Bristol Uniforms, represent more than 460 combined years of innovation in the fire service industry, with a common mission: protecting the health and safety of firefighters. Bristol is also a leading manufacturer of flame-retardant, waterproof, and other protective work wear for the utility industry. Marketed under the Bell Apparel brand, this line complements MSA's existing and broad range of offerings for the global utilities market.

Bristol's operating results are included in our unaudited condensed consolidated financial statements from the acquisition date as part of the International reportable segment. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

The following table summarizes the fair values of the Bristol assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	January 25, 2021
Current assets (including cash of $13.3 million)	$37.1
Net investment in sales-type leases, noncurrent	29.0
Property, plant and equipment and other noncurrent assets	11.9
Customer relationships	4.5
Trade name and other intangible assets	1.4
Goodwill	4.7
Total assets acquired	88.6
Total liabilities assumed	(12.3)
Net assets acquired	$76.3

The amounts in the table above are subject to change upon completion of the valuation of the assets acquired and liabilities assumed. This valuation is expected to be completed by first quarter of 2022.

Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. Fair values were determined by management, based in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade name; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including sales volume and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Bristol pre-acquisition forecasts, coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships and trade name acquired in the Bristol transaction will be amortized over a period of 15 years. Estimated future amortization expense related to the identifiable intangible assets is approximately $0.3 million for the remainder of 2021, $0.5 million in 2022 and 2023, $0.4 million in 2024 and 2025, and $3.8 million thereafter. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $1.5 million which will be amortized over four months, which is included in Cost of products sold in the unaudited condensed consolidated statement of income.

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Bristol with our operations. Goodwill of $4.7 million related to the Bristol acquisition has been recorded in the International reportable segment and is non-deductible for tax purposes.

Our results for the three months ended March 31, 2021, include acquisition related costs of approximately $1.4 million, including costs related to the acquisition of Bristol. Our results for the three months ended March 31, 2020, include an immaterial amount of acquisition related costs. These costs are reported in selling, general, and administrative expenses and costs of products sold.

The operating results of the Bristol acquisition have been included in our unaudited condensed consolidated financial statements from the acquisition date through March 31, 2021. Our results for the three months ended March 31, 2021, include Bristol sales and net loss of $4.2 million and $1.4 million, respectively.

The following unaudited pro forma information presents our combined results as if the Bristol acquisition had occurred on January 1, 2020. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between MSA and Bristol during the periods presented that are required to be eliminated in the unaudited pro forma condensed combined financial information. The unaudited pro forma condensed combined financial information does not reflect any cost savings, operating synergies, or revenue enhancements that the combined companies may achieve as a result of the acquisition or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies, or revenue enhancements.

Pro forma condensed combined financial information (Unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2021	2020
Net sales	$310.4	$364.3
Net income	36.6	46.7
Basic earnings per share	0.94	1.20
Diluted earnings per share	0.93	1.19

The unaudited pro forma condensed combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of the date and for the periods presented, and should not be taken as representative of our condensed consolidated results of operations or financial condition following the acquisition. In addition, the unaudited pro forma condensed combined financial information is not intended to project the future financial position or result of operations of the combined company.

The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting under existing U.S. GAAP. MSA has been treated as the acquirer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this quarterly report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of our annual report entitled “Forward-Looking Statements” and “Risk Factors,” and those discussed in our Form 10-Q quarterly reports filed after such annual report (such as in Part II, Item 1A, “Risk Factors.”)
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
On January 25, 2021, we acquired 100% of the common stock of B T Q Limited, including Bristol Uniforms and Bell Apparel ("Bristol") in an all-cash transaction valued at $63.0 million, net of cash acquired. Bristol, which is headquartered in the United Kingdom (U.K.), is a leading innovator and provider of protective apparel to the fire, rescue services, and utility sectors. The acquisition strengthens MSA's position as a global market leader in fire service personal protective equipment (PPE) products, which include breathing apparatus, firefighter helmets, thermal imaging cameras, and firefighter protective apparel, while providing an avenue to expand its business in the U.K. and key European markets. The fire service equipment brands of MSA, which include Gallet Firefighter Helmets, the M1 and G1 Self-Contained Breathing Apparatus range, Cairns Helmets, Globe Manufacturing, and now Bristol Uniforms, represent more than 460 combined years of innovation in the fire service industry, with a common mission: protecting the health and safety of firefighters. Bristol is also a leading manufacturer of flame-retardant, waterproof, and other protective work wear for the utility industry. Marketed under the Bell Apparel brand, this line complements MSA's existing and broad range of offerings for the global utilities market. Refer to Note - 18 Acquisitions to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
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
The Company has developed a thoughtful, phased approach to begin reconnecting segments of our workforce that had converted to remote working conditions due to COVID-19. This process includes returning elements of our salesforce to in-person customer interactions on a limited basis, with additional employees scheduled to begin returning to the office, once deemed appropriate under the circumstances for each business location. A phased approach to reconnect employees while adjusting the characteristics of their physical working environments, providing training and executing enhanced safety and cleaning protocols, will promote workspace safety in a manner consistent with the mission and values of MSA. The process and timing to reconnect our workforce will continue to evolve due to the changing nature of COVID-19. The Company expects to modify plans as necessary to respond to such changes.

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
International. Our International segment includes companies in Europe, the Middle East and Africa ("EMEA") and the Asia Pacific region. In our largest International subsidiaries (in Germany, France, United Kingdom (U.K.), Ireland and China), we develop, manufacture and sell a wide variety of products. In China, the products manufactured are sold primarily in China as well as in regional markets. Operations in other International segment countries focus primarily on sales and distribution in their respective home country markets. Although some of these companies may perform limited production, most of their sales are of products manufactured in our plants in Germany, France, the U.S., U.K., Ireland and China or are purchased from third-party vendors.
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
PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include breathing apparatus, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. Core products comprised approximately 88% and 85% of sales for the three months ended March 31, 2021 and 2020. MSA also maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and often reflect more episodic or contract-driven growth patterns. Key non-core products include air-purifying respirators ("APR"), eye and face protection, ballistic helmets and gas masks.
MSA does not produce disposable respirators of any type; however, Mine Safety Appliances Company, LLC ("MSA LLC"), one of the Company's subsidiaries, does produce advanced elastomeric APR, including half-mask respirators, full-facepiece respirators and powered air purifying respirators, each with replaceable filters providing a minimum of N-95 filtration capability. These products have historically been used in many industrial and first responder applications. APR products represented 6% and 8% of our consolidated sales for the three months ended March 31, 2021 and 2020, with over 74% and 70% of this business being in our Americas segment for the three months ended March 31, 2021 and 2020. During 2020, Emergency Use Authorizations ("EUA") were issued by the FDA to expand the types of respiratory protection available to the medical community in response to COVID-19. Those include an EUA that continues to temporarily permit the use of NIOSH-approved respirators in healthcare settings, including elastomeric APR that are part of MSA's existing portfolio.
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
A detailed listing of our significant product offerings in the aforementioned product groups above is included in MSA's Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020
Net Sales. Net sales for the three months ended March 31, 2021, were $308.4 million, a decrease of $32.7 million, or 9.6%, driven by lower sales across most of the core product groups compared to $341.1 million for the three months ended March 31, 2020. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended March 31,		Dollar Decrease	Percent Decrease
(In millions)	2021	2020
Consolidated	$308.4	$341.1	$(32.7)	(9.6)%
Americas	208.3	231.2	(22.9)	(9.9)%
International	100.1	109.9	(9.8)	(8.9)%

Net Sales	Three Months Ended March 31, 2021 versus March 31, 2020
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	(9.9)%	(8.9)%	(9.6)%
Currency translation effects	0.6%	(6.7)%	(1.7)%
Constant currency sales change	(9.3)%	(15.6)%	(11.3)%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales.

Net sales for the Americas segment were $208.3 million in the first quarter of 2021, a decrease of $22.9 million, or 9.9%, compared to $231.2 million in the first quarter of 2020. During the quarter, constant currency sales in the Americas segment decreased 9.3% compared to the prior year period. After a weak January and February, order pace and invoicing strengthened in March. The quarterly revenue decline was driven by economic challenges as well as a difficult comparison from a year ago, which reflected a pre-pandemic environment for MSA. Areas that were particularly impacted include industrial PPE and FGFD. Additionally, demand levels in the APR business moderated and returned to pre-pandemic levels. Americas segment business conditions and order activity improved in March and into April and that provides a sense of optimism to start the second quarter.
Net sales for the International segment were $100.1 million in the first quarter of 2021, a decrease of $9.8 million, or 8.9%, compared to $109.9 million for the first quarter of 2020. Constant currency sales in the International segment decreased 15.6% during the quarter on weaker revenues across the segment, with more significant declines in the EMEA operating segment due to COVID-19 lockdowns in Europe and lower project business in the Middle East FGFD market. This weakness was partially offset by improving conditions in China and the acquisition of Bristol.

Our order book improved in March and into April across a number of areas in our business. Our backlog is healthy to start the second quarter. Looking ahead, we continue to operate in a very dynamic environment. There are a number of evolving factors that will continue to influence our revenue outlook. These factors include, among other things, the effectiveness of the vaccine rollout, risk of additional COVID lockdowns, industrial employment rates, the pace of economic recovery and the supply chain challenges as economies open up. While the outcome is hard to predict, our recent order pace provides a sense of optimism to start the second quarter.

Refer to Note 7—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the first quarter of 2021 was $134.7 million, a decrease of $22.7 million or 14.4%, compared to $157.4 million for the first quarter of 2020. The ratio of gross profit to net sales was 43.7% in the first quarter of 2021 compared to 46.1% in the same quarter last year. The lower gross profit ratio during the current quarter is primarily attributable to a couple of primary drivers. Lower throughput in our factories drove inefficiencies and inventory charges. Inventory charges were primarily due to lower levels of demand for respiratory protection. The remaining items that impacted gross profit were a less favorable product mix and higher input costs. We have made adjustments to certain pricing actions and continue to evaluate additional pricing opportunities as we navigate the supply chain inflationary pressures. The Bristol acquisition also negatively impacted mix because gross margins for turnout gear are lower than the corporate average. We expect to improve Bristol margins as we execute our integration plans.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $75.5 million during the first quarter of 2021, a decrease of $4.7 million or 5.9%, compared to $80.2 million in the first quarter of 2020. SG&A costs declined despite $1.8 million of additional SG&A expenses related to the Bristol acquisition. Overall, selling, general and administrative expenses were 24.5% of net sales during the first quarter of 2021, compared to 23.5% of net sales during the same period in 2020.  We delivered $7.0 million to $8.0 million of savings from restructuring programs and discretionary cost savings associated with reduced travel, controlled hiring, professional services and other costs. Approximately half of these savings are temporary and will return to some extent slowly as the business improves and travel resumes, while half are structural in nature. We expect the year over year SG&A comparison to become more difficult as the second quarter of 2020 reflected the initial cost reduction activities that occurred at the onset of the pandemic.
Research and development expense. Research and development expense was $13.2 million during the first quarter of 2021, a decrease of $0.9 million, compared to $14.1 million during the first quarter of 2020. Research and development expense was 4.3% of net sales in the first quarter of 2021 compared to 4.1% in the same period of 2020. We continue to develop new products for global safety markets, including the recently launched connected firefighter ecosystem powered by LUNAR. During the first quarter of 2021, we capitalized $2.0 million of software development costs.
Restructuring charges. Restructuring charges during the first quarter of 2021, were $1.3 million primarily related to our ongoing initiatives to drive profitable growth and right size our operations. Together with cost reduction programs executed throughout 2020, we expect these programs to collectively deliver $15 million of savings throughout the income statement in 2021, and annual savings of $20 million thereafter. This compared to restructuring charges of $2.0 million during the first quarter of 2020, primarily related to footprint rationalization and other restructuring programs associated with our ongoing initiatives to drive profitable growth in our International segment. We remain focused on executing programs that will optimize our cost structure.
Currency exchange. Currency exchange gains were $2.1 million in the first quarter of 2021 compared to losses of $0.3 million in the first quarter of 2020. Currency exchange in both periods were related to foreign currency exposure on unsettled inter-company balances.
Refer to Note 15—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the three months ended March 31, 2021 was $2.8 million compared to $2.0 million in the same period last year. Product liability expense for both periods related primarily to defense costs incurred for cumulative trauma product liability claims.
GAAP operating income. Consolidated operating income for the first quarter of 2021 was $44.0 million compared to $58.8 million in the same period last year. The decrease in operating results was driven by lower sales volumes and lower gross profit for the reasons noted above partially offset by lower SG&A expenses.
Adjusted operating income. Americas adjusted operating income for the first quarter of 2021 was $45.2 million, a decrease of $14.6 million, or 25%, compared to $59.8 million in the prior year quarter. The decrease was related to the lower level of sales and lower gross profit for reasons noted above, partially offset by lower SG&A expenses.
International adjusted operating income for the first quarter of 2021 was $8.8 million, a decrease of $3.9 million, or 31%, compared to $12.7 million in the prior year quarter. The decrease in adjusted operating income is primarily attributable to lower sales volumes.
Corporate segment adjusted operating loss for the first quarter of 2021 was $6.5 million, an improvement of $2.1 million compared to an adjusted operating loss of $8.6 million in the first quarter of 2020 due to lower professional services fees and discretionary cost control initiatives.

The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income	Three Months Ended March 31, 2021
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$208,340	$100,088	$—	$308,428
GAAP operating income				44,038
Restructuring charges (Note 3)				1,308
Currency exchange gains, net (Note 5)				(2,099)
Product liability expense (Note 17)				2,796
Acquisition related costs (Note 18)(a)				1,373
Adjusted operating income (loss)	45,152	8,790	(6,526)	47,416
Adjusted operating margin %	21.7%	8.8%
Depreciation and amortization				10,504
Adjusted EBITDA	52,186	12,163	(6,429)	57,920
Adjusted EBITDA %	25.0%	12.2%

Adjusted operating income	Three Months Ended March 31, 2020
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$231,253	$109,892	$—	$341,145
GAAP operating income				58,782
Restructuring charges (Note 3)				2,007
Currency exchange losses, net (Note 5)				270
Product liability expense (Note 17)				1,951
Acquisition related costs (Note 18)(a)				97
COVID-19 related costs				757
Adjusted operating income (loss)	59,807	12,671	(8,614)	63,864
Adjusted operating margin %	25.9%	11.5%
Depreciation and amortization				9,640
Adjusted EBITDA	66,257	15,765	(8,518)	73,504
Adjusted EBITDA %	28.7%	14.3%
(a) Acquisition related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred. These costs are included in Selling, general and administrative expense in the unaudited condensed consolidated statement of income. Acquisition-related costs also include the acquisition related amortization which is included in Cost of products sold in the Condensed Consolidated Statements of Income.
Note: Adjusted operating income (loss) and adjusted EBITDA are a non-GAAP financial measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is reconciled above to the nearest GAAP financial measure, Operating income (loss), and excludes restructuring, currency exchange, product liability expense, and acquisition related costs. Adjusted EBITDA is reconciled above to the nearest GAAP financial measure, Operating income (loss) and excludes depreciation and amortization expense.
Total other (income) expense, net. Total other income, net, for the first quarter of 2021 was $2.3 million, compared to other expense, net, of $1.9 million for the same period in 2020 driven primarily by lower interest expense and higher pension income driven by a one-time pension settlement and a higher expected rate of return.
Income taxes. The reported effective tax rate for the first quarter of 2021 was 21.0% compared to 23.0% for the first quarter of 2020. This decrease from the prior year is attributable to higher profits in foreign jurisdictions with favorable statutory tax rates.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements.

Net income attributable to MSA Safety Incorporated. Net income was $36.4 million for the first quarter of 2021, or $0.92 per diluted share compared to income of $43.7 million, or $1.11 per diluted share, for the same period last year.
Non-GAAP Financial Information
We may provide information regarding financial measures such as constant currency changes, financial measures excluding the impact of acquisitions and related acquisition related costs, including acquisition related amortization and COVID-19 related costs, consisting of a one-time bonus for essential manufacturing employees and adjusted operating income, adjusted operating margin percentage, adjusted EBITDA and adjusted EBITDA margin percentage, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net sales, selling, general and administrative expense, operating income or net income as a measure of operating performance. We believe that the use of these non-GAAP financial measures provide investors with additional useful information and provide a more complete understanding of the underlying results. Because not all companies use identical calculations, these presentations may not be comparable to similarly titled measures from other companies. For more information about these non-GAAP measures and a reconciliation to the nearest U.S. GAAP measure, please refer to the reconciliations referenced above in Management's Discussion & Analysis section and in Note 7—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and acquisitions. At March 31, 2021, approximately 26% of our long-term debt is at fixed interest rates with repayment schedules through 2031. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2023. At March 31, 2021, approximately 56% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At March 31, 2021, the Company had cash, cash equivalents and restricted cash totaling $185.1 million, including $160.1 million held by our foreign subsidiaries, and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy. We believe MSA's healthy balance sheet and access to significant capital at March 31, 2021, positions us well to navigate through challenging business conditions.
Cash, cash equivalents and restricted cash increased $24.0 million during the three months ended March 31, 2021, compared to decreasing $29.6 million during the same period in 2020. We continue to employ a balanced capital allocation strategy that prioritizes growth investments, funding our dividend and servicing debt obligations.
Operating activities. Operating activities provided cash of $45.6 million during the three months ended March 31, 2021, compared to providing $13.6 million during the same period in 2020. The improved operating cash flow as compared to the same period in 2020 was primarily related to working capital improvements.
Payments for subsidiary MSA LLC's product liability claims exceeded collections from insurance companies by $5.7 million in the three months ended March 31, 2021, compared to collections from insurance companies of $0.7 million, net of product liability claim payments, in the same period of 2020. MSA LLC funds its operating expenses and legal liabilities from its own operating cash flow and other investments, as well as limited amounts of insurance reimbursements, and not from borrowings under the Company’s credit facility, to which it is not a party. Now that MSA LLC is largely self-insured for its historical cumulative trauma product liability claims, associated insurance reimbursements received in any given period are limited, and generally do not offset cash outlay in that same period in full. In recent years, MSA LLC’s contingent liabilities have been funded without a material impact on the Company’s consolidated capital allocation priorities.
    Investing activities. Investing activities used cash of $52.5 million during the three months ended March 31, 2021, compared to using $26.1 million during the same period in 2020. The acquisition of Bristol and capital expenditures, partially offset by maturities of short-term investments, net of purchases, drove cash outflows from investing activities during the three months ended March 31, 2021, while capital expenditures and the purchase of short-term investments, net of proceeds from maturities drove cash outflows from investing activities during the same period in 2020. During the first quarter of 2021, we incurred capital expenditures of $9.6 million, including $2.0 million associated with software development and other growth programs, compared to capital expenditures of $6.6 million, including $1.8 million associated with software development and other growth programs, in the same period in 2020. We also remain active in evaluating additional acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities provided cash of $31.6 million during the three months ended March 31, 2021, compared to using $13.3 million during the same period in 2020. During the three months ended March 31, 2021, we had net proceeds on long-term debt of $52.0 million to fund the acquisition of Bristol as compared to net proceeds of $28.0 million during the same period in 2020. We paid cash dividends of $16.8 million during the three months ended March 31, 2021, compared to $16.3 million in the same period in 2020. We also used cash of $5.3 million during the three months ended March 31, 2021 to repurchase shares, compared to using $27.7 million during the same period in 2020. In 2020, $20.1 million of our repurchase activity was related to purchases under our 2015 stock repurchase program.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at March 31, 2021, resulted in a translation loss of $10.3 million being recorded to the cumulative translation adjustments shareholders' equity account during the three months ended March 31, 2021, compared to $22.8 million being recorded to the cumulative translation adjustments account during the same period in 2020.
COMMITMENTS AND CONTINGENCIES
We made contributions of $1.9 million to our pension plans during the three months ended March 31, 2021. We expect to make total contributions of approximately $7.7 million to our pension plans in 2021 primarily associated with statutorily required plans in the International segment.

The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2021, totaling $11.4 million, of which $1.3 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2021, the Company has $0.3 million of restricted cash in support of these arrangements.
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
The more critical judgments and estimates used in the preparation of our consolidated financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. During the first quarter of 2021 we made an acquisition that raised business combinations to a critical accounting policy and estimate.
Business Combinations
In accordance with the accounting guidance for business combinations, the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed will be recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. In addition to using management estimates and negotiated amounts, the Company uses a variety of information sources to determine the estimated fair values of acquired assets and liabilities including: third-party appraisals for the estimated value and lives of identifiable intangible assets and property, plant and equipment; third-party actuaries for the estimated obligations of defined benefit pension plans and similar benefit obligations; and legal counsel or other experts to assess the obligations associated with legal, environmental and other contingent liabilities.

The business and technical judgment of management was used in determining which intangible assets have indefinite lives and in determining the useful lives of finite-lived intangible assets in accordance with the accounting guidance for goodwill and other intangible assets.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $12.8 million or 4.1% and $0.8 million or 2.2%, respectively, for the three months ended March 31, 2021.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2021, we had open foreign currency forward contracts with a U.S. dollar notional value of $94.3 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $9.4 million increase or decrease in the fair value of these contracts at March 31, 2021.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At March 31, 2021, we had $95.7 million of fixed rate debt which matures at various dates through 2031. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $7.8 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At March 31, 2021, we had $265.7 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could impact our future earnings under our current capital structure.

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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,632 cumulative trauma lawsuits comprised of 3,043 claims at March 31, 2021. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma or coal worker’s pneumoconiosis. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. A reserve has been established with respect to estimated amounts for cumulative trauma product liability claims currently asserted but not yet resolved and incurred but not reported (“IBNR”) cumulative trauma product liability claims. Because our cumulative trauma product liability risk is subject to inherent uncertainties, including unfavorable trial rulings or developments, an increase in newly filed claims, or more aggressive settlement demands, and since MSA LLC is largely self-insured, there can be no certainty that MSA LLC may not ultimately incur losses in excess of presently recorded liabilities. These losses could have a material adverse effect on our business, operating results, financial condition and liquidity.
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
In the normal course of business, MSA LLC makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $95.6 million and notes receivables of $52.7 million at March 31, 2021. Since MSA LLC is now largely self-insured for cumulative trauma claims, additional amounts recorded as insurance receivables will be limited and based on calculating the amounts to be reimbursed pursuant to negotiated Coverage-in-Place Agreements. Various factors could affect the timing and amount of recovery of the insurance receivables, including assumptions regarding claims composition (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Agreements) and the extent to which the issuing insurers may become insolvent in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2021	234	$156.12	—	370,230
February 2021	900	166.10	—	358,126
March 2021	31,516	163.80	—	384,314
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

MSA SAFETY INCORPORATED

April 29, 2021	/s/ Kenneth D. Krause
Kenneth D. Krause
Sr. Vice President, Chief Financial Officer and Treasurer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)