Form 10-Q
period 2021-09-30
MSA Safety Inc
filed 2021-10-29
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021
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
As of October 22, 2021, 39,207,411 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net sales	$340,197	$304,392	$989,915	$959,975
Cost of products sold	194,199	172,160	556,263	528,799
Gross profit	145,998	132,232	433,652	431,176

Selling, general and administrative	87,450	64,793	246,339	214,066
Research and development	14,946	13,851	42,149	41,723
Restructuring charges (Note 4)	3,853	7,603	12,239	18,475
Currency exchange losses (gains), net (Note 6)	100	2,759	(359)	3,821
Product liability expense (Note 18)	10,688	2,077	25,235	4,878
Operating income	28,961	41,149	108,049	148,213

Interest expense	3,764	2,305	7,847	7,907
Other income, net	(2,266)	(1,117)	(8,773)	(4,376)
Total other expense (income), net	1,498	1,188	(926)	3,531

Income before income taxes	27,463	39,961	108,975	144,682
Provision for income taxes (Note 10)	8,640	11,727	28,165	36,251
Net income	18,823	28,234	80,810	108,431

Net income attributable to noncontrolling interests	—	(200)	(448)	(668)

Net income attributable to MSA Safety Incorporated	$18,823	$28,034	$80,362	$107,763

Earnings per share attributable to MSA Safety Incorporated common shareholders (Note 9):
Basic	$0.48	$0.72	$2.05	$2.77
Diluted	$0.48	$0.71	$2.04	$2.74
Dividends per common share	$0.44	$0.43	$1.31	$1.28
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income	$18,823	$28,234	$80,810	$108,431
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 6)	(13,868)	15,520	(18,073)	(2,758)
Pension and post-retirement plan actuarial gains, net of tax (Note 6)	3,701	3,058	11,070	9,250
Unrealized loss on available-for-sale securities (Note 6)	(11)	(74)	(15)	(12)
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 6)	—	—	—	720
Total other comprehensive (loss) income, net of tax	(10,178)	18,504	(7,018)	7,200
Comprehensive income	8,645	46,738	73,792	115,631
Less: Comprehensive income attributable to noncontrolling interests	—	(494)	(356)	(865)
Comprehensive income attributable to MSA Safety Incorporated	$8,645	$46,244	$73,436	$114,766
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (Note 2)	$117,302	$160,672
Trade receivables, less allowance for credit loss of $4,930 and $5,344	219,481	252,283
Inventories (Note 3)	249,449	197,819
Investments, short-term (Note 17)	48,972	74,982
Prepaid income taxes	41,098	26,185
Notes receivable, insurance companies (Note 18)	3,884	3,796
Prepaid expenses and other current assets	45,193	38,541
Total current assets	725,379	754,278

Property, plant and equipment, net (Note 5)	204,410	189,620
Operating lease assets, net	50,731	53,451
Prepaid pension cost (Note 15)	108,842	97,545
Deferred tax assets (Note 10)	44,587	35,665
Goodwill (Note 13)	636,113	443,272
Intangible assets, net (Note 13)	312,606	161,051
Notes receivable, insurance companies, noncurrent (Note 18)	44,330	48,540
Net investment in sales-type leases, noncurrent (Note 14)	27,202	—
Insurance receivable (Note 18) and other noncurrent assets	105,252	89,062
Total assets	$2,259,452	$1,872,484

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$20,000	$20,000
Accounts payable	92,634	86,854
Employees’ compensation	48,307	40,277
Insurance and product liability (Note 18)	40,188	43,706
Income taxes payable (Note 10)	22,608	3,580
Other current liabilities	113,084	116,128
Total current liabilities	336,821	310,545

Long-term debt, net (Note 12)	592,742	287,157
Pensions and other employee benefits	199,486	208,068
Noncurrent operating lease liabilities	40,854	44,639
Deferred tax liabilities (Note 10)	49,898	10,916
Product liability (Note 18) and other noncurrent liabilities	215,474	201,268
Total liabilities	$1,435,275	$1,062,593

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	252,084	242,693
Treasury shares, at cost (Note 7)	(331,350)	(327,756)
Accumulated other comprehensive loss (Note 6)	(189,323)	(182,397)
Retained earnings	1,089,197	1,065,789
Total MSA Safety Incorporated shareholders' equity	824,177	801,898
Noncontrolling interests (Note 19)	—	7,993
Total shareholders’ equity	824,177	809,891
Total liabilities and shareholders’ equity	$2,259,452	$1,872,484
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2021	2020
Operating Activities
Net income	$80,810	$108,431
Depreciation and amortization	36,270	29,284
Stock-based compensation (Note 11)	13,562	3,042
Pension expense (Note 15)	2,079	6,647
Deferred income tax benefit (Note 10)	(6,665)	(1,312)
Loss on asset dispositions, net	423	189
Pension contributions (Note 15)	(5,768)	(5,672)
Currency exchange (gains) losses, net	(359)	3,821
Product liability expense (Note 18)	25,235	4,878
Collections on insurance receivables and notes receivable, insurance companies (Note 18)	15,437	10,844
Product liability payments (Note 18)	(32,499)	(6,648)
Changes in:
Trade receivables	40,167	23,744
Inventories (Note 3)	(32,765)	(70,148)
Accounts payable	(855)	(8,956)
Other current assets and liabilities	(2,410)	12,065
Other noncurrent assets and liabilities	(2,519)	(54)
Cash Flow From Operating Activities	130,143	110,155
Investing Activities
Capital expenditures	(30,963)	(32,698)
Acquisition, net of cash acquired (Note 19)	(392,437)	—
Purchase of short-term investments (Note 17)	(108,938)	(174,337)
Proceeds from maturities of short-term investments (Note 17)	135,000	155,000
Property disposals and other investing	(5,249)	334
Cash Flow Used in Investing Activities	(402,587)	(51,701)
Financing Activities
Proceeds from long-term debt (Note 12)	1,341,734	779,000
Payments on long-term debt (Note 12)	(1,032,875)	(784,000)
Debt issuance costs	(2,080)	—
Cash dividends paid	(51,322)	(49,811)
Acquisition of noncontrolling interest in consolidated subsidiaries (Note 19)	(13,381)	—
Distributions to noncontrolling interests (Note 19)	(5,632)	—
Company stock purchases (Note 7)	(6,137)	(28,691)
Exercise of stock options (Note 7)	2,671	6,969
Employee stock purchase plan (Note 7)	452	390
Cash Flow From (Used in) Financing Activities	233,430	(76,143)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,177)	(1,668)
Decrease in cash, cash equivalents and restricted cash	(43,191)	(19,357)
Beginning cash, cash equivalents and restricted cash	161,034	152,543
Ending cash, cash equivalents and restricted cash	$117,843	$133,186

Supplemental cash flow information:
Cash and cash equivalents (Note 2)	$117,302	$132,830
Restricted cash included in prepaid expenses and other current assets	541	356
Total cash, cash equivalents and restricted cash	$117,843	$133,186
The accompanying notes are an integral part of the condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests
Balances June 30, 2020	$1,058,955	$(225,210)	$7,144
Net income	28,234	—	—
Foreign currency translation adjustments	—	15,520	—
Pension and post-retirement plan adjustments, net of tax of $1,111	—	3,058	—
Unrealized net gains on available-for-sale securities (Note 17)	—	(74)	—
Income attributable to noncontrolling interests	(200)	(294)	494
Common dividends ($0.43 per share)	(16,761)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances September 30, 2020	$1,070,218	$(207,000)	$7,638

Balances June 30, 2021	$1,093,261	$(179,145)	$8,349
Net income	18,823	—	—
Foreign currency translation adjustments	—	(13,868)	—
Pension and post-retirement plan adjustments, net of tax of $1,095	—	3,701	—
Unrealized net gains on available-for-sale securities (Note 17)	—	(11)	—
Acquisition of noncontrolling interest in consolidated subsidiaries (Note 19)	—	—	(8,349)
Distributions to noncontrolling interests (Note 19)	(5,632)	—	—
Common dividends ($0.44 per share)	(17,245)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances September 30, 2021	$1,089,197	$(189,323)	$—

Balances December 31, 2019	$1,012,266	$(214,003)	$6,773
Net income	108,431	—	—
Foreign currency translation adjustments	—	(2,758)	—
Pension and post-retirement plan adjustments, net of tax of $3,257	—	9,250	—
Unrealized net gains on available-for-sale securities (Note 17)	—	(12)	—
Reclassification from accumulated other comprehensive (loss) into net income (Note 6)	—	720	—
Income attributable to noncontrolling interests	(668)	(197)	865
Common dividends ($1.28 per share)	(49,781)	—	—
Preferred dividends ($1.6875 per share)	(30)	—	—
Balances September 30, 2020	$1,070,218	$(207,000)	$7,638

Balances December 31, 2020	$1,065,789	$(182,397)	$7,993
Net income	80,810	—	—
Foreign currency translation adjustments	—	(18,073)	—
Pension and post-retirement plan adjustments, net of tax of $3,318	—	11,070	—
Unrealized net losses on available-for-sale securities (Note 17)	—	(15)	—
Income attributable to noncontrolling interests	(448)	92	356
Acquisition of noncontrolling interest in consolidated subsidiaries (Note 19)	—	—	(8,349)
Distributions to noncontrolling interests (Note 19)	(5,632)	—	—
Common dividends ($1.31 per share)	(51,292)	—	—
Preferred dividends ($1.6875 per share)	(30)	—	—
Balances September 30, 2021	$1,089,197	$(189,323)	$—
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
Reclassifications - Certain reclassifications of prior years' data have been made to conform to the current year presentation. These reclassifications relate to additional captions disclosed within the operating section of the unaudited Condensed Consolidated Statements of Cash Flows, but do not change the overall cash flow from operating activities for the prior years as previously reported.
Note 2—Cash and Cash Equivalents
Several of the Company's affiliates participate in a notional cash pooling arrangement to manage global liquidity requirements. As part of a master netting arrangement, the participants combine their cash balances in pooling accounts at the same financial institution with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. Under the terms of the master netting arrangement, the financial institution has the right, ability and intent to offset a positive balance in one account against an overdrawn amount in another account. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. As such, the net cash balance related to this pooling arrangement is included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets.
The Company's net cash pool position consisted of the following:

(In thousands)	September 30, 2021
Gross cash pool position	$22,508
Less: cash pool borrowings	(22,000)
Net cash pool position	508
Note 3—Inventories
The following table sets forth the components of inventory:

(In thousands)	September 30, 2021	December 31, 2020
Finished products	$102,426	$81,048
Work in process	9,863	2,618
Raw materials and supplies	187,878	161,300
Inventories at current cost	300,167	244,966
Less: LIFO valuation	(50,718)	(47,147)
Total inventories	$249,449	$197,819

Note 4—Restructuring Charges

During the three and nine months ended September 30, 2021, we recorded restructuring charges of $3.9 million and $12.2 million, respectively. International segment restructuring charges of $10.0 million during the nine months ended September 30, 2021, were primarily related to our initiatives to drive profitable growth and right size our operations. Americas segment restructuring charges of $2.1 million during the nine months ended September 30, 2021, were primarily related to integration related activities and costs associated with our global Fixed Gas & Flame Detection manufacturing footprint optimization as well as programs to adjust our operations in response to current business conditions.
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
Activity and reserve balances for restructuring charges by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2019	$0.3	$5.9	$—	$6.2
Restructuring charges	4.7	21.9	0.8	27.4
Currency translation and other adjustments	(0.1)	0.1	—	—
Cash payments / utilization	(2.1)	(8.6)	(0.4)	(11.1)
Reserve balances at December 31, 2020	$2.8	$19.3	$0.4	$22.5
Restructuring charges	2.1	10.0	0.1	12.2
Currency translation and other adjustments	(0.1)	(0.7)	—	(0.8)
Cash payments / utilization	(2.7)	(8.4)	(0.2)	(11.3)
Reserve balances at September 30, 2021	$2.1	$20.2	$0.3	$22.6
Restructuring reserves are included in Other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets.
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	September 30, 2021	December 31, 2020
Land	$5,139	$4,275
Finance lease assets	1,057	—
Buildings	134,509	128,887
Machinery and equipment	449,185	422,333
Construction in progress	31,702	38,753
Total	621,592	594,249
Less: accumulated depreciation	(417,182)	(404,629)
Property, plant and equipment, net	$204,410	$189,620

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(108,183)	$(118,656)	$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	(24)	(52)	—	—
Recognized net actuarial losses (Note 15)	4,820	4,221	—	—
Tax benefit	(1,095)	(1,111)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	3,701	3,058	—	—
Balance at end of period	$(104,482)	$(115,598)	$—	$—
Available-for-sale securities
Balance at beginning of period	$(5)	$68	$—	$—
Unrealized loss on available-for-sale securities (Note 17)	(11)	(74)	—	—
Balance at end of period	$(16)	$(6)	$—	$—
Foreign currency translation
Balance at beginning of period	$(70,957)	$(106,622)	$280	$326
Acquisition of noncontrolling interest in consolidated subsidiaries (Note 19)	—	—	(280)	—
Foreign currency translation adjustments	(13,868)	15,226	—	294
Balance at end of period	$(84,825)	$(91,396)	$—	$620
(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 15—Pensions and Other Post-retirement Benefits).

	MSA Safety Incorporated			Noncontrolling Interests
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020		2021	2020
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(115,552)	$(124,848)		$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	(72)	(156)		—	—
Recognized net actuarial losses (Note 15)	14,460	12,663		—	—
Tax benefit	(3,318)	(3,257)		—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	11,070	9,250		—	—
Balance at end of period	$(104,482)	$(115,598)		$—	$—
Available-for-sale securities
Balance at beginning of period	$(1)	$6		$—	$—
Unrealized loss on available-for-sale securities (Note 17)	(15)	(12)		—	—
Balance at end of period	$(16)	$(6)		$—	$—
Foreign currency translation
Balance at beginning of period	$(66,844)	$(89,161)		$372	$423
Reclassification from accumulated other comprehensive loss into net income	—	720	(b)	—	—
Acquisition of noncontrolling interest in consolidated subsidiaries (Note 19)	—	—		(280)	—
Foreign currency translation adjustments	(17,981)	(2,955)		(92)	197
Balance at end of period	$(84,825)	$(91,396)		$—	$620
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
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,998 shares held in treasury at September 30, 2021. The Treasury shares at cost line on the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no treasury purchases of preferred stock shares during the nine months ended September 30, 2021. There were treasury purchases of 120 preferred stock shares during the nine months ended September 30, 2020. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of September 30, 2021.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2020. No new shares were issued during the nine months ended September 30, 2021, or 2020. There were 39,207,440 and 39,067,902 shares outstanding at September 30, 2021, and December 31, 2020, respectively.
Treasury Shares - The Company's share repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the nine months ended September 30, 2021, no shares were repurchased under this program. During the nine months ended September 30, 2020, 175,000 shares were repurchased under the program. There were 22,873,951 and 23,013,489 Treasury Shares at September 30, 2021, and December 31, 2020, respectively.

The Company issues Treasury Shares for all stock-based compensation plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 37,478 and 66,893 Treasury Shares issued for these purposes during the nine months ended September 30, 2021 and 2020, respectively.
Common stock activity is summarized as follows:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$253,773	$(329,439)	$233,786	$(327,997)
Stock compensation expense	2,867	—	(1,309)	—
Restricted and performance stock awards	(159)	159	(50)	50
Stock options exercised	354	155	2,276	954
Treasury shares purchased	—	(625)	—	(439)
Acquisition of noncontrolling interest in consolidated subsidiaries (Note 19)	(4,751)	—	—	—
Balance at end of period	$252,084	$(329,750)	$234,703	$(327,432)

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$242,693	$(326,156)	$229,127	$(303,566)
Stock compensation expense	13,562	—	3,042	—
Restricted and performance stock awards	(1,662)	1,662	(2,513)	2,513
Stock options exercised	1,833	838	4,709	2,260
Treasury shares purchased	—	(6,137)	—	(8,578)
Acquisition of noncontrolling interest in consolidated subsidiaries (Note 19)	(4,751)	—	—	—
Employee stock purchase program	409	43	338	52
Share repurchase program	—	—	—	(20,113)
Balance at end of period	$252,084	$(329,750)	234,703	(327,432)
Note 8—Segment Information
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

Reportable segment information is presented in the following table:

(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated Totals
Three Months Ended September 30, 2021
Sales to external customers	$229,076	$111,121	$—	$340,197
Operating income				28,961
Restructuring charges (Note 4)				3,853
Currency exchange losses, net (Note 6)				100
Product liability expense (Note 18)				10,688
Acquisition related costs(a) (Note 19)				7,351
Adjusted operating income (loss)	44,364	12,599	(6,010)	50,953
Adjusted operating margin %	19.4%	11.3%
Depreciation and amortization (a)				11,823
Adjusted EBITDA	52,514	16,142	(5,880)	62,776
Adjusted EBITDA margin %	22.9%	14.5%
Nine Months Ended September 30, 2021
Sales to external customers	$655,123	$334,792	$—	$989,915
Operating income				108,049
Restructuring charges (Note 4)				12,239
Currency exchange gains, net (Note 6)				(359)
Product liability expense (Note 18)				25,235
Acquisition related costs(a) (Note 19)				11,891
Adjusted operating income (loss)	138,778	41,794	(23,517)	157,055
Adjusted operating margin %	21.2%	12.5%
Depreciation and amortization (a)				33,716
Adjusted EBITDA	161,861	52,095	(23,185)	190,771
Adjusted EBITDA margin %	24.7%	15.6%

(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated Totals
Three Months Ended September 30, 2020
Sales to external customers	$194,303	$110,089	$—	$304,392
Operating income				41,149
Restructuring charges (Note 4)				7,603
Currency exchange losses, net (Note 6)				2,759
Product liability expense (Note 18)				2,077
Acquisition related costs(a) (Note 19)				41
Adjusted operating income (loss)	40,898	15,658	(2,927)	53,629
Adjusted operating margin %	21.0%	14.2%
Depreciation and amortization (a)				9,856
Adjusted EBITDA	47,465	18,848	(2,828)	63,485
Adjusted EBITDA margin %	24.4%	17.1%
Nine Months Ended September 30, 2020
Sales to external customers	$629,787	$330,188	$—	$959,975
Operating income				148,213
Restructuring charges (Note 4)				18,475
Currency exchange losses, net (Note 6)				3,821
Product liability expense (Note 18)				4,878
Acquisition related costs(a) (Note 19)				202
COVID-19 related costs				757
Adjusted operating income (loss)	149,708	45,719	(19,081)	176,346
Adjusted operating margin %	23.8%	13.8%
Depreciation and amortization (a)				29,284
Adjusted EBITDA	169,343	55,075	(18,788)	205,630
Adjusted EBITDA margin %	26.9%	16.7%
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

Total sales by product group was as follows:

Three Months Ended September 30, 2021	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$70,790	21%	$46,095	20%	$24,695	22%
Fixed Gas & Flame Detection (a)	79,786	23%	53,787	23%	25,999	23%
Firefighter Helmets & Protective Apparel (b)	49,366	15%	34,101	15%	15,265	14%
Portable Gas Detection	41,853	12%	29,186	13%	12,667	11%
Industrial Head Protection	36,764	11%	28,982	13%	7,782	7%
Fall Protection	28,223	8%	17,743	8%	10,480	9%
Other (c)	33,415	10%	19,182	8%	14,233	14%
Total	$340,197	100%	$229,076	100%	$111,121	100%

Nine Months Ended September 30, 2021	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$217,094	22%	$146,329	22%	$70,765	21%
Fixed Gas & Flame Detection (a)	204,825	21%	127,014	19%	77,811	23%
Firefighter Helmets & Protective Apparel (b)	148,497	15%	105,513	16%	42,984	13%
Portable Gas Detection	118,102	12%	80,281	12%	37,821	11%
Industrial Head Protection	107,615	11%	82,913	13%	24,702	7%
Fall Protection	85,098	9%	51,093	8%	34,005	10%
Other (c)	108,684	10%	61,980	10%	46,704	15%
Total	$989,915	100%	$655,123	100%	$334,792	100%

Three Months Ended September 30, 2020	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$62,454	20%	$38,889	20%	$23,565	21%
Fixed Gas & Flame Detection	70,038	23%	39,411	20%	30,627	28%
Firefighter Helmets & Protective Apparel	38,785	13%	33,000	17%	5,785	5%
Portable Gas Detection	32,701	11%	20,972	11%	11,729	11%
Industrial Head Protection	29,328	10%	21,489	11%	7,839	7%
Fall Protection	24,620	8%	13,109	7%	11,511	11%
Other (c)	46,466	15%	27,433	14%	19,033	17%
Total	$304,392	100%	$194,303	100%	$110,089	100%

Nine Months Ended September 30, 2020	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$214,162	22%	$141,850	23%	$72,312	22%
Fixed Gas & Flame Detection	205,334	21%	117,399	19%	87,935	27%
Firefighter Helmets & Protective Apparel	121,669	13%	101,857	16%	19,812	6%
Portable Gas Detection	102,138	11%	65,822	10%	36,316	11%
Industrial Head Protection	95,260	10%	69,549	11%	25,711	8%
Fall Protection	73,707	8%	42,185	7%	31,522	9%
Other (c)	147,705	15%	91,125	14%	56,580	17%
Total	$959,975	100%	$629,787	100%	$330,188	100%
(a)Fixed Gas & Flame Detection include sales from the Bacharach acquisition from July 1, 2021 onward (Americas and International).
(b)Firefighter Helmets & Protective Apparel include sales from the Bristol Uniforms acquisition from January 25, 2021 onward (International).
(c) Other products include sales of Air Purifying Respirators ("APR").

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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net income	$18,823	$28,034	$80,362	$107,763
Preferred stock dividends	(10)	(10)	(30)	(30)
Net income available to common equity	18,813	28,024	80,332	107,733
Dividends and undistributed earnings allocated to participating securities	(3)	(12)	(25)	(79)
Net income available to common shareholders	18,810	28,012	80,307	107,654

Basic weighted-average shares outstanding	39,194	38,906	39,152	38,853
Stock-based compensation awards	236	354	272	416
Diluted weighted-average shares outstanding	39,430	39,260	39,424	39,269
Antidilutive stock options	—	—	—	—

Earnings per share:
Basic	$0.48	$0.72	$2.05	$2.77
Diluted	$0.48	$0.71	$2.04	$2.74
Note 10—Income Taxes
The Company's effective tax rate for the third quarter of 2021 was 31.5% which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, U.S. tax on foreign dividends, nondeductible transaction costs associated with the Bacharach acquisition and nondeductible executive compensation, partially offset by tax benefits on certain share-based payments. The Company's effective tax rate for the third quarter of 2020 was 29.3%, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, increased profitability in less favorable tax jurisdictions, higher foreign entity losses in jurisdictions where we cannot take tax benefits, increased statutory rates in foreign jurisdictions, nondeductible executive compensation, and U.S. tax on foreign dividends.
On June 10, 2021 the United Kingdom Parliament announced royal assent for Bill No. 12, on the Finance Act of 2021. This bill will increase the statutory rate from 19% to 25% in April 2023. The Company recorded this impact on its deferred tax balances in the second quarter of 2021.
The Company's effective tax rate for the nine months ended September 30, 2021 was 25.8% which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, statutory rate increases in foreign jurisdictions, U.S. tax on foreign dividends and nondeductible executive compensation, partially offset by tax benefits on certain share-based payments. The Company's effective tax rate for the nine months ended September 30, 2020 was 25.1% which differs from the U.S. statutory rate of 21% due to state income taxes, increased profitability in less favorable tax jurisdictions and higher foreign entity losses in jurisdictions where we cannot take tax benefits, increased statutory rates in foreign jurisdictions, partially offset by tax benefits on certain share-based payments.
At September 30, 2021, the Company had a gross liability for unrecognized tax benefits of $8.8 million. The Company has recognized tax benefits associated with these liabilities of $2.7 million at September 30, 2021. The gross liability includes amounts associated with foreign tax exposure in prior periods.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest related to uncertain tax positions was $1.3 million at September 30, 2021.

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
Stock compensation expense is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020		2021	2020
Stock compensation expense (benefit)	$2,867	$(1,309)	(a)	$13,562	$3,042
Income tax expense (benefit)	691	(319)		3,269	742
Stock compensation expense (benefit), net of tax	$2,176	$(990)		$10,293	$2,300
(a) The Company adjusted cumulative stock compensation expense for changes in expected performance against target metrics for unvested performance stock units. This resulted in a benefit during the three months ended September 30, 2020.
A summary of stock option activity for the nine months ended September 30, 2021, follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	283,998	$46.23
Exercised	(58,234)	45.84
Forfeited	(210)	43.75
Outstanding at September 30, 2021	225,554	46.34
Exercisable at September 30, 2021	224,980	$46.33
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the nine months ended September 30, 2021, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	146,191	$105.83
Granted	40,066	152.91
Vested	(62,155)	94.88
Forfeited	(3,502)	133.92
Unvested at September 30, 2021	120,600	$126.30

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
A summary of performance stock unit activity for the nine months ended September 30, 2021, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	200,212	$104.69
Granted	52,309	175.59
Performance adjustments	5,357	88.45
Vested	(64,543)	85.41
Unvested at September 30, 2021	193,335	$129.86
The performance adjustments above relate primarily to the final number of shares issued for the 2018 performance unit awards which vested in the first quarter of 2021 at 105.4% of the target award based on both cumulative performance against the operating margin and revenue growth targets and MSA's TSR during the three-year performance period.
Note 12—Long-Term Debt

(In thousands)	September 30, 2021	December 31, 2020
2010 Senior Notes payable through 2021, 4.00%	$20,000	$20,000
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	73,906	74,926
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,706	—
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,706	—
Senior revolving credit facility maturing in 2026, net of debt issuance costs	319,424	212,231
Total	612,742	307,157
Amounts due within one year	20,000	20,000
Long-term debt, net of debt issuance costs	$592,742	$287,157
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026 and increased the capacity to $900.0 million. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Prime Rate, (iii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iv) the Overnight Bank Funding Rate, plus one half of one percent (0.5%), or (v) the Daily LIBOR Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 0.96% as of September 30, 2021. At September 30, 2021, $576.9 million of the existing $900.0 million senior revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.

On July 1, 2021 the Company entered into a Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of September 30, 2021, the Company had issued £54.9 million (approximately $74.0 million at September 30, 2021) of 3.4% Series B Senior Notes due January 22, 2031. The Company also had issued $100.0 million of 4.00% Series A Senior Notes, of which the final $20.0 million was repaid on October 13, 2021.
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
The Company was in compliance with all debt covenants at September 30, 2021.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2021, totaling $10.5 million, of which $1.5 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2021, the Company has $0.5 million of restricted cash in support of these arrangements.
On July 1, 2021, the Company acquired Bacharach, Inc. for $329.4 million, net of cash acquired. The acquisition was partially financed by $200.0 million of 2.69% Senior Notes from the Prudential Note Agreement and NYL Note Facility. The remaining purchase price was financed under the Revolving Credit Facility.
During August 2021, the Company amended its Revolving Credit Facility to transition from Sterling LIBOR reference rates to Sterling Overnight Interbank Average Rate ("SONIA") reference rates. The Company will apply the optional expedients in ASC 848, Reference Rate Reform, to this modification and potential future modifications driven by reference rate reform, accounting for the modifications as a continuation of the existing contracts. Therefore, these modifications will not require remeasurement at the modification date or a reassessment of previous accounting determinations. As such, the Company does not anticipate the change in reference rates will have an impact on the Company’s condensed consolidated financial statements. Management continues to evaluate the Company’s other outstanding US LIBOR based contracts to determine whether reference rate modifications are necessary.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the nine months ended September 30, 2021 are as follows:

(In thousands)	Goodwill
Balance at January 1, 2021	$443,272
Additions (Note 19)	197,446
Currency translation	(4,605)
Balance at September 30, 2021	$636,113
At September 30, 2021, the Company had goodwill of $447.8 million and $188.3 million related to the Americas and International reportable segments, respectively.

Changes in intangible assets, net during the nine months ended September 30, 2021, are as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2021	$161,051
Additions (Note 19)	164,440
Amortization expense	(11,507)
Currency translation	(1,378)
Net balance at September 30, 2021	$312,606
At September 30, 2021, the above intangible assets balance includes a trade name related to the Globe acquisition with an indefinite life totaling $60.0 million.
Note 14—Leases
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
There were no new sales-type lease transactions commencing and no lease revenue or gross profit recognized during the three months ended September 30, 2021.
Revenue from sales-type leases recognized by the Company, included in Net sales in the unaudited Condensed Consolidated Statements of Income, was $3.2 million during the nine months ended September 30, 2021. Gross profit recognized at commencement from our various leasing arrangements was $1.3 million during the nine months ended September 30, 2021.
There were no new sales-type lease transactions commencing and no lease revenue or gross profit recognized during the three and nine months ended September 30, 2020.

Note 15—Pensions and Other Post-retirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2021	2020	2021	2020
Three Months Ended September 30,
Service cost	$3,264	$3,012	$99	$99
Interest cost	2,941	3,726	121	179
Expected return on plan assets	(9,532)	(8,503)	—	—
Amortization of prior service cost (credit)	66	46	(90)	(98)
Recognized net actuarial losses	4,421	3,935	399	286
Net periodic benefit cost (a)	$1,160	$2,216	$529	$466

Nine Months Ended September 30,
Service cost	$9,748	$9,035	$297	$297
Interest cost	8,575	11,178	353	537
Expected return on plan assets	(27,826)	(25,509)	—	—
Amortization of prior service cost (credit)	198	138	(270)	(294)
Recognized net actuarial losses	13,263	11,805	1,197	858
Settlements	(1,879)	—	—	—
Net periodic benefit cost(a)	$2,079	$6,647	$1,577	$1,398
(a) Components of net periodic benefit cost other than service cost are included in the line item Other income, net in the unaudited Condensed Consolidated Statements of Income.
We made contributions of $5.8 million and $5.7 million to our pension plans during the nine months ended September 30, 2021 and 2020, respectively. We expect to make total contributions of approximately $7.7 million to our pension plans in 2021 primarily associated with statutorily required plans in the International segment.

Note 16—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we may enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but which have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange (gains) losses, net, in the unaudited Condensed Consolidated Statement of Income. The notional amount of open forward contracts was $96.4 million and $96.0 million at September 30, 2021, and December 31, 2020, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheet location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	September 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Foreign exchange contracts: Other current liabilities	$1,758	$157
Foreign exchange contracts: Prepaid expenses and other current assets	—	160
The following table presents the unaudited Condensed Consolidated Statement of Income location and impact of derivative financial instruments:

		Loss (Gain) Recognized in Income
		Nine Months Ended September 30,
(In thousands)	Statement of Income Location	2021	2020
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Currency exchange losses (gains), net	$3,275	$(4,226)
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
We value our investments in marketable securities, primarily fixed income, at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments are classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $49.0 million and $74.9 million as of September 30, 2021 and December 31, 2020, respectively. The fair value was $49.0 million and $75.0 million as of September 30, 2021 and December 31, 2020, respectively, which was reported in Investments, short-term in the accompanying unaudited Condensed Consolidated Balance Sheet. The change in fair value is recorded in Other comprehensive income, net of tax. The Company does not intend to sell, nor is it more likely than not that we will be required to sell, these securities prior to recovery of their cost, as such, management believes that any unrealized gains or losses are temporary; therefore, no impairment gains or losses relating to these securities have been recognized.  All investments in marketable securities have maturities of one year or less and are currently in an unrealized loss position as of September 30, 2021.

The reported carrying amount of our fixed rate long-term debt (including the current portion) was $294 million and $95 million at September 30, 2021, and December 31, 2020, respectively. The fair value of this debt was $302 million and $113 million at September 30, 2021, and December 31, 2020, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Acquisitions are measured at fair value, refer to Note 19—Acquisitions for a description of the methodologies and fair value measurements utilized in the business combination.
Note 18—Contingencies
Product liability
We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. The Company estimates its liability for asserted single incident product liability claims based on expected settlement costs for asserted single incident product liability claims. The estimate for incurred but not reported ("IBNR") single incident product liability claims is based on experience, sales volumes, and other relevant information. The reserve for single incident product liability claims, which includes asserted single incident product liability claims and IBNR single incident product liability claims, was $1.3 million and $1.4 million at September 30, 2021 and December 31, 2020, respectively. Single incident product liability expense was a benefit of $0.1 million and $1.7 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate.
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve alleged exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. One of the Company's affiliates, Mine Safety Appliances Company, LLC ("MSA LLC"), was named as a defendant in 1,672 lawsuits comprised of 4,145 claims as of September 30, 2021. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The product models alleged were manufactured many years ago by MSA LLC and are no longer sold.
A summary of cumulative trauma product liability lawsuits and asserted cumulative trauma product liability claims activity is as follows:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Open lawsuits, beginning of period	1,622	1,605
New lawsuits	317	402
Settled and dismissed lawsuits	(267)	(385)
Open lawsuits, end of period	1,672	1,622

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Asserted claims, beginning of period	2,878	2,456
New claims	1,579	917
Settled and dismissed claims	(312)	(495)
Asserted claims, end of period	4,145	2,878
    The increases in the number of claims in 2020 and in 2021 are largely driven by an increase in claims alleging injuries from exposure to coal mine dust, including claims brought by plaintiffs' counsel with which MSA LLC does not have substantial prior experience. The claims allege use of product models that were manufactured many years ago by MSA LLC and are no longer sold.

    More than half of the total open lawsuits at September 30, 2021, have had a de minimis level of activity over the last 5 years. It is possible that these cases could become active again at any time due to changes in circumstances.
    Total cumulative trauma product liability reserve was $232.6 million at September 30, 2021, including $6.9 million for claims settled but not yet paid and related defense costs, and $221.5 million at December 31, 2020, including $7.8 million for claims settled but not yet paid and related defense costs. This reserve includes estimated amounts for asserted claims and IBNR claims. Those estimated amounts reflect asbestos, silica and coal dust claims expected to be resolved through the year 2069 and are not discounted to present value. The Company revised its estimates of MSA LLC's potential liability for cumulative trauma product liability claims for the year ended December 31, 2020 as a result of its annual review process described below. The reserve was also increased during the nine months ended September 30, 2021 to reflect an increase in the number of asserted claims pending against MSA LLC. The Company is monitoring developments in filing rates to determine the potential for impact on long-term filing trends. The reserve does not include amounts which will be spent to defend the claims covered by the reserve. Defense costs are recognized in the unaudited Condensed Consolidated Statement of Income as incurred.
    At September 30, 2021, $31.1 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheet and the remainder, $201.5 million, is recorded in the Product liability and other noncurrent liabilities line. At December 31, 2020, $35.3 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheet and the remainder, $186.2 million, is recorded in the Product liability and other noncurrent liabilities line.
    Total cumulative trauma liability losses were $16.4 million and $43.9 million for the three and nine months ended September 30, 2021 and related to an update to our asserted cumulative trauma product liability reserve as well as the defense of cumulative trauma product liability claims. Total cumulative trauma liability losses were $2.4 million and $5.7 million for the three and nine months ended September 30, 2020 primarily related to the defense of cumulative trauma product liability claims. Uninsured cumulative trauma product liability losses, which were included in Product liability expense on the unaudited Condensed Consolidated Statements of Income, were $10.7 million and $25.2 million for the three and nine months ended September 30, 2021 and $2.1 million and $4.9 million for the three and nine months ended September 30, 2020, respectively, and represent the total cumulative trauma liability losses net of any estimated insurance receivables as discussed below.
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
Insurance receivables at September 30, 2021 totaled $105.9 million of which, $10.9 million is reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheet and $95.0 million is reported in Insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2020 totaled $97.0 million, of which $12.0 million was reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheet and $85.0 million was reported in Insurance receivable and other noncurrent assets. The vast majority of the $105.9 million insurance receivables balance at September 30, 2021 is attributable to reimbursement believed to be due under the terms of signed Coverage-In-Place Agreements and a portion of this amount represents the estimated recovery of IBNR amounts not yet incurred.

A summary of insurance receivables balance and activity related to cumulative trauma product liability losses is as follows:

(In millions)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Balance beginning of period	$97.0	$63.8
Additions	19.2	39.0
Collections and other adjustments	(10.3)	(5.8)
Balance end of period	$105.9	$97.0
We record formal notes receivable due from scheduled payment streams according to negotiated settlement agreements with insurers. These amounts are not subject to current coverage litigation.
Notes receivable from insurance companies at September 30, 2021, totaled $48.2 million, of which $3.9 million is reported in Notes receivable, insurance companies, current on the unaudited Condensed Consolidated Balance Sheet and $44.3 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2020 totaled $52.3 million of which $3.8 million was reported in Notes receivable, insurance companies, current on the unaudited Condensed Consolidated Balance Sheet and $48.5 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of notes receivables from insurance companies balance is as follows:

(In millions)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Balance beginning of period	$52.3	$56.0
Additions	1.0	1.4
Collections	(5.1)	(5.1)
Balance end of period	$48.2	$52.3
The vast majority of the insurance receivables balance at September 30, 2021, is attributable to reimbursement under the terms of signed agreements with insurers and is not currently subject to litigation. The collectibility of MSA LLC's insurance receivables and notes receivables is regularly evaluated and we believe that the amounts recorded are probable of collection. The determination that the recorded insurance receivables are probable of collection is based on the terms of the settlement agreements reached with the insurers, our history of collection, and the advice of MSA LLC's outside legal counsel and consultants. Various factors could affect the timing and amount of recovery of the insurance and notes receivables, including assumptions regarding various aspects of the composition and characteristics of future claims (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Agreements) and the extent to which the issuing insurers may become insolvent in the future.
Other Litigation
Two subsidiaries of the Company, Globe Manufacturing Company, LLC and Mine Safety Appliances Company, LLC, are defending a small number of lawsuits in which plaintiffs assert that certain of those entities’ products allegedly containing per- and polyfluoroalkyl substances (“PFAS”) have caused injury, health issues, or environmental issues. PFAS are a large class of substances that are widely used in everyday products. Specifically, Globe builds turnout gear from technical fabrics sourced from a small pool of specialty textile manufacturers. These protective fabrics have been tested and certified to meet industry standards, and some of them contain PFAS to achieve water, oil, or chemical resistance. No manufacturer of firefighter protective clothing is able to meet current National Fire Protection Association safety standards while offering coats or pants that are completely PFAS free.
Globe and MSA LLC believe they have valid defenses to these lawsuits. These matters are at a very early stage with numerous factual and legal issues to be resolved. Accordingly, no loss on account of such claims is probable. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statement of Income as incurred. Globe and MSA LLC are also pursuing insurance coverage and indemnification related to the lawsuits.

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
The following table reconciles the changes in the Company's accrued warranty reserve:

(In thousands)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Beginning warranty reserve	$11,428	$12,715
Warranty payments	(6,650)	(10,861)
Warranty claims	6,573	10,233
Provision for product warranties and other adjustments	77	(659)
Ending warranty reserve	$11,428	$11,428
Warranty expense was $6.7 million and $6.8 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.
Note 19—Acquisitions
Acquisition of Bacharach
On July 1, 2021, we acquired Bacharach, Inc. and its affiliated companies (Bacharach) in an all cash transaction valued at $329.4 million, net of cash acquired.
Headquartered near Pittsburgh in New Kensington, PA, Bacharach is a leader in gas detection technologies used in the heating, ventilation, air conditioning, and refrigeration (HVAC-R) markets.
Bacharach's operating results are included in our unaudited condensed consolidated financial statements from the acquisition date within the Americas, International and Corporate reportable segments. The acquisition qualifies as a business combination and has been accounted for using the acquisition method of accounting.
The following table summarizes the preliminary fair values of the Bacharach assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	July 1, 2021
Current assets (including cash of $11.7 million)	$32.1
Property, plant and equipment and other noncurrent assets	4.7
Customer relationships	123.0
Developed technology	20.5
Trade name	15.0
Goodwill	193.4
Total assets acquired	388.7
Total liabilities assumed	(47.6)
Net assets acquired	$341.1
The amounts in the table above are subject to change upon completion of the valuation of the assets acquired and liabilities assumed. This valuation is expected to be completed by the second quarter of 2022.

Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their preliminary fair values. Fair values were determined by management, based in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade name and developed technologies; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Bacharach pre-acquisition forecasts, coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships and trade name acquired in the Bacharach transaction will be amortized over a period of 21 years. Estimated future amortization expense related to the identifiable intangible assets is approximately $2.2 million for the remainder of 2021, $9.0 million for 2022 through 2025, and $118.0 million thereafter. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $2.3 million which will be amortized over four months ending in October 2021. The amortization of the inventory step up was included in Cost of products sold in the unaudited condensed consolidated statement of income.
Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Bacharach with our operations. Goodwill of $193.4 million related to the Bacharach acquisition has been recorded, with $154.7 million and $38.7 million allocated to the Americas reportable segment and International reportable segment, respectively. This Goodwill is non-deductible for tax purposes.
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
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their preliminary fair values. Fair values were determined by management, based in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade name; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Bristol pre-acquisition forecasts, coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships and trade name acquired in the Bristol transaction will be amortized over a period of 15 years. Estimated future amortization expense related to the identifiable intangible assets is approximately $0.1 million for the remainder of 2021, $0.5 million in 2022 and 2023, $0.4 million in 2024 and 2025, and $3.8 million thereafter. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $1.5 million which was amortized over four months that ended in May 2021. The amortization of the inventory step up was included in Cost of products sold in the unaudited condensed consolidated statement of income.
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
Our results for the three and nine months ended September 30, 2021, include acquisition related costs of approximately $7.4 million and $11.9 million, respectively, including costs related to the acquisition of Bristol and Bacharach. Our results for the three and nine months ended September 30, 2020, include an immaterial amount of acquisition related costs. These costs are reported in selling, general, and administrative expenses and costs of products sold.
The operating results of these acquisitions have been included in our unaudited condensed consolidated financial statements from the acquisition dates through September 30, 2021. Our results for the nine months ended September 30, 2021, include sales and net loss of $36.7 million and $6.8 million, respectively attributable to these acquisitions.

The following unaudited pro forma information presents our combined results as if the Bristol and Bacharach acquisitions had occurred on January 1, 2020. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between MSA and Bristol or Bacharach during the periods presented that are required to be eliminated in the unaudited pro forma condensed combined financial information. The unaudited pro forma condensed combined financial information does not reflect any cost savings, operating synergies, or revenue enhancements that the combined companies may achieve as a result of the acquisition or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies, or revenue enhancements.
Pro forma condensed combined financial information (Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2021	2020
Net sales	$328.9	$1,027.6	$1,056.9
Net income	$24.8	$69.2	$102.9
Basic earnings per share	$0.64	$1.77	$2.65
Diluted earnings per share	$0.63	$1.75	$2.62
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
On July 1, 2021, we acquired Bacharach, Inc. and its affiliated companies (Bacharach) in a transaction valued at $329.4 million, net of cash acquired. Headquartered near Pittsburgh in New Kensington, Pa., Bacharach is a leader in gas detection technologies used in the heating, ventilation, air conditioning and refrigeration (HVAC-R) markets. Founded in 1909, Bacharach’s advanced instrumentation technologies help protect lives and the environment, while also increasing operational efficiency for its diversified customer base. Bacharach's portfolio of gas detection and analysis products are used to detect, measure and analyze leaks of various gases that are commonly found in both commercial and industrial settings. Bacharach has strong expertise in the refrigerant leak detection market with customers in the HVAC-R, food retail, automotive, commercial and industrial refrigeration, and military markets. Refer to Note 19—Acquisitions to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
During July 2021, we purchased the remaining 10% noncontrolling interest in MSA (China) Safety Equipment Co., Ltd. from our China partner for $19 million, inclusive of a $6 million dividend.
On January 25, 2021, we acquired 100% of the common stock of B T Q Limited, including Bristol Uniforms and Bell Apparel ("Bristol") in an all-cash transaction valued at $63 million, net of cash acquired. Bristol, which is headquartered in the United Kingdom (U.K.), is a leading innovator and provider of protective apparel to the fire, rescue services, and utility sectors. The acquisition strengthens MSA's position as a global market leader in fire service personal protective equipment (PPE) products, which include breathing apparatus, firefighter helmets, thermal imaging cameras, and firefighter protective apparel, while providing an avenue to expand its business in the U.K. and key European markets. The fire service equipment brands of MSA, which include Gallet Firefighter Helmets, the M1 and G1 Self-Contained Breathing Apparatus range, Cairns Helmets, Globe Manufacturing, and now Bristol Uniforms, represent more than 460 combined years of innovation in the fire service industry, with a common mission: protecting the health and safety of firefighters. Bristol is also a leading manufacturer of flame-retardant, waterproof, and other protective work wear for the utility industry. Marketed under the Bell Apparel brand, this line complements MSA's existing and broad range of offerings for the global utilities market. Refer to Note 19—Acquisitions to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
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

The Company has developed a thoughtful, phased approach to begin reconnecting segments of our workforce that had converted to remote working conditions due to COVID-19. This process includes returning elements of our salesforce to in-person customer interactions on a limited basis, with additional employees scheduled to begin returning to the office, once deemed appropriate under the circumstances for each business location. A phased approach to reconnect employees while adjusting the characteristics of their physical working environments, providing training and executing enhanced safety and cleaning protocols, will promote workspace safety in a manner consistent with the mission and values of MSA. The Company brought the majority of the U.S. workforce back during the third quarter 2021. The Company expects to modify plans as necessary to respond to such changes.
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

PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include breathing apparatus, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. Core products comprised approximately 89% and 85% of sales for the nine months ended September 30, 2021 and 2020. MSA also maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and often reflect more episodic or contract-driven growth patterns. Key non-core products include air-purifying respirators ("APR"), eye and face protection, ballistic helmets and gas masks.
MSA does not produce disposable respirators of any type; however, Mine Safety Appliances Company, LLC ("MSA LLC"), one of the Company's subsidiaries, does produce advanced elastomeric APR, including half-mask respirators, full-facepiece respirators and powered air purifying respirators, each with replaceable filters providing a minimum of N-95 filtration capability. These products have historically been used in many industrial and first responder applications. APR products represented 5% and 9% of our consolidated sales for the nine months ended September 30, 2021 and 2020, with over 73% and 75% of this business being in our Americas segment. During 2020, Emergency Use Authorizations ("EUA") were issued by the FDA to expand the types of respiratory protection available to the medical community in response to COVID-19. Those include an EUA that continues to temporarily permit the use of NIOSH-approved respirators in healthcare settings, including elastomeric APR that are part of MSA's existing portfolio.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020
Net Sales. Net sales for the three months ended September 30, 2021, were $340.2 million, an increase of $35.8 million, or 11.8%, driven by acquisitions and increased sales across all core product groups compared to $304.4 million for the three months ended September 30, 2020. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended September 30,		Dollar Increase	Percent Increase
(In millions)	2021	2020
Consolidated	$340.2	$304.4	$35.8	11.8%
Americas	229.1	194.3	34.8	17.9%
International	111.1	110.1	1.0	0.9%

Net Sales	Three Months Ended September 30, 2021
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	17.9%	0.9%	11.8%
Currency translation effects	(0.6)%	(2.5)%	(1.1)%
Constant currency sales change	17.3%	(1.6)%	10.7%
Less: Acquisitions	(7.2)%	(8.6)%	(7.8)%
Organic constant currency change	10.1%	(10.2)%	2.9%
Note: Organic constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales change is calculated by deducting the percentage impact from acquisitions and currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $229.1 million in the third quarter of 2021, an increase of $34.8 million, or 17.9%, compared to $194.3 million in the third quarter of 2020. During the quarter, constant currency sales in the Americas segment increased 17.3% compared to the prior year period. Most core products improved versus the prior year with notable improvements in our industrial business that responded quickly to the improving business environment, partially offset by lower demand for APR products as the respirator business returned to pre-pandemic levels. The Americas segment Fixed Gas & Flame Detection ("FGFD") sales were driven in part by $14.1 million of Bacharach sales. Americas segment business conditions and order activity continue to be healthy. Our ability to timely deliver orders will be dependent upon the extent to which supply chain challenges and to a lessor extent labor shortages persist.
Net sales for the International segment were $111.1 million in the third quarter of 2021, an increase of $1.0 million, or 0.9%, compared to $110.1 million for the third quarter of 2020. Constant currency sales in the International segment decreased 1.6% during the quarter due to weaker organic sales volumes across the segment with more significant weakness in emerging markets due to an uneven economic recovery due to the ongoing prevalence of COVID-19 throughout the region and supply chain challenges, which were partially offset by $9.0 million of sales from Bristol and $1.1 million of Bacharach sales. Recovery in this segment is dependent on the stabilization of the pandemic.
Our backlog remains at an elevated level, as a result of an uptick in order pace and ongoing supply chain constraints in certain product lines. Order activity was healthy as we finished the third quarter. We saw improvements as we went through the quarter with September being our strongest incoming order month of the quarter. Historically, we see a strengthening in the fourth quarter compared with the the third quarter and at this point we expect to experience a 10% increase in sales from the third quarter to the fourth quarter due to seasonality in 2021.
Looking ahead, we continue to operate in a very dynamic environment. There are a number of other evolving factors that will continue to influence our revenue outlook. These factors include, among other things, the effectiveness/pace of the vaccine rollout globally, risk of additional COVID lockdowns, industrial employment rates, supply chain constraints, raw material availability and the pace of economic recovery. These conditions could impact our future results and growth expectations well into 2022.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.

Gross profit. Gross profit for the third quarter of 2021 was $146.0 million, an increase of $13.8 million or 10.4%, compared to $132.2 million for the third quarter of 2020. The ratio of gross profit to net sales was 42.9% in the third quarter of 2021 compared to 43.4% in the same quarter last year. Strategic pricing and stronger throughput in our factories helped to mitigate the $2.4 million of intangible asset amortization related to our 2021 acquisitions, $1.7 million of inventory step-up amortization related to the Bacharach acquisition and higher material costs. These acquisition related costs negatively impacted gross profit by 120 basis points.
We have implemented an off-cycle price increase in response to the inflation we are seeing in the U.S. across electronic components, resins and other inputs. While there could be a number of scenarios on the length of time that these challenges may persist, we could see these impact our business for the foreseeable future with more meaningful impact well into 2022. We will continue to evaluate additional pricing opportunities as we continue to navigate inflationary pressures.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $87.5 million during the third quarter of 2021, an increase of $22.7 million or 35.0%, compared to $64.8 million in the third quarter of 2020. Overall, selling, general and administrative expenses were 25.7% of net sales during the third quarter of 2021, compared to 21.3% of net sales during the same period in 2020.  Improved business conditions drove $6.7 million of additional variable compensation and $3.3 million of higher discretionary expense during the quarter. SG&A includes $9.1 million of expenses associated with Bacharach and Bristol operations and deal costs related to these acquisitions. We continue to expect SG&A to be 23.5% of sales for the second half of 2021.
Please refer to the Selling, general and administrative expenses table for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended September 30, 2021 versus September 30, 2020
(Percent Change)	Consolidated
GAAP reported change	35.0%
Currency translation effects	—%
Constant currency change	35.0%
Less: Acquisitions and related strategic transaction costs	(14.5)%
Organic constant currency change	20.5%
Research and development expense. Research and development expense was $14.9 million during the third quarter of 2021, an increase of $1.0 million, compared to $13.9 million during the third quarter of 2020. Research and development expense was 4.4% of net sales in the third quarter of 2021 compared to 4.6% in the same period of 2020. We continue to develop new products for global safety markets, including the recently announced launch of the Altair io4, the future of connected work. During the third quarter of 2021, we capitalized $2.0 million of software development costs.
Restructuring charges. Restructuring charges during the third quarter of 2021, were $3.9 million primarily related to integration activities. Together with cost reduction programs executed throughout 2020, we expect these programs to collectively deliver approximately $15 million of savings throughout the income statement in 2021, and annual savings of $25-$30 million thereafter. This compared to restructuring charges of $7.6 million during the third quarter of 2020, primarily due to severance costs related to a plan to reduce global cost structure. We remain focused on executing programs to optimize our cost structure.
Currency exchange. Currency exchange losses were $0.1 million in the third quarter of 2021 compared to losses of $2.8 million in the third quarter of 2020. Currency exchange in both periods were related to foreign currency exposure on unsettled inter-company balances.
Refer to Note 16—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the three months ended September 30, 2021 was $10.7 million compared to $2.1 million in the same period last year. Product liability expense increased during the period to reflect an increase in the number of asserted Coal claims pending against MSA LLC and a corresponding adjustment to the reserve, as discussed further in Note 18—Contingencies. Product liability expense for 2020 related primarily to defense costs incurred for cumulative trauma product liability claims. Management performs an annual review during the fourth quarter of MSA LLC’s cumulative trauma product liability claims in consultation with an outside valuation consultant and outside legal counsel.
GAAP operating income. Consolidated operating income for the third quarter of 2021 was $29.0 million compared to $41.1 million in the same period last year. The decrease in operating income was primarily driven by higher product liability expense and higher SG&A expenses, as described above, partially offset by increased sales volume.

Adjusted operating income. Americas adjusted operating income for the third quarter of 2021 was $44.4 million, an increase of $3.5 million or 8% compared to $40.9 million from the prior year quarter. The increase in adjusted operating income is primarily attributable to higher sales volumes, partially offset by higher SG&A, which was driven by compensation resets, and an increase in discretionary costs as described above.
International adjusted operating income for the third quarter of 2021 was $12.6 million, a decrease of $3.1 million, or 20%, compared to $15.7 million in the prior year quarter. The decrease in adjusted operating income is primarily attributable to lower organic revenue and higher SG&A, as described above.
Corporate segment adjusted operating loss for the third quarter of 2021 was $6.0 million, an increase of $3.1 million compared to an adjusted operating loss of $2.9 million in the third quarter of 2020 due to higher SG&A expense.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income	Three Months Ended September 30, 2021
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$229,076	$111,121	$—	$340,197
GAAP operating income				28,961
Restructuring charges (Note 4)				3,853
Currency exchange losses, net (Note 6)				100
Product liability expense (Note 18)				10,688
Acquisition related costs (Note 19)(a)				7,351
Adjusted operating income (loss)	44,364	12,599	(6,010)	50,953
Adjusted operating margin %	19.4%	11.3%
Depreciation and amortization(a)				11,823
Adjusted EBITDA	52,514	16,142	(5,880)	62,776
Adjusted EBITDA %	22.9%	14.5%

Adjusted operating income	Three Months Ended September 30, 2020
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$194,303	$110,089	$—	$304,392
GAAP operating income				41,149
Restructuring charges (Note 4)				7,603
Currency exchange losses, net (Note 6)				2,759
Product liability expense (Note 18)				2,077
Acquisition related costs (Note 19)(a)				41
Adjusted operating income (loss)	40,898	15,658	(2,927)	53,629
Adjusted operating margin %	21.0%	14.2%
Depreciation and amortization(a)				9,856
Adjusted EBITDA	47,465	18,848	(2,828)	63,485
Adjusted EBITDA %	24.4%	17.1%
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

Total other (income) expense, net. Total other expense, net, for the third quarter of 2021 was $1.5 million, compared to other expense, net, of $1.2 million for the same period in 2020 driven primarily by higher interest expense related to the Bacharach acquisition, partially offset by higher pension income driven by a higher expected rate of return.
Income taxes. The reported effective tax rate for the third quarter of 2021 was 31.5% compared to 29.3% for the third quarter of 2020. This increase from the prior year is attributable to state income taxes and nondeductible transaction costs, partially offset by the impact of statutory rate increases in foreign jurisdictions recorded in the third quarter of 2020.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements.
Net income attributable to MSA Safety Incorporated. Net income was $18.8 million for the third quarter of 2021, or $0.48 per diluted share compared to income of $28.0 million, or $0.71 per diluted share, for the same period last year.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
Net Sales. Net sales for the nine months ended September 30, 2021, were $989.9 million, an increase of $29.9 million, or 3.1%, driven by acquisitions and increased sales across most of the core product groups compared to $960.0 million for the nine months ended September 30, 2020. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Nine Months Ended September 30,		Dollar Increase	Percent Increase
(In millions)	2021	2020
Consolidated	$989.9	$960.0	$29.9	3.1%
Americas	655.1	629.8	25.3	4.0%
International	334.8	330.2	4.6	1.4%

Net Sales	Nine Months Ended September 30, 2021
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	4.0%	1.4%	3.1%
Currency translation effects	(0.1)%	(6.2)%	(2.2)%
Constant currency sales change	3.9%	(4.8)%	0.9%
Less: Acquisitions	(2.3)%	(6.2)%	(3.6)%
Organic constant currency change	1.6%	(11.0)%	(2.7)%
Note: Organic constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales change is calculated by deducting the percentage impact from acquisitions and currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $655.1 million in the nine months ended September 30, 2021, an increase of $25.3 million, or 4.0%, compared to $629.8 million in the same period last year. During the nine months ended September 30, 2021, constant currency sales in the Americas segment increased 3.9% compared to the prior year period, driven by a general improvement in business conditions that began during the second quarter of 2021 and $14.1 million of Bacharach sales, partially offset by APR sales moderating to pre-pandemic levels. Our ability to timely deliver orders will be dependent upon the extent to which supply chain challenges and to a lesser extent labor shortages persist.
Net sales for the International segment were $334.8 million in the nine months ended September 30, 2021, an increase of $4.6 million, or 1.4%, compared to $330.2 million for the same period last year. Constant currency sales in the International segment decreased 4.8% during the period on weaker organic sales volumes across the segment, with more significant weakness in emerging markets due to an uneven economic recovery due to COVID-19 and lower project business in the Middle East FGFD market. This weakness was partially offset by $21.5 million of Bristol turnout gear sales and $1.1 million of Bacharach sales.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the nine months ended September 30, 2021, was $433.7 million, an increase of $2.5 million or 0.6%, compared to $431.2 million during the same period last year. The ratio of gross profit to net sales was 43.8% during the nine months ended September 30, 2021 compared to 44.9% during the same period last year. Strategic pricing and stronger throughput in our factories partially mitigated $3.3 million of inventory step-up amortization related to acquisitions and $2.6 million of intangible asset amortization related to our 2021 acquisitions, higher material costs, and inventory charges associated with lower demand for APR products. We have implemented an off-cycle price increase to respond to the inflation we are seeing in the U.S. across electronic components, resins and other inputs. While there could be a number of scenarios on the length of time that these challenges may persist, we could see these impact our business for the foreseeable future with more meaningful impact well into 2022. We will continue to evaluate additional pricing opportunities as we continue to navigate inflationary pressures.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $246.3 million during the nine months ended September 30, 2021, an increase of $32.2 million or 15.1%, compared to $214.1 million during the same period last year. Overall, selling, general and administrative expenses were 24.9% of net sales during the nine months ended September 30, 2021, compared to 22.3% of net sales during the same period in 2020.  Improved business conditions drove $14.7 million of additional variable compensation and $1.6 million of higher discretionary expense during the period as the business exited the peak pandemic state. SG&A includes $15.3 million of expenses associated with Bacharach and Bristol operations as well as deal costs related to these acquisitions.
Please refer to the Selling, general and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Nine Months Ended September 30, 2021 versus September 30, 2020
(Percent Change)	Consolidated
GAAP reported change	15.1%
Currency translation effects	(1.8)%
Constant currency change	13.3%
Less: Acquisitions and related strategic transaction costs	(6.9)%
Organic constant currency change	6.4%
Research and development expense. Research and development expense was $42.1 million during the nine months ended September 30, 2021, an increase of $0.4 million, compared to $41.7 million during the same period last year. Research and development expense was 4.3% of net sales in both periods. We continue to develop new products for global safety markets, including the recently announced launch of the Altair io4, the future of connected work. During the nine months ended September 30, 2021, we capitalized $6.1 million of software development costs.
Restructuring charges. Restructuring charges during the nine months ended September 30, 2021, were $12.2 million primarily related to our ongoing initiatives to drive profitable growth and right size our operations and integration activities. Together with cost reduction programs executed throughout 2020, we expect these programs to collectively deliver approximately $15 million of savings throughout the income statement in 2021, and annual savings of $25-$30 million thereafter. This compared to restructuring charges of $18.5 million during the same period in 2020, primarily related to footprint rationalization projects including the Company's FGFD manufacturing footprint optimization and the acceleration of cost reduction programs associated with our ongoing initiatives to drive profitable growth in our International segment. We remain focused on executing programs to optimize our cost structure.
Currency exchange. Currency exchange gains were $0.4 million during the nine months ended September 30, 2021, compared to losses of $3.8 million in the same period of 2020. Currency exchange in both periods were related to foreign currency exposure on unsettled inter-company balances.
Refer to Note 16—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the nine months ended September 30, 2021 was $25.2 million compared to $4.9 million in the same period last year. Product liability expense increased during the period to reflect an increase in the number of asserted coal claims pending against MSA LLC and a corresponding adjustment to the reserve, as discussed further in Note 18—Contingencies. Product liability expense for 2020 related primarily to defense costs incurred for cumulative trauma product liability claims. Management performs an annual review during the fourth quarter of MSA LLC’s cumulative trauma product liability claims in consultation with an outside valuation consultant and outside legal counsel.
GAAP operating income. Consolidated operating income for the nine months ended September 30, 2021, was $108.0 million compared to $148.2 million in the same period last year. The decrease in operating results was driven by gross profit headwinds, including acquisition amortization, higher product liability expense and SG&A expenses for the reasons noted above.
Adjusted operating income. Americas adjusted operating income for the nine months ended September 30, 2021 was $138.8 million, a decrease of $10.9 million, or 7.3%, compared to $149.7 million in the prior year. The decrease was related to variable compensation resets and higher SG&A due to the Bacharach acquisition.

International adjusted operating income for the nine months ended September 30, 2021, was $41.8 million, a decrease of $3.9 million, or 8.6%, compared to $45.7 million in the prior year. The decrease in adjusted operating income is primarily attributable to lower organic revenue, higher SG&A expense as described above.
Corporate segment adjusted operating loss for the nine months ended September 30, 2021, was $23.5 million, an increase of $4.4 million compared to an adjusted operating loss of $19.1 million in the same period of 2020 due to higher variable compensation expenses related to improved business conditions and the impact of the Bacharach acquisition.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income	Nine Months Ended September 30, 2021
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$655,123	$334,792	$—	$989,915
GAAP operating income				108,049
Restructuring charges (Note 4)				12,239
Currency exchange gains, net (Note 6)				(359)
Product liability expense (Note 18)				25,235
Acquisition related costs (Note 19)(a)				11,891
Adjusted operating income (loss)	138,778	41,794	(23,517)	157,055
Adjusted operating margin %	21.2%	12.5%
Depreciation and amortization(a)				$33,716
Adjusted EBITDA	$161,861	$52,095	$(23,185)	$190,771
Adjusted EBITDA %	24.7%	15.6%

Adjusted operating income	Nine Months Ended September 30, 2020
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$629,787	$330,188	$—	$959,975
GAAP operating income				148,213
Restructuring charges (Note 4)				18,475
Currency exchange losses, net (Note 6)				3,821
Product liability expense (Note 18)				4,878
Acquisition related costs (Note 19)(a)				202
COVID-19 related costs				757
Adjusted operating income (loss)	149,708	45,719	(19,081)	176,346
Adjusted operating margin %	23.8%	13.8%
Depreciation and amortization(a)				29,284
Adjusted EBITDA	169,343	55,075	(18,788)	205,630
Adjusted EBITDA %	26.9%	16.7%
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

Total other (income) expense, net. Total other income, net, for the nine months ended September 30, 2021 was $0.9 million, compared to other expense, net, of $3.5 million for the same period in 2020 due primarily to higher pension income driven by a one-time pension settlement and a higher expected rate of return.
Income taxes. The reported effective tax rate for the nine months ended September 30, 2021, was 25.8% compared to 25.1% for the same period in 2020. This increase from the prior year is attributable to nondeductible executive compensation and transaction costs.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements.
Net income attributable to MSA Safety Incorporated. Net income was $80.4 million for the nine months ended September 30, 2021, or $2.04 per diluted share compared to income of $107.8 million, or $2.74 per diluted share, for the same period last year.
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
We may also provide financial information on a constant currency basis, which is a non-GAAP financial measure. These references to a constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates, which are outside of management's control. To provide information on a constant currency basis, the applicable financial results are adjusted by translating current and prior period results in local currency to a fixed foreign exchange rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Organic constant currency information is not recognized under U.S. GAAP and it is not intended as an alternative to U.S. GAAP measures.

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and acquisitions. At September 30, 2021, approximately 48% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2026. At September 30, 2021, approximately 80% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At September 30, 2021, the Company had cash and cash equivalents totaling $117.3 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy. We believe MSA's healthy balance sheet and access to significant capital at September 30, 2021, positions us well to navigate through challenging business conditions.
Cash, cash equivalents and restricted cash decreased $43.2 million during the nine months ended September 30, 2021, compared to decreasing $19.4 million during the same period in 2020. We continue to employ a balanced capital allocation strategy that prioritizes growth investments, funding our dividend and servicing debt obligations.
Operating activities. Operating activities provided cash of $130.1 million during the nine months ended September 30, 2021, compared to providing $110.2 million during the same period in 2020. The improved operating cash flow as compared to the same period in 2020 was primarily related to working capital improvements.
Payments for subsidiary MSA LLC's product liability claims exceeded collections from insurance companies by $17.1 million in the nine months ended September 30, 2021, compared to collections from insurance companies of $4.2 million, net of product liability claim payments, in the same period of 2020. MSA LLC funds its operating expenses and legal liabilities from its own operating cash flow and other investments, as well as limited amounts of insurance reimbursements, and not from borrowings under the Company’s credit facility, to which it is not a party. Now that MSA LLC is largely self-insured for its historical cumulative trauma product liability claims, associated insurance reimbursements received in any given period are limited, and generally do not fully offset cash outlay in that same period. In recent years, MSA LLC’s contingent liabilities have been funded without a material impact on the Company’s consolidated capital allocation priorities.
    Investing activities. Investing activities used cash of $402.6 million during the nine months ended September 30, 2021, compared to using $51.7 million during the same period in 2020. The acquisitions of Bacharach and Bristol and capital expenditures, partially offset by maturities of short-term investments, net of purchases, drove cash outflows from investing activities during the nine months ended September 30, 2021, while capital expenditures and the purchase of short-term investments, net of proceeds from maturities, drove cash outflows from investing activities during the same period in 2020. During the nine months ended September 30, 2021, we incurred capital expenditures of $31.0 million, including $6.1 million associated with software development and other growth programs, compared to capital expenditures of $32.7 million, including $6 million associated with software development and other growth programs, in the same period in 2020. We also remain active in evaluating additional acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities provided cash of $233.4 million during the nine months ended September 30, 2021, compared to using cash of $76.1 million during the same period in 2020. During the nine months ended September 30, 2021, we had net proceeds on long-term debt of $308.9 million to fund the acquisitions of Bacharach and Bristol and buy-out our minority partner in our China business as compared to net payments on long-term debt of $5.0 million during the same period in 2020. We paid cash dividends of $51.3 million during the nine months ended September 30, 2021, compared to $49.8 million in the same period in 2020. We also used cash of $6.1 million during the nine months ended September 30, 2021 to repurchase shares, compared to using $28.7 million during the same period in 2020. In 2020, $20.1 million of our repurchase activity was related to purchases under our 2015 stock repurchase program.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at September 30, 2021, resulted in a translation loss of $18.0 million being recorded to the cumulative translation adjustments shareholders' equity account during the nine months ended September 30, 2021, compared to a $3.0 million translation loss being recorded to the cumulative translation adjustments account during the same period in 2020.
COMMITMENTS AND CONTINGENCIES
We made contributions of $5.8 million to our pension plans during the nine months ended September 30, 2021. We expect to make total contributions of approximately $7.7 million to our pension plans in 2021 primarily associated with statutorily required plans in the International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2021, totaling $10.5 million, of which $1.5 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2021, the Company has $0.5 million of restricted cash in support of these arrangements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $14.7 million or 4.3% and $1.0 million or 3.9%, respectively, for the three months ended September 30, 2021.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2021, we had open foreign currency forward contracts with a U.S. dollar notional value of $96.4 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $9.6 million increase or decrease in the fair value of these contracts at September 30, 2021.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At September 30, 2021, we had $294.0 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $11.0 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At September 30, 2021, we had $321.6 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates could impact our future earnings under our current capital structure.

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
Pandemics or disease outbreaks such as the novel coronavirus (COVID-19) could result in a widespread health crisis that could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for our products in certain industrial-based end-markets. The spread of pandemics or disease outbreaks may also disrupt the Company’s manufacturing operations, supply chain, or logistics necessary to import, export and deliver products to our customers. During a pandemic or crisis, applicable laws and response directives, such U.S. federal vaccine mandates for federal contractors or OSHA requirements,could, in some circumstances, result in skilled labor impacts including voluntary attrition or difficulty finding labor, or otherwise adversely affect our ability to operate our plants, obtain inputs from suppliers, or to deliver our products in a timely manner. Additional vaccine mandates may be announced in other countries in which we operate or source inputs. Some laws and directives may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow.
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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,672 cumulative trauma lawsuits comprised of 4,145 claims at September 30, 2021. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma or coal worker’s pneumoconiosis. The products at issue were manufactured many years ago and are not currently offered by MSA LLC. A reserve has been established with respect to estimated amounts for cumulative trauma product liability claims currently asserted and incurred but not reported (“IBNR”) cumulative trauma product liability claims. Because our cumulative trauma product liability risk is subject to inherent uncertainties, including unfavorable trial rulings or developments, an increase in newly filed claims, or more aggressive settlement demands, and since MSA LLC is largely self-insured, there can be no certainty that MSA LLC may not ultimately incur losses in excess of presently recorded liabilities. These losses could have a material adverse effect on our business, operating results, financial condition and liquidity.
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
In the normal course of business, MSA LLC makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $105.9 million and notes receivables of $48.2 million at September 30, 2021.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2021	—	$—	—	351,489
August 2021	2,830	162.79	—	354,058
September 2021	1,023	161.33	—	395,709
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

MSA SAFETY INCORPORATED

October 28, 2021	/s/ Kenneth D. Krause
Kenneth D. Krause
Sr. Vice President, Chief Financial Officer and Treasurer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)