Form 10-Q
period 2022-03-31
MSA Safety Inc
filed 2022-04-29
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022
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
As of April 22, 2022, 39,335,866 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Net sales	$330,692	$308,428
Cost of products sold	187,908	173,643
Gross profit	142,784	134,785

Selling, general and administrative	78,551	75,463
Research and development	13,333	13,234
Restructuring charges (Note 3)	2,189	1,308
Currency exchange losses (gains), net	3,271	(2,099)
Product liability expense (Note 18)	2,772	2,796
Operating income	42,668	44,083

Interest expense	3,618	1,911
Other income, net	(6,344)	(4,213)
Total other income, net	(2,726)	(2,302)

Income before income taxes	45,394	46,385
Provision for income taxes (Note 10)	9,852	9,749
Net income	35,542	36,636

Net income attributable to noncontrolling interests	—	(186)

Net income attributable to MSA Safety Incorporated	$35,542	$36,450

Earnings per share attributable to MSA Safety Incorporated common shareholders (Note 9):
Basic	$0.90	$0.93
Diluted	$0.90	$0.92
Dividends per common share	$0.44	$0.43

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income	$35,542	$36,636
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 6)	5,892	(10,223)
Pension and post-retirement plan actuarial gains, net of tax (Note 6)	2,264	3,712
Unrealized losses on available-for-sale securities (Note 6)	(9)	(5)
Total other comprehensive income (loss), net of tax	8,147	(6,516)
Comprehensive income	43,689	30,120
Less: Comprehensive income attributable to noncontrolling interests	—	(221)
Comprehensive income attributable to MSA Safety Incorporated	$43,689	$29,899

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$147,300	$140,895
Trade receivables, less allowance for credit loss of $6,171 and $5,789	244,005	254,187
Inventories (Note 4)	321,602	280,617
Investments, short-term (Note 17)	39,971	48,974
Prepaid income taxes	24,485	21,235
Notes receivable, insurance companies (Note 18)	3,943	3,914
Prepaid expenses and other current assets	44,848	42,982
Total current assets	826,154	792,804

Property, plant and equipment, net (Note 5)	205,995	207,793
Operating lease right-of-use assets, net	49,887	50,178
Prepaid pension cost (Note 15)	169,842	163,283
Deferred tax assets (Note 10)	34,796	35,257
Goodwill (Note 13)	631,821	636,858
Intangible assets, net (Note 13)	299,725	306,948
Notes receivable, insurance companies, noncurrent (Note 18)	44,893	44,626
Insurance receivables (Note 18) and other noncurrent assets	152,664	158,649
Total assets	$2,415,777	$2,396,396

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$8,021	$—
Accounts payable	108,407	106,780
Employees’ compensation	34,080	49,884
Insurance and product liability (Note 18)	57,037	55,125
Income taxes payable (Note 10)	14,361	5,366
Accrued restructuring and other current liabilities	112,031	113,451
Total current liabilities	333,937	330,606

Long-term debt, net (Note 12)	591,393	597,651
Pensions (Note 15) and other employee benefits	187,818	189,973
Noncurrent operating lease liabilities	40,219	40,706
Deferred tax liabilities (Note 10)	33,049	33,337
Product liability (Note 18) and other noncurrent liabilities	368,454	369,735
Total liabilities	$1,554,870	$1,562,008

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	262,627	260,121
Treasury shares, at cost (Note 7)	(332,760)	(330,376)
Accumulated other comprehensive loss (Note 6)	(140,993)	(149,140)
Retained earnings	1,068,464	1,050,214
Total shareholders’ equity	860,907	834,388
Total liabilities and shareholders’ equity	$2,415,777	$2,396,396
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating Activities
Net income	$35,542	$36,636
Depreciation and amortization	14,165	10,504
Stock-based compensation (Note 11)	3,730	3,293
Pension expense (Note 15)	(2,652)	(480)
Deferred income tax benefit (Note 10)	(572)	(586)
Loss on asset dispositions, net	4	19
Pension contributions (Note 15)	(1,914)	(1,923)
Currency exchange losses (gains), net	3,271	(2,099)
Product liability expense (Note 18)	2,772	2,796
Collections on insurance receivables and notes receivable, insurance companies (Note 18)	3,865	1,765
Product liability payments (Note 18)	(1,758)	(7,471)
Changes in:
Trade receivables	13,365	27,784
Inventories (Note 4)	(40,816)	(10,826)
Accounts payable	1,408	532
Other current assets and liabilities	(6,858)	(13,966)
Other noncurrent assets and liabilities	971	(362)
Cash Flow From Operating Activities	24,523	45,616
Investing Activities
Capital expenditures	(7,976)	(9,582)
Acquisition, net of cash acquired (Note 14)	—	(62,992)
Purchase of short-term investments (Note 17)	(19,973)	(44,970)
Proceeds from maturities of short-term investments (Note 17)	29,000	65,000
Property disposals and other investing	—	35
Cash Flow From (Used in) Investing Activities	1,051	(52,509)
Financing Activities
Proceeds from long-term debt (Note 12)	263,000	370,017
Payments on long-term debt (Note 12)	(258,000)	(318,000)
Cash dividends paid	(17,292)	(16,820)
Company stock purchases (Note 7)	(3,659)	(5,348)
Exercise of stock options (Note 7)	51	1,790
Cash Flow (Used In) From Financing Activities	(15,900)	31,639
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,361)	(720)
Increase in cash, cash equivalents and restricted cash	6,313	24,026
Beginning cash, cash equivalents and restricted cash	141,438	161,034
Ending cash, cash equivalents and restricted cash	$147,751	$185,060

Supplemental cash flow information:
Cash and cash equivalents	$147,300	$184,728
Restricted cash included in prepaid expenses and other current assets	451	332
Total cash, cash equivalents and restricted cash	$147,751	$185,060

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS
Unaudited

(In thousands)	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests
Balances December 31, 2020	$1,103,092	$(182,397)	$7,993
Net income	36,636	—	—
Foreign currency translation adjustments	—	(10,223)	—
Pension and post-retirement plan adjustments, net of tax of $1,084	—	3,712	—
Unrecognized net losses on available-for-sale securities (Note 17)	—	(5)	—
Income attributable to noncontrolling interests	(186)	(35)	221
Common dividends	(16,810)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances March 31, 2021	$1,122,722	$(188,948)	$8,214

Balances December 31, 2021	$1,050,214	$(149,140)	$—
Net income	35,542	—	—
Foreign currency translation adjustments	—	5,892	—
Pension and post-retirement plan adjustments, net of tax of $1,016	—	2,264	—
Unrecognized net losses on available-for-sale securities (Note 17)	—	(9)	—
Common dividends	(17,282)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances March 31, 2022	$1,068,464	$(140,993)	$—

*Prior periods have been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The condensed consolidated financial statements of MSA Safety Incorporated and its subsidiaries ("MSA" or "the Company") are unaudited. These unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2021, Balance Sheets data was derived from the audited Consolidated Balance Sheets, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2021, which includes all disclosures required by U.S. GAAP.
During the fourth quarter of 2021, the Company changed its method of accounting for certain inventory in the United States from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The FIFO method of accounting for inventory is preferable because it conforms the Company's entire inventory to a single method of accounting and improves comparability with the Company's peers. The effects of the change in accounting method from LIFO to FIFO have been retrospectively applied to all periods presented in all sections of this Quarterly Report. Refer to Note 4—Inventory of the consolidated financial statements in Part II Item 8 of our 2021 Form 10-K for further information related to the change in accounting principle.
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
The Company's net cash pool position consisted of the following:

(In thousands)	March 31, 2022
Gross cash pool position	$64,304
Less: cash pool borrowings	(62,039)
Net cash pool position	2,265
Note 3—Restructuring Charges

During the three months ended March 31, 2022, we recorded restructuring charges of $2.2 million. International segment restructuring charges of $2.0 million during the three months ended March 31, 2022, were primarily related to the expansion of our European Shared Service Center in Warsaw, Poland. Americas segment restructuring charges of $0.4 million during the three months ended March 31, 2022, were primarily related to programs to adjust our operations in response to current business conditions.
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

Activity and reserve balances for restructuring charges by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2020	$2.8	$19.3	$0.4	$22.5
Restructuring charges	4.6	11.2	0.6	16.4
Currency translation	(0.1)	(0.2)	—	(0.3)
Cash payments / utilization	(4.0)	(12.9)	(0.7)	(17.6)
Reserve balances at December 31, 2021	$3.3	$17.4	$0.3	$21.0
Restructuring charges (releases)	0.4	2.0	(0.2)	2.2
Currency translation	—	(0.2)	—	(0.2)
Cash payments	(1.1)	(2.1)	—	(3.2)
Reserve balances at March 31, 2022	$2.6	$17.1	$0.1	$19.8
Restructuring reserves are included in Accrued restructuring and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets.
Note 4—Inventories
The following table sets forth the components of inventory:

(In thousands)	March 31, 2022	December 31, 2021
Finished products	$97,004	$87,657
Work in process	15,562	6,534
Raw materials and supplies	209,036	186,426
Total inventories	$321,602	$280,617
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	March 31, 2022	December 31, 2021
Land	$5,070	$5,131
Buildings	138,610	136,272
Machinery and equipment	445,746	435,652
Construction in progress	29,025	36,552
Total	618,451	613,607
Less: accumulated depreciation	(412,456)	(405,814)
Property, plant and equipment, net	$205,995	$207,793

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(57,296)	$(115,552)	$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	(48)	(24)	—	—
Recognized net actuarial losses (Note 15)	3,328	4,820	—	—
Tax benefit	(1,016)	(1,084)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	2,264	3,712	—	—
Balance at end of period	$(55,032)	$(111,840)	$—	$—
Available-for-sale securities
Balance at beginning of period	$(5)	$(1)	$—	$—
Unrealized loss on available-for-sale securities (Note 17)	(9)	(5)	—	—
Balance at end of period	$(14)	$(6)	$—	$—
Foreign currency translation
Balance at beginning of period	$(91,839)	$(66,844)	$—	$582
Foreign currency translation adjustments	5,892	(10,258)	—	35
Balance at end of period	$(85,947)	$(77,102)	$—	$617
(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 15—Pensions and Other Post-retirement Benefits).
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,998 shares held in treasury at March 31, 2022. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no treasury purchases of preferred stock shares during both the three months ended March 31, 2022 and 2021. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of March 31, 2022.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2021. No new shares were issued during the three months ended March 31, 2022, or 2021. There were 39,335,816 and 39,276,518 shares outstanding at March 31, 2022 and December 31, 2021, respectively.
Treasury Shares - The Company's share repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the three months ended March 31, 2022 and 2021, no shares were repurchased under this program. There were 22,745,575 and 22,804,873 Treasury Shares at March 31, 2022 and December 31, 2021, respectively.
The Company issues Treasury Shares for all stock-based compensation plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 28,366 and 32,650 Treasury Shares issued for these purposes during the three months ended March 31, 2022 and 2021, respectively.

Common stock activity is summarized as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$260,121	$(328,776)	$242,693	$(326,156)
Stock compensation expense	3,730	—	3,293	—
Restricted and performance stock awards	(1,260)	1,260	(1,333)	1,333
Stock options exercised	36	15	1,234	556
Treasury shares purchased	—	(3,659)	—	(5,348)
Balance at end of period	$262,627	$(331,160)	$245,887	$(329,615)

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
The Americas segment is comprised of our operations in Northern North American and Latin American geographies. The International segment is comprised of our operations of all geographies outside of the Americas. Certain global expenses are allocated to each segment in a manner consistent with where the benefits from the expenses are derived.
The Company's sales are allocated to each country based primarily on the destination of the end-customer.
Adjusted operating income (loss), adjusted operating margin, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA margin are the measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is defined as operating income excluding restructuring charges, currency exchange gains (losses), product liability expense, acquisition related costs, including acquisition related amortization and adjusted operating margin is defined as adjusted operating income (loss) divided by segment sales to external customers. Adjusted EBITDA is defined as adjusted operating income (loss) plus depreciation and amortization and adjusted EBITDA margin is defined as adjusted EBITDA divided by segment sales to external customers. Adjusted operating income (loss), adjusted operating margin, adjusted EBITDA and adjusted EBITDA margin are not recognized terms under U.S. GAAP, and therefore, do not purport to be alternatives to operating income or operating margin as a measure of operating performance. Further, the Company's measure of adjusted operating income (loss), adjusted operating margin, adjusted EBITDA and adjusted EBITDA margin may not be comparable to similarly titled measures of other companies. Adjusted operating income (loss) and adjusted EBITDA on a consolidated basis is presented in the following table to reconcile the segment operating performance measures to the most directly comparable GAAP measure, operating income, as presented on the unaudited Condensed Consolidated Statements of Income.
The accounting principles applied at the operating segment level in determining operating income (loss) are generally the same as those applied at the unaudited condensed consolidated financial statements level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.

Reportable segment information is presented in the following table:

(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated Totals
Three Months Ended March 31, 2022
Sales to external customers	$225,648	$105,044	$—	$330,692
Operating income				42,668
Restructuring charges (Note 3)				2,189
Currency exchange losses, net				3,271
Product liability expense (Note 18)				2,772
Acquisition related costs(a) (Note 14)				2,943
Adjusted operating income (loss)	52,435	9,024	(7,616)	53,843
Adjusted operating margin %	23.2%	8.6%
Depreciation and amortization				11,829
Adjusted EBITDA	60,796	12,362	(7,486)	65,672
Adjusted EBITDA margin %	26.9%	11.8%

(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated Totals
Three Months Ended March 31, 2021
Sales to external customers	$208,340	$100,088	$—	$308,428
Operating income				44,083
Restructuring charges (Note 3)				1,308
Currency exchange gains, net				(2,099)
Product liability expense (Note 18)				2,796
Acquisition related costs(a)				1,373
Adjusted operating income (loss)	45,195	8,792	(6,526)	47,461
Adjusted operating margin %	21.7%	8.8%
Depreciation and amortization				10,504
Adjusted EBITDA	52,229	12,165	(6,429)	57,965
Adjusted EBITDA margin %	25.1%	12.2%

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K. Adjustments were made to Americas and International.
(a)Acquisition related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during due diligence and integration. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income. Acquisition related costs also include the acquisition related amortization, which is included in Cost of products sold in the unaudited Condensed Consolidated Statements of Income.

Total sales by product group was as follows:

Three Months Ended March 31, 2022	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed Gas & Flame Detection (a)	$83,077	25%	$54,621	24%	$28,456	27%
Breathing Apparatus	70,951	22%	50,398	22%	20,553	20%
Firefighter Helmets & Protective Apparel	48,461	15%	33,476	15%	14,985	14%
Portable Gas Detection	36,744	11%	25,791	11%	10,953	10%
Industrial Head Protection	36,157	11%	28,165	13%	7,992	8%
Fall Protection	24,662	7%	16,277	7%	8,385	8%
Other (b)	30,640	9%	16,920	8%	13,720	13%
Total	$330,692	100%	$225,648	100%	$105,044	100%

Three Months Ended March 31, 2021	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$69,644	23%	$48,798	23%	$20,846	21%
Fixed Gas & Flame Detection	60,119	19%	36,277	17%	23,842	24%
Firefighter Helmets & Protective Apparel	46,010	15%	34,988	17%	11,022	11%
Portable Gas Detection	37,429	12%	25,702	12%	11,727	12%
Industrial Head Protection	32,696	11%	25,111	12%	7,585	8%
Fall Protection	26,067	8%	15,672	8%	10,395	10%
Other (b)	36,463	12%	21,792	11%	14,671	14%
Total	$308,428	100%	$208,340	100%	$100,088	100%
(a)Fixed Gas & Flame Detection includes sales from the Bacharach, Inc. and its affiliated companies ("Bacharach") acquisition for periods following July 1, 2021 (Americas and International). Please refer to Note 14 - Acquisitions.
(b)Other products include sales of Air Purifying Respirators.

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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Net income	$35,542	$36,450
Preferred stock dividends	(10)	(10)
Net income available to common equity	35,532	36,440
Dividends and undistributed earnings allocated to participating securities	(4)	(14)
Net income available to common shareholders	35,528	36,426

Basic weighted-average shares outstanding	39,291	39,094
Stock-based compensation awards	232	326
Diluted weighted-average shares outstanding	39,523	39,420
Antidilutive stock options	—	—

Earnings per share:
Basic	$0.90	$0.93
Diluted	$0.90	$0.92

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
Note 10—Income Taxes
The Company's effective tax rate for the first quarter of 2022 was 21.7% which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to state income taxes, partially offset by tax benefits on certain share-based payments. The Company's effective tax rate for the first quarter of 2021 was 21.0%, which is consistent with the U.S. statutory rate of 21% as state income taxes and a one time foreign expense associated with pension was offset by tax benefits on certain share-based payments.
On June 10, 2021 the United Kingdom ("U.K.") Parliament announced royal assent for Bill No. 12, on the Finance Act of 2021. This bill will increase the statutory rate from 19% to 25% in April 2023. The Company recorded this impact on its deferred tax balances in the second quarter of 2021.
At March 31, 2022, the Company had a gross liability for unrecognized tax benefits of $5.0 million. The Company has recognized tax benefits associated with these liabilities of $2.5 million at March 31, 2022. The gross liability includes amounts associated with foreign tax exposure in prior periods.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest related to uncertain tax positions was $0.9 million at March 31, 2022.
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
Stock compensation expense is as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Stock compensation expense	$3,730	$3,293
Income tax expense	914	794
Stock compensation expense, net of tax	$2,816	$2,499
A summary of stock option activity for the three months ended March 31, 2022, follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	161,701	$45.47
Exercised	(1,056)	48.95
Outstanding at March 31, 2022	160,645	45.45
Exercisable at March 31, 2022	160,461	$45.44
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the three months ended March 31, 2022, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	118,343	$132.62
Granted	44,153	138.21
Vested	(31,111)	104.75
Forfeited	(2,341)	133.70
Unvested at March 31, 2022	129,044	$141.23
Performance stock units that have a market condition modifier are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units granted in the first quarter of 2022 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period plus an additional modifier based on total shareholder return ("TSR") over the performance period. The following weighted average assumptions were used in estimating the fair value of the performance stock units granted for the three months ended March 31, 2022.

Fair value per unit	$143.60
Risk-free interest rate	1.72%
Expected dividend yield	1.14%
Expected volatility	34.4%
MSA stock beta	0.890
The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date converted into an implied spot rate yield curve. Expected dividend yield is based on the most recent annualized dividend divided by the one year average closing share price. Expected volatility is based on the three year historical volatility preceding the grant date using daily stock prices. Expected life is based on historical stock option exercise data.

A summary of performance stock unit activity for the three months ended March 31, 2022, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	193,335	$129.86
Granted	81,162	142.44
Performance adjustments	(22,147)	99.84
Vested	(55,447)	101.38
Forfeited	(1,233)	71.72
Unvested at March 31, 2022	195,670	$146.50
The performance adjustments above relate primarily to the final number of shares issued for the 2019 performance unit awards which vested in the first quarter of 2022 at 64.2% of the target award based on both cumulative performance against the EBITDA margin and revenue growth targets and MSA's TSR during the three-year performance period.
Note 12—Long-Term Debt

(In thousands)	March 31, 2022	December 31, 2021
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	72,073	74,203
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,695	99,694
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,695	99,694
Senior revolving credit facility maturing in 2026, net of debt issuance costs	327,951	324,060
Total	599,414	597,651
Amounts due within one year	8,021	—
Long-term debt, net of debt issuance costs	$591,393	$597,651
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026 and increased the capacity to $900.0 million. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Prime Rate, (iii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iv) the Overnight Bank Funding Rate, plus one half of one percent (0.5%), or (v) the Daily LIBOR Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 1.40% as of March 31, 2022. At March 31, 2022, $568.6 million of the existing $900.0 million senior revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2021 the Company entered into a Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of March 31, 2022, the Company had issued £54.9 million (approximately $72.2 million at March 31, 2022) of 3.4% Series B Senior Notes due January 22, 2031. Maturities of this note are £6.1 million (approximately $8.0 million) due January 22, 2023 with annual maturities of £6.1 million through January 2031.
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
On July 1, 2021, the Company acquired Bacharach in a transaction valued at $329.4 million, net of cash acquired. The acquisition was partially financed by $200.0 million of 2.69% Senior Notes from the Prudential Note Agreement and NYL Note Facility. The remaining purchase price was financed under the Revolving Credit Facility.
During August 2021, the Company amended its Revolving Credit Facility to transition from Sterling LIBOR reference rates to Sterling Overnight Interbank Average Rate ("SONIA") reference rates. The Company will apply the optional expedients in ASC 848, Reference Rate Reform, to this modification and potential future modifications driven by reference rate reform, accounting for the modifications as a continuation of the existing contracts. Therefore, these modifications will not require remeasurement at the modification date or a reassessment of previous accounting determinations. As such, the Company does not anticipate the change in reference rates will have an impact on the Company’s unaudited condensed consolidated financial statements. Management continues to evaluate the Company’s other outstanding U.S. LIBOR based contracts to determine whether reference rate modifications are necessary.
As of March 31, 2022, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2022, totaling $8.9 million, of which $1.5 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2022, the Company has $0.5 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the three months ended March 31, 2022 were as follows:

(In thousands)	Goodwill
Balance at January 1, 2022	$636,858
Currency translation	(5,037)
Balance at March 31, 2022	$631,821
At March 31, 2022, goodwill of $448.6 million and $183.2 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization, during the three months ended March 31, 2022, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2022	$306,948
Amortization expense	(5,288)
Currency translation	(1,935)
Net balance at March 31, 2022	$299,725
At March 31, 2022, the above intangible assets balance includes a trade name related to the Globe acquisition with an indefinite life totaling $60.0 million.

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
Bacharach's operating results are included in our unaudited condensed consolidated financial statements from the acquisition date within the Americas, International and Corporate reportable segments. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.
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
Assets acquired and liabilities assumed in connection with the acquisition were recorded at their preliminary fair values. Fair values were determined by management, based in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade name and developed technologies; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Bacharach pre-acquisition forecasts, coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, developed technology and trade name acquired in the Bacharach transaction are being amortized over periods of 21 years, 7 to 9 years and 20 years, respectively. Estimated future amortization expense related to the identifiable intangible assets is approximately $6.7 million for the remainder of 2022, $9.0 million annually for 2023 through 2026, and $109.0 million thereafter.
Goodwill was calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Bacharach with our operations. Goodwill of $194.5 million related to the Bacharach acquisition was recorded, with $155.6 million and $38.9 million allocated to the Americas and International reportable segments, respectively. This Goodwill is non-deductible for tax purposes.

Acquisition of Bristol Uniforms and Bell Apparel ("Bristol")
On January 25, 2021, we acquired 100% of the common stock of B T Q Limited, including Bristol. Bristol, which is headquartered in the U.K., is a leading innovator and provider of protective apparel to the fire, rescue services, and utility sectors.
The Company finalized the purchase price allocation during the first quarter of 2022. The following table summarizes the fair values of the Bristol assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	January 25, 2021
Current assets (including cash of $13.3 million)	$37.1
Net investment in sales-type leases, noncurrent	29.0
Property, plant and equipment and other noncurrent assets	12.0
Customer relationships	4.5
Trade name and other intangible assets	1.4
Goodwill	4.9
Total assets acquired	88.9
Total liabilities assumed	(12.6)
Net assets acquired	$76.3
Note 15—Pensions and Other Post-retirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2022	2021	2022	2021
Three Months Ended March 31,
Service cost	$3,099	$3,242	$82	$99
Interest cost	3,613	2,817	148	116
Expected return on plan assets	(12,418)	(9,147)	—	—
Amortization of prior service cost (credit)	36	66	(84)	(90)
Recognized net actuarial losses	3,018	4,421	310	399
Settlements	—	(1,879)	—	—
Net periodic benefit cost (a)	$(2,652)	$(480)	$456	$524
(a) Components of net periodic benefit cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Income.
We made contributions of $1.9 million to our pension plans during both the three months ended March 31, 2022 and 2021, respectively. We expect to make net contributions of $7.7 million to our pension plans in 2022, which are primarily associated with statutorily required plans in the International reporting segment.

Note 16—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses (gains), net, in the unaudited Condensed Consolidated Statements of Income. The notional amount of open forward contracts was $99.9 million and $99.0 million at March 31, 2022, and December 31, 2021, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$242	$128
Foreign exchange contracts: prepaid expenses and other current assets	419	619
The following table presents the unaudited Condensed Consolidated Statements of Income location and impact of derivative financial instruments:

	Loss Recognized in Income
	Three Months Ended March 31,
(In thousands)	2022	2021
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2,765	$3,388
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
We value our investments in available-for-sale marketable securities, primarily fixed income, at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments are classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $40.0 million and $49.0 million as of March 31, 2022 and December 31, 2021, respectively. The fair value was $40.0 million and $49.0 million as of March 31, 2022 and December 31, 2021, respectively, which was reported in Investments, short-term in the accompanying unaudited Condensed Consolidated Balance Sheets. The change in fair value is recorded in Other comprehensive income, net of tax. The Company does not intend to sell, nor is it more likely than not that we will be required to sell, these securities prior to recovery of their cost, as such, management believes that any unrealized gains or losses are temporary; therefore, no impairment gains or losses relating to these securities have been recognized.  All investments in marketable securities have maturities of one year or less and are currently in an unrealized gain position as of March 31, 2022.

The reported carrying amount of our fixed rate long-term debt was $272 million and $274 million at March 31, 2022, and December 31, 2021, respectively. The fair value of this debt was $256 million and $280 million at March 31, 2022, and December 31, 2021, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 18—Contingencies
Product liability
The Company and its subsidiaries face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. Management has established reserves for the single incident product liability claims of its various subsidiaries, including, asserted single incident product liability claims and incurred but not reported ("IBNR") single incident claims. To determine the reserves, Management makes reasonable estimates of losses for single incident claims based on the number and characteristics of asserted claims, historical experience, sales volumes, expected settlement costs, and other relevant information. The reserve for single incident product liability claims was $1.5 million and $1.4 million at March 31, 2022 and December 31, 2021, respectively. Single incident product liability expense was $0.1 million during both the three months ended March 31, 2022 and 2021. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims.
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve alleged exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. One of the Company's affiliates, Mine Safety Appliances Company, LLC ("MSA LLC"), was named as a defendant in 1,691 lawsuits comprised of 4,595 claims as of March 31, 2022. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The product models alleged were manufactured many years ago by MSA LLC and are no longer sold.
A summary of cumulative trauma product liability lawsuits and asserted cumulative trauma product liability claims activity is as follows:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Open lawsuits, beginning of period	1,675	1,622
New lawsuits	72	432
Settled and dismissed lawsuits	(56)	(379)
Open lawsuits, end of period	1,691	1,675

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Asserted claims, beginning of period	4,554	2,878
New claims	122	2,134
Settled and dismissed claims	(81)	(458)
Asserted claims, end of period	4,595	4,554
The increases in the number of claims in 2021 were largely driven by an increase in claims alleging injuries from exposure to coal dust, including claims brought by plaintiffs' counsel with which MSA LLC does not have substantial prior experience.
Subsequent to March 31, 2022, MSA LLC agreed to enter into a process to negotiate, resolve, and dismiss several hundreds of claims over the next several months. Amounts to resolve these claims have already been accrued as par of the product liability reserve. If resolutions are reached, expected cash outlays of up to $26.3 million associated with these claims are expected to be paid over the next four quarters.

Management has established a reserve for MSA LLC's potential exposure to cumulative trauma product liability claims. MSA LLC's total cumulative trauma product liability reserve was $410.8 million, including $3.5 million for claims settled but not yet paid and related defense costs, as of March 31, 2022 and $409.8 million, including $2.5 million for claims settled but not yet paid and related defense costs, December 31, 2021. The reserve includes estimated amounts related to asserted and IBNR asbestos, silica, and coal dust claims expected to be resolved through the year 2074. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims. Defense costs are recognized in the unaudited Condensed Consolidated Statements of Income as incurred.
At March 31, 2022, $47.9 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheets and the remainder, $362.9 million, is recorded in the Product liability and other noncurrent liabilities line. At December 31, 2021, $46.7 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheets and the remainder, $363.1 million, is recorded in the Product liability and other noncurrent liabilities line.
Total cumulative trauma liability losses were $2.8 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively, primarily related to the defense of cumulative trauma product liability claims. Uninsured cumulative trauma product liability losses, which were included in Product liability expense on the unaudited Condensed Consolidated Statements of Income, were $2.8 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively, and represent the total cumulative trauma liability losses net of any estimated insurance receivables as discussed below.
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
Insurance receivables at March 31, 2022 totaled $126.4 million of which, $8.6 million is reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and $117.8 million is reported in Insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2021 totaled $130.2 million, of which $8.6 million was reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and $121.6 million was reported in Insurance receivable and other noncurrent assets. The vast majority of the $126.4 million insurance receivables balance at March 31, 2022 is attributable to reimbursement believed to be due under the terms of signed Coverage-In-Place Agreements and a portion of this amount represents the estimated recovery of IBNR amounts not yet incurred.
A summary of insurance receivables balance and activity related to cumulative trauma product liability losses is as follows:

(In millions)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance beginning of period	$130.2	$97.0
Additions	0.1	43.5
Collections and other adjustments	(3.9)	(10.3)
Balance end of period	$126.4	$130.2
We record formal notes receivable due from scheduled payment streams according to negotiated settlement agreements with insurers. These amounts are not subject to current coverage litigation.
Notes receivable from insurance companies at March 31, 2022, totaled $48.8 million, of which $3.9 million is reported in Notes receivable, insurance companies, current in the unaudited Condensed Consolidated Balance Sheets and $44.9 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2021 totaled $48.5 million of which $3.9 million was reported in Notes receivable, insurance companies, current in the unaudited Condensed Consolidated Balance Sheets and $44.6 million was reported in Notes receivable, insurance companies, noncurrent.

A summary of notes receivables from insurance companies balance is as follows:

(In millions)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance beginning of period	$48.5	$52.3
Additions	0.3	1.3
Collections	—	(5.1)
Balance end of period	$48.8	$48.5
The vast majority of the insurance receivables balance at March 31, 2022, is attributable to reimbursement under the terms of signed agreements with insurers and is not currently subject to litigation. The collectibility of MSA LLC's insurance receivables and notes receivables is regularly evaluated and we believe that the amounts recorded are probable of collection. The determination that the recorded insurance receivables are probable of collection is based on the terms of the settlement agreements reached with the insurers, our history of collection, and the advice of MSA LLC's outside legal counsel and consultants. Various factors could affect the timing and amount of recovery of the insurance and notes receivables, including assumptions regarding various aspects of the composition and characteristics of future claims (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Agreements) and the extent to which the issuing insurers may become insolvent in the future.
Other Litigation
Two subsidiaries of the Company, Globe Manufacturing Company, LLC ("Globe") and MSA LLC, are defending a small number of lawsuits in which plaintiffs assert that certain of those entities’ products allegedly containing per- and polyfluoroalkyl substances (“PFAS”) have caused injury, health issues, or environmental issues. PFAS are a large class of substances that are widely used in everyday products. Specifically, Globe builds turnout gear from technical fabrics sourced from a small pool of specialty textile manufacturers. These protective fabrics have been tested and certified to meet industry standards, and some of them contain PFAS to achieve water, oil, or chemical resistance. At this time, no manufacturer of firefighter protective clothing is able to meet current National Fire Protection Association safety standards while offering coats or pants that are completely PFAS free.
Globe and MSA LLC believe they have valid defenses to these lawsuits. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Income as incurred. Globe and MSA LLC are also pursuing insurance coverage and indemnification related to the lawsuits.
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

The following table reconciles the changes in the Company's accrued warranty reserve:

(In thousands)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Beginning warranty reserve	$12,423	$11,428
Warranty payments	(2,051)	(8,987)
Warranty claims	2,160	10,225
Provision for product warranties and other adjustments	(292)	(243)
Ending warranty reserve	$12,240	$12,423
Warranty expense was $1.9 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.

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
Our customers include first responders, who are tasked with keeping citizens safe, and include industrial and utility workers tasked with maintaining critical infrastructure. For this reason, in order to successfully fulfill our mission as The Safety Company, MSA is an essential business and has continued operating its manufacturing facilities during these times, to the extent practicable, while protecting the health and safety of our workforce, and complying with all applicable laws, all pursuant to an established pandemic response plan. The Company’s return-to-work plans continue to evolve as needed, such as when the Omicron variant emerged.
We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into four geographical operating segments that are aggregated into three reportable geographic segments: Americas, International and Corporate.
Americas. Our largest manufacturing and research and development facilities are located in the U.S. We serve our markets across the Americas with manufacturing facilities in the U.S., Mexico and Brazil. Operations in the other countries within the Americas segment focus primarily on sales and distribution in their respective home country markets.
International. Our International segment includes companies in Europe, the Middle East and Africa ("EMEA") and the Asia Pacific region. In our largest International subsidiaries (in Germany, France, U.K., Ireland and China), we develop, manufacture and sell a wide variety of products. In China, the products manufactured are sold primarily in China as well as in regional markets. Operations in other International segment countries focus primarily on sales and distribution in their respective home country markets. Although some of these companies may perform limited production, most of their sales are of products manufactured in our plants in Germany, France, the U.S., U.K., Ireland and China or are purchased from third-party vendors.
Corporate. The Corporate segment primarily consists of general and administrative expenses incurred in our corporate headquarters, costs associated with corporate development initiatives, legal expense, interest expense, foreign exchange gains or losses and other centrally-managed costs. Corporate general and administrative costs comprise the majority of the expense in the Corporate segment.
Within the International segment, during the first quarter, due to military conflict in Ukraine, we suspended product shipments into Russia and Belarus. The suspension is indefinite. Customers in Russia, Belarus and Ukraine generated approximately $6 million of sales during the year ended December 31, 2021.
During the fourth quarter of 2021, the Company changed its method of accounting for certain inventory in the U.S. from the LIFO method to the FIFO method. The FIFO method of accounting for inventory is preferable because it conforms the Company's entire inventory to a single method of accounting and improves comparability with the Company's peers. The effects of the change in accounting method from LIFO to FIFO have been retrospectively applied to all periods presented in all sections of this Quarterly Report, including Management's Discussion and Analysis. Refer to Note 4—Inventory of the

consolidated financial statements in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, for further information related to the change in accounting principle.
PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include breathing apparatus in which SCBA is the principal product, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. Core products comprised approximately 91% and 88% of sales for the three months ended March 31, 2022 and 2021, respectively. MSA also maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and often reflect more episodic or contract-driven growth patterns. Key non-core products include air-purifying respirators ("APR"), eye and face protection, ballistic helmets and gas masks.
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
A detailed listing of our significant product offerings in the aforementioned product groups above is included in MSA's Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021
Net Sales. Net sales for the three months ended March 31, 2022, were $330.7 million, an increase of $22.3 million, or 7.2%, driven by acquisitions and growth in organic activity compared to $308.4 million for the three months ended March 31, 2021. We saw healthy growth across our core products and across both reporting segments. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended March 31,		Dollar Increase	Percent Increase
(In millions)	2022	2021
Consolidated	$330.7	$308.4	$22.3	7.2%
Americas	225.7	208.3	17.4	8.4%
International	105.0	100.1	4.9	4.9%

Net Sales	Three Months Ended March 31, 2022 versus March 31, 2021
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	8.4%	4.9%	7.2%
Currency translation effects	0.6%	5.0%	2.1%
Constant currency sales change	9.0%	9.9%	9.3%
Less: Acquisitions(a)	(5.9)%	(4.5)%	(5.5)%
Organic constant currency change	3.1%	5.4%	3.8%
(a) - Includes Bacharach, Inc. and its affiliated companies ("Bacharach"), which was acquired on July 1, 2021.

Note: Organic constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales change is calculated by deducting the percentage impact from acquisitions and currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $225.7 million in the first quarter of 2022, an increase of $17.4 million, or 8.4%, compared to $208.3 million in the first quarter of 2021. Constant currency sales in the Americas segment increased 9.0% compared to the prior year period with organic constant currency growth of 3.1%. The inclusion of Bacharach drove the acquisition related sales. Organic growth was was driven by growth across core products, partially offset by lower demand for APR products. Supply chain and labor constraints weighed most heavily on revenue growth in gas detection and firefighter helmets and protective apparel.
Net sales for the International segment were $105.0 million in the first quarter of 2022, an increase of $4.9 million, or 4.9%, compared to $100.1 million for the first quarter of 2021. Constant currency sales in the International segment increased 9.9% during the quarter with organic constant currency growth of 5.4%. The inclusion of Bacharach drove the acquisition related sales. Organic growth was driven by large project business in FGFD, partially offset by weakness in portable gas detection and fall protection. Supply chain and labor constraints weighed most heavily on revenue growth in gas detection and SCBA.
Order activity continued to show year-over-year improvements and increased 22% compared to the first quarter of 2021. Organic growth in orders was 16% while acquisitions drove 6% growth. We continued to see strong order growth in April. Our backlog increased to record levels as a result of an uptick in order pace and ongoing supply chain constraints, most notably in electronic components and labor at select locations.
Looking ahead, we continue to operate in a very dynamic environment. There are a number of other evolving factors that will continue to influence our revenue and earnings outlook. These factors include, among other things, supply chain constraints, raw material availability, the risk of additional COVID lockdowns, industrial employment rates, military conflict and geopolitical risk and the pace of economic recovery. While we expect sequential improvement in revenue and earnings in the second quarter of 2022, these conditions could impact our future results and growth expectations.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.

Gross profit. Gross profit for the first quarter of 2022 was $142.8 million, an increase of $8.0 million or 5.9%, compared to $134.8 million for the first quarter of 2021. The ratio of gross profit to net sales was 43.2% in the first quarter of 2022 compared to 43.7% in the same quarter last year. Intangible asset amortization related to acquisitions reduced gross profit by $2.3 million or 70 basis points in 2022. Strategic pricing and lower inventory charges associated with APR products helped to mitigate the higher material costs and a less favorable product mix.
We have implemented price increases in response to the inflation we are seeing in electronic components, resins and other inputs. While there could be a number of scenarios on the length of time that these challenges may persist, we could see these impact our business for the foreseeable future with more meaningful impact over the coming quarters. We will continue to evaluate additional pricing opportunities as we continue to navigate inflationary pressures.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $78.6 million during the first quarter of 2022, an increase of $3.1 million or 4.1% from a year ago. Overall, selling, general and administrative expenses were 23.8% of net sales during the first quarter of 2022, compared to 24.5% of net sales during the same period in 2021.  Organic constant currency SG&A increased $1 million or 1.4% demonstrating strong leverage on revenue growth.
Please refer to the Selling, general and administrative expenses table for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended March 31, 2022 versus March 31, 2021
(Percent Change)	Consolidated
GAAP reported change	4.1%
Currency translation effects	1.6%
Constant currency change	5.7%
Less: Acquisitions and related strategic transaction costs	(4.3)%
Organic constant currency change	1.4%
Research and development expense. Research and development expense was $13.3 million during the first quarter of 2022, an increase of $0.1 million, compared to $13.2 million during the first quarter of 2021. Research and development expense was 4.0% of net sales in the first quarter of 2022 compared to 4.3% in the same period of 2021. We continue to develop new products for global safety markets, including the Altair io 4 and V-Gard C1. During the first quarter of 2022, we capitalized $2.2 million of software development costs.
Restructuring charges. Restructuring charges during the first quarter of 2022, were $2.2 million primarily related to activities to improve the efficiency of our business model. This compared to restructuring charges of $1.3 million during the first quarter of 2021, primarily related to our ongoing initiatives to drive profitable growth and right size our operations. We remain focused on executing programs to optimize our cost structure.
Currency exchange. Currency exchange losses were $3.3 million in the first quarter of 2022 compared to gains of $2.1 million in the first quarter of 2021. Currency exchange in both periods were related to foreign currency exposure on unsettled inter-company balances, relating to the euro and British pound.
Refer to Note 16—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for both the three months ended March 31, 2022 and 2021 was $2.8 million. Product liability expense for both periods related primarily to defense costs incurred for cumulative trauma product liability claims.
GAAP operating income. Consolidated operating income for the first quarter of 2022 was $42.7 million compared to $44.1 million in the same period last year. The decrease in operating income was primarily driven by higher currency exchange losses relating to the euro and British pound, partially offset by an increase in sales associated with acquisitions and organic business activity.
Adjusted operating income. Americas adjusted operating income for the first quarter of 2022 was $52.4 million, an increase of $7.2 million or 16% compared to $45.2 million from the prior year quarter. The increase in adjusted operating income is primarily attributable to higher sales volumes driven by both acquisitions and organic business activity, partially offset by higher SG&A.

International adjusted operating income for the first quarter of 2022 was $9.0 million, an increase of $0.2 million, or 3%, compared to $8.8 million in the prior year quarter. The increase in adjusted operating income is primarily attributable to higher revenue driven by both acquisitions and organic business activity as well as various initiatives to deliver cost savings, partially offset by less favorable product mix.
Corporate segment adjusted operating loss for the first quarter of 2022 was $7.6 million, an increase of $1.1 million compared to an adjusted operating loss of $6.5 million in the first quarter of 2021 due to higher SG&A expense.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income	Three Months Ended March 31, 2022
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$225,648	$105,044	$—	$330,692
GAAP operating income				42,668
Restructuring charges (Note 3)				2,189
Currency exchange losses, net (Note 6)				3,271
Product liability expense (Note 18)				2,772
Acquisition related costs (Note 14)(a)				2,943
Adjusted operating income (loss)	52,435	9,024	(7,616)	53,843
Adjusted operating margin %	23.2%	8.6%
Depreciation and amortization(a)				11,829
Adjusted EBITDA	60,796	12,362	(7,486)	65,672
Adjusted EBITDA %	26.9%	11.8%

Adjusted operating income	Three Months Ended March 31, 2021
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$208,340	$100,088	$—	$308,428
GAAP operating income				44,083
Restructuring charges (Note 3)				1,308
Currency exchange gains, net (Note 6)				(2,099)
Product liability expense (Note 18)				2,796
Acquisition related costs (Note 14)(a)				1,373
Adjusted operating income (loss)	45,195	8,792	(6,526)	47,461
Adjusted operating margin %	21.7%	8.8%
Depreciation and amortization(a)				10,504
Adjusted EBITDA	52,229	12,165	(6,429)	57,965
Adjusted EBITDA %	25.1%	12.2%
(a) Acquisition related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during due diligence and integration. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income. Acquisition-related costs also include the acquisition related amortization, which is included in Cost of products sold in the unaudited Condensed Consolidated Statements of Income.
Note: Adjusted operating income (loss) and adjusted EBITDA are non-GAAP financial measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is reconciled above to the nearest GAAP financial measure, Operating income (loss), and excludes restructuring, currency exchange, product liability expense and acquisition related costs. Adjusted EBITDA is reconciled above to the nearest GAAP financial measure, Operating income (loss) and excludes depreciation and amortization expense.
Total other income, net. Total other income, net, for the first quarter of 2022 was $2.7 million, compared to $2.3 million for the same period in 2021 driven primarily by higher pension income driven by a higher expected rate of return, partially offset by higher interest expense related to the Bacharach acquisition.

Income taxes. The reported effective tax rate for the first quarter of 2022 was 21.7% compared to 21.0% for the first quarter of 2021. This increase from the prior year is attributable to a decrease in benefits related to certain share based payments.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income attributable to MSA Safety Incorporated. Net income was $35.5 million for the first quarter of 2022, or $0.90 per diluted share compared to net income of $36.5 million, or $0.92 per diluted share, for the same period last year.
Non-GAAP Financial Information
We may provide information regarding financial measures such as organic constant currency changes, financial measures excluding the impact of acquisitions and related acquisition related costs (including acquisition related amortization), adjusted operating income, adjusted operating margin percentage, adjusted EBITDA and adjusted EBITDA margin percentage, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net sales, selling, general and administrative expense, operating income or net income as a measure of operating performance. We believe that the use of these non-GAAP financial measures provide investors with additional useful information and provide a more complete understanding of the underlying results. Because not all companies use identical calculations, these presentations may not be comparable to similarly titled measures from other companies. For more information about these non-GAAP measures and a reconciliation to the nearest U.S. GAAP measure, please refer to the reconciliations referenced above in Management's Discussion & Analysis section and in Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, declared dividend payments and acquisitions. At March 31, 2022, approximately 45% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2026. At March 31, 2022, approximately 81% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At March 31, 2022, the Company had cash and cash equivalents totaling $147.3 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy that prioritizes growth investments, funding our dividends and servicing debt obligations. Cash, cash equivalents and restricted cash increased $6.3 million during the three months ended March 31, 2022, compared to increasing $24.0 million during the same period in 2021. We believe MSA's healthy balance sheet and access to significant capital at March 31, 2022, positions us well to navigate through challenging business conditions.
Operating activities. Operating activities provided cash of $24.5 million during the three months ended March 31, 2022, compared to providing $45.6 million during the same period in 2021. The decreased operating cash flow as compared to the same period in 2021 was primarily related to working capital requirements, notably increased inventory related to increased backlog.
Collections from insurance companies exceeded payments for subsidiary MSA LLC's product liability claims by $2.1 million in the three months ended March 31, 2022, compared to product liability claim payments of $5.7 million, net of collections from insurance companies, in the same period of 2021. MSA LLC funds its operating expenses and legal liabilities from its own operating cash flow and other investments, as well as limited amounts of insurance reimbursements and intercompany notes. MSA LLC is not party to the Company's credit facility. Now that MSA LLC is largely self-insured for its historical cumulative trauma product liability claims, associated insurance reimbursements received in any given period are limited, and generally do not fully offset cash outlay in that same period. In recent years, MSA LLC’s contingent liabilities have been funded without a material impact on the Company’s consolidated capital allocation priorities.
Investing activities. Investing activities provided cash of $1.1 million during the three months ended March 31, 2022, compared to using $52.5 million during the same period in 2021. Maturities of short-term investments, net of purchases, partially offset by capital expenditures, drove cash inflows from investing activities during the three months ended March 31, 2022, while the acquisition of Bristol and capital expenditures, partially offset by maturities of short-term investments, net of purchases, drove cash outflows from investing activities during the same period in 2021. During the three months ended March 31, 2022, we incurred capital expenditures of $8.0 million, including $2.2 million associated with software development, compared to capital expenditures of $9.6 million, including $2.0 million associated with software development and other growth programs, in the same period in 2021. We also remain active in evaluating additional acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities used cash of $15.9 million during the three months ended March 31, 2022, compared to providing cash of $31.6 million during the same period in 2021. During the three months ended March 31, 2022, we had net proceeds from long-term debt of $5.0 million as compared to net proceeds from long-term debt of $52.0 million to fund the acquisition of Bristol during the same period in 2021. We paid cash dividends of $17.3 million during the three months ended March 31, 2022, compared to $16.8 million in the same period in 2021. We also used cash of $3.7 million during the three months ended March 31, 2022 to repurchase shares, compared to using $5.3 million during the same period in 2021.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at March 31, 2022, resulted in a translation gain of $5.9 million being recorded to the cumulative translation adjustments shareholders' equity account during the three months ended March 31, 2022, compared to a $10.3 million translation loss being recorded to the cumulative translation adjustments account during the same period in 2021.
COMMITMENTS AND CONTINGENCIES
We made contributions of $1.9 million to our pension plans during the three months ended March 31, 2022. We expect to make total contributions of approximately $7.7 million to our pension plans in 2022 primarily associated with statutorily required plans in the International segment.

The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2022, totaling $8.9 million, of which $1.5 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2022, the Company has $0.5 million of restricted cash in support of these arrangements.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We evaluate these estimates and judgments on an on-going basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our unaudited condensed consolidated financial statements.
The more critical judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $14.3 million or 4.3% and $1.1 million or 3.0%, respectively, for the three months ended March 31, 2022.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2022, we had open foreign currency forward contracts with a U.S. dollar notional value of $99.9 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $10.0 million increase or decrease in the fair value of these contracts at March 31, 2022.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At March 31, 2022, we had $272.2 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $9.8 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At March 31, 2022, we had $329.9 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates would have a $3.6 million impact on future annual earnings under our current capital structure.

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
Our mission, reputation and business success rely on our ability to design and provide safe, high quality and reliable products that earn and maintain customer trust. Our products are often used in high-risk and unpredictable environments, and MSA and its subsidiaries face an inherent business risk of exposure to product liability claims. In the event the parties using our products are injured or any of our products prove to be defective, we could be subject to claims. In addition, we may be required to or may voluntarily recall or redesign certain products or components due to concern about product safety, quality, or reliability. Any significant claims, recalls or field actions that result in significant expense or negative publicity against us could have a material adverse effect on our business, operating results, financial condition and liquidity, including any successful claim brought against us in excess or outside of available insurance coverage.
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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,691 cumulative trauma lawsuits comprised of 4,595 claims at March 31, 2022. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma or coal worker’s pneumoconiosis. A reserve has been established with respect to estimated amounts for cumulative trauma product liability claims currently asserted, as well as, incurred but not reported (“IBNR”) cumulative trauma product liability claims. Because our cumulative trauma product liability risk is subject to inherent uncertainties, and since MSA LLC is largely self-insured, there can be no certainty that MSA LLC may not ultimately incur losses in excess of presently recorded liabilities. Many factors affecting cumulative trauma product liability claims may change over time or as a result of sudden unfavorable events within a single reporting period. Associated losses could have a material adverse effect on our business, operating results, financial condition and liquidity, or could result in volatility from period to period.
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
In the normal course of business, MSA LLC makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $126.4 million and notes receivables of $48.8 million at March 31, 2022. Since MSA LLC is now largely self-insured for cumulative trauma claims, additional amounts recorded as insurance receivables will be limited. Amounts recorded as insurance receivables are based on the amount of future losses presently recorded in the cumulative trauma product liability reserve. These projected future losses are used to calculate contingent reimbursements deemed probably of collection under negotiated Coverage-in-Place Agreements. Reimbursements are calculated based on modeled assumptions, including claims composition, claims characteristics, and timing (each of which are relevant to calculating reimbursement under the terms of Coverage-In-Place Agreements). These factors, and the potential for future insurer insolvencies, could affect the timing and amount of receivables actually collected in any given period or in total.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2022	165	$150.96	—	431,639
February 2022	665	137.92	—	417,758
March 2022	27,536	128.64	—	423,310
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

MSA SAFETY INCORPORATED

April 29, 2022	/s/ Kenneth D. Krause
Kenneth D. Krause
Sr. Vice President, Chief Financial Officer and Treasurer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)