Form 10-Q
period 2022-06-30
MSA Safety Inc
filed 2022-07-28
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022
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
As of July 22, 2022, 39,125,719 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net sales	$372,313	$341,289	$703,005	$649,717
Cost of products sold	207,913	188,289	395,821	361,934
Gross profit	164,400	153,000	307,184	287,783

Selling, general and administrative	86,076	83,426	164,625	158,889
Research and development	15,268	13,970	28,601	27,204
Restructuring charges (Note 3)	57	7,078	2,247	8,385
Currency exchange (gains) losses, net	(1,463)	1,640	1,809	(459)
Product liability expense (Note 18)	2,926	11,751	5,698	14,547
Operating income	61,536	35,135	104,204	79,217

Interest expense	4,578	2,172	8,196	4,082
Other income, net	(6,419)	(2,293)	(12,762)	(6,506)
Total other income, net	(1,841)	(121)	(4,566)	(2,424)

Income before income taxes	63,377	35,256	108,770	81,641
Provision for income taxes (Note 10)	15,684	9,808	25,535	19,557
Net income	47,693	25,448	83,235	62,084

Net income attributable to noncontrolling interests	—	(262)	—	(448)

Net income attributable to MSA Safety Incorporated	$47,693	$25,186	$83,235	$61,636

Earnings per share attributable to MSA Safety Incorporated common shareholders (Note 9):
Basic	$1.21	$0.64	$2.12	$1.57
Diluted	$1.21	$0.64	$2.11	$1.56
Dividends per common share	$0.46	$0.44	$0.90	$0.87

*Prior periods have been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$47,693	$25,448	$83,235	$62,084
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 6)	(31,606)	6,018	(25,714)	(4,205)
Pension and post-retirement plan actuarial gains, net of tax (Note 6)	2,330	3,657	4,594	7,369
Unrealized (losses) gains on available-for-sale securities (Note 6)	(9)	1	(18)	(4)
Total other comprehensive (loss) income, net of tax	(29,285)	9,676	(21,138)	3,160
Comprehensive income	18,408	35,124	62,097	65,244
Less: Comprehensive income attributable to noncontrolling interests	—	(135)	—	(356)
Comprehensive income attributable to MSA Safety Incorporated	$18,408	$34,989	$62,097	$64,888

*Prior periods have been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$134,047	$140,895
Trade receivables, less allowance for credit loss of $6,051 and $5,789	265,290	254,187
Inventories (Note 4)	341,544	280,617
Investments, short-term (Note 17)	34,857	48,974
Prepaid income taxes	26,789	21,235
Notes receivable, insurance companies (Note 18)	3,972	3,914
Prepaid expenses and other current assets	37,980	42,982
Total current assets	844,479	792,804

Property, plant and equipment, net (Note 5)	203,036	207,793
Operating lease right-of-use assets, net	46,641	50,178
Prepaid pension cost (Note 15)	176,373	163,283
Deferred tax assets (Note 10)	33,724	35,257
Goodwill (Note 13)	619,449	636,858
Intangible assets, net (Note 13)	290,221	306,948
Notes receivable, insurance companies, noncurrent (Note 18)	45,161	44,626
Insurance receivables (Note 18) and other noncurrent assets	149,363	158,649
Total assets	$2,408,447	$2,396,396

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$7,433	$—
Accounts payable	111,861	106,780
Employees’ compensation	38,197	49,884
Insurance and product liability (Note 18)	58,661	55,125
Income taxes payable (Note 10)	19,058	5,366
Accrued restructuring and other current liabilities	101,048	113,451
Total current liabilities	336,258	330,606

Long-term debt, net (Note 12)	615,778	597,651
Pensions (Note 15) and other employee benefits	181,958	189,973
Noncurrent operating lease liabilities	37,626	40,706
Deferred tax liabilities (Note 10)	31,342	33,337
Product liability (Note 18) and other noncurrent liabilities	367,415	369,735
Total liabilities	$1,570,377	$1,562,008

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	267,645	260,121
Treasury shares, at cost (Note 7)	(360,914)	(330,376)
Accumulated other comprehensive loss (Note 6)	(170,278)	(149,140)
Retained earnings	1,098,048	1,050,214
Total shareholders’ equity	838,070	834,388
Total liabilities and shareholders’ equity	$2,408,447	$2,396,396
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2022	2021
Operating Activities
Net income	$83,235	$62,084
Depreciation and amortization	28,087	22,088
Stock-based compensation (Note 11)	8,358	10,695
Pension (income) expense (Note 15)	(5,304)	919
Deferred income tax benefit (Note 10)	(1,526)	(3,415)
Loss on asset dispositions, net	124	48
Pension contributions (Note 15)	(3,829)	(3,845)
Currency exchange losses (gains), net	1,809	(459)
Product liability expense (Note 18)	5,698	14,547
Collections on insurance receivables and notes receivable, insurance companies (Note 18)	3,906	6,069
Product liability payments (Note 18)	(3,653)	(22,574)
Changes in:
Trade receivables	(12,505)	27,248
Inventories (Note 4)	(69,726)	(21,561)
Accounts payable	7,106	(1,563)
Other current assets and liabilities	(3,590)	(6,503)
Other noncurrent assets and liabilities	1,786	136
Cash Flow From Operating Activities	39,976	83,914
Investing Activities
Capital expenditures	(19,805)	(20,288)
Acquisition, net of cash acquired (Note 14)	—	(62,992)
Purchase of short-term investments (Note 17)	(54,793)	(74,955)
Proceeds from maturities of short-term investments (Note 17)	69,000	100,000
Property disposals and other investing	—	60
Cash Flow Used in Investing Activities	(5,598)	(58,175)
Financing Activities
Proceeds from long-term debt (Note 12)	572,000	605,733
Payments on long-term debt (Note 12)	(535,000)	(578,729)
Debt issuance costs	—	(1,494)
Cash dividends paid	(35,401)	(34,067)
Company stock purchases (Note 7)	(32,156)	(5,511)
Exercise of stock options (Note 7)	298	2,161
Employee stock purchase plan (Note 7)	486	452
Cash Flow Used In Financing Activities	(29,773)	(11,455)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,474)	(907)
(Decrease) Increase in cash, cash equivalents and restricted cash	(5,869)	13,377
Beginning cash, cash equivalents and restricted cash	141,438	161,034
Ending cash, cash equivalents and restricted cash	$135,569	$174,411

Supplemental cash flow information:
Cash and cash equivalents	$134,047	$174,078
Restricted cash included in prepaid expenses and other current assets	1,522	333
Total cash, cash equivalents and restricted cash	$135,569	$174,411

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

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS
Unaudited

(In thousands, except per share amounts)	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests
Balances March 31, 2021	$1,122,722	$(188,948)	$8,214
Net income	25,448	—	—
Foreign currency translation adjustments	—	6,018	—
Pension and post-retirement plan adjustments, net of tax of $1,139	—	3,657	—
Unrealized net gains on available-for-sale securities (Note 17)	—	1	—
Income attributable to noncontrolling interests	(262)	127	135
Common dividends ($0.44 per share)	(17,237)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances June 30, 2021	$1,130,661	$(179,145)	$8,349

Balances March 31, 2022	$1,068,464	$(140,993)	$—
Net income	47,693	—	—
Foreign currency translation adjustments	—	(31,606)	—
Pension and post-retirement plan adjustments, net of tax of $950	—	2,330	—
Unrealized net losses on available-for-sale securities (Note 17)	—	(9)	—
Common dividends ($0.46 per share)	(18,099)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances June 30, 2022	$1,098,048	$(170,278)	$—

Balances December 31, 2020	$1,103,092	$(182,397)	$7,993
Net income	62,084	—	—
Foreign currency translation adjustments	—	(4,205)	—
Pension and post-retirement plan adjustments, net of tax of $2,223	—	7,369	—
Unrecognized net losses on available-for-sale securities (Note 17)	—	(4)	—
Income attributable to noncontrolling interests	(448)	92	356
Common dividends ($0.87 per share)	(34,047)	—	—
Preferred dividends ($0.5625 per share)	(20)	—	—
Balances June 30, 2021	$1,130,661	$(179,145)	$8,349

Balances December 31, 2021	$1,050,214	$(149,140)	$—
Net income	83,235	—	—
Foreign currency translation adjustments	—	(25,714)	—
Pension and post-retirement plan adjustments, net of tax of $1,966	—	4,594	—
Unrecognized net losses on available-for-sale securities (Note 17)	—	(18)	—
Common dividends ($0.90 per share)	(35,381)	—	—
Preferred dividends ($0.5625 per share)	(20)	—	—
Balances June 30, 2022	$1,098,048	$(170,278)	$—

*Prior periods have been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The condensed consolidated financial statements of MSA Safety Incorporated and its subsidiaries ("MSA" or "the Company") are unaudited. These unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2021, Balance Sheet data was derived from the audited Consolidated Balance Sheet, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2021, which includes all disclosures required by U.S. GAAP.
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
The Company's net cash pool position consisted of the following:

(In thousands)	June 30, 2022
Gross cash pool position	$62,496
Less: cash pool borrowings	(60,062)
Net cash pool position	$2,434
Note 3—Restructuring Charges

During the three and six months ended June 30, 2022, we recorded restructuring charges of $0.1 million and $2.2 million, respectively. International segment restructuring charges of $2.1 million during the six months ended June 30, 2022, were primarily related to the implementation of our new European Shared Service Center in Warsaw, Poland. Americas segment restructuring charges of $0.3 million during the six months ended June 30, 2022, were primarily related to initiatives to optimize our manufacturing footprint.
During the three and six months ended June 30, 2021, we recorded restructuring charges of $7.1 million and $8.4 million, respectively. International segment restructuring charges of $7.6 million during the six months ended June 30, 2021, were primarily related to our ongoing initiatives to drive profitable growth and rightsize our operations. Americas segment restructuring charges of $0.8 million during the six months ended June 30, 2021, were primarily related to costs associated with our global Fixed Gas & Flame Detection manufacturing footprint optimization as well as programs to adjust our operations in response to current business conditions.

Activity and reserve balances for restructuring charges by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2020	$2.8	$19.3	$0.4	$22.5
Restructuring charges	4.6	11.2	0.6	16.4
Currency translation	(0.1)	(0.2)	—	(0.3)
Cash payments / utilization	(4.0)	(12.9)	(0.7)	(17.6)
Reserve balances at December 31, 2021	$3.3	$17.4	$0.3	$21.0
Restructuring charges (releases)	0.3	2.1	(0.2)	2.2
Currency translation and other adjustments	0.1	(1.4)	—	(1.3)
Cash payments	(2.2)	(3.8)	—	(6.0)
Reserve balances at June 30, 2022	$1.5	$14.3	$0.1	$15.9
Restructuring reserves are included in Accrued restructuring and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets.
Note 4—Inventories
The following table sets forth the components of inventory:

(In thousands)	June 30, 2022	December 31, 2021
Finished products	$92,068	$87,657
Work in process	18,579	6,534
Raw materials and supplies	230,897	186,426
Total inventories	$341,544	$280,617
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	June 30, 2022	December 31, 2021
Land	$4,888	$5,131
Buildings	137,924	136,272
Machinery and equipment	448,686	435,652
Construction in progress	25,662	36,552
Total	617,160	613,607
Less: accumulated depreciation	(414,124)	(405,814)
Property, plant and equipment, net	$203,036	$207,793

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	MSA Safety Incorporated		Noncontrolling Interests
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(55,032)	$(111,840)	$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	(48)	(24)	—	—
Recognized net actuarial losses (Note 15)	3,328	4,820	—	—
Tax benefit	(950)	(1,139)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	2,330	3,657	—	—
Balance at end of period	$(52,702)	$(108,183)	$—	$—
Available-for-sale securities
Balance at beginning of period	$(14)	$(6)	$—	$—
Unrealized net (losses) gains on available-for-sale securities (Note 17)	(9)	1	—	—
Balance at end of period	$(23)	$(5)	$—	$—
Foreign currency translation
Balance at beginning of period	$(85,947)	$(77,102)	$—	$617
Foreign currency translation adjustments	(31,606)	6,145	—	(127)
Balance at end of period	$(117,553)	$(70,957)	$—	$490
(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 15—Pensions and Other Post-retirement Benefits).

	MSA Safety Incorporated		Noncontrolling Interests
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(57,296)	$(115,552)	$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	(96)	(48)	—	—
Recognized net actuarial losses (Note 15)	6,656	9,640	—	—
Tax benefit	(1,966)	(2,223)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	4,594	7,369	—	—
Balance at end of period	$(52,702)	$(108,183)	$—	$—
Available-for-sale securities
Balance at beginning of period	$(5)	$(1)	$—	$—
Unrealized net losses on available-for-sale securities (Note 17)	(18)	(4)	—	—
Balance at end of period	$(23)	$(5)	$—	$—
Foreign currency translation
Balance at beginning of period	$(91,839)	$(66,844)	$—	$582
Foreign currency translation adjustments	(25,714)	(4,113)	—	(92)
Balance at end of period	$(117,553)	$(70,957)	$—	$490
(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 15—Pensions and Other Post-retirement Benefits).
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,998 shares held in treasury at June 30, 2022. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no treasury purchases of preferred stock shares during both the six months ended June 30, 2022 and 2021. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of June 30, 2022.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2021. No new shares were issued during the six months ended June 30, 2022, or 2021. There were 39,124,837 and 39,276,518 shares outstanding at June 30, 2022 and December 31, 2021, respectively.
Treasury Shares - The Company's share repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the six months ended June 30, 2022, 231,835 shares were repurchased under this program. During the six months ended June 30, 2021, no shares were repurchased under this program. There were 22,956,554 and 22,804,873 Treasury Shares at June 30, 2022 and December 31, 2021, respectively.
The Company issues Treasury Shares for all stock-based compensation plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 110,696 and 33,625 Treasury Shares issued for these purposes during the six months ended June 30, 2022 and 2021, respectively.

Common stock activity is summarized as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$262,627	$(331,160)	$245,887	$(329,615)
Stock compensation expense	4,629	—	7,403	—
Restricted and performance stock awards	(201)	201	(170)	170
Stock options exercised	166	80	244	126
Treasury shares purchased for stock compensation programs	—	(272)	—	(163)
Employee stock purchase program	424	62	409	43
Share repurchase program	—	(28,225)	—	—
Balance at end of period	$267,645	$(359,314)	$253,773	$(329,439)

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$260,121	$(328,776)	$242,693	$(326,156)
Stock compensation expense	8,358	—	10,695	—
Restricted and performance stock awards	(1,461)	1,461	(1,502)	1,502
Stock options exercised	203	95	1,478	683
Treasury shares purchased for stock compensation programs	—	(3,931)	—	(5,511)
Employee stock purchase program	424	62	409	43
Share repurchase program	—	(28,225)	—	—
Balance at end of period	$267,645	$(359,314)	$253,773	$(329,439)

Note 8—Segment Information
We are organized into four geographical operating segments that are based on management responsibilities: Northern North America, Latin America, Europe, Middle East & Africa, and Asia Pacific. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: Americas, International, and Corporate.
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
Reportable segment information is presented in the following table:

(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated Totals
Three Months Ended June 30, 2022
Sales to external customers	$252,386	$119,927	$—	$372,313
Operating income				61,536
Restructuring charges (Note 3)				57
Currency exchange gains, net				(1,463)
Product liability expense (Note 18)				2,926
Acquisition related costs(a)				2,557
Adjusted operating income (loss)	57,141	17,207	(8,735)	65,613
Adjusted operating margin %	22.6%	14.3%
Depreciation and amortization(a)				11,604
Adjusted EBITDA	65,461	20,370	(8,614)	77,217
Adjusted EBITDA margin %	25.9%	17.0%
Six Months Ended June 30, 2022
Sales to external customers	$478,034	$224,971	$—	$703,005
Operating income				104,204
Restructuring charges (Note 3)				2,247
Currency exchange losses, net				1,809
Product liability expense (Note 18)				5,698
Acquisition related costs(a)				5,499
Adjusted operating income (loss)	109,577	26,196	(16,316)	119,457
Adjusted operating margin %	22.9%	11.6%
Depreciation and amortization(a)				23,420
Adjusted EBITDA	126,256	32,698	(16,077)	142,877
Adjusted EBITDA margin %	26.4%	14.5%

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

(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated Totals
Three Months Ended June 30, 2021
Sales to external customers	$217,707	$123,582	$—	$341,289
Operating income				35,135
Restructuring charges (Note 3)				7,078
Currency exchange losses, net				1,640
Product liability expense (Note 18)				11,751
Acquisition related costs(a)				3,168
Adjusted operating income (loss)	49,319	20,444	(10,991)	58,772
Adjusted operating margin %	22.7%	16.5%
Depreciation and amortization				11,584
Adjusted EBITDA	57,218	24,024	(10,886)	70,356
Adjusted EBITDA margin %	26.3%	19.4%
Six Months Ended June 30, 2021
Sales to external customers	$426,046	$223,671	$—	$649,717
Operating income				79,217
Restructuring charges (Note 3)				8,385
Currency exchange gains, net				(459)
Product liability expense (Note 18)				14,547
Acquisition related costs(a)				4,541
Adjusted operating income (loss)	94,512	29,201	(17,482)	106,231
Adjusted operating margin %	22.2%	13.1%
Depreciation and amortization				22,088
Adjusted EBITDA	109,444	36,154	(17,279)	128,319
Adjusted EBITDA margin %	25.7%	16.2%

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

Total sales by product group was as follows:

Three Months Ended June 30, 2022	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$91,950	25%	$64,610	26%	27,340	23%
Fixed Gas & Flame Detection (a)	80,498	22%	50,514	20%	29,984	25%
Firefighter Helmets & Protective Apparel	47,899	13%	35,037	14%	12,862	11%
Portable Gas Detection	44,892	12%	31,665	13%	13,227	11%
Industrial Head Protection	43,724	12%	34,023	13%	9,701	8%
Fall Protection	26,614	7%	17,005	7%	9,609	8%
Other (b)	36,736	9%	19,532	7%	17,204	14%
Total	$372,313	100%	$252,386	100%	$119,927	100%

Six Months Ended June 30, 2022	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$162,901	23%	$115,008	24%	$47,893	21%
Fixed Gas & Flame Detection (a)	163,575	23%	105,135	22%	58,440	26%
Firefighter Helmets & Protective Apparel	96,360	14%	68,513	14%	27,847	12%
Portable Gas Detection	81,635	12%	57,456	12%	24,179	11%
Industrial Head Protection	79,881	11%	62,188	13%	17,693	8%
Fall Protection	51,275	7%	33,282	7%	17,993	8%
Other (b)	67,378	10%	36,452	8%	30,926	14%
Total	$703,005	100%	$478,034	100%	$224,971	100%

Three Months Ended June 30, 2021	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$76,659	22%	$51,436	24%	$25,223	20%
Fixed Gas & Flame Detection	64,920	19%	36,950	17%	27,970	23%
Firefighter Helmets & Protective Apparel	53,121	16%	36,424	17%	16,697	14%
Portable Gas Detection	38,820	11%	25,393	12%	13,427	11%
Industrial Head Protection	38,155	11%	28,820	13%	9,335	8%
Fall Protection	30,809	9%	17,677	8%	13,132	11%
Other (b)	38,805	12%	21,007	9%	17,798	13%
Total	$341,289	100%	$217,707	100%	$123,582	100%

Six Months Ended June 30, 2021	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$146,304	23%	$100,234	24%	$46,069	21%
Fixed Gas & Flame Detection	125,039	19%	73,227	17%	51,811	23%
Firefighter Helmets & Protective Apparel	99,131	15%	71,413	17%	27,719	12%
Portable Gas Detection	76,249	12%	51,095	12%	25,154	11%
Industrial Head Protection	70,851	11%	53,931	13%	16,920	8%
Fall Protection	56,876	9%	33,349	8%	23,526	11%
Other (b)	75,267	11%	42,797	9%	32,472	14%
Total	$649,717	100%	$426,046	100%	$223,671	100%
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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income	$47,693	$25,186	$83,235	$61,636
Preferred stock dividends	(10)	(10)	(20)	(20)
Net income available to common equity	47,683	25,176	83,215	61,616
Dividends and undistributed earnings allocated to participating securities	(8)	(8)	(13)	(22)
Net income available to common shareholders	47,675	25,168	83,202	61,594

Basic weighted-average shares outstanding	39,266	39,167	39,279	39,131
Stock-based compensation awards	155	253	193	290
Diluted weighted-average shares outstanding	39,421	39,420	39,472	39,421
Antidilutive stock options	—	—	—	—

Earnings per share:
Basic	$1.21	$0.64	$2.12	$1.57
Diluted	$1.21	$0.64	$2.11	$1.56

*Prior periods have been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
Note 10—Income Taxes
The Company's effective tax rate for the second quarter of 2022 was 24.7%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to state income taxes and increased profitability in higher tax jurisdictions. The Company's effective tax rate for the second quarter of 2021 was 27.8%, which differs from the U.S. federal statutory rate of 21% primarily due to statutory rate increases in foreign jurisdictions and nondeductible executive compensation, partially offset by tax benefits on certain share-based payments.
On June 10, 2021 the United Kingdom ("U.K.") Parliament announced royal assent for Bill No. 12, on the Finance Act of 2021. This bill will increase the statutory rate from 19% to 25% in April 2023. The Company recorded this impact on its deferred tax balances in the second quarter of 2021.
The Company's effective tax rate for the six months ended June 30, 2022, was 23.5% which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes. The Company's effective tax rate for the six months ended June 30, 2021, was 24.0%, which differs from the U.S. federal statutory rate of 21% primarily due to statutory rate increases in foreign jurisdictions and nondeductible executive compensation, partially offset by tax benefits on certain share-based payments.
At June 30, 2022, the Company had a gross liability for unrecognized tax benefits of $4.8 million. The Company has recognized tax benefits associated with these liabilities of $2.3 million at June 30, 2022. The gross liability includes amounts associated with foreign tax exposure in prior periods.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's liability for accrued interest related to uncertain tax positions was $0.9 million at June 30, 2022.
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
Stock compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Stock compensation expense	$4,629	$7,403	$8,358	$10,695
Income tax benefit	1,134	1,784	2,048	2,577
Stock compensation expense, net of tax	$3,495	$5,619	$6,310	$8,118
A summary of stock option activity for the six months ended June 30, 2022, follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	161,701	$45.47
Exercised	(6,439)	46.29
Outstanding at June 30, 2022	155,262	45.44
Exercisable at June 30, 2022	155,217	$45.44
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the six months ended June 30, 2022, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	118,343	$132.62
Granted	63,321	133.71
Vested	(43,382)	114.09
Forfeited	(3,308)	134.80
Unvested at June 30, 2022	134,974	$139.03
Performance stock units that have a market condition modifier are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units granted in 2022 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period plus an additional modifier based on total shareholder return ("TSR") over the performance period. The following weighted average assumptions were used in estimating the fair value of the performance stock units granted during the six months ended June 30, 2022.

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

A summary of performance stock unit activity for the six months ended June 30, 2022, follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	193,335	$129.86
Granted	81,504	142.38
Performance adjustments	(22,147)	99.84
Vested	(55,447)	101.38
Forfeited	(2,582)	147.20
Unvested at June 30, 2022	194,663	$146.40
The performance adjustments above relate primarily to the final number of shares issued for the 2019 performance unit awards which vested in the first quarter of 2022 at 64.2% of the target award based on both cumulative performance against the EBITDA margin and revenue growth targets and MSA's TSR during the three-year performance period.
Note 12—Long-Term Debt

(In thousands)	June 30, 2022	December 31, 2021
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$66,779	$74,203
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,700	99,694
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,700	99,694
Senior revolving credit facility maturing in 2026, net of debt issuance costs	357,032	324,060
Total	623,211	597,651
Amounts due within one year	7,433	—
Long-term debt, net of debt issuance costs	$615,778	$597,651
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026 and increased the capacity to $900.0 million. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Prime Rate, (iii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iv) the Overnight Bank Funding Rate, plus one half of one percent (0.5%), or (v) the Daily LIBOR Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 2.27% as of June 30, 2022. At June 30, 2022, $539.6 million of the existing $900.0 million Revolving Credit Facility was unused, including letters of credit issued under the Facility. The Facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2021 the Company entered into a Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of June 30, 2022, the Company had issued £54.9 million (approximately $66.9 million at June 30, 2022) of 3.4% Series B Senior Notes due January 22, 2031. Maturities of this note are £6.1 million (approximately $7.4 million at June 30, 2022) due January 22, 2023 with annual maturities of £6.1 million through January 2031.
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
As of June 30, 2022, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2022, totaling $9.8 million, of which $1.5 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2022, the Company has $1.5 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the six months ended June 30, 2022 were as follows:

(In thousands)	Goodwill
Balance at January 1, 2022	$636,858
Measurement Period Adjustment	(1,041)
Currency translation	(16,368)
Balance at June 30, 2022	$619,449
At June 30, 2022, goodwill of $447.6 million and $171.8 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization, during the six months ended June 30, 2022, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2022	$306,948
Amortization expense	(10,473)
Currency translation	(6,254)
Net balance at June 30, 2022	$290,221
At June 30, 2022, the above intangible assets balance includes a trade name related to the Globe acquisition with an indefinite life totaling $60.0 million.

Note 14—Acquisitions
Acquisition of Bacharach
On July 1, 2021, we acquired 100% of the common stock of Bacharach. Bacharach, which is headquartered in New Kensington, PA, is a leader in gas detection technologies used in the heating, ventilation, air conditioning, and refrigeration ("HVAC-R") markets. This acquisition expanded MSA’s gas detection portfolio and leverages MSA’s product and manufacturing expertise into new markets.
The Company finalized the purchase price allocation during the second quarter of 2022. The following table summarizes the fair values of the Bacharach assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	July 1, 2021
Current assets (including cash of $11.7 million)	$32.1
Property, plant and equipment and other noncurrent assets	4.3
Customer relationships	123.0
Developed technology	20.5
Trade name	15.0
Goodwill	193.5
Total assets acquired	388.4
Total liabilities assumed	(47.3)
Net assets acquired	$341.1
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
The Company finalized the purchase price allocation during the first quarter of 2022. The following table summarizes the fair values of the Bristol assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	January 25, 2021
Current assets (including cash of $13.3 million)	$37.1
Net investment in sales-type leases, noncurrent	29.0
Property, plant and equipment and other noncurrent assets	12.0
Customer relationships	4.5
Trade name and other intangible assets	1.4
Goodwill	4.9
Total assets acquired	88.9
Total liabilities assumed	(12.6)
Net assets acquired	$76.3

Note 15—Pensions and Other Post-retirement Benefits
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2022	2021	2022	2021
Three Months Ended June 30,
Service cost	$3,099	$3,242	$82	$99
Interest cost	3,613	2,817	148	116
Expected return on plan assets	(12,418)	(9,147)	—	—
Amortization of prior service cost (credit)	36	66	(84)	(90)
Recognized net actuarial losses	3,018	4,421	310	399
Net periodic benefit (income) cost (a)	$(2,652)	$1,399	$456	$524

Six Months Ended June 30,
Service cost	$6,198	$6,484	$164	$198
Interest cost	7,226	5,634	296	232
Expected return on plan assets	(24,836)	(18,294)	—	—
Amortization of prior service cost (credit)	72	132	(168)	(180)
Recognized net actuarial losses	6,036	8,842	620	798
Settlements	—	(1,879)	—	—
Net periodic benefit (income) cost(a)	$(5,304)	$919	$912	$1,048
(a) Components of net periodic benefit cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Income.
We made contributions of $3.8 million to our pension plans during both the six months ended June 30, 2022 and 2021, respectively. We expect to make total contributions of $7.7 million to our pension plans in 2022, which are primarily associated with statutorily required plans in the International reporting segment.

Note 16—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses (gains), net, in the unaudited Condensed Consolidated Statements of Income. The notional amount of open forward contracts was $102.5 million and $99.0 million at June 30, 2022, and December 31, 2021, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	June 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign exchange contracts: other current liabilities	$861	$128
Foreign exchange contracts: prepaid expenses and other current assets	33	619
The following table presents the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows location and impact of derivative financial instruments:

	Loss Recognized in Income
	Six Months Ended June 30,
(In thousands)	2022	2021
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange (gains) losses, net	$8,449	$1,474
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
We value our investments in available-for-sale marketable securities, primarily fixed income, at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments are classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $34.9 million and $49.0 million as of June 30, 2022 and December 31, 2021, respectively. The fair value was $34.9 million and $49.0 million as of June 30, 2022 and December 31, 2021, respectively, which was reported in Investments, short-term in the accompanying unaudited Condensed Consolidated Balance Sheets. The change in fair value is recorded in Other comprehensive income, net of tax. The Company does not intend to sell, nor is it more likely than not that we will be required to sell, these securities prior to recovery of their cost. As such, management believes that any unrealized gains or losses are temporary and to the extent that unrealized losses are present, management has not identified such losses to be other than temporary in nature. Accordingly, no impairment losses relating to these securities have been recognized.  All investments in marketable securities have maturities of one year or less and are currently in an unrealized gain position as of June 30, 2022.

The reported carrying amount of our fixed rate long-term debt was $266.9 million and $274.3 million at June 30, 2022, and December 31, 2021, respectively. The fair value of this debt was $228.1 million and $279.8 million at June 30, 2022, and December 31, 2021, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 18—Contingencies
Product liability
The Company and its subsidiaries face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. Management has established reserves for the single incident product liability claims of its various subsidiaries, including, asserted single incident product liability claims and incurred but not reported ("IBNR") single incident claims. To determine the reserves, Management makes reasonable estimates of losses for single incident claims based on the number and characteristics of asserted claims, historical experience, sales volumes, expected settlement costs, and other relevant information. The reserve for single incident product liability claims was $1.5 million and $1.4 million at June 30, 2022 and December 31, 2021, respectively. Single incident product liability expense was $0.1 million during both the six months ended June 30, 2022 and 2021. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims.
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve alleged exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. One of the Company's affiliates, Mine Safety Appliances Company, LLC ("MSA LLC"), was named as a defendant in 1,690 lawsuits comprised of 4,660 claims as of June 30, 2022. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The product models alleged were manufactured many years ago by MSA LLC and are no longer sold.
A summary of cumulative trauma product liability lawsuits and asserted cumulative trauma product liability claims activity is as follows:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Open lawsuits, beginning of period	1,675	1,622
New lawsuits	125	432
Settled and dismissed lawsuits	(110)	(379)
Open lawsuits, end of period	1,690	1,675

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Asserted claims, beginning of period	4,554	2,878
New claims	259	2,134
Settled and dismissed claims	(153)	(458)
Asserted claims, end of period	4,660	4,554
The increases in the number of claims in 2021 were largely driven by an increase in claims alleging injuries from exposure to coal dust, including claims brought by plaintiffs' counsel with which MSA LLC does not have substantial prior experience.

Management has established a reserve for MSA LLC's potential exposure to cumulative trauma product liability claims. MSA LLC's total cumulative trauma product liability reserve was $411.8 million, including $5.0 million for claims settled but not yet paid and related defense costs, as of June 30, 2022 and $409.8 million, including $2.5 million for claims settled but not yet paid and related defense costs, December 31, 2021. The reserve includes estimated amounts related to asserted and IBNR asbestos, silica, and coal dust claims expected to be resolved through the year 2074. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims. Defense costs are recognized in the unaudited Condensed Consolidated Statements of Income as incurred.
At June 30, 2022, $49.3 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheets and the remainder, $362.5 million, is recorded in the Product liability and other noncurrent liabilities line. At December 31, 2021, $46.7 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheets and the remainder, $363.1 million, is recorded in the Product liability and other noncurrent liabilities line.
During the quarter ended June 30, 2022, MSA LLC finalized a process that could result in settlements to resolve and dismiss several hundred claims for up to $26.3 million with payments potentially spread across the third quarter of 2022 through the first quarter of 2023. Amounts to resolve these claims have already been accrued as part of the product liability reserve.
Total cumulative trauma liability losses were $2.9 million and $5.7 million for the three and six months ended June 30, 2022 and primarily related to the defense of cumulative trauma product liability claims. Total cumulative trauma liability losses were $24.5 million and $27.5 million for the three and six months ended June 30, 2021 and related to an update to our asserted cumulative trauma product liability reserve as well as the defense of cumulative trauma product liability claims. Uninsured cumulative trauma product liability losses, which were included in Product liability expense on the unaudited Condensed Consolidated Statements of Income, were $2.9 million and $5.7 million for the three and six months ended June 30, 2022 and $11.8 million and $14.5 million for the three and six months ended June 30, 2021, respectively, and represent the total cumulative trauma liability losses net of any estimated insurance receivables as discussed below.
MSA LLC's cumulative trauma product liability reserve is based upon a reasonable estimate of MSA LLC’s current and potential future liability for cumulative trauma product liability claims, in accordance with applicable accounting principles. To develop a reasonable estimate of MSA LLC’s potential exposure to cumulative trauma product liability claims, management performs an annual comprehensive review of MSA LLC’s cumulative trauma product liability claims in consultation with an outside valuation consultant and outside legal counsel. The review process takes into account MSA LLC’s historical claims experience, developments in MSA LLC’s claims experience over the past year, developments in the tort system generally, and any other relevant information. Quarterly, management and outside legal counsel review whether significant new developments have occurred which could materially impact recorded amounts, and if warranted, management reviews changes with an outside valuation consultant. Numerous additional factors, data points, and developments are analyzed during the annual review process.
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
Insurance receivables at June 30, 2022 totaled $126.4 million of which, $8.6 million is reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and $117.8 million is reported in Insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2021 totaled $130.2 million, of which $8.6 million was reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and $121.6 million was reported in Insurance receivable and other noncurrent assets. The vast majority of the $126.4 million insurance receivables balance at June 30, 2022 is attributable to reimbursement believed to be due under the terms of signed Coverage-In-Place Agreements and a portion of this amount represents the estimated recovery of IBNR amounts not yet incurred.
A summary of insurance receivables balance and activity related to cumulative trauma product liability losses is as follows:

(In millions)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance beginning of period	$130.2	$97.0
Additions	0.1	43.5
Collections and other adjustments	(3.9)	(10.3)
Balance end of period	$126.4	$130.2
We record formal notes receivable due from scheduled payment streams according to negotiated settlement agreements with insurers. These amounts are not subject to current coverage litigation.

Notes receivable from insurance companies at June 30, 2022, totaled $49.1 million, of which $4.0 million is reported in Notes receivable, insurance companies, current in the unaudited Condensed Consolidated Balance Sheets and $45.1 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2021 totaled $48.5 million of which $3.9 million was reported in Notes receivable, insurance companies, current in the unaudited Condensed Consolidated Balance Sheets and $44.6 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of notes receivables from insurance companies balance is as follows:

(In millions)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance beginning of period	$48.5	$52.3
Additions	0.6	1.3
Collections	—	(5.1)
Balance end of period	$49.1	$48.5
The vast majority of the insurance receivables balance at June 30, 2022, is attributable to reimbursement under the terms of signed agreements with insurers and is not currently subject to litigation. The collectibility of MSA LLC's insurance receivables and notes receivables is regularly evaluated and we believe that the amounts recorded are probable of collection. The determination that the recorded insurance receivables are probable of collection is based on the terms of the settlement agreements reached with the insurers, our history of collection, and the advice of MSA LLC's outside legal counsel and consultants. Various factors could affect the timing and amount of recovery of the insurance and notes receivables, including assumptions regarding various aspects of the composition and characteristics of future claims (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Agreements) and the extent to which the issuing insurers may become insolvent in the future.
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

The following table reconciles the changes in the Company's accrued warranty reserve:

(In thousands)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Beginning warranty reserve	$12,423	$11,428
Warranty payments	(4,431)	(8,987)
Warranty claims	5,835	10,225
Provision for product warranties and other adjustments	(989)	(243)
Ending warranty reserve	$12,838	$12,423
Warranty expense was $4.8 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.

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
International. Our International segment includes companies in Europe, the Middle East and Africa and the Asia Pacific region. In our largest International subsidiaries (in Germany, France, U.K., Ireland and China), we develop, manufacture and sell a wide variety of products. In China, the products manufactured are sold primarily in China as well as in regional markets. Operations in other International segment countries focus primarily on sales and distribution in their respective home country markets. Although some of these companies may perform limited production, most of their sales are of products manufactured in our plants in Germany, France, the U.S., U.K., Ireland and China or are purchased from third-party vendors.
Within the International segment, during the first quarter of 2022, due to military conflict in Ukraine, we suspended product shipments into Russia and Belarus. The suspension is indefinite. Customers in Russia, Belarus and Ukraine generated approximately $6 million of sales during the year ended December 31, 2021.
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
PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include breathing apparatus in which SCBA is the principal product, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. Core products comprised approximately 90% and 89% of sales for the six months ended June 30, 2022 and 2021, respectively. MSA also maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and often reflect more episodic or contract-driven growth patterns. Key non-core products include air-purifying respirators ("APR"), eye and face protection, ballistic helmets and gas masks.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021
Net Sales. Net sales for the three months ended June 30, 2022, were $372.3 million, an increase of $31.0 million, or 9.1%, compared to $341.3 million in the same period last year, driven by acquisitions and the combination of volume growth and price realization. We saw healthy growth across most core products. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended June 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2022	2021
Consolidated	$372.3	$341.3	$31.0	9.1%
Americas	252.4	217.7	34.7	15.9%
International	119.9	123.6	(3.7)	(3.0)%

Net Sales	Three Months Ended June 30, 2022 versus June 30, 2021
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	15.9%	(3.0)%	9.1%
Currency translation effects	0.3%	8.3%	3.2%
Constant currency sales change	16.2%	5.3%	12.3%
Less: Acquisitions(a)	(5.8)%	(2.9)%	(4.7)%
Organic constant currency change	10.4%	2.4%	7.6%
(a) Includes Bacharach, Inc. and its affiliated companies ("Bacharach"), which was acquired on July 1, 2021.

Note: Organic constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales change is calculated by deducting the percentage impact from acquisitions and currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $252.4 million in the second quarter of 2022, an increase of $34.7 million, or 15.9%, compared to $217.7 million in the second quarter of 2021. Constant currency sales in the Americas segment increased 16.2% compared to the prior year period with organic constant currency growth of 10.4%. The inclusion of Bacharach drove the acquisition related sales. Organic growth was driven by growth across most core products, partially offset by weakness in fall protection and firefighter helmets and protective apparel.
Net sales for the International segment were $119.9 million in the second quarter of 2022, a decrease of $3.7 million, or 3.0%, compared to $123.6 million for the second quarter of 2021. The euro and British pound drove negative currency translation effects. Constant currency sales in the International segment increased 5.3% during the quarter with organic constant currency growth of 2.4%. The inclusion of Bacharach drove acquisition related sales. Organic growth was driven by strength across a number of core products, partially offset by weakness in fall protection and firefighter helmets and protective apparel.
We continued to see strong order growth in the quarter and into July. Our backlog increased to record levels across substantially all core products as a result of an uptick in order pace and ongoing supply chain and labor constraints.
Looking ahead, we continue to operate in a very dynamic environment. There are a number of other evolving factors that will continue to influence our revenue and earnings outlook. These factors include, among other things, supply chain constraints, raw material or semiconductor availability, the risk of additional COVID lockdowns, industrial employment rates, military conflict, currency exchange volatility, the pace of economic recovery, as well as geopolitical risk, particularly as it relates to energy uncertainty which could affect operations and suppliers based in Germany and broader Europe. While we expect sequential improvement in revenue and earnings in the second half of 2022, which could drive high single-digit to double-digit sequential revenue growth, these or other conditions could impact our future results and growth expectations.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.

Gross profit. Gross profit for the second quarter of 2022 was $164.4 million, an increase of $11.4 million or 7.5%, compared to $153.0 million for the second quarter of 2021. The ratio of gross profit to net sales was 44.2% in the second quarter of 2022 compared to 44.8% in the same quarter last year. Intangible asset amortization related to acquisitions reduced gross profit by $2.3 million or 60 basis points in 2022, while inflationary pressures and product warranty charges also negatively impacted gross profit.
We have implemented multiple price increases in response to the inflation we are seeing in electronic components and nearly all inputs. We will continue to evaluate additional pricing opportunities as we continue to navigate inflationary pressures.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $86.1 million during the second quarter of 2022, an increase of $2.7 million or 3.2%, compared to $83.4 million for the same period a year ago. Overall, SG&A expenses were 23.1% of net sales during the second quarter of 2022, compared to 24.4% of net sales during the same period in 2021.  Organic constant currency SG&A increased $4 million or 5.0%, demonstrating strong leverage on the revenue growth. This increase was driven by annual merit increases and increased costs to support higher business activity, which was partially offset by the absence of the 2021 acquisition related costs. 2021 acquisition related costs included higher stock compensation costs and transaction costs. Current period results also benefited from lower costs resulting from prior restructuring initiatives in our International segment.
Please refer to the Selling, general and administrative expenses table for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended June 30, 2022 versus June 30, 2021
(Percent Change)	Consolidated
GAAP reported change	3.2%
Currency translation effects	2.7%
Constant currency change	5.9%
Less: Acquisitions and related strategic transaction costs	(0.9)%
Organic constant currency change	5.0%
Research and development expense. Research and development expense was $15.3 million during the second quarter of 2022, an increase of $1.3 million, compared to $14.0 million during the second quarter of 2021. Research and development expense was 4.1% of net sales in both periods. We continue to develop new products for global safety markets, including the Altair io 4 and V-Gard C1. During the second quarter of 2022, we capitalized $2.1 million of software development costs.
Restructuring charges. Restructuring charges during the second quarter of 2022 were not significant. This compared to restructuring charges of $7.1 million during the second quarter of 2021, primarily related to our ongoing initiatives to drive profitable growth and rightsize our operations. While we saw a reduction in charges in the quarter, we remain focused on identifying and executing programs to optimize our cost structure.
Currency exchange. Currency exchange gains were $1.5 million in the second quarter of 2022 compared to losses of $1.6 million in the second quarter of 2021. Currency exchange in both periods related to foreign currency exposure on unsettled inter-company balances, primarily associated with the euro and British pound. Refer to Note 16—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for three months ended June 30, 2022 was $2.9 million compared to $11.8 million in the same period last year. Product liability expense for the current period related primarily to defense costs incurred for cumulative trauma product liability claims. The expense during the second quarter 2021 related to an increase in the number of asserted claims pending against MSA LLC and a corresponding adjustment to the reserve.
GAAP operating income. Consolidated operating income for the second quarter of 2022 was $61.5 million compared to $35.1 million in the same period last year. The increase in operating income was primarily driven by an increase in sales associated with acquisitions, volume growth, price realization, lower product liability expense and restructuring expense, partially offset by higher SG&A expenses to support higher business activity.
Adjusted operating income. Americas adjusted operating income for the second quarter of 2022 was $57.1 million, an increase of $7.8 million or 15.9% compared to $49.3 million from the prior year quarter. The increase in adjusted operating income is primarily attributable to higher sales volumes driven by both acquisitions and organic business activity, partially offset by higher SG&A to support business growth.

International adjusted operating income for the second quarter of 2022 was $17.2 million, a decrease of $3.2 million, or 15.8%, compared to $20.4 million in the prior year quarter. The decrease in adjusted operating income is primarily attributable to lower revenue and gross margins, as a result of unfavorable currency translation and inflationary pressures, partially offset by lower SG&A expenses.
Corporate segment adjusted operating loss for the second quarter of 2022 was $8.7 million, a decrease of $2.3 million compared to an adjusted operating loss of $11.0 million in the second quarter of 2021, due to lower acquisition related costs related to the July 1, 2021 acquisition of Bacharach.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Three Months Ended June 30, 2022
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$252,386	$119,927	$—	$372,313
GAAP operating income				61,536
Restructuring charges (Note 3)				57
Currency exchange gains, net				(1,463)
Product liability expense (Note 18)				2,926
Acquisition related costs(a)				2,557
Adjusted operating income (loss)	57,141	17,207	(8,735)	65,613
Adjusted operating margin %	22.6%	14.3%
Depreciation and amortization(a)				11,604
Adjusted EBITDA	65,461	20,370	(8,614)	77,217
Adjusted EBITDA margin %	25.9%	17.0%

Adjusted operating income (loss)	Three Months Ended June 30, 2021
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$217,707	$123,582	$—	$341,289
GAAP operating income				35,135
Restructuring charges (Note 3)				7,078
Currency exchange losses, net				1,640
Product liability expense (Note 18)				11,751
Acquisition related costs(a)				3,168
Adjusted operating income (loss)	49,319	20,444	(10,991)	58,772
Adjusted operating margin %	22.7%	16.5%
Depreciation and amortization				11,584
Adjusted EBITDA	57,218	24,024	(10,886)	70,356
Adjusted EBITDA margin %	26.3%	19.4%
(a) Acquisition related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during due diligence and integration. These costs are included in SG&A expense in the unaudited Condensed Consolidated Statements of Income. Acquisition-related costs also include the acquisition related amortization, which is included in Cost of products sold in the unaudited Condensed Consolidated Statements of Income.
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

Total other income, net. Total other income, net, for the second quarter of 2022 was $1.8 million, compared to $0.1 million for the same period in 2021 driven primarily by higher pension income from a higher expected rate of return, partially offset by higher interest expense related to a higher interest rate environment.
Income taxes. The reported effective tax rate for the second quarter of 2022 was 24.7% compared to 27.8% for the second quarter of 2021. This decrease from the prior year is attributable to expense related to the United Kingdom statutory rate change recognized in the second quarter of 2021 and losses in jurisdictions where we cannot take tax benefits, partially offset by a decrease in benefits related to certain share based payments and nondeductible executive compensation.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income attributable to MSA Safety Incorporated. Net income was $47.7 million for the second quarter of 2022, or $1.21 per diluted share compared to net income of $25.2 million, or $0.64 per diluted share, for the same period last year.
Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021
Net Sales. Net sales for the six months ended June 30, 2022, were $703.0 million, an increase of $53.3 million, or 8.2%, compared to $649.7 million in the same period last year, driven by acquisitions and the combination of volume growth and price realization. We saw healthy growth across most of our core products and across both reporting segments. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Six Months Ended June 30,		Dollar Increase	Percent Increase
(In millions)	2022	2021
Consolidated	$703.0	$649.7	$53.3	8.2%
Americas	478.0	426.0	52.0	12.2%
International	225.0	223.7	1.3	0.6%

Net Sales	Six Months Ended June 30, 2022 versus June 30, 2021
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	12.2%	0.6%	8.2%
Currency translation effects	0.3%	6.8%	2.6%
Constant currency sales change	12.5%	7.4%	10.8%
Less: Acquisitions	(5.8)%	(3.6)%	(5.1)%
Organic constant currency change	6.7%	3.8%	5.7%
Note: Organic constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales change is calculated by deducting the percentage impact from acquisitions and currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $478.0 million in the six months ended June 30, 2022, an increase of $52.0 million, or 12.2%, compared to $426.0 million in the same period last year. Constant currency sales in the Americas segment increased 12.5% compared to the prior year period with organic constant currency growth of 6.7%. The inclusion of Bacharach drove the acquisition related sales. Organic growth was driven by growth across most core products, partially offset by weakness in fall protection and firefighter helmets and protective apparel.
Net sales for the International segment were $225.0 million in the six months ended June 30, 2022, an increase of $1.3 million, or 0.6%, compared to $223.7 million in the same period last year. Constant currency sales in the International segment increased 7.4% during the period with organic constant currency growth of 3.8%. The inclusion of Bacharach drove acquisition related sales. Organic growth was driven by across a number of core products, partially offset by weakness in fall protection.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.

Gross profit. Gross profit for the six months ended June 30, 2022, was $307.2 million, an increase of $19.4 million or 6.7%, compared to $287.8 million during the same period last year. The ratio of gross profit to net sales was 43.7% during the six months ended June 30, 2022 compared to 44.3% during the same period last year. Intangible asset amortization related to acquisitions reduced gross profit by $4.6 million or 65 basis points in 2022, while inflationary pressures and product warranty charges also negatively impacted gross profit.
Selling, general and administrative expenses. SG&A expenses were $164.6 million during the six months ended June 30, 2022, an increase of $5.7 million or 3.6%, compared to $158.9 million during the same period last year. Overall, SG&A expenses were 23.4% of net sales during the six months ended June 30, 2022, compared to 24.5% of net sales during the same period in 2021.  Organic constant currency SG&A increased $5 million or 3.0%, demonstrating strong leverage on revenue growth. This increase was driven by annual merit increases and increased costs to support higher business activity, which was partially offset by the absence of the 2021 acquisition related costs. 2021 acquisition related costs included higher stock compensation costs and transaction costs. We also benefited from restructuring savings in our International segment.
Please refer to the selling, general, and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Six Months Ended June 30, 2022 versus June 30, 2021
(Percent Change)	Consolidated
GAAP reported change	3.6%
Currency translation effects	2.2%
Constant currency change	5.8%
Less: Acquisitions and related strategic transaction costs	(2.8)%
Organic constant currency change	3.0%
Research and development expense. Research and development expense was $28.6 million during the six months ended June 30, 2022, an increase of $1.4 million, compared to $27.2 million during the same period last year. Research and development expense was 4.1% of net sales in the first six months ended June 30, 2022 and 4.2% in the same period of 2021. During the six months ended June 30, 2022, we capitalized $4.3 million of software development costs.
Restructuring charges. Restructuring charges during the six months ended June 30, 2022, were $2.2 million, primarily related to our ongoing initiatives to drive profitable growth and rightsize our operations. This compared to restructuring charges of $8.4 million during the same period in 2021, primarily related to our ongoing initiatives to drive profitable growth and right size our operations. We remain focused on executing programs to optimize our cost structure.
Currency exchange. Currency exchange losses were $1.8 million during the six months ended June 30, 2022, compared to gains of $0.5 million in the same period of 2021. Currency exchange in both periods related to foreign currency exposure on unsettled inter-company balances, primarily associated with the euro and British pound.
Refer to Note 16—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the six months ended June 30, 2022 was $5.7 million compared to $14.5 million in the same period last year. Product liability expense for the current period related primarily to defense costs incurred for cumulative trauma product liability claims. The expense during 2021 related to an increase in the number of asserted claims pending against MSA LLC and a corresponding adjustment to the reserve.
GAAP operating income. Consolidated operating income for the six months ended June 30, 2022, was $104.2 million compared to $79.2 million in the same period last year. The increase in operating income was primarily driven by an increase in sales associated with acquisitions and organic business activity, lower product liability expense, and lower restructuring expense, partially offset by higher SG&A expenses to support higher business activity.
Adjusted operating income. Americas adjusted operating income for the six months ended June 30, 2022 was $109.6 million, an increase of $15.1 million, or 15.9%, compared to $94.5 million in the prior year. The increase in adjusted operating income is primarily attributable to higher sales volumes driven by both acquisitions and organic business activity, partially offset by higher SG&A expenses to support business growth.

International adjusted operating income for the six months ended June 30, 2022, was $26.2 million, a decrease of $3.0 million, or 10.3%, compared to $29.2 million in the prior year. The decrease in adjusted operating income is primarily attributable to lower revenue and gross margins as a result of unfavorable currency translation and inflationary pressures, partially offset by lower SG&A expenses.
Corporate segment adjusted operating loss for the six months ended June 30, 2022, was $16.3 million, a decrease of $1.2 million compared to an adjusted operating loss of $17.5 million in the same period of 2021 due to lower SG&A expense.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Six Months Ended June 30, 2022
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$478,034	$224,971	$—	$703,005
GAAP operating income				104,204
Restructuring charges (Note 3)				2,247
Currency exchange losses, net				1,809
Product liability expense (Note 18)				5,698
Acquisition related costs(a)				5,499
Adjusted operating income (loss)	109,577	26,196	(16,316)	119,457
Adjusted operating margin %	22.9%	11.6%
Depreciation and amortization(a)				$23,420
Adjusted EBITDA	$126,256	$32,698	$(16,077)	$142,877
Adjusted EBITDA margin %	26.4%	14.5%

Adjusted operating income (loss)	Six Months Ended June 30, 2021
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$426,046	$223,671	$—	$649,717
GAAP operating income				79,217
Restructuring charges (Note 3)				8,385
Currency exchange gains, net				(459)
Product liability expense (Note 18)				14,547
Acquisition related costs(a)				4,541
Adjusted operating income (loss)	94,512	29,201	(17,482)	106,231
Adjusted operating margin %	22.2%	13.1%
Depreciation and amortization				22,088
Adjusted EBITDA	109,444	36,154	(17,279)	128,319
Adjusted EBITDA margin %	25.7%	16.2%
(a) Acquisition related costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during due diligence and integration. These costs are included in SG&A expense in the unaudited Condensed Consolidated Statements of Income. Acquisition-related costs also include the acquisition related amortization, which is included in Cost of products sold in the Condensed Consolidated Statements of Income.
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

Total other income, net. Total other income, net, for the six months ended June 30, 2022 was $4.6 million, compared to $2.4 million for the same period in 2021 driven primarily by higher pension income driven by a higher expected rate of return, partially offset by higher interest expense related to a higher interest rate environment.
Income taxes. The reported effective tax rate for the six months ended June 30, 2022, was 23.5% compared to 24.0% for the same period in 2021. This decrease from the prior year is attributable to expense related to the United Kingdom statutory rate change recognized in the second quarter of 2021 and decrease in nondeductible executive compensation, partially offset by a decrease in benefits related to certain share based payments.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income attributable to MSA Safety Incorporated. Net income was $83.2 million for the six months ended June 30, 2022, or $2.11 per diluted share compared to income of $61.6 million, or $1.56 per diluted share, for the same period last year.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, declared dividend payments and acquisitions. At June 30, 2022, approximately 43% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2026. At June 30, 2022, approximately 83% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At June 30, 2022, the Company had cash and cash equivalents totaling $134.0 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy that prioritizes growth investments, funding our dividends and servicing debt obligations. Cash, cash equivalents and restricted cash decreased $5.9 million during the six months ended June 30, 2022, compared to increasing $13.4 million during the same period in 2021. We believe MSA's healthy balance sheet and access to significant capital at June 30, 2022, positions us well to navigate through challenging business conditions and supply chain constraints.
Operating activities. Operating activities provided cash of $40.0 million during the six months ended June 30, 2022, compared to providing $83.9 million during the same period in 2021. The decreased operating cash flow as compared to the same period in 2021 was primarily related to working capital requirements, notably increased inventory related to increased backlog.
Collections from insurance companies exceeded payments for subsidiary MSA LLC's product liability claims by $0.3 million in the six months ended June 30, 2022, compared to product liability claim payments of $16.5 million, net of collections from insurance companies, in the same period of 2021. MSA LLC funds its operating expenses and legal liabilities from its own operating cash flow and other investments, as well as limited amounts of insurance reimbursements and intercompany notes. MSA LLC is not party to the Company's credit facility. Now that MSA LLC is largely self-insured for its historical cumulative trauma product liability claims, associated insurance reimbursements received in any given period are limited, and generally do not fully offset cash outlay in that same period. In recent years, MSA LLC’s contingent liabilities have been funded without a material impact on the Company’s consolidated capital allocation priorities.
Investing activities. Investing activities used cash of $5.6 million during the six months ended June 30, 2022, compared to using $58.2 million during the same period in 2021. Capital expenditures, partially offset by maturities of short-term investments, net of purchases, drove cash outflows from investing activities during the six months ended June 30, 2022, while the acquisition of Bristol and capital expenditures, partially offset by maturities of short-term investments, net of purchases, drove cash outflows from investing activities during the same period in 2021. During the six months ended June 30, 2022, we invested in capital expenditures of $19.8 million, including $4.3 million associated with software development, compared to capital expenditures of $20.3 million, including $4.1 million associated with software development, in the same period in 2021. We also remain active in evaluating additional acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities used cash of $29.8 million during the six months ended June 30, 2022, compared to using cash of $11.5 million during the same period in 2021. During the six months ended June 30, 2022, we had net proceeds from long-term debt of $37.0 million as compared to net proceeds from long-term debt of $27.0 million to fund the acquisition of Bristol during the same period in 2021. We paid cash dividends of $35.4 million during the six months ended June 30, 2022, compared to $34.1 million in the same period in 2021. We also used cash of $32.2 million during the six months ended June 30, 2022 to repurchase shares, of which $28.2 million related to our share repurchase program, compared to using $5.5 million during the same period in 2021.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at June 30, 2022, resulted in a translation loss of $25.7 million being recorded to the cumulative translation adjustments shareholders' equity account during the six months ended June 30, 2022, compared to a $4.1 million translation loss being recorded to the cumulative translation adjustments account during the same period in 2021.
COMMITMENTS AND CONTINGENCIES
We made contributions of $3.8 million to our pension plans during the six months ended June 30, 2022. We expect to make total contributions of approximately $7.7 million to our pension plans in 2022 primarily associated with statutorily required plans in the International segment.

The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2022, totaling $9.8 million, of which $1.5 million related to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2022, the Company has $1.5 million of restricted cash in support of these arrangements.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We evaluate these estimates and judgments on an on-going basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our unaudited condensed consolidated financial statements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $15.8 million or 4.2% and $1.3 million or 2.6%, respectively, for the three months ended June 30, 2022.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2022, we had open foreign currency forward contracts with a U.S. dollar notional value of $102.5 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $10.3 million increase or decrease in the fair value of these contracts at June 30, 2022.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At June 30, 2022, we had $266.9 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $9.0 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At June 30, 2022, we had $358.9 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates would have a $3.9 million impact on future annual earnings under our current capital structure.

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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,690 cumulative trauma lawsuits comprised of 4,660 claims at June 30, 2022. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma or coal worker’s pneumoconiosis. A reserve has been established with respect to estimated amounts for cumulative trauma product liability claims currently asserted, as well as, incurred but not reported (“IBNR”) cumulative trauma product liability claims. Because our cumulative trauma product liability risk is subject to inherent uncertainties, and since MSA LLC is largely self-insured, there can be no certainty that MSA LLC may not ultimately incur losses in excess of presently recorded liabilities. Many factors affecting cumulative trauma product liability claims may change over time or as a result of sudden unfavorable events within a single reporting period. Associated losses could have a material adverse effect on our business, operating results, financial condition and liquidity, or could result in volatility from period to period.
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
In the normal course of business, MSA LLC makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $126.4 million and notes receivables of $49.1 million at June 30, 2022. Since MSA LLC is now largely self-insured for cumulative trauma claims, additional amounts recorded as insurance receivables will be limited. Amounts recorded as insurance receivables are based on the amount of future losses presently recorded in the cumulative trauma product liability reserve. These projected future losses are used to calculate contingent reimbursements deemed probably of collection under negotiated Coverage-in-Place Agreements. Reimbursements are calculated based on modeled assumptions, including claims composition, claims characteristics, and timing (each of which are relevant to calculating reimbursement under the terms of Coverage-In-Place Agreements). These factors, and the potential for future insurer insolvencies, could affect the timing and amount of receivables actually collected in any given period or in total.
We have significant international operations and are subject to the risks of doing business in foreign countries and global supply chains.

We have business operations in approximately 40 foreign countries. In 2021, approximately half of our net sales were made by operations located outside the United States. We also rely on global supply chains or otherwise source critical components and raw materials from suppliers based in foreign countries, which at times are used in manufacturing operations across our global footprint. In certain cases, components could be sole sourced or otherwise not easily substituted due to the highly regulated nature of our products. Therefore, our operations and sourcing strategies are subject to supply shortages, sourcing delays, or disruption due to various geopolitical, economic, disasters, and other risks and uncertainties, which could have a material adverse effect on our business. These risks include the following:

•Scarcity of parts and components necessary to manufacture our products;

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

•trade sanctions and embargoes;

•nationalization and expropriation;

•increased international instability, potential instability of foreign governments or impacts from geopolitical conflict such as supplier or transportation disruptions;

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

•pandemics, severe weather events, or other disasters; and

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 2022	931	$122.31	—	477,710
May 2022	124,320	122.70	123,530	333,367
June 2022	108,760	120.71	108,305	243,080
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We repurchased 231,835 shares during the quarter ended June 30, 2022, under this program.
The above shares purchased during the quarter not related to shares purchased as part of publicly announced plans or programs are related to stock-based compensation transactions.
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

MSA SAFETY INCORPORATED

July 28, 2022	/s/ Kenneth D. Krause
Kenneth D. Krause
Sr. Vice President, Chief Financial Officer and Treasurer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)