Form 10-Q
period 2022-09-30
MSA Safety Inc
filed 2022-10-27
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022
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
As of October 21, 2022, 39,198,350 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net sales	$381,694	$340,197	$1,084,699	$989,915
Cost of products sold	212,299	190,758	608,120	552,693
Gross profit	169,395	149,439	476,579	437,222

Selling, general and administrative	82,753	87,450	247,378	246,339
Research and development	14,416	14,946	43,017	42,149
Restructuring charges (Note 3)	899	3,853	3,146	12,239
Currency exchange losses (gains), net	2,979	100	4,788	(359)
Product liability expense (Note 18)	4,035	10,688	9,733	25,235
Operating income	64,313	32,402	168,517	111,619

Interest expense	5,962	3,764	14,158	7,847
Other income, net	(2,359)	(2,266)	(15,121)	(8,773)
Total other expense (income), net	3,603	1,498	(963)	(926)

Income before income taxes	60,710	30,904	169,480	112,545
Provision for income taxes (Note 10)	15,804	9,724	41,339	29,281
Net income	44,906	21,180	128,141	83,264

Net income attributable to noncontrolling interests	—	—	—	(448)

Net income attributable to MSA Safety Incorporated	$44,906	$21,180	$128,141	$82,816

Earnings per share attributable to MSA Safety Incorporated common shareholders (Note 9):
Basic	$1.15	$0.54	$3.26	$2.11
Diluted	$1.14	$0.54	$3.25	$2.10
Dividends per common share	$0.46	$0.44	$1.36	$1.31

*Prior periods have been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$44,906	$21,180	$128,141	$83,264
Other comprehensive loss, net of tax:
Foreign currency translation adjustments (Note 6)	(32,361)	(13,868)	(58,075)	(18,073)
Pension and post-retirement plan actuarial gains, net of tax (Note 6)	2,299	3,701	6,893	11,070
Unrealized gains (losses) on available-for-sale securities (Note 6)	13	(11)	(5)	(15)
Reclassifications of currency translation from accumulated other comprehensive (loss) into net income (Note 6)	2,912	—	2,912	—
Total other comprehensive loss, net of tax	(27,137)	(10,178)	(48,275)	(7,018)
Comprehensive income	17,769	11,002	79,866	76,246
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(356)
Comprehensive income attributable to MSA Safety Incorporated	$17,769	$11,002	$79,866	$75,890

*Prior periods have been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$159,613	$140,895
Trade receivables, less allowance for credit loss of $6,460 and $5,789	249,298	254,187
Inventories (Note 4)	349,664	280,617
Investments, short-term (Note 17)	24,930	48,974
Prepaid income taxes	30,286	21,235
Notes receivable, insurance companies (Note 18)	5,901	3,914
Prepaid expenses and other current assets	42,408	42,982
Total current assets	862,100	792,804

Property, plant and equipment, net (Note 5)	199,530	207,793
Operating lease right-of-use assets, net	43,924	50,178
Prepaid pension cost (Note 15)	182,794	163,283
Deferred tax assets (Note 10)	32,039	35,257
Goodwill (Note 13)	607,161	636,858
Intangible assets, net (Note 13)	281,461	306,948
Notes receivable, insurance companies (Note 18)	38,428	44,626
Insurance receivables (Note 18) and other noncurrent assets	139,852	158,649
Total assets	$2,387,289	$2,396,396

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$6,820	$—
Accounts payable	104,972	106,780
Employees’ compensation	47,499	49,884
Insurance and product liability (Note 18)	67,716	55,125
Income taxes payable (Note 10)	22,555	5,366
Accrued restructuring and other current liabilities	99,576	113,451
Total current liabilities	349,138	330,606

Long-term debt, net (Note 12)	597,844	597,651
Pensions (Note 15) and other employee benefits	173,654	189,973
Noncurrent operating lease liabilities	35,412	40,706
Deferred tax liabilities (Note 10)	30,409	33,337
Product liability (Note 18) and other noncurrent liabilities	358,417	369,735
Total liabilities	$1,544,874	$1,562,008

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	273,010	260,121
Treasury shares, at cost (Note 7)	(361,657)	(330,376)
Accumulated other comprehensive loss (Note 6)	(197,415)	(149,140)
Retained earnings	1,124,908	1,050,214
Total shareholders’ equity	842,415	834,388
Total liabilities and shareholders’ equity	$2,387,289	$2,396,396
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2022	2021
Operating Activities
Net income	$128,141	$83,264
Depreciation and amortization	41,883	36,270
Stock-based compensation (Note 11)	11,325	13,562
Pension (income) expense (Note 15)	(7,956)	2,079
Deferred income tax benefit (Note 10)	(2,451)	(5,548)
Loss on asset write-down and dispositions, net	4,776	423
Pension contributions (Note 15)	(5,743)	(5,768)
Currency exchange losses (gains), net	4,788	(359)
Product liability expense (Note 18)	9,733	25,235
Collections on insurance receivables and notes receivable, insurance companies (Note 18)	9,510	15,437
Product liability payments (Note 18)	(9,076)	(32,499)
Changes in:
Trade receivables	1,958	40,167
Inventories (Note 4)	(86,599)	(36,336)
Accounts payable	2,629	(855)
Other current assets and liabilities	270	(2,410)
Other noncurrent assets and liabilities	715	(2,519)
Cash Flow From Operating Activities	103,903	130,143
Investing Activities
Capital expenditures	(28,753)	(30,963)
Proceeds from maturities of short-term investments (Note 17)	94,000	135,000
Purchase of short-term investments (Note 17)	(69,680)	(108,938)
Property disposals and other investing	38	(5,249)
Acquisitions, net of cash acquired (Note 14)	—	(392,437)
Cash Flow Used in Investing Activities	(4,395)	(402,587)
Financing Activities
Proceeds from long-term debt (Note 12)	798,000	1,341,734
Payments on long-term debt (Note 12)	(771,000)	(1,032,875)
Cash dividends paid	(53,447)	(51,322)
Company stock purchases (Note 7)	(34,365)	(6,137)
Exercise of stock options (Note 7)	4,163	2,671
Employee stock purchase plan (Note 7)	486	452
Acquisition of noncontrolling interest in consolidated subsidiaries	—	(13,381)
Distributions to noncontrolling interests	—	(5,632)
Debt issuance costs	—	(2,080)
Cash Flow (Used In) From Financing Activities	(56,163)	233,430
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23,498)	(4,177)
Increase (Decrease) in cash, cash equivalents and restricted cash	19,847	(43,191)
Beginning cash, cash equivalents and restricted cash	141,438	161,034
Ending cash, cash equivalents and restricted cash	$161,285	$117,843

Supplemental cash flow information:
Cash and cash equivalents	$159,613	$117,302
Restricted cash included in prepaid expenses and other current assets	1,672	541
Total cash, cash equivalents and restricted cash	$161,285	$117,843

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

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS
Unaudited

(In thousands, except per share amounts)	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests
Balances June 30, 2021	$1,130,661	$(179,145)	$8,349
Net income	21,180	—	—
Foreign currency translation adjustments	—	(13,868)	—
Pension and post-retirement plan adjustments, net of tax of $1,095	—	3,701	—
Unrealized net losses on available-for-sale securities (Note 17)	—	(11)	—
Acquisition of noncontrolling interest in consolidated subsidiaries	—	—	(8,349)
Distributions to noncontrolling interests	(5,632)	—	—
Common dividends ($0.44 per share)	(17,245)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances September 30, 2021	$1,128,954	$(189,323)	$—

Balances June 30, 2022	$1,098,048	$(170,278)	$—
Net income	44,906	—	—
Foreign currency translation adjustments	—	(32,361)	—
Pension and post-retirement plan adjustments, net of tax of $981	—	2,299	—
Unrealized net gains on available-for-sale securities (Note 17)	—	13	—
Reclassifications of currency translation from accumulated other comprehensive (loss) into net income (Note 6)	—	2,912	—
Common dividends ($0.46 per share)	(18,036)	—	—
Preferred dividends ($0.5625 per share)	(10)	—	—
Balances September 30, 2022	$1,124,908	$(197,415)	$—

Balances December 31, 2020	$1,103,092	$(182,397)	$7,993
Net income	83,264	—	—
Foreign currency translation adjustments	—	(18,073)	—
Pension and post-retirement plan adjustments, net of tax of $3,318	—	11,070	—
Unrecognized net losses on available-for-sale securities (Note 17)	—	(15)	—
Income attributable to noncontrolling interests	(448)	92	356
Acquisition of noncontrolling interest in consolidated subsidiaries	—	—	(8,349)
Distributions to noncontrolling interests	(5,632)	—	—
Common dividends ($1.31 per share)	(51,292)	—	—
Preferred dividends ($1.6875 per share)	(30)	—	—
Balances September 30, 2021	$1,128,954	$(189,323)	$—

Balances December 31, 2021	$1,050,214	$(149,140)	$—
Net income	128,141	—	—
Foreign currency translation adjustments	—	(58,075)	—
Pension and post-retirement plan adjustments, net of tax of $2,947	—	6,893	—
Unrecognized net losses on available-for-sale securities (Note 17)	—	(5)	—
Reclassifications of currency translation from accumulated other comprehensive (loss) into net income (Note 6)	—	2,912	—
Common dividends ($1.36 per share)	(53,417)	—	—
Preferred dividends ($1.6875 per share)	(30)	—	—
Balances September 30, 2022	$1,124,908	$(197,415)	$—

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
Note 2—Cash and Cash Equivalents
Several of the Company's subsidiaries participate in a notional cash pooling arrangement to manage global liquidity requirements. As part of a master netting arrangement, the participants combine their cash balances in pooling accounts at the same financial institution with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. Under the terms of the master netting arrangement, the financial institution has the right, ability and intent to offset a positive balance in one account against an overdrawn amount in another account. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. As such, the net cash balance related to this pooling arrangement is included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets.
The Company's net cash pool position consisted of the following:

(In thousands)	September 30, 2022
Gross cash pool position	$60,019
Less: cash pool borrowings	(58,071)
Net cash pool position	$1,948
Note 3—Restructuring Charges

During the three and nine months ended September 30, 2022, we recorded restructuring charges of $0.9 million and $3.1 million, respectively. International segment restructuring charges of $2.2 million during the nine months ended September 30, 2022, were primarily related to the implementation of our new European Shared Service Center in Warsaw, Poland. Americas segment restructuring charges of $1.0 million during the nine months ended September 30, 2022, were related to various optimization activities.
During the three and nine months ended September 30, 2021, we recorded restructuring charges of $3.9 million and $12.2 million, respectively. International segment restructuring charges of $10.0 million during the nine months ended September 30, 2021, were primarily related to our ongoing initiatives to drive profitable growth and rightsize our operations. Americas segment restructuring charges of $2.1 million during the nine months ended September 30, 2021, were primarily related to integration activities and costs associated with our global Fixed Gas & Flame Detection manufacturing footprint optimization as well as programs to adjust our operations in response to current business conditions.

Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2020	$2.8	$19.3	$0.4	$22.5
Restructuring charges	4.6	11.2	0.6	16.4
Currency translation	(0.1)	(0.2)	—	(0.3)
Cash payments / utilization	(4.0)	(12.9)	(0.7)	(17.6)
Reserve balances at December 31, 2021	$3.3	$17.4	$0.3	$21.0
Restructuring charges (releases)	1.0	2.2	(0.1)	3.1
Currency translation and other adjustments	0.1	(2.2)	—	(2.1)
Cash payments	(3.2)	(6.2)	(0.2)	(9.6)
Reserve balances at September 30, 2022	$1.2	$11.2	$—	$12.4
Restructuring reserves are included in Accrued restructuring and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets.
Note 4—Inventories
The following table sets forth the components of inventory:

(In thousands)	September 30, 2022	December 31, 2021
Finished products	$97,758	$87,657
Work in process	23,193	6,534
Raw materials and supplies	228,713	186,426
Total inventories	$349,664	$280,617
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	September 30, 2022	December 31, 2021
Land	$4,697	$5,131
Buildings	134,567	136,272
Machinery and equipment	443,705	435,652
Construction in progress	27,753	36,552
Total	610,722	613,607
Less: accumulated depreciation	(411,192)	(405,814)
Property, plant and equipment, net	$199,530	$207,793

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	MSA Safety Incorporated			Noncontrolling Interests
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands)	2022		2021	2022	2021
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(52,702)		$(108,183)	$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	(48)		(24)	—	—
Recognized net actuarial losses (Note 15)	3,328		4,820	—	—
Tax benefit	(981)		(1,095)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	2,299		3,701	—	—
Balance at end of period	$(50,403)		$(104,482)	$—	$—
Available-for-sale securities
Balance at beginning of period	$(23)		$(5)	$—	$—
Unrealized net gains (losses) on available-for-sale securities (Note 17)	13		(11)	—	—
Balance at end of period	$(10)		$(16)	$—	$—
Foreign currency translation
Balance at beginning of period	$(117,553)		$(70,957)	$—	$280
Reclassification from accumulated other comprehensive loss into net income	2,912	(b)	—	—	—
Acquisition of noncontrolling interest in consolidated subsidiaries	—		—	—	(280)
Foreign currency translation adjustments	(32,361)		(13,868)	—
Balance at end of period	$(147,002)		$(84,825)	$—	$—
(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 15—Pensions and Other Post-retirement Benefits).
(b) Reclassifications out of accumulated other comprehensive loss and into net income relate primarily to the approval of our plan to close a foreign subsidiary.

	MSA Safety Incorporated			Noncontrolling Interests
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022		2021	2022	2021
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(57,296)		$(115,552)	$—	$—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	(144)		(72)	—	—
Recognized net actuarial losses (Note 15)	9,984		14,460	—	—
Tax benefit	(2,947)		(3,318)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	6,893		11,070	—	—
Balance at end of period	$(50,403)		$(104,482)	$—	$—
Available-for-sale securities
Balance at beginning of period	$(5)		$(1)	$—	$—
Unrealized net losses on available-for-sale securities (Note 17)	(5)		(15)	—	—
Balance at end of period	$(10)		$(16)	$—	$—
Foreign currency translation
Balance at beginning of period	$(91,839)		$(66,844)	$—	$372
Reclassification from accumulated other comprehensive loss into net income	2,912	(b)	—	—	—
Acquisition of noncontrolling interest in consolidated subsidiaries (Note 14)	—		—	—	(280)
Foreign currency translation adjustments	$(58,075)		$(17,981)	$—	$(92)
Balance at end of period	$(147,002)		$(84,825)	$—	$—
(a) Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 15—Pensions and Other Post-retirement Benefits).
(b) Reclassifications out of accumulated other comprehensive loss and into net income relate primarily to the approval of our plan to close a foreign subsidiary.
Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,998 shares held in treasury at September 30, 2022. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no treasury purchases of preferred stock shares during both the nine months ended September 30, 2022 and 2021. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of September 30, 2022.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2021. No new shares were issued during the nine months ended September 30, 2022 or 2021. There were 39,197,700 and 39,276,518 shares outstanding at September 30, 2022 and December 31, 2021, respectively.
Treasury Shares - The Company's share repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the nine months ended September 30, 2022, 251,408 shares were repurchased under this program. During the nine months ended September 30, 2021, no shares were repurchased under this program. There were 22,883,691 and 22,804,873 Treasury Shares at September 30, 2022 and December 31, 2021, respectively.

The Company issues Treasury Shares for all stock-based compensation plans. Shares are issued from Treasury at the average Treasury Share cost on the date of the transaction. There were 203,619 and 37,478 Treasury Shares issued for these purposes during the nine months ended September 30, 2022 and 2021, respectively.
Common stock activity is summarized as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$267,645	$(359,314)	$253,773	$(329,439)
Stock compensation expense	2,967	—	2,867	—
Restricted and performance stock awards	(103)	103	(159)	159
Stock options exercised	2,501	1,364	354	155
Treasury shares purchased for stock compensation programs	—	(59)	—	(625)
Acquisition of noncontrolling interest in consolidated subsidiaries	—	—	(4,751)	—
Share repurchase program	—	(2,150)	—	—
Balance at end of period	$273,010	$(360,056)	$252,084	$(329,750)

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$260,121	$(328,776)	$242,693	$(326,156)
Stock compensation expense	11,325	—	13,562	—
Restricted and performance stock awards	(1,564)	1,564	(1,662)	1,662
Stock options exercised	2,704	1,459	1,833	838
Treasury shares purchased for stock compensation programs	—	(3,990)	—	(6,137)
Acquisition of noncontrolling interest in consolidated subsidiaries	—	—	(4,751)	—
Employee stock purchase program	424	62	409	43
Share repurchase program	—	(30,375)	—	—
Balance at end of period	$273,010	$(360,056)	$252,084	$(329,750)

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
The Company's net sales are allocated to each country based primarily on the destination of the end-customer.

Adjusted operating income (loss), adjusted operating margin, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA margin are the measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is defined as operating income excluding restructuring charges, currency exchange (gains) losses, product liability expense, acquisition related costs, including acquisition related amortization. Adjusted operating margin is defined as adjusted operating income (loss) divided by segment net sales to external customers. Adjusted EBITDA is defined as adjusted operating income (loss) plus depreciation and amortization. Adjusted EBITDA margin is defined as adjusted EBITDA divided by segment net sales to external customers.
The accounting principles applied at the operating segment level in determining operating income (loss) are generally the same as those applied at the unaudited condensed consolidated financial statements level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.
Reportable segment information is presented in the following table:

(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated Totals
Three Months Ended September 30, 2022
Net sales to external customers	$276,082	$105,612	$—	$381,694
Operating income				64,313
Restructuring charges (Note 3)				899
Currency exchange losses, net				2,979
Product liability expense (Note 18)				4,035
Acquisition related costs(a)				2,899
Adjusted operating income (loss)	75,088	8,448	(8,411)	75,125
Adjusted operating margin %	27.2%	8.0%
Depreciation and amortization(a)				11,518
Adjusted EBITDA	83,945	10,980	(8,282)	86,643
Adjusted EBITDA margin %	30.4%	10.4%
Nine Months Ended September 30, 2022
Net sales to external customers	$754,116	$330,583	$—	$1,084,699
Operating income				168,517
Restructuring charges (Note 3)				3,146
Currency exchange losses, net				4,788
Product liability expense (Note 18)				9,733
Acquisition related costs(a)				8,398
Adjusted operating income (loss)	184,664	34,674	(24,756)	194,582
Adjusted operating margin %	24.5%	10.5%
Depreciation and amortization(a)				34,961
Adjusted EBITDA	210,201	43,708	(24,366)	229,543
Adjusted EBITDA margin %	27.9%	13.2%

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

(In thousands, except percentage amounts)	Americas	International	Corporate	Consolidated Totals
Three Months Ended September 30, 2021
Net sales to external customers	$229,076	$111,121	$—	$340,197
Operating income				32,402
Restructuring charges (Note 3)				3,853
Currency exchange losses, net				100
Product liability expense (Note 18)				10,688
Acquisition related costs(a)				7,351
Adjusted operating income (loss)	47,624	12,780	(6,010)	54,394
Adjusted operating margin %	20.8%	11.5%
Depreciation and amortization(a)				11,823
Adjusted EBITDA	55,774	16,323	(5,880)	66,217
Adjusted EBITDA margin %	24.3%	14.7%
Nine Months Ended September 30, 2021
Net sales to external customers	$655,123	$334,792	$—	$989,915
Operating income				111,619
Restructuring charges (Note 3)				12,239
Currency exchange gains, net				(359)
Product liability expense (Note 18)				25,235
Acquisition related costs(a)				11,891
Adjusted operating income (loss)	142,160	41,982	(23,517)	160,625
Adjusted operating margin %	21.7%	12.5%
Depreciation and amortization(a)				33,716
Adjusted EBITDA	165,243	52,283	(23,185)	194,341
Adjusted EBITDA margin %	25.2%	15.6%

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

Total sales by product group was as follows:

Three Months Ended September 30, 2022	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$91,977	24%	$70,482	26%	$21,495	20%
Fixed Gas & Flame Detection (a)	87,746	23%	62,134	23%	25,612	24%
Firefighter Helmets & Protective Apparel	54,738	14%	41,958	15%	12,780	12%
Portable Gas Detection	39,481	10%	28,358	10%	11,123	11%
Industrial Head Protection	43,608	11%	34,620	13%	8,988	9%
Fall Protection	27,839	7%	17,658	6%	10,181	10%
Other (b)	36,305	11%	20,872	7%	15,433	14%
Total	$381,694	100%	$276,082	100%	$105,612	100%

Nine Months Ended September 30, 2022	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$254,878	23%	$185,490	25%	$69,388	21%
Fixed Gas & Flame Detection (a)	251,321	23%	167,269	22%	84,052	25%
Firefighter Helmets & Protective Apparel	151,097	14%	110,471	15%	40,626	12%
Portable Gas Detection	121,116	11%	85,815	11%	35,301	11%
Industrial Head Protection	123,489	11%	96,808	13%	26,681	8%
Fall Protection	79,114	7%	50,940	7%	28,174	9%
Other (b)	103,684	11%	57,323	7%	46,361	14%
Total	$1,084,699	100%	$754,116	100%	$330,583	100%

Three Months Ended September 30, 2021	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$70,790	21%	$46,095	20%	$24,695	22%
Fixed Gas & Flame Detection (a)	79,786	23%	53,787	23%	25,999	23%
Firefighter Helmets & Protective Apparel	49,366	15%	34,101	15%	15,265	14%
Portable Gas Detection	41,853	12%	29,186	13%	12,667	11%
Industrial Head Protection	36,764	11%	28,982	13%	7,782	7%
Fall Protection	28,223	8%	17,743	8%	10,480	9%
Other (b)	33,415	10%	19,182	8%	14,233	14%
Total	$340,197	100%	$229,076	100%	$111,121	100%

Nine Months Ended September 30, 2021	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$217,094	22%	$146,329	22%	$70,765	21%
Fixed Gas & Flame Detection (a)	204,825	21%	127,014	19%	77,811	23%
Firefighter Helmets & Protective Apparel	148,497	15%	105,513	16%	42,984	13%
Portable Gas Detection	118,102	12%	80,281	12%	37,821	11%
Industrial Head Protection	107,615	11%	82,913	13%	24,702	7%
Fall Protection	85,098	9%	51,093	8%	34,005	10%
Other (b)	108,684	10%	61,980	10%	46,704	15%
Total	$989,915	100%	$655,123	100%	$334,792	100%
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

Amounts attributable to MSA Safety Incorporated common shareholders:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income	$44,906	$21,180	$128,141	$82,816
Preferred stock dividends	(10)	(10)	(30)	(30)
Net income available to common equity	44,896	21,170	128,111	82,786
Dividends and undistributed earnings allocated to participating securities	(8)	(3)	(21)	(25)
Net income available to common shareholders	44,888	21,167	128,090	82,761

Basic weighted-average shares outstanding	39,172	39,194	39,243	39,152
Stock-based compensation awards	127	236	171	272
Diluted weighted-average shares outstanding	39,299	39,430	39,414	39,424

Earnings per share:
Basic	$1.15	$0.54	$3.26	$2.11
Diluted	$1.14	$0.54	$3.25	$2.10

*Prior periods have been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
Note 10—Income Taxes
The Company's effective tax rate for the third quarter of 2022 was 26.0%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to state income taxes and nondeductible foreign exchange on entity closures. The Company's effective tax rate for the third quarter of 2021 was 31.5%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, U.S. tax on foreign dividends, and nondeductible transaction costs, partially offset by tax benefits on certain share-based payments.
The Company's effective tax rate for the nine months ended September 30, 2022, was 24.4% which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible foreign exchange on entity closures. The Company's effective tax rate for the nine months ended September 30, 2021, was 26.0%, which differs from the U.S. federal statutory rate of 21% primarily due to statutory rate increases in foreign jurisdictions and nondeductible executive compensation, partially offset by tax benefits on certain share-based payments.
At September 30, 2022, the Company had a gross liability for unrecognized tax benefits of $4.6 million. The Company has recognized tax benefits associated with these liabilities of $2.2 million at September 30, 2022. The gross liability includes amounts associated with foreign tax exposure in prior periods.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $1.0 million at September 30, 2022.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.

Note 11—Stock Plans
The 2016 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2026 including stock options, restricted stock awards, restricted stock units and performance stock units. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2027.
Stock compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Stock compensation expense	$2,967	$2,867	$11,325	$13,562
Income tax benefit	727	691	2,775	3,269
Stock compensation expense, net of tax	$2,240	$2,176	$8,550	$10,293
A summary of stock option activity for the nine months ended September 30, 2022, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	161,701	$45.47
Exercised	(92,833)	44.84
Outstanding at September 30, 2022	68,868	46.32
Exercisable at September 30, 2022	68,861	$46.32
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the nine months ended September 30, 2022, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	118,343	$132.62
Granted	78,023	130.77
Vested	(49,661)	113.52
Forfeited	(8,041)	138.63
Unvested at September 30, 2022	138,664	$138.07
Performance stock units that have a market condition modifier are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units granted in 2022 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period plus an additional modifier based on total shareholder return ("TSR") over the performance period. The following weighted average assumptions were used in estimating the fair value of the performance stock units granted in the first quarter of 2022.

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

A summary of performance stock unit activity for the nine months ended September 30, 2022, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	193,335	$129.86
Granted	81,504	142.38
Performance adjustments	(22,147)	99.84
Vested	(55,447)	101.38
Forfeited	(18,180)	147.81
Unvested at September 30, 2022	179,065	$146.27
The performance adjustments above relate primarily to the final number of shares issued for the 2019 performance unit awards which vested in the first quarter of 2022 at 64.2% of the target award based on both cumulative performance against the EBITDA margin and revenue growth targets and MSA's TSR during the three-year performance period.
Note 12—Long-Term Debt

(In thousands)	September 30, 2022	December 31, 2021
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$61,267	$74,203
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,706	99,694
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,706	99,694
Senior revolving credit facility maturing in 2026, net of debt issuance costs	343,985	324,060
Total	604,664	597,651
Amounts due within one year	6,820	—
Long-term debt, net of debt issuance costs	$597,844	$597,651
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026 and increased the capacity to $900.0 million. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Prime Rate, (iii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iv) the Overnight Bank Funding Rate, plus one half of one percent (0.5%), or (v) the Daily LIBOR Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 3.69% as of September 30, 2022. At September 30, 2022, $552.8 million of the existing $900.0 million Revolving Credit Facility was unused, including letters of credit issued under the Facility. The Facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2021 the Company entered into a Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of September 30, 2022, the Company had issued £54.9 million (approximately $61.4 million at September 30, 2022) of 3.4% Series B Senior Notes due January 22, 2031. Maturities of this note are £6.1 million (approximately $6.8 million at September 30, 2022) due January 22, 2023 with annual maturities of £6.1 million through January 2031.
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
As of September 30, 2022, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2022, totaling $9.2 million, of which $1.5 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2022, the Company has $1.7 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets, Net
Changes in goodwill during the nine months ended September 30, 2022 were as follows:

(In thousands)	Goodwill
Balance at January 1, 2022	$636,858
Measurement Period Adjustment	(1,041)
Currency translation	(28,656)
Balance at September 30, 2022	$607,161
At September 30, 2022, goodwill of $447.6 million and $159.6 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net, during the nine months ended September 30, 2022, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2022	$306,948
Amortization expense	(14,701)
Currency translation	(10,786)
Net balance at September 30, 2022	$281,461
At September 30, 2022, intangible assets, net, includes a trade name related to the Globe acquisition with an indefinite life totaling $60.0 million.

Note 14—Acquisitions
Acquisition of Bacharach
On July 1, 2021, we acquired 100% of the common stock of Bacharach. Bacharach, which is headquartered in New Kensington, PA, is a leader in gas detection technologies used in the heating, ventilation, air conditioning, and refrigeration markets. This acquisition expanded MSA’s gas detection portfolio and leverages MSA’s product and manufacturing expertise into new markets.
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
Acquisition of Noncontrolling Interest
During July 2021, the Company purchased the remaining noncontrolling interest in MSA (China) Safety Equipment Co., Ltd. from our China partner for $19 million, inclusive of a $6 million dividend.

Note 15—Pensions and Other Post-retirement Benefits
Components of net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2022	2021	2022	2021
Three Months Ended September 30,
Service cost	$3,099	$3,264	$82	$99
Interest cost	3,613	2,941	148	121
Expected return on plan assets	(12,418)	(9,532)	—	—
Amortization of prior service cost (credit)	36	66	(84)	(90)
Recognized net actuarial losses	3,018	4,421	310	399
Net periodic benefit (income) cost (a)	$(2,652)	$1,160	$456	$529

Nine Months Ended September 30,
Service cost	$9,297	$9,748	$246	$297
Interest cost	10,839	8,575	444	353
Expected return on plan assets	(37,254)	(27,826)	—	—
Amortization of prior service cost (credit)	108	198	(252)	(270)
Recognized net actuarial losses	9,054	13,263	930	1,197
Settlements	—	(1,879)	—	—
Net periodic benefit (income) cost (a)	$(7,956)	$2,079	$1,368	$1,577
(a) Components of net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Income.
We made contributions of $5.7 million and $5.8 million to our pension plans during the nine months ended September 30, 2022 and 2021, respectively. We expect to make total contributions of $7.7 million to our pension plans in 2022, which are primarily associated with statutorily required plans in the International reporting segment.

Note 16—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain of our foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses (gains), net, in the unaudited Condensed Consolidated Statements of Income. The notional amount of open forward contracts was $96.3 million and $99.0 million at September 30, 2022, and December 31, 2021, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	September 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$417	$619
Foreign exchange contracts: accrued restructuring and other current liabilities	1,843	128
The following table presents the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows location and impact of derivative financial instruments:

	Loss Recognized in Income
	Nine Months Ended September 30,
(In thousands)	2022	2021
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses (gains), net	$13,586	$3,275
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
We value our investments in available-for-sale marketable securities, primarily fixed income, at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments are classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $24.9 million and $49.0 million as of September 30, 2022 and December 31, 2021, respectively. The fair value was $24.9 million and $49.0 million as of September 30, 2022 and December 31, 2021, respectively, which was reported in Investments, short-term in the accompanying unaudited Condensed Consolidated Balance Sheets. The change in fair value is recorded in Other comprehensive income, net of tax. The Company does not intend to sell, nor is it more likely than not that we will be required to sell, these securities prior to recovery of their cost. As such, management believes that any unrealized gains or losses are temporary and to the extent that unrealized losses are present, management has not identified such losses to be other than temporary in nature. Accordingly, no impairment losses relating to these securities have been recognized.  All investments in marketable securities have maturities of one year or less and are currently in an unrealized gain position as of September 30, 2022.

The reported carrying amount of our fixed rate long-term debt was $261.4 million and $274.3 million at September 30, 2022, and December 31, 2021, respectively. The fair value of this debt was $207.4 million and $279.8 million at September 30, 2022, and December 31, 2021, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 18—Contingencies
Product liability
The Company and its subsidiaries face an inherent business risk of exposure to legal claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. Management has established reserves for the single incident product liability claims of its various subsidiaries, including, asserted single incident product liability claims and incurred but not reported ("IBNR") single incident claims. To determine the reserves, Management makes reasonable estimates of losses for single incident claims based on the number and characteristics of asserted claims, historical experience, sales volumes, expected settlement costs, and other relevant information. The reserve for single incident product liability claims was $1.4 million at both September 30, 2022 and December 31, 2021. Single incident product liability expense was minimal during the nine months ended September 30, 2022 and a benefit of $0.1 million during the nine months ended September 30, 2021. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims.
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve alleged exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. One of the Company's subsidiaries, Mine Safety Appliances Company, LLC ("MSA LLC"), was named as a defendant in 1,544 lawsuits comprised of 4,193 claims as of September 30, 2022. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The product models alleged were manufactured many years ago by MSA LLC and are no longer sold.
A summary of cumulative trauma product liability lawsuits and asserted cumulative trauma product liability claims activity is as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Open lawsuits, beginning of period	1,675	1,622
New lawsuits	204	432
Settled and dismissed lawsuits	(335)	(379)
Open lawsuits, end of period	1,544	1,675

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Asserted claims, beginning of period	4,554	2,878
New claims	405	2,134
Settled and dismissed claims	(766)	(458)
Asserted claims, end of period	4,193	4,554
The increases in the number of claims in 2021 were largely driven by an increase in claims alleging injuries from exposure to coal dust, including claims brought by plaintiffs' counsel with which MSA LLC does not have substantial prior experience.

MSA LLC is also defending an action filed in 2003 by the State of West Virginia, through its Attorney General, in the Circuit Court of Lincoln County, West Virginia, against MSA LLC and two other manufacturers of respiratory protection products. The State asserts several causes of action and seeks substantial compensatory damages—primarily for reimbursement of costs the State allegedly has incurred for worker’s compensation and healthcare benefits provided to individuals with occupational pneumoconiosis—as well as unspecified punitive damages. The State also asserts a claim under the West Virginia Consumer Credit and Protection Act (“CCPA”), alleging that the defendants made willful misrepresentations regarding product performance in connection with sales and advertisement of respirators in West Virginia and seeks substantial civil penalties. Although activity in the case has been minimal in the many years since inception, the CCPA claim has been severed and expedited for trial. MSA LLC contends that the November 28, 2022 trial date is premature and has sought a continuance. No reserve has been recorded for this matter because the Company believes that liability is unsupportable under West Virginia law, and therefore, has concluded that the loss is not probable. In addition, the Company is not able to estimate a reasonably possible loss or range of reasonably possible losses given significant unresolved legal and factual matters.
Management has established a reserve for MSA LLC's potential exposure to cumulative trauma product liability claims. MSA LLC's total cumulative trauma product liability reserve was $410.3 million, including $33.5 million for claims settled but not yet paid and related defense costs, as of September 30, 2022 and $409.8 million, including $2.5 million for claims settled but not yet paid and related defense costs, as of December 31, 2021. The reserve includes estimated amounts related to asserted and IBNR asbestos, silica, and coal dust claims expected to be resolved through the year 2074. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims. Defense costs are recognized in the unaudited Condensed Consolidated Statements of Income as incurred.
At September 30, 2022, $58.1 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheets and the remainder, $352.2 million, is recorded in the Product liability and other noncurrent liabilities line. At December 31, 2021, $46.7 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the unaudited Condensed Consolidated Balance Sheets and the remainder, $363.1 million, is recorded in the Product liability and other noncurrent liabilities line.
During the quarter ended June 30, 2022, MSA LLC finalized a process that will result in settlements to resolve and dismiss several hundred claims for up to $26.3 million with payments potentially spread across the fourth quarter of 2022 through the first quarter of 2023. Amounts to resolve these claims have already been accrued as part of the product liability reserve.
Total cumulative trauma liability losses were $4.0 million and $9.7 million for the three and nine months ended September 30, 2022 and primarily related to defense of cumulative trauma product liability claims. Total cumulative trauma liability losses were $16.4 million and $43.9 million for the three and nine months ended September 30, 2021 and related to an update to our asserted cumulative trauma product liability reserve as well as the defense of cumulative trauma product liability claims. Uninsured cumulative trauma product liability losses, which were included in Product liability expense on the unaudited Condensed Consolidated Statements of Income, were $4.0 million and $9.7 million for the three and nine months ended September 30, 2022 and $10.7 million and $25.2 million for the three and nine months ended September 30, 2021, respectively, and represent the total cumulative trauma liability losses net of any estimated insurance receivables as discussed below. We will complete our annual review of MSA LLC's cumulative trauma product liability reserve in the fourth quarter as described below.
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
As a result of such uncertainties, MSA LLC’s actual claims experience may differ in one or more respects from the assumptions used in establishing the reserve, and there can be no assurance that the actuarial models or analysis employed will accurately predict future experience. MSA LLC’s experience in future periods may vary from the reserve currently established, and MSA LLC may ultimately incur losses in excess of presently recorded liabilities. Any adjustments as a result of this experience could materially impact our consolidated financial statements in future periods.
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
Insurance receivables at September 30, 2022 totaled $125.9 million, of which $10.6 million is reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and $115.3 million is reported in Insurance receivables and other noncurrent assets. Insurance receivables at December 31, 2021 totaled $130.2 million, of which $8.6 million was reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and $121.6 million was reported in Insurance receivables and other noncurrent assets. The vast majority of the $125.9 million insurance receivables balance at September 30, 2022 is attributable to reimbursement believed to be due under the terms of signed Coverage-In-Place Agreements and a portion of this amount represents the estimated recovery of IBNR amounts not yet incurred.

A summary of insurance receivables balance and activity related to cumulative trauma product liability losses is as follows:

(In millions)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance beginning of period	$130.2	$97.0
Additions	0.1	43.5
Collections and other adjustments	(4.4)	(10.3)
Balance end of period	$125.9	$130.2
We record formal notes receivable due from scheduled payment streams according to negotiated settlement agreements with insurers. These amounts are not subject to current coverage litigation.
Notes receivable from insurance companies at September 30, 2022, totaled $44.3 million, of which $5.9 million is reported in Notes receivable, insurance companies, current in the unaudited Condensed Consolidated Balance Sheets and $38.4 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2021 totaled $48.5 million of which $3.9 million was reported in Notes receivable, insurance companies, current in the unaudited Condensed Consolidated Balance Sheets and $44.6 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of notes receivables from insurance companies balance is as follows:

(In millions)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance beginning of period	$48.5	$52.3
Additions	0.9	1.3
Collections	(5.1)	(5.1)
Balance end of period	$44.3	$48.5
The vast majority of the insurance and notes receivables balances at September 30, 2022, are attributable to reimbursement under the terms of signed agreements with insurers and are not currently subject to litigation. The collectibility of MSA LLC's insurance and notes receivables is regularly evaluated and we believe that the amounts recorded are probable of collection. The determination that the recorded insurance and notes receivables are probable of collection is based on the terms of the settlement agreements reached with the insurers, our history of collection, and the advice of MSA LLC's outside legal counsel and consultants. Various factors could affect the timing and amount of recovery of the insurance and notes receivables, including assumptions regarding various aspects of the composition and characteristics of future claims (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Agreements) and the extent to which the issuing insurers may become insolvent in the future.
Other Litigation
Two subsidiaries of the Company, Globe Manufacturing Company, LLC ("Globe") and MSA LLC, are defending claims in which plaintiffs assert that certain of those entities’ products allegedly containing per- and polyfluoroalkyl substances (“PFAS”) have caused injury, health issues, or environmental issues. PFAS are a large class of substances that are widely used in everyday products. Specifically, Globe builds turnout gear from technical fabrics sourced from a small pool of specialty textile manufacturers. These protective fabrics have been tested and certified to meet industry standards, and some of them contain PFAS to achieve water, oil, or chemical resistance. At this time, no manufacturer of firefighter protective clothing is able to meet current National Fire Protection Association safety standards while offering coats or pants that are completely PFAS free.
Globe and MSA LLC believe they have valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Income as incurred. Globe and MSA LLC are also pursuing insurance coverage and indemnification related to the lawsuits.

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
The following table reconciles the changes in the Company's accrued warranty reserve:

(In thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Beginning warranty reserve	$12,423	$11,428
Warranty payments	(7,429)	(8,987)
Warranty claims	10,270	10,225
Provision for product warranties and other adjustments	(1,275)	(243)
Ending warranty reserve	$13,989	$12,423
Warranty expense was $9.0 million and $6.8 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.

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

PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include breathing apparatus in which SCBA is the principal product, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. Core products comprised approximately 89% and 90% of sales for both the nine months ended September 30, 2022 and 2021, respectively. MSA also maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and often reflect more episodic or contract-driven growth patterns. Key non-core products include air-purifying respirators, eye and face protection, ballistic helmets and gas masks.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021
Net Sales. Net sales for the three months ended September 30, 2022, were $381.7 million, an increase of $41.5 million, or 12.2%, compared to $340.2 million in the same period last year, driven by the pricing actions to keep pace with inflation, and volume growth. We saw healthy growth across most core products. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended September 30,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)	2022	2021
Consolidated	$381.7	$340.2	$41.5	12.2%
Americas	276.1	229.1	47.0	20.5%
International	105.6	111.1	(5.5)	(5.0)%

Net Sales	Three Months Ended September 30, 2022 versus September 30, 2021
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	20.5%	(5.0)%	12.2%
Currency translation effects	0.6%	11.1%	4.0%
Constant currency sales change	21.1%	6.1%	16.2%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $276.1 million in the third quarter of 2022, an increase of $47.0 million, or 20.5%, compared to $229.1 million in the third quarter of 2021. Constant currency sales in the Americas segment increased 21.1%. This increase was driven by breathing apparatus and firefighter protective apparel associated with strong demand and throughput improvements, partially offset by weakness in portable gas detection due to ongoing supply chain constraints, which we expect to improve over the coming quarters.

Net sales for the International segment were $105.6 million in the third quarter of 2022, a decrease of $5.5 million, or 5.0%, compared to $111.1 million for the third quarter of 2021. The euro and British pound drove negative currency translation effects. Constant currency sales in the International segment increased 6.1% during the quarter. This growth was driven by strength across a number of core products, partially offset by supply chain constraints impacting both breathing apparatus and gas detection businesses.
As we entered our fourth quarter, we continued to see strong order growth in the quarter and into October. Our backlog increased to record levels across substantially all core products as a result of an uptick in order pace and ongoing supply chain and labor constraints. We expect fourth quarter revenue to increase in the low to mid single digit range compared to the fourth quarter of 2021.
Looking ahead, we continue to operate in a very dynamic environment. There are a number of other evolving factors that will continue to influence our revenue and earnings outlook. These factors include, among other things, supply chain constraints, raw material or semiconductor availability, the risk of additional COVID lockdowns, industrial employment rates, military conflict, currency exchange volatility, the pace of economic recovery, as well as geopolitical risk, particularly as it relates to energy uncertainty which could affect operations and suppliers based in Germany and broader Europe. These conditions could impact our future results and growth expectations well into 2023.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the third quarter of 2022 was $169.4 million, an increase of $20.0 million or 13.4%, compared to $149.4 million for the third quarter of 2021. The ratio of gross profit to net sales was 44.4% in the third quarter of 2022 compared to 43.9% in the same quarter last year. Price increases and the absence of the 2021 $1.7 million inventory step-up amortization related to the Bacharach acquisition helped to offset inflationary pressures as well as approximately $4.5 million of period specific charges related to inventory and product warranty.
We have implemented additional price increases in both segments in October in response to the inflation we are seeing in electronic components and nearly all inputs. We will continue to evaluate additional pricing opportunities as we continue to navigate inflationary pressures.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $82.8 million during the third quarter of 2022, a decrease of $4.7 million or 5.4%, compared to $87.5 million for the same period a year ago. Overall, SG&A expenses were 21.7% of net sales during the third quarter of 2022, compared to 25.7% of net sales during the same period in 2021.  Constant currency SG&A decreased by approximately $2 million or 2.0%, demonstrating strong leverage on the revenue growth. This decrease was driven by the absence of the 2021 acquisition related costs, which was partially offset by increased costs to support higher business activity. We also had approximately $2 million of favorable non-recurring adjustments in the third quarter of 2022.
Please refer to the Selling, general and administrative expenses table for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended September 30, 2022 versus September 30, 2021
(Percent Change)	Consolidated
GAAP reported change	(5.4)%
Currency translation effects	3.4%
Constant currency change	(2.0)%
Research and development expense. Research and development expense was $14.4 million during the third quarter of 2022, a decrease of $0.5 million, compared to $14.9 million during the third quarter of 2021. Research and development expense was 3.8% of net sales in the third quarter of 2022 compared to 4.4% in the same period of 2021. We continue to develop new products for global safety markets, including the Altair io 4 and V-Gard C1. During the third quarter of 2022, we capitalized $2.2 million of software development costs.
Restructuring charges. Restructuring charges during the third quarter of 2022 were $0.9 million primarily related to various optimization activities. This compared to restructuring charges of $3.9 million during the third quarter of 2021, primarily related to integration activities. We remain focused on executing programs to optimize our cost structure.

Currency exchange. Currency exchange losses were $3.0 million in the third quarter of 2022 compared to losses of $0.1 million in the third quarter of 2021. The currency exchange losses for the current period related primarily due to the recognition of non-cash cumulative translation losses as result of our plan to close a foreign subsidiary. Currency exchange losses in third quarter of 2021 related to foreign currency exposure on unsettled inter-company balances. Refer to Note 16—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for three months ended September 30, 2022 was $4.0 million compared to $10.7 million in the same period last year. Product liability expense for the current period related primarily to defense costs incurred for cumulative trauma product liability claims. The expense during the third quarter 2021 related to an increase in the number of asserted coal claims pending against MSA LLC and a corresponding adjustment to the reserve, as discussed further in Note 18—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.
GAAP operating income. Consolidated operating income for the third quarter of 2022 was $64.3 million compared to $32.4 million in the same period last year. The increase in operating income was primarily driven by an increase in sales associated with volume growth, price realization, lower SG&A expenses, lower product liability expense and restructuring expense, partially offset by higher currency exchange losses.
Adjusted operating income. Americas adjusted operating income for the third quarter of 2022 was $75.1 million, an increase of $27.5 million or 57.7% compared to $47.6 million from the prior year quarter. The increase in adjusted operating income is primarily attributable to higher sales volumes.
International adjusted operating income for the third quarter of 2022 was $8.4 million, a decrease of $4.4 million, or 33.9%, compared to $12.8 million in the prior year quarter. The decrease in adjusted operating income is primarily attributable to lower revenue and gross margins, as a result of unfavorable currency translation, inflationary pressures, and supply chain constraints primarily associated with gas detection, partially offset by lower SG&A expenses.
Corporate segment adjusted operating loss for the third quarter of 2022 was $8.4 million, an increase of $2.4 million compared to an adjusted operating loss of $6.0 million in the third quarter of 2021, due to higher compensation expense.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Three Months Ended September 30, 2022
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$276,082	$105,612	$—	$381,694
GAAP operating income				64,313
Restructuring charges (Note 3)				899
Currency exchange losses, net				2,979
Product liability expense (Note 18)				4,035
Acquisition related costs(a)				2,899
Adjusted operating income (loss)	75,088	8,448	(8,411)	75,125
Adjusted operating margin %	27.2%	8.0%
Depreciation and amortization(a)				11,518
Adjusted EBITDA	83,945	10,980	(8,282)	86,643
Adjusted EBITDA margin %	30.4%	10.4%

Adjusted operating income (loss)	Three Months Ended September 30, 2021
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$229,076	$111,121	$—	$340,197
GAAP operating income				32,402
Restructuring charges (Note 3)				3,853
Currency exchange losses, net				100
Product liability expense (Note 18)				10,688
Acquisition related costs(a)				7,351
Adjusted operating income (loss)	47,624	12,780	(6,010)	54,394
Adjusted operating margin %	20.8%	11.5%
Depreciation and amortization(a)				11,823
Adjusted EBITDA	55,774	16,323	(5,880)	66,217
Adjusted EBITDA margin %	24.3%	14.7%
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
Note: Adjusted operating income (loss) and adjusted EBITDA are non-GAAP financial measures. Adjusted operating income (loss) is reconciled above to the nearest GAAP financial measure, Operating income (loss), and excludes restructuring, currency exchange, product liability expense and acquisition related costs. Adjusted EBITDA is reconciled above to the nearest GAAP financial measure, Operating income (loss) and excludes depreciation and amortization expense.
Total other expense, net. Total other expense, net, for the third quarter of 2022 was $3.6 million, compared to other expense, net, $1.5 million for the same period in 2021 driven primarily by higher interest expense related to a higher interest rate environment and a write-down of an equity investment, partially offset by higher pension income driven by a higher expected rate of return.
Income taxes. The reported effective tax rate for the third quarter of 2022 was 26.0% compared to 31.5% for the third quarter of 2021. This decrease from the prior year is attributable to expense recorded in the third quarter of 2021 related to U.S. tax on foreign dividends, nondeductible transaction costs, and a decrease in nondeductible executive compensation, partially offset by nondeductible foreign exchange on entity closures and a decrease in foreign tax credit.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income attributable to MSA Safety Incorporated. Net income was $44.9 million for the third quarter of 2022, or $1.14 per diluted share compared to net income of $21.2 million, or $0.54 per diluted share, for the same period last year.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021
Net Sales. Net sales for the nine months ended September 30, 2022, were $1,084.7 million, an increase of $94.8 million, or 9.6%, compared to $989.9 million in the same period last year, driven by acquisitions and the combination of price realization and volume growth. We saw healthy growth across most of our core products and across both reporting segments. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Nine Months Ended September 30,		Dollar Increase	Percent Increase
(In millions)	2022	2021
Consolidated	$1,084.7	$989.9	$94.8	9.6%
Americas	754.1	655.1	99.0	15.1%
International	330.6	334.8	(4.2)	(1.3)%

Net Sales	Nine Months Ended September 30, 2022 versus September 30, 2021
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	15.1%	(1.3)%	9.6%
Currency translation effects	0.4%	8.3%	3.1%
Constant currency sales change	15.5%	7.0%	12.7%
Less: Acquisitions(a)	(3.8)%	(2.4)%	(3.4)%
Organic constant currency change	11.7%	4.6%	9.3%
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
Net sales for the Americas segment were $754.1 million in the nine months ended September 30, 2022, an increase of $99.0 million, or 15.1%, compared to $655.1 million in the same period last year. Constant currency sales in the Americas segment increased 15.5% compared to the prior year period with organic constant currency growth of 11.7%. The inclusion of Bacharach drove the acquisition related sales. Organic growth was driven by growth across most core products.
Net sales for the International segment were $330.6 million in the nine months ended September 30, 2022, a decrease of $4.2 million, or 1.3%, compared to $334.8 million in the same period last year. Constant currency sales in the International segment increased 7.0% during the period with organic constant currency growth of 4.6%. The inclusion of Bacharach drove acquisition related sales. Organic growth was driven across a number of core products, partially offset by weakness in fall protection and ongoing supply chain constraints with the gas detection business.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the nine months ended September 30, 2022, was $476.6 million, an increase of $39.4 million or 9.0%, compared to $437.2 million during the same period last year. The ratio of gross profit to net sales was 43.9% during the nine months ended September 30, 2022 compared to 44.2% during the same period last year. Intangible asset amortization related to acquisitions reduced gross profit by $4.6 million or 45 basis points in 2022 while the absence of inventory step-up amortization related to the Bacharach acquisition increased gross profit by $1.7 million or 15 basis points. Pricing kept pace with inflationary pressures as well as offset inventory charges and product warranty charges.
Selling, general and administrative expenses. SG&A expenses were $247.4 million during the nine months ended September 30, 2022, an increase of $1.1 million or 0.4%, compared to $246.3 million during the same period last year. Overall, SG&A expenses were 22.8% of net sales during the nine months ended September 30, 2022, compared to 24.9% of net sales during the same period in 2021.  Organic constant currency SG&A increased $6 million or 2.5%, demonstrating strong leverage on revenue growth. This increase was driven by annual merit increases and increased costs to support higher business activity, which was partially offset by the absence of the 2021 acquisition related costs and savings from our restructuring programs in our International segment.

Please refer to the selling, general, and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Nine Months Ended September 30, 2022 versus September 30, 2021
(Percent Change)	Consolidated
GAAP reported change	0.4%
Currency translation effects	2.6%
Constant currency change	3.0%
Less: Acquisitions and related strategic transaction costs	(0.5)%
Organic constant currency change	2.5%
Research and development expense. Research and development expense was $43.0 million during the nine months ended September 30, 2022, an increase of $0.9 million, compared to $42.1 million during the same period last year. Research and development expense was 4.0% of net sales in the first nine months ended September 30, 2022 and 4.3% in the same period of 2021. We continue to develop new products for global safety markets, including the Altair io 4 and V-Gard C1. During the nine months ended September 30, 2022, we capitalized $6.5 million of software development costs.
Restructuring charges. Restructuring charges during the nine months ended September 30, 2022, were $3.1 million primarily related to our ongoing initiatives to drive profitable growth and right size operations. This compared to restructuring charges of $12.2 million during the same period in 2021, primarily related to our ongoing initiatives to drive profitable growth and right size our operations and integration activities. We remain focused on executing programs to optimize our cost structure.

Currency exchange. Currency exchange losses were $4.8 million during the nine months ended September 30, 2022, compared to gains of $0.4 million in the same period of 2021. The currency exchange losses for the current period related primarily due to the recognition of non-cash cumulative translation losses as result of our plan to close a foreign subsidiary and foreign currency exposure on unsettled inter-company balances. Currency exchange gains in 2021 related to foreign currency exposure on unsettled inter-company balances.
Refer to Note 16—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the nine months ended September 30, 2022 was $9.7 million compared to $25.2 million in the same period last year. Product liability expense for the current period related primarily to defense costs incurred for cumulative trauma product liability claims. The expense during 2021 related to an increase in the number of asserted claims pending against MSA LLC and a corresponding adjustment to the reserve.
GAAP operating income. Consolidated operating income for the nine months ended September 30, 2022, was $168.5 million compared to $111.6 million in the same period last year. The increase in operating income was primarily driven by an increase in sales associated with acquisitions and organic business activity, lower product liability expense, and lower restructuring expense.
Adjusted operating income. Americas adjusted operating income for the nine months ended September 30, 2022 was $184.7 million, an increase of $42.5 million, or 29.9%, compared to $142.2 million in the prior year. The increase in adjusted operating income is primarily attributable to higher sales volumes driven by both acquisitions and organic business activity, partially offset by higher SG&A expenses to support business growth.
International adjusted operating income for the nine months ended September 30, 2022, was $34.7 million, a decrease of $7.3 million, or 17.4%, compared to $42.0 million in the prior year. The decrease in adjusted operating income is primarily attributable to lower revenue and gross margins as a result of unfavorable currency translation and inflationary pressures, partially offset by lower SG&A expenses.
Corporate segment adjusted operating loss for the nine months ended September 30, 2022, was $24.8 million, an increase of $1.3 million compared to an adjusted operating loss of $23.5 million in the same period of 2021 due to higher SG&A expense.

The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Nine Months Ended September 30, 2022
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$754,116	$330,583	$—	$1,084,699
GAAP operating income				168,517
Restructuring charges (Note 3)				3,146
Currency exchange losses, net				4,788
Product liability expense (Note 18)				9,733
Acquisition related costs(a)				8,398
Adjusted operating income (loss)	184,664	34,674	(24,756)	194,582
Adjusted operating margin %	24.5%	10.5%
Depreciation and amortization(a)				34,961
Adjusted EBITDA	210,201	43,708	(24,366)	229,543
Adjusted EBITDA margin %	27.9%	13.2%

Adjusted operating income (loss)	Nine Months Ended September 30, 2021
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$655,123	$334,792	$—	$989,915
GAAP operating income				111,619
Restructuring charges (Note 3)				12,239
Currency exchange gains, net				(359)
Product liability expense (Note 18)				25,235
Acquisition related costs(a)				11,891
Adjusted operating income (loss)	142,160	41,982	(23,517)	160,625
Adjusted operating margin %	21.7%	12.5%
Depreciation and amortization(a)				33,716
Adjusted EBITDA	165,243	52,283	(23,185)	194,341
Adjusted EBITDA margin %	25.2%	15.6%
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
Note: Adjusted operating income (loss) and adjusted EBITDA are non-GAAP financial measures. Adjusted operating income (loss) is reconciled above to the nearest GAAP financial measure, Operating income (loss), and excludes restructuring, currency exchange, product liability expense, and acquisition related costs. Adjusted EBITDA is reconciled above to the nearest GAAP financial measure, Operating income (loss) and excludes depreciation and amortization expense.
Total other income, net. Total other income, net, for the nine months ended September 30, 2022 was $1.0 million, compared to $0.9 million for the same period in 2021 driven primarily by higher pension income driven by a higher expected rate of return, partially offset by higher interest expense related to a higher interest rate environment and a write-down of an equity investment.

Income taxes. The reported effective tax rate for the nine months ended September 30, 2022 was 24.4% compared to 26.0% for the same period in 2021. This decrease from the prior year is attributable to the impact of statutory rate increases recorded in the second quarter of 2021, decreases in nondeductible executive compensation, U.S. tax on foreign dividends, tax benefits on certain share-based payments, and nondeductible transaction costs, partially offset by nondeductible foreign exchange on entity closures.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income attributable to MSA Safety Incorporated. Net income was $128.1 million for the nine months ended September 30, 2022, or $3.25 per diluted share compared to income of $82.8 million, or $2.10 per diluted share, for the same period last year.
Non-GAAP Financial Information
We may provide information regarding financial measures such as organic constant currency changes, financial measures excluding the impact of acquisitions and related acquisition related costs (including acquisition related amortization), adjusted operating income, adjusted operating margin percentage, adjusted EBITDA and adjusted EBITDA margin percentage, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net sales, selling, general and administrative expense, operating income or net income as a measure of operating performance. We believe that the use of these non-GAAP financial measures provide investors with additional useful information and provide a more complete understanding of the underlying results. Because not all companies use identical calculations, these presentations may not be comparable to similarly titled measures from other companies. For more information about these non-GAAP measures and a reconciliation to the nearest U.S. GAAP measure, please refer to the reconciliations referenced above in Management's Discussion & Analysis.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, declared dividend payments and acquisitions. At September 30, 2022, approximately 43% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2026. At September 30, 2022, approximately 84% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At September 30, 2022, the Company had cash and cash equivalents totaling $159.6 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy that prioritizes growth investments, funding our dividends and servicing debt obligations. Cash, cash equivalents and restricted cash increased $19.8 million during the nine months ended September 30, 2022, compared to decreasing $43.2 million during the same period in 2021. We believe MSA's healthy balance sheet and access to significant capital at September 30, 2022, positions us well to navigate through challenging business conditions and supply chain constraints or other unexpected events.
Operating activities. Operating activities provided cash of $103.9 million during the nine months ended September 30, 2022, compared to providing $130.1 million during the same period in 2021. The decreased operating cash flow as compared to the same period in 2021 was primarily related to working capital requirements, notably increased inventory related to increased backlog.
Collections from insurance companies exceeded payments for subsidiary MSA LLC's product liability claims by $0.4 million in the nine months ended September 30, 2022, compared to product liability claim payments of $17.1 million, net of collections from insurance companies, in the same period of 2021. MSA LLC funds its operating expenses and legal liabilities from its own operating cash flow and other investments, as well as limited amounts of insurance reimbursements and intercompany notes. MSA LLC is not party to the Company's credit facility. Now that MSA LLC is largely self-insured for its historical cumulative trauma product liability claims, associated insurance reimbursements received in any given period are limited, and generally do not fully offset cash outlay in that same period. In recent years, MSA LLC’s contingent liabilities have been funded without a material impact on the Company’s consolidated capital allocation priorities.
Investing activities. Investing activities used cash of $4.4 million during the nine months ended September 30, 2022, compared to using $402.6 million during the same period in 2021. The decrease in cash used in investing activities as compared to the same period in 2021 was primarily related to the absence of acquisitions. We remain active in evaluating additional acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities used cash of $56.2 million during the nine months ended September 30, 2022, compared to providing cash of $233.4 million during the same period in 2021. During the nine months ended September 30, 2022, we had net proceeds from long-term debt of $27.0 million as compared to net proceeds from long-term debt of $308.9 million to fund the acquisition of Bristol and Bacharach during the same period in 2021. We paid cash dividends of $53.4 million during the nine months ended September 30, 2022, compared to $51.3 million in the same period in 2021. We also used cash of $34.4 million during the nine months ended September 30, 2022 to repurchase shares, of which $30.4 million related to our share repurchase program, compared to using $6.1 million during the same period in 2021.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies at September 30, 2022, resulted in a translation loss of $58.1 million being recorded to the cumulative translation adjustments shareholders' equity account during the nine months ended September 30, 2022, compared to a $18.0 million translation loss being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2021.
COMMITMENTS AND CONTINGENCIES
We made contributions of $5.7 million to our pension plans during the nine months ended September 30, 2022. We expect to make total contributions of approximately $7.7 million to our pension plans in 2022 primarily associated with statutorily required plans in the International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2022, totaling $9.2 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2022, the Company has $1.7 million of restricted cash in support of these arrangements.

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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $14.6 million or 3.8% and $1.2 million or 2.7%, respectively, for the three months ended September 30, 2022.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2022, we had open foreign currency forward contracts with a U.S. dollar notional value of $96.3 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $9.6 million increase or decrease in the fair value of these contracts at September 30, 2022.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At September 30, 2022, we had $261.4 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $8.1 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At September 30, 2022, we had $345.7 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates would have a $3.8 million impact on future annual earnings under our current capital structure.

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
Our mission, reputation and business success rely on our ability to design and provide safe, high quality and reliable products that earn and maintain customer trust. Our products and solutions are often used in high-risk and unpredictable environments, and MSA and its subsidiaries face an inherent business risk of exposure to product liability or other legal claims or penalties related to the design, manufacture, marketing, or sale of our products and solutions. In the event the parties using our products are injured or any of our products prove to be defective, we could be subject to claims. In addition, we may be required to or may voluntarily recall or redesign certain products or components due to concern about product safety, quality, or reliability. Any significant claims, recalls or field actions that result in significant expense or negative publicity against us could have a material adverse effect on our business, operating results, financial condition and liquidity, including any successful claim brought against us in excess or outside of available insurance coverage.
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
Our subsidiary, Mine Safety Appliances Company, LLC (“MSA LLC”) was named as a defendant in 1,544 cumulative trauma lawsuits comprised of 4,193 claims at September 30, 2022. Cumulative trauma product liability claims involve exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma or coal worker’s pneumoconiosis. A reserve has been established with respect to estimated amounts for cumulative trauma product liability claims currently asserted, as well as, incurred but not reported (“IBNR”) cumulative trauma product liability claims. Because our cumulative trauma product liability risk is subject to inherent uncertainties, and since MSA LLC is largely self-insured, there can be no certainty that MSA LLC may not ultimately incur losses in excess of presently recorded liabilities. Many factors affecting cumulative trauma product liability claims may change over time or as a result of sudden unfavorable events within a single reporting period. Associated losses could have a material adverse effect on our business, operating results, financial condition and liquidity, or could result in volatility from period to period.
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
In the normal course of business, MSA LLC makes payments to settle these types of cumulative trauma product liability claims and for related defense costs, and records receivables for the amounts believed to be recoverable under insurance. MSA LLC has recorded insurance receivables totaling $125.9 million and notes receivables of $44.3 million at September 30, 2022. Since MSA LLC is now largely self-insured for cumulative trauma claims, additional amounts recorded as insurance receivables will be limited. Amounts recorded as insurance receivables are based on the amount of future losses presently recorded in the cumulative trauma product liability reserve. These projected future losses are used to calculate contingent reimbursements deemed probable of collection under negotiated Coverage-in-Place Agreements. Reimbursements are calculated based on modeled assumptions, including claims composition, claims characteristics, and timing (each of which are relevant to calculating reimbursement under the terms of Coverage-In-Place Agreements). These factors, and the potential for future insurer insolvencies, could affect the timing and amount of actual receivables collected in any given period or in total.

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
Any one or more of these risks could have a negative impact on the success of our international operations and, thereby, have a material adverse effect on our business, consolidated results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2022	8	$127.49	—	229,311
August 2022	479	121.27	—	247,600
September 2022	19,573	109.86	19,573	249,657
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We repurchased 19,573 shares during the quarter ended September 30, 2022, under this program.
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

MSA SAFETY INCORPORATED

October 27, 2022	/s/ Lee B. McChesney
Lee B. McChesney
Senior Vice President and Chief Financial Officer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)