Form 10-K
period 2022-12-31
MSA Safety Inc
filed 2023-02-16
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates as of June 30, 2022 was approximately $4.4 billion. As of February 10, 2023, there were outstanding 39,213,240 shares of common stock, no par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the May 12, 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

Cautionary Statement Regarding Forward-Looking Statements
This report may contain (and verbal statements made by MSA® Safety Incorporated (MSA) may contain) "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance and involve various assumptions, known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, but are not limited to, those listed in this report under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or other comparable words. Actual results, performance or outcomes may differ materially from those expressed or implied by these forward-looking statements and may not align with historical performance and events due to a number of factors, including those discussed in the sections of this report described above. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and caution should be exercised against placing undue reliance upon such statements. We are under no duty to update publicly any of the forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise, except as required by law.

PART I
Item 1. Business
Overview—Established in 1914, MSA Safety Incorporated is the global leader in the development, manufacture and supply of safety products and software that protect people and facility infrastructures. Recognized for their market leading innovation, many MSA products integrate a combination of electronics, software, mechanical systems and advanced materials to protect users against hazardous or life-threatening situations. The Company's comprehensive product line, which are governed by rigorous safety standards across highly regulated industries, is used by workers around the world in a broad range of markets, including fire service, the oil, gas and petrochemical industry, construction, industrial manufacturing applications, heating, ventilation, air conditioning and refrigeration ("HVAC-R"), utilities, mining and the military. The Company's core products include breathing apparatus where self-contained breathing apparatus ("SCBA") is the principal product, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel and fall protection devices.
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
Segments—We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into four geographic operating segments that are aggregated into three reportable geographic segments: Americas, International and Corporate. Segment information is presented in Note 8—Segment Information of the consolidated financial statements in Part II Item 8 of this Form 10-K.
Because our consolidated financial statements are stated in U.S. dollars and much of our business is conducted outside the U.S., currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.
Products—We design, manufacture, and sell a comprehensive line of safety products and solutions to protect the health and safety of workers and facility infrastructures around the world in the fire service, the oil, gas and petrochemical industry, construction, industrial manufacturing applications, HVAC-R, utilities, mining and the military. Our products protect people against a wide variety of hazardous or life-threatening situations.
The following is a brief description of each of our product categories:
Core products. MSA's corporate strategy includes a focus on driving sales of core products, where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include breathing apparatus where SCBA is the principal product, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel and fall protection devices. Core products comprised approximately 90% and 89% of sales in 2022 and 2021, respectively.
The following is a brief description of our core product offerings:
Breathing apparatus products. The primary breathing apparatus product is the SCBA. SCBA are used by first responders, petrochemical plant workers and anyone entering an environment deemed immediately dangerous to life and health. The SCBA functions together with various MSA cloud-based software modules and proprietary accessories to create a complete and customizable solution for our customers. Our primary breathing apparatus product in the Americas segment, the MSA G1 SCBA, is a revolutionary platform that offers many differentiated features. With new hardware and software upgrades always under development, this platform continues to evolve to meet our customers’ needs. Our newest breathing apparatus product, the MSA M1 SCBA, represents the most advanced and ergonomic SCBA we have ever launched for our International markets. The “M” stands for modular, which is a critical design element that allows this platform to meet the many varied needs of customers around the world. We sell breathing apparatus across both the Americas and International segments.

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
In 2021 MSA acquired Bacharach, Inc. and its affiliated companies (Bacharach), a leader in gas detection technologies used in the HVAC-R markets. Bacharach’s advanced instrumentation technologies help protect lives and the environment, while also increasing operational efficiency for its diversified customer base. Bacharach's portfolio of gas detection and analysis products are used to detect, measure and analyze leaks of various gases that are commonly found in both commercial and industrial settings. Bacharach has strong expertise in the refrigerant leak detection market with customers in the HVAC-R, food retail, automotive, commercial and industrial refrigeration, and military markets.
Portable gas detection instruments. Our hand-held portable gas detection instruments are used to detect the presence or absence of various gases in the air. The product line is used by oil, gas and petrochemical workers, general industrial workers, miners, utility workers, first responders or anyone working in a confined space environment. Typical applications of these instruments include the detection of an oxygen deficiency in confined spaces or the presence of combustible or toxic gases. Our single- and multi-gas detectors provide portable solutions for detecting the presence of oxygen, combustible gases and various toxic gases, including hydrogen sulfide, carbon monoxide, ammonia and chlorine, either singularly or up to six gases at once. Our ALTAIR® 2X, ALTAIR 4XR and ALTAIR 5X Multigas Detectors, with our internally developed XCell® sensor technology, provide faster response times and unsurpassed durability. During 2022, we launched the ALTAIR® io™ 4 gas detection wearable, designed with fully integrated connectivity for real-time visibility across worksites. We sell portable gas detection instruments in both our Americas and International segments.
MSA also leverages proprietary Internet of Things solutions and wireless solutions to connect our hardware products directly to our cloud offering ("MSA Grid"). MSA Grid offers solutions for both fleet management and live monitoring while interfacing directly with the breadth of MSA hardware products. Through this cloud technology, MSA provides services that enhance worker safety and accountability by adding this layer of transparency that does not normally exist in industrial settings.
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
Firefighter helmets and protective apparel. We offer a complete line of fire helmets that includes our Cairns® and Gallet® helmet brands. Our Cairns helmets are primarily used by firefighters in North America while the Gallet helmets are primarily used by firefighters across our International segment. Globe® Holding Company, LLC ("Globe") and B T Q Limited ("Bristol Uniforms"), are both leading innovators and providers of firefighter personal protective equipment ("PPE") and boots. MSA's firefighter safety PPE offering in the Americas segment protects firefighters from head to toe, with Cairns Helmets, our industry leading G1 SCBA, and Globe turnout gear and boots. MSA's firefighter safety PPE offering in the International segment includes the XF1 Gallet Helmet and Bristol Uniforms turnout gear, in addition to the M1 SCBA described above.

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
MSA+™. Our new safety solutions platform that integrates safety hardware technology, cloud software solutions and safety services was launched in 2022. By integrating our offerings and coupling them with subscription pricing, MSA improved access to our solutions and facilitates the digital transformation of safety programs while further accelerating our recurring revenue business.
Non-core products. MSA maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and sometimes reflect more episodic or contract-driven growth patterns. Key non-core products include air-purifying respirators ("APR"), eye and face protection, ballistic helmets and gas masks. Ballistic helmet and gas mask sales are the primary sales to our military customers and were approximately $55 million globally in 2022 compared to $43 million in 2021.
We have patents and pending patents across substantially all of our products.
Customers—Our customers generally fall into two categories: distributors and end-users. In our Americas segment, the majority of our sales are made through distribution. In our International segment, sales are made through both indirect and direct sales channels. For the year ended December 31, 2022, no individual customer represented more than 10% of our sales.
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
In areas where we use indirect selling, we promote, distribute and service our products to general industry through authorized national, regional and local distributors. We distribute fire service products primarily through specially trained local and regional distributors who provide advanced training and service capabilities to volunteer and paid municipal fire departments. Because of our broad and diverse product line and our desire to reach as many markets and market segments as possible, we have over 2,200 authorized distributor locations worldwide.
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
We believe another important aspect of our approach to new product development is that our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations. These organizations include the National Institute for Occupational Safety and Health ("NIOSH"), the National Fire Protection Association ("NFPA"), American National Standards Institute ("ANSI"), International Safety Equipment Association ("ISEA") and their overseas counterparts. Key members of our management team understand the impact that these standard-setting organizations have on our new product development pipeline. As such, management devotes significant time and attention to anticipating a new standard's impact on our sales and operating results. Because of our understanding of customer needs, membership on global standards-setting bodies, investment in research and development and our unique new product development process, we believe we are well positioned to anticipate and adapt to changing product standards. While the length of the approval process can be unpredictable, we believe that we are well positioned to gain the approvals and certifications necessary to meet new government and multinational product regulations.
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
Raw Materials and Suppliers—Many of the components of our products are formulated, machined, tooled or molded in-house and by select tier one supplier partners, which comprise approximately two-thirds of our cost of sales. For example, we rely on integrated manufacturing capabilities for breathing apparatus, gas masks, ballistic helmets, hard hats and circuit boards. The primary materials that we source from third parties include electronic components, high density polyethylene, chemical filter media, rubber and plastic components, eye and face protective lenses, air cylinders, certain metals and ballistic resistant, flame resistant and non-ballistic fabrics. We purchase these materials both domestically and internationally, and we believe our supply sources are both well established and reliable. In spite of some market-softening, especially in the consumer space, the demand for industrial-based electronic components continues to outpace supply. For these industrial-based electronic components, lead times remain extended and the overall market constrained, which is not unique to MSA. We continue to navigate these supply chain issues. We have close supplier relationship programs with our key raw material distributors and strategic supplier partners. Although we generally do not have long-term supply contracts with all suppliers, thus far we have not experienced any significant problems in obtaining adequate raw materials by prioritizing formal supply agreements with our select strategic supplier partners.
Please refer to MSA's Form SD filed on May 25, 2022 for further information on our conflict minerals analysis. Form SD may be obtained free of charge at www.sec.gov.

Human Capital—As of December 31, 2022, the Company employed approximately 5,000 people worldwide, of which approximately 2,200 were employed in the United States and 2,800 were employed outside of the United States. Approximately 20% of our global workforce is covered by collective bargaining agreements or works councils. Overall, we consider our employee relations to be good. Our culture is important to our success. To that end, we maintain seven core values that define our culture. They are Integrity, Customer Focus, Diversity and Inclusion, Innovation and Change, Engagement, Teamwork and Speed and Agility. Our core values are encircled by “A Culture of Safety.”
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
Employee Health and Well-Being—To support mental health and emotional well-being, all associates and their dependents worldwide have access to an Employee Assistance Program, at no cost to them. This includes access to visits with mental health care providers through the program.
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
Approximately 52% of our U.S. workforce self-identifies as diverse. This includes women who comprise approximately 41% of our U.S. workforce. Among associates within executive pay grades, 41% self-identify as diverse. We determine race and gender diversity based on our employees’ self-identification or other information compiled to meet the requirements of the U.S. government, compiled as of December 31, 2022. We count a diverse woman as one individual.
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

Environmental Matters—Our facilities and operations are subject to laws and regulations relating to environmental protection and human health and safety. In the opinion of management, compliance with current environmental protection laws will not have a material adverse effect on our financial condition. See Item 1A—Risk Factors, for further information regarding our environmental risks which could impact the Company.
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

Item 1A. Risk Factors
RISKS RELATED TO LEGAL AND REGULATORY CHALLENGES
Claims of injuries or potential safety issues or quality concerns could be made against our various subsidiaries.
Our products and solutions are often used in high-risk and unpredictable environments and our mission, reputation and business success rely on our ability to design and provide safe, high quality and reliable products that earn and maintain customer trust. In the event the parties using our products are injured, or if any of our products are alleged to have contributed, we could be subject to claims or suffer reputational harm. In addition, we may be required to or may voluntarily recall or redesign certain products or components due to concern about product safety, quality, ease of use or customer confidence. Any significant claims, recalls or field actions that result in significant expense or negative publicity against us could have a material adverse effect on our business, operating results, financial condition and liquidity, including any successful claim brought against us in excess or outside of available insurance coverage.
Our subsidiaries, may experience losses from product liability claims, which could have a material adverse effect on our business, operating results, financial condition and liquidity.

Our subsidiaries face an inherent business risk of exposure to product liability or other legal claims or penalties related to the design, manufacture, marketing, or sale of any of our current or former products and solutions. Our subsidiaries are named periodically in single incident lawsuits, or, at times, in cumulative trauma product liability lawsuits which may be numerous, and the number of claims newly asserted in any given period is difficult to predict and may aggregate or escalate suddenly. Any type of product injury claim may result in losses in excess of available insurance coverage and have a material adverse effect on our business, operating results, financial condition and liquidity.

On January 5, 2023, the Company divested MSA LLC, a wholly owned subsidiary that holds legacy product liability claims relating to coal dust, asbestos, silica, and other exposures, to a joint venture between R&Q Insurance Holdings Ltd. and Obra Capital, Inc. (the "Purchaser") The transaction is subject to risks related to counterparty commercial risk as well as agreement enforcement and interpretation. Third parties also could seek to assert claims against us for which MSA LLC is the legally responsible party, and we may be required to incur fees and expenses to enforce that wrongly asserted claims are properly redirected to MSA LLC. The divested subsidiary MSA LLC and the Purchaser have indemnified us with respect to MSA LLC’s cumulative trauma product liability losses and other defined exposures. The ability of MSA LLC and the Purchaser to honor their indemnity obligations is subject to commercial risk and, in addition, in the event of a dispute, the transaction, negotiated indemnities, and the extent of other legally-available protections may be subject to future judicial interpretation. MSA and its remaining subsidiaries continue to be responsible for claims relating to any current or former products and solutions that were not transferred as part of the divestiture.
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
We are subject to risks related to our environmental, social and governance activities and disclosures.
Environmental social and governance, often referred to as ESG, reporting and disclosure requirements continue to evolve, with increasing investor expectations and additional regulatory requirements anticipated. Failure to accurately and timely meet these expectations and requirements may result in reputational damage, regulatory penalties and litigation among other consequences.
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
We depend on various components, materials and services from supply chain partners to manufacture our products. It is possible that any of our supplier relationships could be terminated or otherwise disrupted, or that our suppliers may be unable to timely deliver to us. Any sustained interruption in our receipt of adequate supplies or services could have a material adverse effect on our business, results of operations and financial condition. Our inability to successfully manage price fluctuations due to market demand, currency risks or material shortages, or future price fluctuations (whether due to inflationary pressures or otherwise) could have a material adverse effect on our business and our consolidated results of operations and financial condition.
Our plans to continue to improve productivity and reduce complexity may not be successful, which could adversely affect our ability to compete.
MSA has integrated parts of its European operating segment that have historically been individually managed entities, into a centrally managed organization model. We plan to continue to leverage the benefits of scale created from this approach and are in the process of implementing a more efficient and cost-effective enterprise resource planning system in additional locations across the International Segment. MSA runs the risk that these and similar initiatives may not be completed substantially as planned, may be more costly to implement than expected, or may not result in the efficiencies or cost savings anticipated. In addition, if not properly managed, these initiatives could cause disruptions in our day-to-day operations and have a negative impact on MSA's financial results. It is also possible that other major productivity and streamlining programs may be required in the future.
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
A portion of MSA's sales are made to customers in the oil, gas and petrochemical market. We estimate that between approximately 25% - 30% of our global business is sold into the energy market vertical with the most significant exposure in industrial head protection, portable gas detection and FGFD. Approximately 10% - 15% of consolidated revenue, primarily in industrial head protection and portable gas detection, is more exposed to a pullback in employment trends across the energy market. Another 5% - 10% of consolidated revenue, primarily in FGFD is more exposed to a pullback in capital equipment spending within the energy market. It is possible that volatility in the oil, gas and petrochemical industry, whether related to economic, climate-related energy policy, or other conditions, could negatively impact our business and could result in declines in our consolidated results of operations and cash flow.

Pandemics or disease outbreaks, such as COVID-19, may cause unfavorable economic or market conditions which could impact demand patterns and/or disrupt global supply chains and manufacturing operations. Collectively, these outcomes could materially and adversely affect our business, results of operations and financial condition.
Pandemics or disease outbreaks such as COVID-19 could result in a widespread health crisis that could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for our products in certain industrial-based end-markets. The spread of pandemics or disease outbreaks may also disrupt the Company’s manufacturing operations, supply chain, or logistics necessary to import, export and deliver products to our customers. During a pandemic or crisis, applicable laws and response directives such as vaccine mandates or occupational safety and health requirements, could, in some circumstances, result in skilled labor impacts including voluntary attrition or difficulty finding labor, or otherwise adversely affect our ability to operate our plants, obtain inputs from suppliers, or to deliver our products in a timely manner. Some laws and directives may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow.
A reduction in the spending patterns of government agencies or delays in obtaining government approval for our products could materially and adversely affect our net sales, earnings and cash flow.
The demand for our products sold to the fire service market, the homeland security market and other government agencies is, in large part, driven by available government funding. Government budgets are set annually, and we cannot assure that government funding will be sustained at similar levels in the future. A significant reduction in available government funding could result in declines in our consolidated results of operations and cash flow.
The markets in which we compete are highly competitive, and some of our competitors have greater financial and other resources than we do. The competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition.
The safety products market is highly competitive, with participants ranging in size from small companies focusing on single types of safety products, to large multinational corporations that manufacture and supply many types of safety products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, technology, cost of ownership, comfort, design and style), price, service and delivery, customer support, the ability to meet the special requirements of customers, brand name trust and recognition, and e-business capabilities. Some of our competitors have greater financial and other resources than we do and our business could be adversely affected by competitors’ new product innovations, technological advances made to competing products and pricing changes made by us in response to competition from existing or new competitors. We may not be able to compete successfully against current and future competitors, and the competitive pressures faced by us could have a material adverse effect our business, consolidated results of operations and financial condition. In addition, e-business is a rapidly developing area, and the execution of a successful e-business strategy involves significant time, investment and resources. If we are unable to successfully expand e-business capabilities in support of our customer needs, our brands may lose market share, which could negatively impact revenue and profitability.
RISKS RELATED TO NEW AND ADJACENT INITIATIVES
Our plans to improve future profitability through restructuring programs may not be successful and could lead to unintended consequences.
We have incurred and may incur restructuring charges primarily related to severance costs for staff reductions associated with our ongoing initiatives to drive profitable growth and right size our operations as well as programs to adjust our operations in response to current business conditions. For example, in 2022, 151 positions were eliminated in response to the changing business environment. Our cost structure in future periods is somewhat dependent upon our ability to maintain increased productivity without backfilling certain positions. If our programs are not successful, there could be a material adverse effect on our business and consolidated results of operations.

Our inability to successfully identify, consummate and integrate current and future acquisitions or to realize anticipated cost savings and other benefits could adversely affect our business. Additionally, divestitures may expose us to alleged potential liabilities which could adversely affect our business.
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

We have also divested businesses and may consider divesting businesses in the future. Divestiture risks relate to our ability to find appropriate purchasers, execute transactions on favorable terms, separate divested business operations with minimal impact to our remaining operations, and effectively manage any transitional service arrangements. Any of these factors could materially and adversely affect our consolidated results of operations and financial condition.
If we fail to introduce successful new products or extend our existing product line, we could lose our market position and our financial performance could be materially and adversely affected.
In the safety products market, there are frequent introductions of new products and product line extensions. If we are unable to identify emerging customer and technological trends, maintain and improve the competitiveness of our products and introduce new products, we may lose our market position, which could have a material adverse effect on our business, financial condition and results of operations. We continue to invest significant resources in research and development and market research, which includes the development of software platforms for our connected products. However, continued product and/or service development and marketing efforts are subject to the risks inherent in the development process. These risks include delays, the failure of new products and product line extensions to achieve anticipated levels of market acceptance and the risk of failed product introductions.

RISKS RELATED TO CYBERSECURITY OR MISAPPROPRIATION OF OUR CRITICAL INFORMATION
A failure of our information systems or a cybersecurity breach could materially and adversely affect our business, results of operations and financial condition.
The proper functioning and security of our information systems is critical to the operation and reputation of our business. This includes the systems that support and operate our Safety io and MSA+™ platforms. Our information systems may be vulnerable to damage or disruption from natural or man-made disasters, computer viruses, power losses or other system or network failures. In addition, hackers, cyber-criminals and other persons could attempt to gain unauthorized access to our information systems with the intent of harming the Company, harming our information systems or obtaining sensitive information such as intellectual property, trade secrets, financial and business development information, and customer and vendor related information. To date, we have not experienced any material breaches or material losses related to cyber-attacks. If our information systems or security fail, or if there is any compromise or breach of our security, it could disrupt our operations and/or result in a violation of applicable privacy and other laws, legal and financial exposure, remediation costs, negative impacts on our customers' willingness to transact business with us, or a loss of confidence in our security measures, which could have an adverse effect on our business, our reputation and our consolidated results of operations and financial condition.
Like many companies, from time to time, we have experienced attempts on our computer systems by unauthorized outside parties. Because the techniques used by computer hackers and others to access or sabotage networks continually evolve and generally are not recognized until launched against a target, we may be unable to anticipate, prevent or detect these attacks. As a result, the impact of any future incident cannot be predicted, including the failure of our information systems or misappropriation of our technologies and/or processes. Any such system failure or loss of such information could harm our competitive position or cause us to incur significant costs to remedy the damages caused by the incident. We have taken steps and incurred costs to further strengthen the security of our computer systems and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks remain potentially vulnerable to advanced persistent threats. We cannot assure that ongoing improvements to our infrastructure and cybersecurity programs will be sufficient to prevent or limit the damage from any future cyber-attack or disruption to our information systems. It is therefore possible that in the future we may suffer an attack, unauthorized parties may gain access to personal information in our possession and we may not be able to identify any such incident in a timely manner.
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
Our success depends in large part on the continued contributions of our key management, engineering and sales and marketing personnel, many of whom are highly skilled and would be difficult to replace. Our success also depends on the abilities of new personnel to function effectively, both individually and as a group. If we are unable to attract, effectively integrate and retain management, engineering, sales and marketing or other key personnel, then the execution of our growth strategy and our ability to react to changing market requirements may be impeded, and our business could suffer as a result.
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
It it important to our business to hire, retain and develop a highly skilled and diverse global workforce. We compete to hire new personnel with a variety of capabilities in the many countries in which we manufacture and market our products. We also invest resources and time to develop and retain our employees' skills and competencies. We could experience unplanned or increased turnover of employees with key capabilities, or fail to develop adequate succession plans for leadership positions or hire and retain a workforce with the skills and in the locations we need to operate and grow our business. We could also fail to attract and develop personnel with key emerging capabilities that we need to continue to respond to changing consumer and customer needs and grow our business, including skills in the areas of manufacturing, engineering, sales, service, and various functional support areas. Occurrence of any of these conditions could deplete our institutional knowledge base and erode our competitiveness.
We are experiencing continuing a tight and competitive labor market and could face unforeseen challenges in the availability of labor. A sustained labor shortage or increased turnover rates within our employee base have led and could lead to increased costs such as increased overtime to meet demand and increased wages to attract and retain employees. We have also been negatively affected and could continue to be negatively affected by labor shortages or constraints experienced by our partners, including our external manufacturing partners and freight providers. Failure to achieve and maintain a diverse workforce, compensate our employees competitively and fairly, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and also result in lower performance and an inability to retain valuable employees.

RISKS RELATED TO DOING BUSINESS INTERNATIONALLY
We have significant international operations and are subject to the risks of doing business in foreign countries and global supply chains.
We have business operations in more than 40 international locations. In 2022, approximately one-half of our net sales were made by operations located outside the United States. We also rely on global supply chains or otherwise source critical components and raw materials from suppliers based in foreign countries, which at times are used in manufacturing operations across our global footprint. In certain cases, components could be sole sourced or otherwise not easily substituted due to the highly regulated nature of our products. Therefore, our operations and sourcing strategies are subject to supply shortages, sourcing delays, or disruption due to various geopolitical, economic, disasters, and other risks and uncertainties, which could have a material adverse effect on our business. These risks include the following:
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
Our operations outside of the United States account for a significant portion of our net sales. The results of our foreign operations are generally reported in local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease our results of operations and cash flow. Although the Company uses instruments to hedge certain foreign currency risks, these hedges only offset a portion of the Company’s exposure to foreign currency fluctuations.
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
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable, include slower growth rates in our markets, reduced expected future cash flows, increased country risk premiums as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. See Note 13—Goodwill and Intangible Assets of the consolidated financial statements in Part II Item 8 of this Form 10-K for the carrying amounts of goodwill in each of our reporting segments and details on indefinite-lived intangible assets that we hold.
Risks related to our defined benefit pension and other post-retirement plans could adversely affect our results of operations and cash flow.
Significant changes in actual investment return on pension assets, discount rates, and other factors could adversely affect our results of operations and pension contributions in future periods. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. For further information regarding our pension plans, refer to Note 15—Pensions and Other Post-retirement Benefits of the consolidated financial statements in Part II Item 8 of this Form 10-K.

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
Our debt agreements require us to comply with certain restrictive covenants. If we are unable to generate sufficient cash to service our debt or if interest rates increase, our consolidated results of operations and financial condition could be materially and adversely affected. Additionally, a failure to comply with the restrictive covenants contained in our debt agreements could result in a default, which if not waived by our lenders, could substantially increase borrowing costs and require accelerated repayment of our debt. Please refer to Note 12—Long-Term Debt of the consolidated financial statements in Part II Item 8 of this Form 10-K for commentary on our compliance with the restrictive covenants.
Any period of interest rate increases may adversely affect our ability to obtain new financing or to refinance existing debt on terms the Company deems attractive, the cost of such financing, exchange-rates, and our profitability, which in turn may have a material adverse effect on our liquidity and capital resources. As of December 31, 2022, we had $308.6 million of variable rate borrowings under our revolving credit facility. A 50 basis point increase or decrease in interest rates could result in $1.4 million of additional interest expense. When the $315.0 million of variable rate debt undertaken to complete the MSA, LLC divestiture is taken into account, a 50 basis point increase or decrease in interest rates could result in $3.0 million of additional interest expense. Please refer to Note 20—Contingencies of the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information regarding the divestiture.

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
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following sets forth the names and ages of our executive officers as of February 16, 2023:

Name	Age	Title
Nishan J. Vartanian(a)	63	Chairman, President and Chief Executive Officer since May 2020.
Steven C. Blanco(b)	56	Sr. Vice President and President, MSA Americas segment since June 2022.
Bob Leenen(c)	49	Sr. Vice President and President, MSA International segment since June 2022.
Lee B. McChesney(d)	51	Sr. Vice President, Chief Financial Officer and Treasurer since October 2022.
Stephanie L. Sciullo(e)	38	Sr. Vice President and Chief Legal Officer, Corporate Social Responsibility & Public Affairs since June 2022.

(a)Prior to his present position, Mr. Vartanian was President and Chief Executive Officer since May 2018.
(b)Prior to his present position, Mr. Blanco served as Vice President and President, MSA Americas segment since August 2017.
(c)Prior to his present position, Mr. Leenen served as Vice President and President, MSA International segment since September 2017.
(d)Prior to his present position, Mr. McChesney was Vice President, Corporate Finance and Chief Financial Officer, Global Tools and Storage for Stanley Black & Decker's (a manufacturer of industrial tools and household hardware) since January 2021; Chief Financial Officer, Global Tools and Storage and Corporate FP&A since November 2019; and prior thereto served as President, Hand Tools, Accessories and Storage since 2016.
(e)Prior to her present position, Ms. Sciullo was Vice President and Chief Legal Officer, Corporate Social Responsibility & Public Affairs since August 2021; Vice President and Chief Legal Officer since January 2020; and prior thereto served as Deputy General Counsel since 2016.

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “MSA.” On February 10, 2023, there were 153 registered holders of our shares of common stock.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2022	—	$—	—	203,214
November 1 — November 30, 2022	—	$—	—	193,458
December 1 — December 31, 2022	231	$134.47	—	189,191
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share purchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We have purchased a total of 778,814 shares, or $72.7 million, since this program's inception.
The above shares purchased during the quarter related to stock-based compensation transactions.
We do not have any other share repurchase programs.

Comparison of Five-Year Cumulative Total Return
The following paragraph compares the most recent five-year performance of MSA stock with (1) the Standard & Poor’s 500 Composite Index, (2) S&P Midcap 400 Index and (3) S&P Midcap 400 Industrials. Because our competitors are principally privately held concerns or subsidiaries or divisions of corporations engaged in multiple lines of business, we do not believe it feasible to construct a peer group comparison on an industry or line-of-business basis. The S&P 500 Composite Index, S&P Midcap 400 Index and the S&P Midcap 400 Industrials, while including corporations both larger and smaller than MSA in terms of market capitalization, is composed of corporations with an average market capitalization similar to us.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
ASSUMES INITIAL INVESTMENT OF $100
Among MSA Safety Incorporated, the S&P 500 Index, S&P Midcap 400, and S&P Midcap 400 Industrials

Assumes $100 invested on December 31, 2017 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Value at December 31,
	2017	2018	2019	2020	2021	2022
MSA Safety Incorporated	$100.00	$123.58	$168.18	$201.44	$205.77	$199.25
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P Midcap 400	100.00	88.92	112.21	127.54	159.12	138.34
S&P Midcap 400 Industrials	100.00	85.11	113.67	132.41	170.07	150.52
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.
Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Item 6. [Reserved]

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
This section generally discusses the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion on the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 19, 2021.
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
On January 5, 2023, the Company divested Mine Safety Appliances LLC ("MSA LLC") a wholly owned subsidiary that holds legacy product liability claims relating to coal dust, asbestos, silica, and other exposures, to a joint venture between R&Q Insurance Holdings Ltd. and Obra Capital, Inc. In connection with the closing, MSA contributed $341 million in cash and cash equivalents, while R&Q and Obra contributed an additional $35 million. As a result of the transaction, MSA will derecognize all legacy cumulative trauma product liability reserves, related insurance assets, and associated deferred tax assets of the divested subsidiary from its balance sheet in the first quarter of 2023. R&Q and Obra have assumed management of the divested subsidiary, including the management of its claims. Refer to Note 20—Contingencies of the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.
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
On January 25, 2021, the Company acquired 100% of the common stock of B T Q Limited, including Bristol Uniforms and Bell Apparel ("Bristol") in an all-cash transaction valued at $63.0 million, net of cash acquired. Bristol, which is headquartered in the United Kingdom ("U.K."), is a leading innovator and provider of protective apparel to the fire, rescue services, and utility sectors. The acquisition strengthens MSA's position as a global market leader in fire service personal protective equipment ("PPE") products, which include breathing apparatus, firefighter helmets, thermal imaging cameras, and firefighter protective apparel, while providing an avenue to expand its business in the U.K. and key European markets. The fire service equipment brands of MSA, which include Gallet Firefighter Helmets, the M1 and G1 Self-Contained Breathing Apparatus range, Cairns Helmets, Globe Manufacturing, and now Bristol, represent more than 460 combined years of innovation in the fire service industry, with a common mission: protecting the health and safety of firefighters. Bristol is also a leading manufacturer of flame-retardant, waterproof, and other protective work wear for the utility industry. Marketed under the Bell Apparel brand, this line complements MSA's existing and broad range of offerings for the global utilities market. Refer to Note 14—Acquisitions of the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.

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
We tailor our product offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into four geographical operating segments that are aggregated into three reportable geographic segments: Americas, International and Corporate. In 2022, 68% and 32% of our net sales were made by our Americas and International segments, respectively.
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
Corporate. The Corporate segment primarily consists of general and administrative expenses incurred in our corporate headquarters, costs associated with corporate development initiatives, legal expense, interest expense, foreign exchange gains or losses and other centrally-managed costs. Corporate general and administrative costs comprise the majority of the expense in the Corporate segment. During the years ended December 31, 2022, 2021 and 2020 corporate general and administrative costs were $40.3 million, $37.6 million, and $28.5 million, respectively. These increases primarily reflect an increase in centrally managed functions.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Sales	2022	2021	Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions)
Consolidated	$1,527.9	$1,400.2	$127.7	9.1%
Americas	1,043.2	908.1	135.1	14.9%
International	484.7	492.1	(7.4)	(1.5)%
Net Sales. Net sales for the year ended December 31, 2022, were $1.53 billion, an increase of $127.7 million, from $1.40 billion for the year ended December 31, 2021, driven by strategic price increases, volume growth, and acquisitions, partially offset by foreign currency translation. We saw strong growth across most of our core products and across both reporting segments. Constant currency sales increased by 12.2% for the year ended December 31, 2022. Please refer to the Net Sales table below for a reconciliation of the year over year sales change.

Net Sales	Year Ended December 31, 2022 versus December 31, 2021
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	14.9%	(1.5)%	9.1%
Currency translation effects	0.2%	8.5%	3.1%
Constant currency sales change	15.1%	7.0%	12.2%
Less: Acquisitions	(2.8)%	(1.6)%	(2.3)%
Organic constant currency change	12.3%	5.4%	9.9%
Note: Constant currency sales change and Organic constant currency sales change are non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales. Organic constant currency sales change is calculated by deducting the percentage impact from acquisitions and currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $1,043.2 million for the year ended December 31, 2022, an increase of $135.1 million, or 14.9%, compared to $908.1 million for the year ended December 31, 2021. During 2022, constant currency sales in the Americas segment increased 15.1% or on an organic constant currency basis increased 12.3%, excluding acquisitions. Growth was driven by favorable unit growth, new products, pricing and this volume growth was across most product categories. The inclusion of Bacharach drove the acquisition related sales.
Net sales for the International segment were $484.7 million for the year ended December 31, 2022, a decrease of $7.4 million, or 1.5%, compared to $492.1 million for the year ended December 31, 2021. Constant currency sales in the International segment increased 7.0% compared to the prior year period with organic constant currency growth of 5.4%. Growth was driven by favorable unit growth, new products, pricing and this volume growth was across most product categories; however, the unfavorable impact of foreign currency translation offset this growth on a reported basis. The inclusion of Bacharach drove acquisition related sales.
Looking ahead, we continue to operate in a very dynamic environment. There are a number of other evolving factors that will continue to influence our revenue and earnings outlook. These factors include, among other things, supply chain constraints, raw material or semiconductor availability, the risk of additional COVID lockdowns, industrial employment rates, interest rate changes, military conflict, currency exchange volatility, the pace of economic recovery, as well as geopolitical risk, particularly as it relates to energy uncertainty which could affect operations and suppliers based in Germany and broader Europe. These or other conditions could impact our future results and growth expectations well into 2023.
Refer to Note 8—Segment Information to the consolidated financial statements in Part II Item 8 of this Form 10-K, for information regarding sales by product group.
Gross profit. Gross profit for the year ended December 31, 2022 was $673.8 million, an increase of $58.5 million, or 9.5%, compared to $615.3 million for the year ended December 31, 2021. The ratio of gross profit to net sales was 44.1% in 2022 compared to 43.9% in 2021. Pricing and productivity efforts were partially offset by inflation, inventory and product warranty charges.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $338.9 million for the year ended December 31, 2022, an increase of $6.0 million, or 1.8%, compared to $332.9 million for the year ended December 31, 2021. Overall, selling, general and administrative expenses were 22.2% of net sales in 2022 compared to 23.8% of net sales in 2021. Organic constant currency SG&A increased $13 million or 4.0%, demonstrating leverage on revenue growth. This increase was driven by wage inflation and strategic investments to support revenue growth. Areas of savings included lower acquisition related costs and savings from our restructuring programs in our International segment. Please refer to the Selling, general and administrative expenses table for a reconciliation of the year-over-year expense change.

Selling, general, and administrative expenses	Year Ended December 31, 2022 versus December 31, 2021
(Percent Change)	Consolidated
GAAP reported change	1.8%
Currency translation effects	2.9%
Constant currency change	4.7%
Less: Acquisitions and strategic transaction costs	(0.7)%
Organic constant currency change	4.0%
Note: Constant currency SG&A change and Organic constant currency SG&A change are non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency SG&A change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in SG&A. Organic constant currency SG&A change is calculated by deducting the percentage impact from acquisitions and related strategic transaction costs and currency translation effects from the overall percentage change in SG&A.
Research and development expense. Research and development expense was $57.0 million for the year ended December 31, 2022, a decrease of $0.8 million, or 1.4%, compared to $57.8 million for the year ended December 31, 2021. Research and development expense was 3.7% of net sales in 2022, compared to 4.1% of net sales in 2021.
We capitalized approximately $8.7 million and $8.1 million of software development costs during the years ended December 31, 2022 and 2021, respectively. Depreciation expense for capitalized software development cost of $7.9 million and $4.9 million during the years ended December 31, 2022 and 2021, was recorded in costs of products sold on the Consolidated Statements of Income. Refer to Note 1—Significant Accounting Policies of the consolidated financial statements in Part II Item 8 of this Form 10-K for further details regarding our software development costs.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $65.7 million and $65.9 million during the years ended December 31, 2022 and 2021.
Restructuring charges. During the year ended December 31, 2022, the Company recorded restructuring charges of $8.0 million primarily related to our ongoing international initiatives to drive profitable growth and right size operations. This compared to restructuring charges of $16.4 million during the year ended December 31, 2021, primarily related to our ongoing initiatives to drive profitable growth and acquisition integration activities. We remain focused on executing programs to optimize our cost structure.
Currency exchange. Currency exchange losses were $10.3 million during the year ended December 31, 2022, compared to $0.2 million during the year ended December 31, 2021. The currency exchange losses for the current period related primarily due to foreign currency exposure on unsettled inter-company balances and the recognition of non-cash cumulative translation losses as result of our plan to close a foreign subsidiary. Currency exchange in 2021 related to foreign currency exposure on unsettled inter-company balances.
Refer to Note 18—Derivative Financial Instruments of the consolidated financial statements in Part II Item 8 of this Form 10-K for information regarding our currency exchange rate risk management strategy.

Product liability expense. Product liability expense during the year ended December 31, 2022 was $20.6 million compared to $185.3 million for the year ended December 31, 2021. Product liability expense for both periods primarily relates to increases in MSA LLC's reserve for cumulative trauma product liability claims and defense costs incurred for these claims. Adjustments to the reserve for the year ended December 31, 2022 totaled $8.4 million net of insurance receivable of $1.6 million. The reserve includes estimated amounts for claims expected to be resolved through the year 2075. On January 5, 2023, the Company divested MSA LLC, a wholly owned subsidiary that holds legacy product liability claims relating to coal dust, asbestos, silica, and other exposures. As a result of the transaction, we will derecognize in the first quarter of 2023 all legacy cumulative trauma product liability reserves, related insurance assets, and associated deferred tax assets of the divested subsidiary from our balance sheet and recognize a loss of approximately $200 million. Please refer to Note 20—Contingencies of the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information.
GAAP operating income. Consolidated operating income for the year ended December 31, 2022 was $239.1 million compared to $22.8 million for the year ended December 31, 2021. The increase in operating results was driven by the factors described in the preceding sections.
Adjusted operating income. Americas adjusted operating income for the year ended December 31, 2022 was $267.4 million, an increase of $64.9 million or 32%, compared to $202.5 million for the year ended December 31, 2021. The increase in adjusted operating income is primarily attributable to higher sales volumes driven by the full year impact of the Bacharach acquisition and organic business activity, partially offset by higher SG&A expenses to support business growth.
International adjusted operating income for the year ended December 31, 2022 was $60.9 million, a decrease of $12.4 million, or 17%, compared to adjusted operating income of $73.3 million for the year ended December 31, 2021. The decrease in adjusted operating income is primarily attributable to lower revenue and gross margins as a result of unfavorable currency translation and transactional impact, inflationary pressures, partially offset by lower SG&A expenses.
Corporate segment adjusted operating loss for the year ended December 31, 2022 was $37.9 million, an increase of $2.7 million, or 8%, compared to an adjusted operating loss of $35.2 million for the year ended December 31, 2021 due primarily to increased costs to support higher business activity.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income	Year Ended December 31, 2022
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$1,043,238	$484,715	$—	$1,527,953
GAAP operating income				239,137
Restructuring charges (Note 3)				7,965
Currency exchange losses, net				10,255
Product liability expense (Note 20)				20,590
Acquisition related costs (Note 14)(a)				12,440
Adjusted operating income (loss)	267,392	60,923	(37,928)	290,387
Adjusted operating margin %	25.6%	12.6%
Depreciation and amortization(a)	34,334	12,256	520	47,110
Adjusted EBITDA	301,726	73,179	(37,408)	337,497
Adjusted EBITDA %	28.9%	15.1%

Adjusted operating income	Year Ended December 31, 2021
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$908,068	$492,114	$—	$1,400,182
GAAP operating income				22,780
Restructuring charges (Note 3)				16,433
Currency exchange losses, net				216
Product liability expense (Note 20)				185,264
Acquisition related costs (Note 14)(a)				15,884
Adjusted operating income (loss)	202,496	73,279	(35,198)	240,577
Adjusted operating margin %	22.3%	14.9%
Depreciation and amortization(a)	31,236	13,718	463	45,417
Adjusted EBITDA	233,732	86,997	(34,735)	285,994
Adjusted EBITDA %	25.7%	17.7%
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
Note: Adjusted operating income (loss) and adjusted EBITDA are non-GAAP financial measures. Adjusted operating income (loss) is reconciled above to the nearest GAAP financial measure, Operating income (loss), and excludes restructuring, currency exchange, product liability expense, and acquisition related costs. Adjusted EBITDA is reconciled above to the nearest GAAP financial measure, Operating income (loss) and excludes depreciation and amortization expense. Adjusted operating margin % and Adjusted EBITDA % are operating ratios derived from non-GAAP financial measures.
Total other expense (income), net. Total other expense, net, for the year ended December 31, 2022, was $0.6 million, a decrease of $1.4 million compared to other income, net, of $0.8 million for the year ended December 31, 2021, driven primarily by higher interest expense, related to rising interest rate environment, and a write-down of an equity investment, partially offset by higher pension income, resulting from higher expected rate of return on plan assets. We expect total interest expense for 2023 to be between $48 million and $50 million, this increase is primarily related to the additional long-term debt to divest MSA LLC as of January 5, 2023. We expect non-cash pension income to decline by $8 million compared to 2022.
Income taxes. The reported effective tax rate for the year ended December 31, 2022 was 24.7%, which includes a benefit of 0.8% for share-based payments, expense of 0.1% related to higher profits in foreign jurisdictions, and an expense of 1.2% due to nondeductible compensation. This compared to a reported effective tax rate for the year ended December 31, 2021 of 7.7%, which included a benefit of 18.3% for share-based payments, a benefit of 10.9% related to higher profits in foreign jurisdictions and settlement of a foreign audit, and an expense of 15.3% due to nondeductible compensation.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements.
Net income attributable to MSA Safety Incorporated. Net income was $179.6 million for the year ended December 31, 2022, or $4.56 per diluted share, compared to $21.3 million, or $0.54 per diluted share, for the year ended December 31, 2021.

Non-GAAP Financial Information
To supplement our Consolidated Financial Statements presented in accordance with generally accepted accounting principles (“GAAP”), we use, and this report includes, certain non-GAAP financial measures. These financial measures include organic constant currency changes, financial measures excluding the impact of acquisitions and related acquisition related costs (including acquisition related amortization), adjusted operating income, adjusted operating margin percentage, adjusted EBITDA and adjusted EBITDA margin percentage. We believe that the use of these non-GAAP financial measures provide investors with additional useful information and provide a more complete understanding of our operating performance and trends, and facilitate comparisons with the performance of our peers. Management also uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use, and computational methods with respect thereto, may differ from the non-GAAP financial measures and key performance indicators, and computational methods, that our peers use to assess their performance and trends.
The presentation of these non-GAAP financial measures does not comply with U.S. GAAP. These non-GAAP financial measures should be viewed as supplemental in nature, and not as a substitute for, or superior to, our reported results prepared in accordance with GAAP. When non-GAAP financial measures are disclosed, the Securities and Exchange Commission's Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. For an explanation of these measures, together with a reconciliation to the most directly comparable GAAP financial measure, please refer to the reconciliations referenced above in Management's Discussion & Analysis.
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
LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, declared dividend payments and acquisitions. At December 31, 2022, approximately 46% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility that is due in 2026. At December 31, 2022, approximately 82% of our borrowings are denominated in US dollars, which limits our exposure to currency exchange rate fluctuations.
At December 31, 2022, the Company had cash and cash equivalents, including restricted cash, totaling $164.4 million, and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy. At December 31, 2022, $589.9 million of the existing $900.0 million senior revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group. The Company believes our healthy balance sheet and access to significant capital at the year ended December 31, 2022, positions us well to navigate through challenging business conditions.
Operating activities. Operating activities provided cash of $157.5 million in 2022, compared to providing cash of $199.1 million in 2021. The reduced operating cash flow as compared to the same period in 2021 was primarily related to increased working capital requirements, notably increased inventory balances at year-end 2022 to support the higher backlog and accounts receivable related to stronger fourth quarter 2022 revenue. Payments for subsidiary MSA LLC's product liability claims exceeded collections from insurance companies by $27.2 million in the year ended December 31, 2022, compared to $24.1 million in 2021. On January 5, 2023, the Company divested MSA LLC and as a result, will derecognize all legacy cumulative trauma product liability reserves, related insurance assets, and associated deferred tax assets of the divested subsidiary from our balance sheet and will recognize a loss of approximately $200 million in the first quarter of 2023 and expect related cash outflows to be recognized within operating activities in the consolidated statements of cash flows. R&Q and Obra have assumed management of the divested subsidiary, including the management of its claims. The divestiture enhances operating cash flow predictability by eliminating costs associated with defending and settling the transferred claims.

Please refer to Note 20—Contingencies of the consolidated financial statements in Part II Item 8 of this Form 10-K for additional information.
Investing activities. Investing activities used cash of $4.5 million for the year ended December 31, 2022, compared to using $415.5 million in 2021. The decrease in cash used in investing activities as compared to the same period in 2021 was primarily related to the absence of acquisitions. We remain active in evaluating additional acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities used cash of $113.4 million for the year ended December 31, 2022, compared to providing cash of $203.9 million in 2021. During 2022, we had net payments on long-term debt of $13.0 million as compared to net proceeds on long-term debt of $293.2 million during the same period in 2021 to fund the acquisitions of Bacharach and Bristol and buy-out our minority partner in our China business. We paid cash dividends of $71.5 million during 2022, compared to $68.6 million, exclusive of a $5.6 million dividend to our former noncontrolling interest partner in China as part of the buy-out, during 2021. We also used cash of $34.4 million during 2022 to repurchase shares, compared to using $6.2 million during the same period in 2021. In 2022, $30.4 million of our repurchase activity was related to purchases under our 2015 stock repurchase program.
In January 2023, we entered into a new $250 million term loan and $65 million was drawn down from our revolving credit facility to fund the divestiture of MSA LLC, a wholly owned subsidiary that, at the time of divestiture held legacy product liability claims relating to coal dust, asbestos, silica, and other exposures. Subsequent to this transaction, we have more than $500 million of availability remaining on our revolving credit facility.
CUMULATIVE TRANSLATION ADJUSTMENTS
The year-end position of the U.S. dollar relative to international currencies at December 31, 2022, resulted in a translation loss of $19.5 million being recorded to cumulative translation adjustments shareholders' equity account for the year ended December 31, 2022, compared to a translation loss of $25.4 million being recorded to the cumulative translation adjustments account during 2021.
COMMITMENTS AND CONTINGENCIES
We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2022, are as follows:

(In millions)	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt	$575.2	$7.4	$7.4	$7.4	$316.0	$7.4	$229.6
Operating leases	52.2	10.0	7.5	5.2	4.1	3.4	22.0
Inventory costing method change tax	8.0	2.7	2.7	2.6	—	—	—
Transition tax	2.0	0.7	1.3	—	—	—	—
Totals	$637.4	$20.8	$18.9	$15.2	$320.1	$10.8	$251.6
The significant obligations table does not include obligations to taxing authorities due to uncertainty surrounding the ultimate settlement of amounts and timing of these obligations. It also does not include $315 million of variable rate debt related to the January 5, 2023, divestiture of MSA LLC.
We expect to meet our future debt service obligations through cash provided by operations. Approximately $308.6 million of debt payable in 2026, included in the table above, relates to our unsecured senior revolving credit facility that has a weighted average interest rate of 5.13% as of December 31, 2022. We expect to generate sufficient operating cash flow to make payments against this amount each year. To the extent that a balance remains when the facility matures in 2026, we expect to refinance the remaining balance through new borrowing facilities. Interest expense on fixed rate debt over the next five years is expected to be approximately $7.5 million in 2023, $7.3 million in 2024, $7.0 million in 2025, $6.8 million in 2026 and $6.6 million in 2027. We expect total interest expense for 2023 to be between $48 million and $50 million.

The Company had outstanding bank guarantees and standby letters of credit with banks as of December 31, 2022 totaling $9.3 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At December 31, 2022, the Company has $1.5 million of restricted cash in support of these arrangements.
We expect to make net contributions of $8.2 million to our pension plans in 2023 which are primarily associated with our International segment. We have not been required to make contributions to our U.S. based qualified defined benefit pension plan in many years.
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
The more critical judgments and estimates used in the preparation of our consolidated financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for the year ended December 31, 2022. During 2021, the Company made acquisitions that raised business combinations to a critical accounting policy and estimate. There were no business combinations during 2022.
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
Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide a more objective basis for quantifying damages. The Company estimates its subsidiaries' liability for single incident product liability claims based on expected settlement costs for asserted single incident product liability claims and an estimate of costs for single incident product liability claims incurred but not reported ("IBNR"). Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate.

Cumulative trauma product liability claims involve exposures to harmful substances that occurred over many years and may have developed over long periods of time into diseases. In the case of MSA LLC, the subsidiary's combined cumulative trauma product liability reserve is based upon estimates of its liability for asserted and IBNR cumulative trauma product liability claims. In addition, in connection with finalizing and reporting the Company's results of operations, management works annually (unless significant changes in trends or new developments warrant an earlier review) with an outside valuation consultant and outside legal counsel to review MSA LLC's potential exposure to all cumulative trauma product liability claims. Each of these factors may increase or decrease significantly within an individual period depending on, among other things, the timing of claims filings or settlements, or litigation outcomes during a particular period that are especially favorable or unfavorable to MSA LLC. We accordingly consider MSA LLC’s claims experience over multiple periods and/or whether there are changes in MSA LLC’s claims experience and trends that are likely to continue for a significant time into the future in determining whether to make an adjustment to the reserve, rather than evaluating such factors solely in the short term.
Please refer to Note 20—Contingencies to the consolidated financial statements in Part II Item 8 of this Form 10-K for further discussion on the Company's product liabilities and divestiture of MSA LLC on January 5, 2023.
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
Pensions and other post-retirement benefits. We sponsor certain pension and other post-retirement benefit plans. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year. Discount rates and plan asset valuations are point-in-time measures. The discount rate assumptions used in determining projected benefit obligations for our U.S. and foreign plans were based on the spot rate method at December 31, 2022.
Expected returns on plan assets are based on capital market expectations by asset class.
The following table summarizes the impact of changes in significant actuarial assumptions on our December 31, 2022 actuarial valuations.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	1%	(1)%	1%	(1)%	5%	(5)%
(Decrease) increase in net benefit cost	$(7,875)	$9,942	$(5,682)	$5,682	$(1,482)	$1,333
(Decrease) increase in projected benefit obligation	(61,274)	77,324	—	—	—	—
Increase (decrease) in funded status	61,274	(77,324)	—	—	25,853	(25,853)

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
All goodwill is assigned to and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The evaluation of impairment involves using either a qualitative or quantitative approach as outlined in Accounting Standards Codification ("ASC") Topic 350. In 2022, we performed a quantitative test at October 1, 2022. Quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimate reporting unit fair value using a weighted average of fair values determined by discounted cash flow ("DCF") and market approach methodologies, as we believe both are important indicators of fair value. A number of assumptions and estimates are involved in the application of the DCF model, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of EBITDA at which peer companies are trading.
In the event the carrying value is in excess of the estimated fair value of a reporting unit per the weighted average of the DCF and market approach models, an impairment loss equal to such excess would be recognized, which could materially and adversely affect reported consolidated results of operations and shareholders’ equity. At October 1, 2022, based on our quantitative test, the fair values of each of our reporting units exceeded their respective carrying value by at least 42%.
The intangible asset with an indefinite life is also subject to impairment testing on October 1st of each year, or more frequently if indicators of impairment exist. The impairment test compares the fair value of the intangible asset with its carrying amount. We perform a quantitative assessment of the indefinite lived trade name intangible asset as outlined in ASC 350 by comparing the estimated fair value of the trade name intangible asset to its carrying value. We estimate the fair value using the relief from royalty income approach. A number of significant assumptions and estimates are involved in the application of the relief from royalty model, including sales volumes and prices, royalty rates and tax rates. Forecasts are based on sales generated by the underlying trade name assets and are generally based on approved business unit operating plans for the early years and historical relationships in later years. At October 1, 2022, based on our quantitative test, the fair value of the trade name asset exceeded its carrying value by approximately 37%.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
None

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.
Currency exchange rates. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2022 by approximately $62.8 million and $6.5 million, or 4.1% and 3.6%, respectively.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2022, we had open foreign currency forward contracts with a U.S. dollar notional value of $103.0 million. A hypothetical 10% increase in December 31, 2022 forward exchange rates would result in a $10.3 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the relatively short maturities of temporary investments and the variable rate nature of our revolving credit facility, these financial instruments are reported at carrying values which approximate fair values.
At December 31, 2022, we had $266.5 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $8.0 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At December 31, 2022, we had $308.6 million of variable rate borrowings under our revolving credit facility. A 50 basis point increase or decrease in interest rates could have a $1.4 million impact on future pre-tax earnings under our current capital structure. A 50 basis point increase or decrease in interest rates could have a $3.0 million impact on future pre-tax earnings when the additional $315.0 million of variable rate debt undertaken to complete the MSA, LLC divestiture is taken into account.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.
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
February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSA Safety Incorporated

Opinion on Internal Control over Financial Reporting
We have audited MSA Safety Incorporated’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MSA Safety Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in retained earnings, accumulated other comprehensive loss and noncontrolling interests for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) 2 and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSA Safety Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MSA Safety Incorporated (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in retained earnings, accumulated other comprehensive loss and noncontrolling interests for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) 2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of cumulative trauma product liability claims
Description of the Matter
As more fully described in Notes 1 and 20 to the consolidated financial statements, the Company's subsidiary MSA LLC is named as a defendant in lawsuits comprised of cumulative trauma product liability claims involving potential exposures to substances that are alleged to have occurred over a number of years. In recent periods, this has included asbestos, silica and coal dust claims. It is probable that MSA LLC will incur losses related to asserted and incurred but not reported (IBNR) claims and that the amount of losses can be reasonably estimated. At December 31, 2022, the Company’s reserve for cumulative trauma product liability claims was $395.1 million, representing its best estimate of the expected losses related to these claims.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Company’s assessment and measurement of its estimate of probable loss for its subsidiary's cumulative trauma product liability claims. Our audit procedures included testing controls over the Company’s assessment and measurement of the best estimate of the expected losses related to cumulative trauma product liability claims.

To test the Company’s assessment of its subsidiary's cumulative trauma product liability claims, we performed audit procedures which included, among others: reading the minutes of the meetings of the committees of the board of directors, requesting and receiving internal and external legal counsel letters, meeting with internal and external counsel to discuss the claims, meeting with management’s valuation consultant, testing the completeness and accuracy of data from underlying systems that are used in the Company’s assessment, performing a historical lookback analysis on claims data, performing a search for new or contrary evidence affecting the assessment, and obtaining a representation letter from the Company. Additional audit procedures to test the Company’s valuation of the expected losses related to cumulative trauma product liability claims included: evaluating significant assumptions underlying the estimate, including the number of claims asserted against MSA LLC and the counsel asserting those claims, the percentage of claims resolved through settlement and the values of settlements paid to claimants. We engaged our actuarial specialists to assist in the analysis of the significant assumptions and methodology used by management. Our procedures also included evaluating the sufficiency of the Company’s disclosures with respect to cumulative trauma product liability claims described in Note 20 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Pittsburgh, Pennsylvania
February 16, 2023

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
Net sales	$1,527,953	$1,400,182	$1,348,223
Cost of products sold	854,122	784,834	752,731
Gross profit	673,831	615,348	595,492

Selling, general and administrative	338,872	332,862	290,334
Research and development	57,012	57,793	58,268
Restructuring charges (Note 3)	7,965	16,433	27,381
Currency exchange losses, net	10,255	216	8,578
Product liability expense (Note 20)	20,590	185,264	39,036
Operating income	239,137	22,780	171,895

Interest expense	21,660	10,758	9,432
Other income, net (Note 16)	(21,056)	(11,582)	(5,684)
Total other expense (income), net	604	(824)	3,748

Income before income taxes	238,533	23,604	168,147
Provision for income taxes (Note 10)	58,903	1,816	43,009
Net income	$179,630	$21,788	$125,138

Net income attributable to noncontrolling interests	—	(448)	(1,061)

Net income attributable to MSA Safety Incorporated	$179,630	$21,340	$124,077

Earnings per share attributable to MSA Safety Incorporated common shareholders (Note 9):
Basic	$4.58	$0.54	$3.19
Diluted	$4.56	$0.54	$3.15
Dividends per common share	$1.82	$1.75	$1.71
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2022	2021	2020
Net income	$179,630	$21,788	$125,138
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (Note 6)	(19,453)	(25,354)	22,260
Pension and post-retirement plan actuarial gains, net of tax (Note 6)	6,961	58,256	9,296
Unrealized gains (losses) on available-for-sale securities (Note 6)	3	(4)	(7)
Reclassifications from accumulated other comprehensive loss into net income (Note 6)	2,912	267	216
Total other comprehensive (loss) income, net of tax	(9,577)	33,165	31,765
Comprehensive income	170,053	54,953	156,903
Comprehensive income attributable to noncontrolling interests	—	(356)	(1,220)
Comprehensive income attributable to MSA Safety Incorporated	$170,053	$54,597	$155,683
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2022	2021
Assets
Cash and cash equivalents	$162,902	$140,895
Trade receivables, less allowance for credit loss of $6,769 and $5,789	297,028	254,187
Inventories (Note 4)	338,316	280,617
Investments, short-term (Note 19)	9,905	48,974
Prepaid income taxes	21,700	21,235
Notes receivable, insurance companies (Note 20)	5,931	3,914
Prepaid expenses and other current assets	44,344	42,982
Total current assets	880,126	792,804

Property, plant and equipment, net (Note 5)	207,552	207,793
Operating lease right-of-use assets, net (Note 17)	44,142	50,178
Prepaid pension cost (Note 15)	141,643	163,283
Deferred tax assets (Note 10)	25,490	35,257
Goodwill (Note 13)	620,622	636,858
Intangible assets, net (Note 13)	281,853	306,948
Notes receivable, insurance companies, noncurrent (Note 20)	38,695	44,626
Insurance receivable (Note 20) and other noncurrent assets	136,853	158,649
Total assets	$2,376,976	$2,396,396

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$7,387	$—
Accounts payable	112,532	106,780
Employees’ compensation	45,077	49,884
Insurance and product liability (Note 20)	73,898	55,125
Income taxes payable (Note 10)	6,149	5,366
Accrued restructuring (Note 3) and other current liabilities	100,822	113,451
Total current liabilities	345,865	330,606

Long-term debt, net (Note 12)	565,445	597,651
Pensions and other employee benefits (Note 15)	137,810	189,973
Noncurrent operating lease liabilities (Note 17)	35,345	40,706
Deferred tax liabilities (Note 10)	31,881	33,337
Product liability (Note 20) and other noncurrent liabilities	336,889	369,735
Total liabilities	$1,453,235	$1,562,008
Commitments and contingencies (Note 20)

Shareholders' Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 7)	3,569	3,569
Common stock, no par value (180,000,000 shares authorized; 62,081,391 shares issued; 39,213,064 and 39,276,518 shares outstanding at December 31, 2022 and 2021, respectively)	281,980	260,121
Treasury shares, at cost (Note 7)	(361,438)	(330,376)
Accumulated other comprehensive loss (Note 6)	(158,717)	(149,140)
Retained earnings	1,158,347	1,050,214
Total shareholders’ equity	923,741	834,388
Total liabilities and shareholders’ equity	$2,376,976	$2,396,396
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2022	2021	2020
Operating Activities
Net income	$179,630	$21,788	$125,138
Depreciation and amortization	56,317	50,317	39,674
Stock-based compensation (Note 11)	19,650	18,908	6,920
Pension (income) expense (Note 15) and other charges	(11,499)	2,448	10,082
Deferred income tax benefit (Note 10)	5,171	(38,850)	(2,254)
Loss on asset write-down and dispositions, net	6,290	788	236
Pension contributions (Note 15)	(5,032)	(5,543)	(5,596)
Currency exchange losses, net (Note 6)	10,255	216	8,578
Product liability expense (Note 20)	20,590	185,264	39,036
Collections on insurance receivable and notes receivable, insurance companies (Note 20)	9,516	15,443	10,853
Product liability payments (Note 20)	(36,755)	(39,548)	(23,727)
Changes in:
Trade receivables	(38,587)	4,374	7,677
Inventories (Note 4)	(67,366)	(17,827)	(13,645)
Accounts payable	7,585	13,299	(3,069)
Other current assets and liabilities	(1,795)	823	7,749
Other noncurrent assets and liabilities	3,485	(12,755)	(1,097)
Cash Flow From Operating Activities	157,455	199,145	206,555
Investing Activities
Capital expenditures	(42,553)	(43,837)	(48,905)
Purchase of short-term investments (Note 19)	(79,542)	(133,913)	(199,318)
Proceeds from maturities of short-term investments (Note 19)	119,000	160,000	175,000
Acquisitions, net of cash acquired (Note 14)	—	(392,437)	—
Property disposals and other investing	(1,389)	(5,286)	454
Cash Flow Used In Investing Activities	(4,484)	(415,473)	(72,769)
Financing Activities
Payments on long-term debt (Note 12)	(1,023,000)	(1,346,557)	(1,031,000)
Proceeds from long-term debt (Note 12)	1,010,000	1,639,733	987,000
Debt issuance costs	—	(2,106)	—
Cash dividends paid	(71,497)	(68,586)	(66,578)
Acquisition of noncontrolling interests in consolidated subsidiaries (Note 14)	—	(13,381)	—
Distribution to noncontrolling interests (Note 14)	—	(5,632)	—
Company stock purchases (Note 7)	(34,394)	(6,171)	(29,144)
Exercise of stock options (Note 7)	4,650	5,770	12,446
Employee stock purchase plan (Note 7)	891	855	747
Cash Flow (Used In) Provided by Financing Activities	(113,350)	203,925	(126,529)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,631)	(7,193)	1,234
Increase (decrease) in cash, cash equivalents and restricted cash	22,990	(19,596)	8,491
Beginning cash, cash equivalents and restricted cash	141,438	161,034	152,543
Ending cash, cash equivalents and restricted cash	$164,428	$141,438	$161,034

Supplemental cash flow information:
Cash and cash equivalents	$162,902	$140,895	$160,672
Restricted cash included in prepaid expenses and other current assets	1,526	543	362
Total cash, cash equivalents and restricted cash	$164,428	$141,438	$161,034

Interest paid in cash	$20,740	$9,288	$9,856
Income tax paid in cash	$60,491	$45,556	$61,072
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS,
ACCUMULATED OTHER COMPREHENSIVE LOSS AND NONCONTROLLING INTERESTS

(In thousands, except per share amounts)	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balances at January 1, 2020	$1,045,593	$(214,003)	$6,773
Net income	125,138	—	—
Foreign currency translation adjustments	—	22,260	—
Pension and post-retirement plan adjustments, net of $2,245 tax benefit	—	9,296	—
Unrecognized net losses on available-for-sale securities (Note 19)	—	(7)	—
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 6)	—	216	—
(Income) loss attributable to noncontrolling interests	(1,061)	(159)	1,220
Common dividends ($1.71 per share)	(66,537)	—	—
Preferred dividends ($0.5625 per share)	(41)	—	—
Balances at December 31, 2020	1,103,092	(182,397)	7,993
Net income	21,788	—	—
Foreign currency translation adjustments	—	(25,354)	—
Pension and post-retirement plan adjustments, net of $18,564 tax benefit	—	58,256	—
Unrecognized net losses on available-for-sale securities (Note 19)	—	(4)	—
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 6)	—	267	—
(Income) loss attributable to noncontrolling interests	(448)	92	356
Acquisition of noncontrolling interests in consolidated subsidiaries	—	—	(8,349)
Distributions to noncontrolling interests (Note 14)	(5,632)	—	—
Common dividends ($1.75 per share)	(68,545)	—	—
Preferred dividends ($0.5625 per share)	(41)	—	—
Balances at December 31, 2021	1,050,214	(149,140)	—
Net income	179,630	—	—
Foreign currency translation adjustments	—	(19,453)	—
Pension and post-retirement plan adjustments, net of $2,570 tax benefit	—	6,961	—
Unrecognized net gains on available-for-sale securities (Note 19)	—	3	—
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 6)	—	2,912	—
Common dividends ($1.82 per share)	(71,456)	—	—
Preferred dividends ($0.5625 per share)	(41)	—	—
Balances at December 31, 2022	$1,158,347	$(158,717)	$—
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
Cash Equivalents—Cash equivalents include temporary deposits with financial institutions and highly liquid investments with original maturities of 90 days or less. Highly liquid investments consist of money market funds which were $1.9 million and $8.7 million at December 31, 2022 and 2021, respectively. These funds are valued at net asset value (“NAV”). These funds are required to price and transact at a NAV per share that fluctuates based upon the pricing of the underlying portfolio of securities. This requirement may impact the value of these fund shares.
Restricted Cash—Restricted cash, which is designated for use other than current operations, is included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Restricted cash balances were $1.5 million and $0.5 million at December 31, 2022 and 2021, respectively. These balances were used to support letter of credit balances.
Inventories—Inventories are stated at the lower of cost and net realizable value, which approximates current replacement cost. Cost is determined using the FIFO method. It is the Company's general policy to write-down any inventory balance in excess of the last 24 months of consumption and any inventory identified as obsolete.
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
Property and Depreciation—Property is recorded at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, generally as follows: buildings 20 to 40 years, and machinery and equipment 3 to 10 years. Expenditures for significant renewals and improvements are capitalized. Ordinary repairs and maintenance are expensed as incurred. Gains or losses on property dispositions are included in other (income) expense, net and the cost and related accumulated depreciation are removed from the accounts. Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $36.7 million, $33.0 million and $27.7 million, respectively. Properties, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable.

Software Development Costs—Software development costs are costs incurred to create, enhance and deploy the Company’s broad range of wireless technology and cloud-based computing safety services. Software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which primarily include compensation and related expenses, are capitalized. Additionally, costs of upgrades and enhancements are capitalized when it is probable that the upgrades and enhancements will result in added functionality. During 2022, 2021 and 2020, respectively, there was approximately $8.7 million, $8.1 million and $8.2 million of software development costs capitalized. The Company has unamortized computer software development costs of $16.5 million and $15.7 million as of December 31, 2022 and 2021, respectively, included in property, plant and equipment, net.
Capitalized costs are amortized through cost of products sold using the straight-line method over the estimated useful life, which is normally three years, beginning in the period in which the software is ready for its intended use or when the upgrade or enhancement is deployed. Software development cost depreciation expense was $7.9 million, $4.9 million and $1.5 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Maintenance revenue, which is considered a non-lease component, and interest are recognized monthly over the lease term. Lease revenues and interest earned by the Company, included in the Consolidated Statements of Income, were not material to any of the years ended December 31, 2022, 2021 and 2020.

Net investment in sales-type leases of $5.7 million and $19.4 million were included in Prepaid expenses and other current assets and Insurance receivable and other noncurrent assets, respectively, in the Consolidated Balance Sheets as of December 31, 2022. The portion in Insurance receivable and other noncurrent assets at December 31, 2022 is expected to be collected over the next seven years.
Goodwill and Other Intangible Assets—Intangible assets with a finite useful life are amortized on a straight-line basis over their useful lives. Indefinite lived intangible assets are assessed for possible impairment annually on October 1st or whenever circumstances change such that the recorded value of the asset may not be recoverable. We performed a quantitative assessment of the indefinite lived trade name intangible asset as outlined in ASC 350 by comparing the estimated fair value of the trade name intangible asset to its carrying value. We estimate the fair value using the relief from royalty income approach. A number of assumptions and estimates are involved in the application of the relief from royalty model, including sales volumes and prices, royalty rates and tax rates. Forecasts are based on sales generated by the underlying trade name assets and are generally based on approved business unit operating plans for the early years and historical relationships in later years. Based on these assessments, no impairments were identified during the years ended December 31, 2022, 2021 or 2020.
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
All goodwill is assigned to and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The evaluation of impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350. In 2022, we performed a two-step quantitative test at October 1, 2022. Step 1 of the quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimate reporting unit fair value using a weighted average of fair values determined by discounted cash flow ("DCF") and market approach methodologies, as we believe both are important indicators of fair value. A number of assumptions and estimates are involved in the application of the DCF model, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are generally based on approved reporting unit operating plans for the early years and historical relationships in later years. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA") at which peer companies are trading.
There has been no impairment of our goodwill during the years ended December 31, 2022, 2021 or 2020.
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
Derivative Instruments—We may use derivative instruments from time to time to minimize the effects of changes in currency exchange rates. We do not enter into derivative transactions for speculative purposes and do not hold derivative instruments for trading purposes. Changes in the fair value of derivative instruments designated as fair value hedges are recorded in the balance sheet as adjustments to the underlying hedged asset or liability. Changes in the fair value of derivative instruments that do not qualify for hedge accounting treatment are recognized in the Consolidated Statements of Income and Consolidated Statements of Cash Flows as Currency exchange losses, net in the current period.
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
With respect to unasserted claims or assessments, management first determines whether it is probable that a claim or assessment may be asserted and then, if so, the degree of probability of an unfavorable outcome. If an unfavorable outcome is probable, management assesses whether the amount of potential loss can be reasonably estimated and, if so, accrues the most reasonable estimate of the loss (or, if the estimate of the loss is a range, and no amount within the range is considered to be a better estimate than any other amount, the minimum amount in the range is recorded). If an unfavorable outcome is reasonably possible but less than probable, or the amount of loss cannot be reasonably estimated, then the matter is disclosed and no liability is recorded. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood and/or estimate of a potential loss. Please refer to Note 20 — Contingencies for further details on product liability related matters.
Concentration of credit and business risks - We are exposed to credit risk in the event of nonpayment by customers, principally in the oil, gas and petrochemical, fire service, construction, utilities, and mining industries. Changes in these industries or other developments may significantly affect our financial performance and management's estimates. We mitigate our exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, credit insurance, prepayments, guarantees or other collateral. No individual customer represented more than 10% of our sales or receivables as of December 31, 2022 or 2021 or for any of the three years ended December 31, 2022.

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
The Company's net cash pool position consisted of the following:

(In thousands)	December 31, 2022
Gross cash pool position	$72,271
Less: cash pool borrowings	(65,102)
Net cash pool position	$7,169
Note 3—Restructuring Charges
During the years ended December 31, 2022, 2021 and 2020, we recorded restructuring charges of $8.0 million, $16.4 million and $27.4 million, respectively. These charges were primarily related to our ongoing initiatives to drive profitable growth and right size our operations.
Americas segment restructuring charges of $2.3 million during the year ended December 31, 2022, were related to various optimization activities. International segment restructuring charges of $5.1 million during the year ended December 31, 2022, were primarily related to the implementation of our new European Shared Service Center in Warsaw, Poland. Corporate segment restructuring charges of $0.6 million during the year ended December 31, 2022, were primarily related to programs to realign the organization and adjust our operations in response to current business conditions.
A total of 151 positions were eliminated in 2022. There were 24 positions eliminated in the Americas segment, 123 in the International segment and 4 in the Corporate segment.
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
A total of 143 positions were eliminated in 2021. There were 66 positions eliminated in the Americas segment, 71 in the International segment, and 6 in the Corporate segment.
Americas segment restructuring charges of $4.7 million during the year ended December 31, 2020, were related to costs associated with our global Fixed Gas & Flame Detection manufacturing footprint optimization as well as programs to adjust our operations in response to current business conditions. International segment restructuring charges of $21.9 million during the year ended December 31, 2020, were primarily related to severance costs for staff reductions and footprint optimization associated with our ongoing initiatives to drive profitable growth. Corporate segment restructuring charges of $0.8 million during the year ended December 31, 2020, were primarily related to programs to adjust our operations in response to current business conditions.
A total of 121 positions were eliminated in 2020. There were 42 positions eliminated in the Americas segment, 76 in the International segment, and 3 in the Corporate segment.

Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	Americas	International	Corporate	Total
Reserve balances at January 1, 2020	$0.3	$5.9	$—	$6.2
Restructuring charges	4.7	21.9	0.8	27.4
Currency translation and other adjustments	(0.1)	0.1	—	—
Cash payments / utilization	(2.1)	(8.6)	(0.4)	(11.1)
Reserve balances at December 31, 2020	$2.8	$19.3	$0.4	$22.5
Restructuring charges	4.6	11.2	0.6	16.4
Currency translation and other adjustments	(0.1)	(0.2)	—	(0.3)
Cash payments / utilization	(4.0)	(12.9)	(0.7)	(17.6)
Reserve balances at December 31, 2021	$3.3	$17.4	$0.3	$21.0
Restructuring charges	2.3	5.1	0.6	8.0
Currency translation and other adjustments	0.1	(1.3)	—	(1.2)
Cash payments / utilization	(4.0)	(8.4)	(0.4)	(12.8)
Reserve balances at December 31, 2022	$1.7	$12.8	$0.5	$15.0
Restructuring reserves at December 31, 2022 and 2021 are included in Accrued restructuring and other current liabilities in our Consolidated Balance Sheets.
Note 4—Inventories
The following table sets forth the components of inventory:

	December 31,
(In thousands)	2022	2021
Finished products	$97,142	$87,657
Work in process	16,360	6,534
Raw materials and supplies	224,814	186,426
Total inventories	$338,316	$280,617
Note 5—Property, Plant, and Equipment
The following table sets forth the components of property, plant and equipment:

	December 31,
(In thousands)	2022	2021
Land	$4,884	$5,131
Buildings	138,618	136,272
Machinery and equipment	466,394	435,652
Construction in progress	22,097	36,552
Total	631,993	613,607
Less accumulated depreciation	(424,441)	(405,814)
Property, plant and equipment, net	$207,552	$207,793

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss

	MSA Safety Incorporated				Noncontrolling Interests
(In thousands)	2022		2021	2020	2022	2021	2020
Pension and other post-retirement benefits(a)
Balance at beginning of period	$(57,296)		$(115,552)	$(124,848)	$—	$—	$—
Unrecognized net actuarial (losses) gains	(2,862)		54,384	(6,322)	—	—	—
Tax benefit (expense)	703		(12,804)	1,997	—	—	—
Total other comprehensive (loss) gain before reclassifications, net of tax	(2,159)		41,580	(4,325)	—	—	—
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	(199)		(95)	(216)	—	—	—
Recognized net actuarial losses (Note 15)	12,592		22,531	18,079	—	—	—
Tax benefit	(3,273)		(5,760)	(4,242)	—	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	9,120		16,676	13,621	—	—	—
Total other comprehensive income	$6,961		$58,256	$9,296	$—	$—	$—
Balance at end of period	$(50,335)		$(57,296)	$(115,552)	$—	$—	$—
Available-for-sale securities
Balance at beginning of period	$(5)		$(1)	$6	$—	$—	$—
Unrealized gain (loss) on available-for-sale securities (Note 19)	3		(4)	(7)	—	—	—
Balance at end of period	$(2)		$(5)	$(1)	$—	$—	$—
Foreign currency translation
Balance at beginning of period	$(91,839)		$(66,844)	$(89,161)	$—	$372	$213
Reclassification from accumulated other comprehensive loss into net income(b)	2,912	(c)	267	216	—	—	—
Acquisition of noncontrolling interests in consolidated subsidiaries	—		—	—	—	(280)	—
Foreign currency translation adjustments	(19,453)		(25,262)	22,101	—	(92)	159
Balance at end of period	$(108,380)		$(91,839)	$(66,844)	$—	$—	$372
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

Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both December 31, 2022 and 2021. The Treasury shares at cost line of the Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the years ended December 31, 2022, or 2021. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of December 31, 2022 or 2021.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2022 and December 31, 2021. There were 39,213,064 and 39,276,518 shares outstanding at December 31, 2022 and 2021, respectively.
Treasury Shares - The Company's stock repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. Under the program, there were 251,408 shares repurchased during 2022, no shares repurchased during 2021 and 175,000 shares repurchased during 2020. We do not have any other share repurchase programs. There were 22,868,327 and 22,804,873 Treasury shares at December 31, 2022 and 2021, respectively.
The Company issues Treasury shares for all stock based benefit plans. Shares are issued from Treasury at the average Treasury share cost on the date of the transaction. There were 219,214 and 246,376 Treasury shares issued for these purposes during the years ended December 31, 2022 and 2021, respectively.

Common stock activity is summarized as follows:

	Shares		Dollars
(Dollars in thousands)	Issued	Treasury	Common Stock	Treasury Cost
Balance at January 1, 2020	62,081,391	(23,240,197)	$229,127	$(303,566)
Restricted stock awards	—	55,691	(773)	773
Restricted stock expense	—	—	7,065	—
Restricted stock forfeitures	—	—	(807)	—
Stock options exercised	—	274,672	8,590	3,856
Stock option expense	—	—	153	—
Stock option forfeitures	—	—	(40)	—
Performance stock issued	—	134,824	(1,826)	1,826
Performance stock expense	—	—	1,305	—
Performance stock forfeitures	—	—	(755)	—
Employee stock purchase plan	—	6,494	654	93
Treasury shares purchased	—	(69,973)	—	(9,025)
Share repurchase program	—	(175,000)	—	(20,113)
Balances December 31, 2020	62,081,391	(23,013,489)	$242,693	$(326,156)
Restricted stock awards	—	53,934	(762)	762
Restricted stock expense	—	—	6,562	—
Restricted stock forfeitures	—	—	(765)	—
Stock options exercised	—	122,119	4,003	1,767
Stock option expense	—	—	90	—
Stock option forfeitures	—	—	(9)	—
Performance stock issued	—	64,543	(939)	939
Performance stock expense	—	—	13,227	—
Employee stock purchase plan	—	5,730	772	83
Treasury shares purchased	—	(37,710)	—	(6,171)
Acquisition of noncontrolling interests in consolidated subsidiaries	—	—	(4,751)	—
Balances December 31, 2021	62,081,391	(22,804,873)	$260,121	$(328,776)
Restricted stock awards	—	52,810	(711)	711
Restricted stock expense	—	—	7,715	—
Restricted stock forfeitures	—	—	(1,227)	—
Stock options exercised	—	103,545	3,021	1,629
Stock option expense	—	—	49	—
Performance stock issued	—	55,447	(880)	880
Performance stock expense	—	—	15,843	—
Performance stock forfeitures	—	—	(2,730)	—
Employee stock purchase plan	—	7,412	779	112
Treasury shares purchased	—	(31,260)	—	(4,021)
Share repurchase program	—	(251,408)	—	(30,373)
Balances December 31, 2022	62,081,391	(22,868,327)	$281,980	$(359,838)

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
Adjusted operating income (loss), adjusted operating margin, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA margin are the measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is defined as operating income excluding restructuring charges, currency exchange gains (losses), product liability expense, acquisition related costs, including acquisition related amortization. Adjusted operating margin is defined as adjusted operating income (loss) divided by segment net sales to external customers. Adjusted EBITDA is defined as adjusted operating income (loss) plus depreciation and amortization. Adjusted EBITDA margin is defined as adjusted EBITDA divided by segment net sales to external customers.
The accounting principles applied at the operating segment level in determining operating income (loss) are generally the same as those applied at the consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.

Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Reconciling Items(1)	Consolidated Totals
2022
Net sales to external customers	$1,043,238	$484,715	$—	$—	$1,527,953
Operating income					239,137
Restructuring charges (Note 3)					7,965
Currency exchange losses, net (Note 6)					10,255
Product liability expense (Note 20)					20,590
Acquisition related costs(a) (Note 14)					12,440
Adjusted operating income (loss)	267,392	60,923	(37,928)		290,387
Adjusted operating margin %	25.6%	12.6%
Depreciation and amortization	34,334	12,256	520		47,110
Adjusted EBITDA	301,726	73,179	(37,408)		337,497
Adjusted EBITDA margin %	28.9%	15.1%
Noncash items:
Pension (income) expense	$(18,368)	$6,869	$—	$—	$(11,499)
Total Assets	1,660,776	703,444	11,673	1,083	2,376,976
Capital expenditures	33,324	9,229	—	—	42,553
2021
Net sales to external customers	$908,068	$492,114	$—	$—	$1,400,182
Operating income					22,780
Restructuring charges (Note 3)					16,433
Currency exchange losses, net (Note 6)					216
Product liability expense (Note 20)					185,264
Acquisition related costs(a) (Note 14)					15,884
Adjusted operating income (loss)	202,496	73,279	(35,198)	—	240,577
Adjusted operating margin %	22.3%	14.9%
Depreciation and amortization	31,236	13,718	463	—	45,417
Adjusted EBITDA	233,732	86,997	(34,735)	—	285,994
Adjusted EBITDA margin %	25.7%	17.7%
Noncash items:
Pension (income) expense	$(2,916)	$5,790	$—	$—	$2,874
Total Assets	1,661,619	720,257	13,034	1,486	2,396,396
Capital expenditures	25,148	11,408	7,281	—	43,837
2020
Net sales to external customers	$874,305	$473,918	$—	$—	$1,348,223
Operating income					171,895
Restructuring charges (Note 3)					27,381
Currency exchange losses, net (Note 6)					8,578
Product liability expense (Note 20)					39,036
Acquisition related costs(a) (Note 14)					717
COVID-19 related costs					757
Adjusted operating income (loss)	205,304	71,140	(28,080)	—	248,364
Adjusted operating margin %	23.5%	15.0%
Depreciation and amortization	26,762	12,521	391	—	39,674
Adjusted EBITDA	232,066	83,661	(27,689)	—	288,038
Adjusted EBITDA margin %	26.5%	17.7%
Noncash items:
Pension expense	$910	$8,113	$—	$—	$9,023
Total Assets	1,273,302	617,698	29,761	(1,130)	1,919,631
Capital expenditures	43,181	5,724	—	—	48,905
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
(1)Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

Geographic information on Net sales to external customers, based on country of origin:

(In thousands)	2022	2021	2020
United States	$876,945	$746,825	$750,315
Other	651,008	653,357	597,908
Total	$1,527,953	$1,400,182	$1,348,223
Geographic information on tangible long-lived assets, net, based on country of origin:

(In thousands)	2022	2021	2020
United States	$159,345	$155,667	$134,234
Other	92,349	102,304	108,837
Total	$251,694	$257,971	$243,071
Total Net sales by product group was as follows:

2022	Consolidated		Americas		International
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$371,176	24%	$265,558	25%	$105,618	22%
Fixed Gas & Flame Detection (a)	356,075	23%	227,609	22%	128,466	27%
Firefighter Helmets & Protective Apparel (b)	207,759	14%	150,869	14%	56,890	12%
Portable Gas Detection	173,660	11%	121,934	12%	51,726	11%
Industrial Head Protection	163,253	11%	127,485	12%	35,768	7%
Fall Protection	110,094	7%	69,225	7%	40,869	8%
Other (c)	145,936	10%	80,558	8%	65,378	13%
Total	$1,527,953	100%	$1,043,238	100%	$484,715	100%

2021	Consolidated		Americas		International
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$322,412	23%	$217,340	24%	$105,072	21%
Fixed Gas & Flame Detection (a)	299,018	21%	182,515	20%	116,503	24%
Firefighter Helmets & Protective Apparel (b)	203,914	15%	137,086	15%	66,828	14%
Portable Gas Detection	162,761	12%	109,543	12%	53,218	11%
Industrial Head Protection	143,601	10%	108,869	12%	34,732	7%
Fall Protection	117,731	8%	69,108	8%	48,623	10%
Other (c)	150,745	11%	83,607	9%	67,138	13%
Total	$1,400,182	100%	$908,068	100%	$492,114	100%

2020	Consolidated		Americas		International
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Breathing Apparatus	$329,179	24%	$220,650	25%	$108,529	23%
Fixed Gas & Flame Detection	287,414	21%	158,924	18%	128,490	27%
Firefighter Helmets & Protective Apparel	162,207	12%	133,653	15%	28,554	6%
Portable Gas Detection	142,581	11%	90,545	10%	52,036	11%
Industrial Head Protection	125,921	9%	92,075	11%	33,846	7%
Fall Protection	103,075	8%	58,060	7%	45,015	10%
Other (c)	197,846	15%	120,398	14%	77,448	16%
Total	$1,348,223	100%	$874,305	100%	$473,918	100%
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

Amounts attributable to MSA Safety Incorporated common shareholders:
(In thousands, except per share amounts)	2022	2021	2020
Net income	$179,630	$21,340	$124,077
Preferred stock dividends	(41)	(41)	(41)
Net income available to common equity	179,589	21,299	124,036
Dividends and undistributed earnings allocated to participating securities	(30)	(24)	(84)
Net income available to common shareholders	$179,559	$21,275	$123,952

Basic weighted-average shares outstanding	39,232	39,173	38,885
Stock options and other stock-based awards	175	276	401
Diluted weighted-average shares outstanding	39,407	39,449	39,286
Antidilutive stock options	—	—	—

Earnings per share:
Basic	$4.58	$0.54	$3.19
Diluted	$4.56	$0.54	$3.15
Note 10—Income Taxes

(In thousands)	2022	2021	2020
Components of income before income taxes
U.S. income (loss)	$170,426	$(59,746)	$109,726
Non-U.S. income	68,107	83,350	58,421
Income before income taxes	$238,533	$23,604	$168,147
Provision for income taxes
Current
Federal	$26,022	$13,179	$23,587
State	7,708	5,000	4,896
Non-U.S.	20,002	22,487	16,780
Total current provision	$53,732	$40,666	$45,263
Deferred
Federal	$7,350	$(29,631)	$(573)
State	862	(7,204)	(579)
Non-U.S.	(3,041)	(2,015)	(1,102)
Total deferred provision (benefit)	5,171	(38,850)	(2,254)
Provision for income taxes	$58,903	$1,816	$43,009
On June 10, 2021 the United Kingdom ("U.K.") Parliament announced royal assent for Bill No. 12, on the Finance Act of 2021. This bill will increase the statutory rate from 19% to 25% in April 2023. The Company recorded this impact on its deferred tax balances in the second quarter of 2021.

Reconciliation of the U.S. federal income tax rates to our effective tax rate:

	2022	2021	2020
U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes-U.S.	2.9%	(7.0)%	2.0%
Nondeductible compensation	1.2%	15.3%	3.4%
Valuation allowances	0.8%	7.0%	0.8%
Foreign exchange on entity closures	0.3%	(0.4)%	—%
Taxes on non-U.S. income	0.1%	(10.9)%	2.6%
Employee share-based payments	(0.8)%	(18.3)%	(3.9)%
Research and development credit	(0.4)%	(5.3)%	(1.2)%
Taxes on non-U.S. income - U.S., Canadian & European reorganization	—%	—%	0.7%
Other	(0.4)%	6.3%	0.2%
Effective income tax rate	24.7%	7.7%	25.6%
Components of deferred tax assets and liabilities:

	December 31,
(In thousands)	2022	2021
Deferred tax assets
Product liability	$72,950	$71,709
Capitalized research and development	26,988	25,644
Net operating losses and tax credit carryforwards	10,696	9,404
Accrued expenses and other reserves	5,738	4,627
Share-based compensation	4,562	3,619
Other	5,068	4,785
Total deferred tax assets	126,002	119,788
Valuation allowances	(10,017)	(8,812)
Net deferred tax assets	115,985	110,976
Deferred tax liabilities
Goodwill and intangibles	(80,383)	(79,285)
Property, plant and equipment	(18,735)	(17,088)
Employee benefits	(18,899)	(8,985)
Inventory	—	(1,264)
Other	(4,359)	(2,434)
Total deferred tax liabilities	(122,376)	(109,056)
Net deferred taxes	$(6,391)	$1,920
At December 31, 2022, we had net operating loss carryforwards of approximately $49.0 million. All net operating loss carryforwards without a valuation allowance may be carried forward for a period of at least six years.

A reconciliation of the change in the tax liability for unrecognized tax benefits for the years ended December 31, 2022 and 2021 is as follows:

(In thousands)	2022	2021
Beginning balance	$4,937	$8,092
Adjustments for tax positions related to the current year	100	182
Adjustments for tax positions related to prior years	155	733
Settlements	—	(3,211)
Statute expiration	—	(859)
Ending balance	$5,192	$4,937
The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have recognized tax benefits associated with these liabilities in the amount of $2.7 million and $2.5 million at December 31, 2022 and 2021, respectively.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $1.1 million and $0.8 million at December 31, 2022 and 2021, respectively.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act which includes a new minimum tax on certain large corporations and an excise tax on stock buybacks. We do not anticipate this legislation will have a material impact for the company.
Note 11—Stock Plans
The 2016 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2026 including stock options, restricted stock awards, restricted stock units and performance stock units. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2027. Stock options are granted at market prices and expire after ten years. Stock options are exercisable beginning three years after the grant date. Restricted stock and restricted stock units are granted without payment to the Company and generally vest three years after the grant date. Restricted stock and restricted stock units are valued at the market value of the stock on the grant date. Performance stock units with a market condition are valued at an estimated fair value using a Monte Carlo simulation model. The final number of shares to be issued for performance stock units may range from zero to 240% of the target award based on achieving the specified performance targets over the performance period and further range based upon the achieved market metric over the performance period. In general, unvested stock options, restricted stock and performance stock units are forfeited if the participant’s employment with the Company terminates for any reason other than retirement, death or disability. We issue Treasury shares for stock option exercises and grants of restricted stock and performance stock. Please refer to Note 7—Capital Stock for further information regarding stock compensation share issuance. As of December 31, 2022, there were 598,813 and 76,890 shares, respectively, reserved for future grants under the management and non-employee directors’ equity incentive plans.

Stock-based compensation expense was as follows:

(In thousands)	2022	2021	2020
Restricted stock units	$6,488	$5,797	$6,258
Stock options	49	81	113
Performance stock units	13,113	13,030	549
Total stock-compensation expense before income taxes	19,650	18,908	6,920
Income tax benefit	4,814	4,633	1,668
Total stock-compensation expense, net of income tax benefit	$14,836	$14,275	$5,252
We did not capitalize any stock-based compensation expense, and all expense is included in Selling, general and administrative expense in the Consolidated Statements of Income.
A summary of option activity follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding January 1, 2020	559,656	$45.78
Exercised	(274,704)	45.31
Forfeited	(954)	42.00
Outstanding December 31, 2020	283,998	46.23	281,593
Exercised	(122,087)	47.25
Forfeited	(210)	43.75
Outstanding December 31, 2021	161,701	45.47	161,347
Exercised	(103,545)	44.91
Outstanding December 31, 2022	58,156	$46.48	58,156
For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2022 were as follows:

	Stock Options Outstanding
Range of Exercise Prices	Shares	Weighted-Average
		Exercise Price	Remaining Life
$33.01 – $45.00	33,148	$44.50	2.41
$45.01 – $57.93	25,008	49.10	2.21
$33.01 – $57.93	58,156	$46.48	2.32

	Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average
		Exercise Price	Remaining Life
$33.01 – $45.00	33,148	$44.50	2.41
$45.01 – $57.93	25,008	49.10	2.21
$33.01 – $57.93	58,156	$46.48	2.32
Cash received from the exercise of stock options was $4.7 million, $5.8 million and $12.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The tax benefit we realized from these exercises was $1.9 million, $4.3 million and $6.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock options become exercisable when they are vested. The aggregate intrinsic value of stock options exercisable and outstanding at December 31, 2022 was $5.7 million.

Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested January 1, 2020	172,701	$90.38
Granted	51,468	124.61
Vested	(70,399)	81.58
Forfeited	(7,579)	106.54
Unvested at December 31, 2020	146,191	105.83
Granted	43,146	167.13
Vested	(65,225)	95.43
Forfeited	(5,769)	132.54
Unvested at December 31, 2021	118,343	132.62
Granted	87,697	130.28
Vested	(51,369)	113.96
Forfeited	(8,785)	139.66
Unvested at December 31, 2022	145,886	$137.36
A summary of performance stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	238,035	$85.39
Granted	67,479	127.48
Vested	(132,036)	73.00
Performance adjustments	33,499	72.36
Forfeited	(6,765)	111.60
Unvested at December 31, 2020	200,212	104.69
Granted	52,309	175.59
Vested	(64,543)	85.41
Performance adjustments	5,357	88.45
Unvested at December 31, 2021	193,335	129.86
Granted	81,504	142.38
Vested	(55,447)	101.38
Performance adjustments	(22,147)	99.84
Forfeited	(18,485)	147.66
Unvested at December 31, 2022	178,760	$146.28
The 2022 performance adjustments above relate primarily to 2019 performance unit awards that were below the performance targets when vested during 2022, including the final number of shares issued, which were 64.2% of the target award based on actual results during the three year performance period.
During the years ended December 31, 2022, 2021 and 2020, the total intrinsic value of stock options exercised (the difference between the market price on the date of exercise and the option price paid to exercise the option) was $8.6 million, $13.0 million and $24.6 million, respectively. The fair values of restricted stock vested during the years ended December 31, 2022, 2021 and 2020 were $5.9 million, $6.2 million and $5.7 million, respectively. The fair value of performance stock units vested during the years ended December 31, 2022, 2021 and 2020 was $5.6 million, $5.5 million and $9.6 million, respectively.
On December 31, 2022, there was $16.4 million of unrecognized stock-based compensation expense. The weighted average period over which this expense is expected to be recognized was approximately 1.8 years.

Note 12—Long-Term Debt
Long-Term Debt

	December 31,
(In thousands)	2022	2021
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$66,379	$74,203
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,711	99,694
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,711	99,694
Senior revolving credit facility maturing in 2026, net of debt issuance costs	307,031	324,060
Total	572,832	597,651
Amounts due within one year	7,387	—
Long-term debt, net of debt issuance costs	$565,445	$597,651
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026 and increased the capacity to $900.0 million. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Prime Rate, (iii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iv) the Overnight Bank Funding Rate, plus one half of one percent (0.5%), or (v) the Daily LIBOR Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 5.13% as of December 31, 2022. At December 31, 2022, $589.9 million of the existing $900.0 million senior revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2021, the Company entered into a Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of December 31, 2022, the Company had issued £54.9 million (approximately $66.5 million at December 31, 2022) of 3.4% Series B Senior Notes due January 22, 2031.
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
As of December 31, 2022, MSA was in full compliance with the restrictive covenants under its various credit agreements.
Approximate maturities on our long-term debt over the next five years are $7.4 million in 2023, $7.4 million in 2024, $7.4 million in 2025, $316.0 million in 2026, $7.4 million in 2027 and $229.6 million thereafter.
The Company had outstanding bank guarantees and standby letters of credit with banks as of December 31, 2022, totaling $9.3 million, of which $1.5 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At December 31, 2022, the Company has $1.5 million of restricted cash in support of these arrangements.
In January 2023, we entered into a new $250 million term loan and $65 million was drawn down from our revolving credit facility to fund the divestiture of MSA LLC, a wholly owned subsidiary that holds legacy product liability claims relating to coal dust, asbestos, silica, and other exposures. Please refer to Note 20—Contingencies for additional information.
Note 13—Goodwill and Intangible Assets
Changes in goodwill during the years ended December 31, 2022 and 2021, were as follows:

(In thousands)	2022	2021
Balance at January 1, 2022	$636,858	$443,272
Additions	—	199,454
Measurement period adjustment	(1,041)	—
Currency translation	(15,195)	(5,868)
Balance at December 31. 2022	$620,622	$636,858
At December 31, 2022, goodwill of $447.6 million and $173.0 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization, during the years ended December 31, 2022 and 2021, were as follows:

(In thousands)	2022	2021
Net balance at January 1, 2022	$306,948	$161,051
Additions	—	164,426
Amortization expense	(19,137)	(16,814)
Currency translation	(5,958)	(1,715)
Net balance at December 31, 2022	$281,853	$306,948

(In millions)		December 31, 2022			December 31, 2021
Intangible Assets:	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization and Reserves	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Reserves	Net Carrying Amount
Customer relationships	19	$178.7	$(35.3)	$143.4	$185.7	$(27.9)	$157.8
Distribution agreements	20	65.8	(26.9)	38.9	66.1	(23.8)	42.3
Technology related assets	8	49.5	(29.3)	20.2	50.4	(25.5)	24.9
Patents, trademarks and copyrights	16	34.0	(14.8)	19.2	35.2	(13.6)	21.6
License agreements	5	5.4	(5.3)	0.1	5.4	(5.3)	0.1
Other	3	3.3	(3.2)	0.1	3.3	(3.0)	0.3
Total	17	$336.7	$(114.8)	$221.9	$346.1	$(99.1)	$247.0
At December 31, 2022, the above intangible assets balance includes a trade name related to the Globe acquisition with an indefinite life totaling $60.0 million.
Intangible asset amortization expense over the next five years is expected to be approximately $18.0 million in both 2023 and 2024 and $17.1 million annually from 2025 to 2027.
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

Assets acquired and liabilities assumed in connection with the acquisition were recorded at fair values. Fair values were determined by management, based in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade name and developed technologies; and the cost method for assembled workforce was included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Bacharach pre-acquisition forecasts, coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, developed technology and trade name acquired in the Bacharach transaction are being amortized over periods of 21 years, 7 to 9 years and 20 years, respectively. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $2.3 million. The amortization of the inventory step up was included in Cost of products sold in the Consolidated Statements of Income for the year ended December 31, 2021.
Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Bacharach with our operations. Goodwill of $193.5 million related to the Bacharach acquisition was recorded, with $154.6 million and $38.9 million allocated to the Americas reportable segment and International reportable segment, respectively. This Goodwill is non-deductible for tax purposes.
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

Assets acquired and liabilities assumed in connection with the acquisition were recorded at fair values. Fair values were determined by management, based in part on an independent valuation performed by a third party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade name; and the cost method for assembled workforce which is included in goodwill. A number of significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Bristol pre-acquisition forecasts, coupled with estimated MSA sales synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships and trade name acquired in the Bristol transaction will be amortized over a period of 15 years. The step up to fair value of acquired inventory as part of the purchase price allocation totaled $1.5 million. The amortization of the inventory step up was included in Cost of products sold in the Consolidated Statements of Income for the year ended December 31, 2021.
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
The operating results of the Bristol and Bacharach acquisitions have been included in our consolidated financial statements from their respective acquisition dates. Our results for the year ended December 31, 2021, include combined net sales and net loss of $67.2 million and $6.3 million, respectively.
The following unaudited pro forma information presents our combined results as if the Bristol and Bacharach acquisitions had occurred at the beginning of 2020. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between MSA and Bristol or Bacharach during the periods presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.
Pro forma combined financial information (Unaudited)

	Year Ended December 31,
(In millions, except per share amounts)	2021	2020
Net sales	$1,437.9	$1,470.4
Net income	10.2	114.6
Basic earnings per share	0.26	2.94
Diluted earnings per share	0.26	2.91

The unaudited pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of the date and for the periods presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition. In addition, the unaudited pro forma combined financial information is not intended to project the future results of the combined company.
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting under existing U.S. GAAP. MSA has been treated as the acquirer.
Total acquisition related costs were $12.4 million, $15.9 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Transactional costs are included in Selling, general and administrative expenses and acquisition-related amortization is included in Cost of products sold in the Consolidated Statements of Income.

Acquisition of Noncontrolling Interest
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

Defined benefit pension plan and other post-retirement benefits plan information is provided in the following tables:

	Pension Benefits		Other Benefits
(In thousands)	2022	2021	2022	2021
Change in Benefit Obligations
Benefit obligations at January 1	$654,362	$670,857	$29,831	$32,225
Service cost	12,281	12,910	327	398
Interest cost	14,377	11,518	590	476
Participant contributions	257	287	259	345
Plan amendments	154	(243)	—	—
Actuarial gains(a)	(156,214)	(10,277)	(5,884)	(1,518)
Benefits paid	(26,377)	(25,117)	(2,585)	(3,021)
Curtailments	(286)	(439)	—	—
Settlements	(260)	(3,190)	—	—
Transfers(b)	—	(19,312)	—	—
Acquisitions	—	26,231	—	926
Currency translation	(7,929)	(8,863)	—	—
Benefit obligations at December 31	$490,365	$654,362	$22,538	$29,831
Change in Plan Assets
Fair value of plan assets at January 1	$651,986	$586,822	$—	$—
Actual return on plan assets	(115,105)	80,366	—	—
Employer contributions	5,032	5,543	2,326	2,676
Participant contributions	257	287	259	345
Acquisitions	—	25,476	—	—
Settlements	(260)	(1,365)	—	—
Benefits paid	(26,377)	(25,117)	(2,585)	(3,021)
Transfers(b)	—	(19,312)	—	—
Administrative expenses paid	(54)	(67)	—	—
Currency translation	(1,261)	(647)	—	—
Fair value of plan assets at December 31	$514,218	$651,986	$—	$—
Funded Status
Funded status at December 31	$23,853	$(2,376)	$(22,538)	$(29,831)
Unrecognized prior service credit (cost)	1,224	1,186	(429)	(767)
Unrecognized net actuarial losses	90,212	95,674	6,445	13,570
Net amount recognized	$115,289	$94,484	$(16,522)	$(17,028)
Amounts Recognized in the Balance Sheets
Noncurrent assets	$141,643	$163,283	$—	$—
Current liabilities	(3,712)	(6,569)	(2,226)	(2,739)
Noncurrent liabilities	(114,078)	(159,090)	(20,312)	(27,092)
Net amount recognized	$23,853	$(2,376)	$(22,538)	$(29,831)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial losses	$90,212	$95,674	$6,445	$13,570
Prior service cost (credit)	1,224	1,186	(429)	(767)
Total (before tax effects)	$91,436	$96,860	$6,016	$12,803
Accumulated Benefit Obligations for all Defined Benefit Plans	$459,630	$608,436	$—	$—
(a)Actuarial gains for both periods relate primarily to the increase/decrease in discount rates used in measuring plan obligations as of December 31, 2022 and 2021, respectively.
(b)Transfers consist of Netherlands defined benefit plan conversion to a defined contribution plan.

	Pension Benefits					Other Benefits
(In thousands)	2022	2021		2020		2022	2021	2020
Components of Net Periodic Benefit (Income) Cost
Service cost	$12,281	$12,910		$12,094		$327	$398	$396
Interest cost	14,377	11,518		14,905		590	476	716
Expected return on plan assets	(49,646)	(37,368)		(34,029)		—	—	—
Amortization of prior service cost (credit)	139	164		178		(338)	(358)	(394)
Recognized net actuarial losses	11,704	17,458		15,799		1,242	1,597	1,145
Settlement/curtailment (gain) loss	(354)	(2,234)	(b)	1,135	(b)	—	—	—
Net periodic benefit (income) cost(a)	$(11,499)	$2,448		$10,082		$1,821	$2,113	$1,863
(a) Components of net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the Consolidated Statements of Income.
(b) Relates primarily to the conversion of our Netherlands pension plan into a defined contribution plan and is included in "Restructuring charges" in the Consolidated Statements of Income.
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
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits
(In thousands)	2022	2021
Aggregate accumulated benefit obligations (ABO)	$116,531	$181,511
Aggregate fair value of plan assets	4,454	22,265
Information for pension plans with a projected benefit obligation in excess of plan assets:

	Pension Benefits
(In thousands)	2022	2021
Aggregate projected benefit obligations (PBO)	$122,229	$187,924
Aggregate fair value of plan assets	4,454	22,265

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Assumptions used to determine benefit obligations
Average discount rate	5.01%	2.70%	5.09%	2.66%
Rate of compensation increase	4.61%	4.58%	3.00%	2.91%
Assumptions used to determine net periodic benefit cost
Average discount rate - Service cost	3.12%	2.80%	2.84%	2.42%
Average discount rate - Interest cost	2.17%	1.69%	2.04%	1.48%
Expected return on plan assets	8.77%	7.13%	—	—
Rate of compensation increase	4.58%	2.90%	2.91%	3.00%
Discount rates for all U.S. and foreign plans were determined using the aforementioned spot rate methodology for 2022 and 2021. Aside from sovereign bonds used in Mexico, the remaining plans' discount rates were determined using various corporate bonds and by matching our projected benefit obligation payment stream to current yields on high quality bonds.

The expected return on assets for the 2022 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on capital market expectations) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Pension Plan Assets at December 31,
	2022	2021
Equity securities	56%	51%
Fixed income securities	26	25
Pooled investment funds	15	22
Cash and cash equivalents	2	1
Insurance contracts	1	1
Total	100%	100%
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
The fair values at December 31, 2022, were as follows:

			Fair Value
(In thousands)	Total	NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$288,006	$44,583	$243,423	$—	$—
Fixed income securities	132,659	—	63,522	69,137	—
Pooled investment funds	79,853	79,853	—	—	—
Cash and cash equivalents	9,246	7,954	1,292	—	—
Insurance contracts	4,454	—	—	—	4,454
Total	$514,218	$132,390	$308,237	$69,137	$4,454
The fair values of the Company's pension plan assets at December 31, 2021, were as follows:

			Fair Value
(In thousands)	Total	NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$329,795	$66,897	$262,898	$—	$—
Fixed income securities	161,965	—	86,543	75,422	—
Pooled investment funds	146,081	146,081	—	—	—
Cash and cash equivalents	9,934	8,637	1,297	—	—
Insurance contracts	4,211	—	—	—	4,211
Total	$651,986	$221,615	$350,738	$75,422	$4,211

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
The following table presents a reconciliation of Level 3 assets:

(In thousands)	Insurance Contracts
Balance January 1, 2021	$24,396
Net realized and unrealized gains	(881)
Net purchases, issuances and settlements	(19,304)
Balance December 31, 2021	4,211
Net realized and unrealized gains	(119)
Net purchases, issuances and settlements	362
Balance December 31, 2022	$4,454
The following table presents amounts related to Level 3 assets recognized in accumulated other comprehensive loss:

(In thousands)	Insurance Contracts
Net actuarial losses	$(1,781)
Prior service cost	744
Total (before tax effects)	$(1,037)
We expect to make net contributions of $8.2 million to our pension plans in 2023, which are primarily associated with statutorily required plans in the International reporting segment.
For the 2022 beginning of the year measurement purposes (net periodic benefit expense), a 5.9% increase in the costs of covered health care benefits was assumed, decreasing by 0.2% for each successive year to 4.5% in 2030 and thereafter. For the 2022 end of the year measurement purposes (benefit obligation), a 6.5% increase in the costs of covered health care benefits was assumed, decreasing by approximately 0.2% for each successive year to 4.4% in 2032 and thereafter.

Expense for defined contribution pension plans was $12.6 million in 2022, $11.7 million in 2021 and $10.6 million in 2020.
Estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $30.2 million in 2023, $29.6 million in 2024, $30.7 million in 2025, $31.1 million in 2026 and $31.5 million in 2027, and an aggregated $164.3 million for the five years thereafter. Estimated other post-retirement benefits to be paid during the next five years are $2.2 million in 2023, $2.2 million in 2024, $2.0 million in 2025, $1.9 million in 2026, $2.0 million in 2027, and an aggregated $9.5 million for the five years thereafter.
Note 16—Other Income, Net

	Year ended December 31,
(In thousands)	2022	2021	2020
Components of net periodic benefit (income) cost other than service cost (Note 15)	$22,286	$8,321	$1,680
Interest income	4,155	3,256	3,498
Loss on asset write-down and dispositions, net	(6,290)	(788)	(236)
Other, net	905	793	742
Total other income, net	$21,056	$11,582	$5,684
During the years ended December 31, 2022, 2021 and 2020, we recognized $4.2 million, $3.3 million and $3.5 million of other income, respectively, related to interest earned on cash balances, short-term investments and notes receivable from insurance companies. The short-term investments and notes receivables from insurance companies were divested as of January 5, 2023. Please refer to Note 20—Contingencies for further discussion on the Company's notes receivables from insurance companies.

Note 17—Leases
As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. The components of lease expense were as follows:

	Year Ended December 31,
(In thousands, except percentage and year amounts)	2022	2021
Lease cost:
Operating lease cost recognized as rent expense	$14,970	$14,230
Total lease cost	$14,970	$14,230

	Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$14,906	$14,440

Non-cash other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,418	$21,857
Right-of-use assets obtained in acquisitions	$—	$4,795

	December 31,
	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	14	14

Weighted-average discount rate:
Operating leases	2.66%	2.49%
Rent expense was $15.0 million, $14.2 million and $13.0 million in 2022, 2021 and 2020, respectively. We did not have any lease transactions with related parties. We did not have any significant leases not yet commenced.
At December 31, 2022, future lease payments under operating leases were as follows:

(In thousands)	Operating Leases

2023	$10,043
2024	7,480
2025	5,200
2026	4,061
2027	3,428
After 2027	22,031
$52,243
Less: Imputed interest	7,938
Present value of operating lease liabilities	44,305
Less: Current portion operating lease liabilities(a)	8,960
Noncurrent operating lease liabilities	$35,345
(a) Included in Accrued restructuring and other current liabilities on the Consolidated Balance Sheets.

Note 18—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the Consolidated Statements of Income. At December 31, 2022, the notional amount of open forward contracts was $103.0 million and there were no unrealized gains/losses on these contracts. All open forward contracts will mature during the first quarter of 2023.
The following table presents the Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

	December 31,
(In thousands)	2022	2021
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$724	$619
Foreign exchange contracts: accrued restructuring and other current liabilities	$85	$128
The following table presents the Consolidated Statements of Income and Consolidated Statements of Cash Flows location and impact of derivative financial instruments:

	Year ended December 31,
	2022	2021
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$6,656	$5,107
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
The valuation methodologies we used to measure financial assets and liabilities were limited to the pension plan assets and the derivative financial instruments described in Note 15—Pensions and Other Post-retirement Benefits and Note 18—Derivative Financial Instruments, respectively. See Note 15 for the fair value hierarchy classification of pension plan assets. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy. With the exception of our investments in marketable securities and fixed rate long-term debt both as disclosed below, we believe that the reported carrying amounts of our remaining financial assets and liabilities approximate their fair values.

We value our investments in available-for-sale marketable securities, primarily fixed income, at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments are classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $9.9 million and $49.0 million as of December 31, 2022, and 2021, respectively. The fair value of our investments was $9.9 million and $49.0 million as of December 31, 2022, and 2021, respectively, which was reported in Investments, short-term in the accompanying Consolidated Balance Sheets. The change in fair value is recorded in other comprehensive income, net of tax. The Company does not intend to sell, nor is it more likely than not that we will be required to sell, these securities prior to recovery of their cost. As such, management believes that any unrealized gains or losses are temporary and to the extent that unrealized losses are present, management has not identified such losses to be other than temporary in nature. Accordingly, no impairment gains or losses relating to these securities have been recognized.  All investments in marketable securities have maturities of one year or less and are currently in an unrealized loss position as of December 31, 2022.
The reported carrying amount of fixed rate long-term debt, including the current portion of long-term debt, was $266.5 million and $274.3 million at December 31, 2022, and 2021, respectively. The fair value of this debt was $218.3 million and $279.8 million at December 31, 2022, and 2021, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 20—Contingencies
Product liability
The Company and its subsidiaries face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. Management has established reserves for the single incident product liability claims of its various subsidiaries, including, asserted single incident product liability claims and incurred but not reported ("IBNR") single incident claims. To determine the reserves, Management makes reasonable estimates of losses for single incident claims based on the number and characteristics of asserted claims, historical experience, sales volumes, expected settlement costs, and other relevant information. The reserve for single incident product liability claims was $1.4 million at both December 31, 2022 and December 31, 2021. Single incident product liability expense was nominal for the years ended December 31, 2022 and 2021, compared to a benefit of $1.7 million for the year ended December 31, 2020. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims.
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve potential exposures to substances that are alleged to have occurred over a number of years. In recent periods, this has included the asbestos, silica, and coal dust claims of one of the Company's affiliates, Mine Safety Appliances Company, LLC ("MSA LLC"). As of December 31, 2022, MSA LLC was named as a defendant in 1,500 lawsuits comprised of 4,054 claims. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors. The product models alleged were manufactured many years ago by MSA LLC and are no longer sold.

While pending as of December 31, 2022, all of the asserted claims listed in the summary table below are the sole responsibility of MSA LLC. MSA LLC was divested on January 5, 2023 and following that divestiture, neither the Company nor any of its subsidiaries have any responsibility for these claims, or the types of claims, listed in the following. See "Subsequent Event," below.

	2022	2021	2020
Open lawsuits, beginning of period	1,675	1,622	1,605
New lawsuits	300	432	402
Settled and dismissed lawsuits	(475)	(379)	(385)
Open lawsuits, end of period	1,500	1,675	1,622

	2022	2021	2020
Asserted claims, beginning of period	4,554	2,878	2,456
New claims	520	2,134	917
Settled, inactive and dismissed claims	(1,020)	(458)	(495)
Asserted claims, end of period	4,054	4,554	2,878
As of December 31, 2022, MSA LLC is defending an action filed in 2003 by the State of West Virginia, through its Attorney General, in the Circuit Court of Lincoln County, West Virginia, against MSA LLC and two other manufacturers of respiratory protection products. The State asserts several causes of action and seeks substantial compensatory damages—primarily for reimbursement of costs the State allegedly has incurred for worker’s compensation and healthcare benefits provided to individuals with occupational pneumoconiosis—as well as unspecified punitive damages. The State also asserts a claim under the West Virginia Consumer Credit and Protection Act (“CCPA”), alleging that the defendants made willful misrepresentations regarding product performance in connection with sales and advertisement of respirators in West Virginia and seeks substantial civil penalties. The claims against MSA LLC were severed from the claims against the other defendants and the trial date against MSA LLC was continued indefinitely in November 2022. No reserve has been recorded for this matter because the Company believes that liability is unsupportable under West Virginia law, and therefore, has concluded that the loss is not probable. In addition, the Company is not able to estimate a reasonably possible loss or range of reasonably possible losses given significant unresolved legal and factual matters. MSA LLC is the named defendant in this matter and responsibility for the matter passed along with the divestiture of MSA LLC on January 5, 2023. See "Subsequent Event," below.
Management previously established a reserve for MSA LLC's potential exposure to cumulative trauma product liability claims. Prior to divestiture of the subsidiary, as of December 31, 2022, MSA LLC's total cumulative trauma product liability reserve was $395.1 million, including $13.4 million for claims settled but not yet paid and related defense costs and $409.8 million, including $2.5 million for claims settled but not yet paid and related defense costs, as of December 31, 2021. The reserve included estimated amounts related to asserted and IBNR asbestos, silica, and coal dust claims expected to be resolved through the year 2075. The reserve was not discounted to present value and did not include estimated future amounts relating to defense of the claims. Defense costs are recognized in the Consolidated Statements of Income as incurred.
At December 31, 2022, $65.1 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the Consolidated Balance Sheet and the remainder, $330.0 million, is recorded in the Product liability and other noncurrent liabilities line. At December 31, 2021, $46.7 million of the total reserve for cumulative trauma product liability claims is recorded in the Insurance and product liability line within other current liabilities in the Consolidated Balance Sheet and the remainder, $363.1 million, is recorded in the Product liability and other noncurrent liabilities line.
During the quarter ended June 30, 2022, MSA LLC finalized a process that will result in settlements to resolve and dismiss several hundred claims for up to $26.3 million. Amounts to resolve the unpaid portion of these claims have been accrued as part of the product liability reserve and as of December 31, 2022, $10.5 million remained unpaid with the final payments made during the first quarter of 2023.

Total cumulative trauma liability losses were $22.2 million, $228.2 million, and $77.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and related to updates to our cumulative trauma product liability reserve as well as the defense of cumulative trauma product liability claims for all periods. Uninsured cumulative trauma product liability losses, which were included in Product liability and other operating expense on the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, were $20.6 million, $185.3 million and $39.0 million, respectively, and represent the total cumulative trauma product liability losses net of any estimated insurance receivables as discussed below.
MSA LLC's cumulative trauma product liability reserve is based upon a reasonable estimate of MSA LLC’s current and potential future liability for cumulative trauma product liability claims, in accordance with applicable accounting principles. To develop a reasonable estimate of MSA LLC’s potential exposure to cumulative trauma product liability claims, management performs an annual comprehensive review of MSA LLC’s cumulative trauma product liability claims in consultation with an outside valuation consultant and outside legal counsel. The review process takes into account MSA LLC’s historical claims experience, developments in MSA LLC’s claims experience over the past year, developments in the tort system generally, and any other relevant information. Quarterly, management and outside legal counsel review whether significant new developments have occurred which could materially impact recorded amounts, and if warranted, management reviews changes with an outside valuation consultant. Adjustments to the reserve for the year ended December 31, 2022 totaled $8.4 million, resulting from our annual comprehensive review of MSA LLC’s claims exposure, including review of activity experienced during the year.
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
Insurance Receivable and Notes Receivable, Insurance Companies
Many years ago, MSA LLC purchased insurance policies from various insurance carriers that, subject to common contract exclusions, provided coverage for cumulative trauma product liability losses (the "Occurrence-Based Policies"). While we have continued to pursue reimbursement under certain remaining Occurrence-Based Policies, the vast majority of these policies have been exhausted, settled or converted into either (1) negotiated settlement agreements with scheduled payment streams (recorded as notes receivables) or (2) negotiated Coverage-in-Place Agreements (recorded as insurance receivables). As a result, MSA LLC is largely self-insured for cumulative trauma product liability claims, and additional amounts recorded as insurance receivables or notes receivables will be limited. These policies, as well as the negotiated settlement agreements and Coverage-in-Place Agreements, together with all associated receivables are property of MSA LLC, which was divested on January 5, 2023. See "Subsequent Event," below.
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
Insurance receivables at December 31, 2022 totaled $127.6 million, of which $17.3 million is reported in Prepaid expenses and other current assets in the Consolidated Balance Sheet and $110.3 million is reported in Insurance receivable and other noncurrent assets. Insurance receivables at December 31, 2021 totaled $130.2 million, of which $8.6 million was reported in Prepaid expenses and other current assets in the Consolidated Balance Sheet and $121.6 million was reported in Insurance receivable and other noncurrent assets. The vast majority of the $127.6 million insurance receivables balance at December 31, 2022, is attributable to reimbursement believed to be due under the terms of signed Coverage-In-Place Agreements and a portion of this amount represents the estimated recovery of IBNR amounts not yet incurred.

A summary of insurance receivables balance and activity related to cumulative trauma product liability losses is as follows:

(In millions)	2022	2021
Balance beginning of period	$130.2	$97.0
Additions	1.8	43.5
Collections	(4.4)	(10.3)
Balance end of period	$127.6	$130.2
We record formal notes receivables due from scheduled payment streams according to negotiated settlement agreements with insurers. These amounts are not subject to current coverage litigation.
Notes receivable from insurance companies at December 31, 2022 totaled $44.6 million, of which $5.9 million is reported in Notes receivable, insurance companies, current on the Consolidated Balance Sheet and $38.7 million is reported in Notes receivable, insurance companies, noncurrent. Notes receivable from insurance companies at December 31, 2021, totaled $48.5 million, of which $3.9 million was reported in Notes receivable, insurance companies, current on the Consolidated Balance Sheet and $44.6 million was reported in Notes receivable, insurance companies, noncurrent.
A summary of notes receivables from insurance companies balance is as follows:

	December 31,
(In millions)	2022	2021
Balance beginning of period	$48.5	$52.3
Additions	1.2	1.3
Collections	(5.1)	(5.1)
Balance end of period	$44.6	$48.5
The vast majority of the insurance receivables balances at both December 31, 2022 and 2021, is attributable to reimbursement under the terms of signed agreements with insurers and is not currently subject to litigation. The collectability of MSA LLC's insurance receivables and notes receivables is regularly evaluated and the Company believes that the amounts recorded are probable of collection. The determination that the recorded insurance receivables are probable of collection is based on the terms of the settlement agreements reached with the insurers, our history of collection, and the advice of MSA LLC's outside legal counsel and consultants. Various factors could affect the timing and amount of recovery of the insurance and notes receivables, including assumptions regarding various aspects of the composition and characteristics of future claims (which are relevant to calculating reimbursement under the terms of certain Coverage-In-Place Agreements) and the extent to which the issuing insurers may become insolvent in the future.
Subsequent Event
On January 5, 2023, the Company divested MSA LLC, a wholly-owned subsidiary that holds legacy product liability claims relating to coal dust, asbestos, silica, and other exposures, to a joint venture between R&Q Insurance Holdings Ltd. and Obra Capital, Inc. In connection with the closing, the Company contributed $341 million in cash and cash equivalents, while R&Q and Obra contributed an additional $35 million.
As a result of the transaction in the first quarter of 2023, we will derecognize all legacy cumulative trauma product liability reserves, related insurance assets, and associated deferred tax assets of the divested subsidiary from our balance sheet and will recognize a loss of approximately $200 million. R&Q and Obra's joint venture has assumed management of the divested subsidiary, including the management of its claims and associated assets.

Other Litigation
Two subsidiaries of the Company, Globe Manufacturing Company, LLC ("Globe") and MSA LLC, are defending a number of lawsuits in which plaintiffs assert that certain of those entities’ products allegedly containing per- and polyfluoroalkyl substances (“PFAS”) have caused injury, health issues, or environmental issues. PFAS are a large class of substances that are widely used in everyday products. Specifically, Globe builds turnout gear from technical fabrics sourced from a small pool of specialty textile manufacturers. These protective fabrics have been tested and certified to meet industry standards, and some of them contain PFAS to achieve water, oil, or chemical resistance. No manufacturer of firefighter protective clothing is currently able to meet National Fire Protection Association safety standards while offering coats or pants that are completely PFAS free.
Globe and MSA LLC believe they have valid defenses to these lawsuits. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the Consolidated Statement of Income as incurred. Globe and MSA LLC are also pursuing insurance coverage and indemnification related to the lawsuits. The PFAS claims against MSA LLC were included in the divestiture of MSA LLC on January 5, 2023 as discussed above under the Subsequent Event header. In total, Globe was named as a defendant in 34 lawsuits comprised of approximately 1,865 claims as of February 16, 2023.
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
The following table reconciles the changes in the Company's accrued warranty reserve:

	December 31,
(In thousands)	2022	2021	2020
Beginning warranty reserve	$12,423	$11,428	$12,715
Warranty payments	(10,631)	(8,987)	(10,861)
Warranty claims	14,544	10,225	10,233
Provision for product warranties and other adjustments	(1,106)	(243)	(659)
Ending warranty reserve	$15,230	$12,423	$11,428
Warranty expense for the years ended December 31, 2022, 2021 and 2020 was $13.4 million, $10.0 million and $9.6 million, respectively and is included in Costs of products sold on the Consolidated Statements of Income.

Note 21—Quarterly Financial Information (Unaudited)

	2022
	Quarters
(In thousands, except per share amounts)	1st	2nd	3rd	4th	Year
Net sales	$330,692	$372,313	$381,694	$443,254	$1,527,953
Gross profit	142,784	164,400	169,395	197,252	673,831
Net income attributable to MSA Safety Incorporated	35,542	47,693	44,906	51,489	179,630

Earnings per share(1)
Basic	$0.90	$1.21	$1.15	$1.31	$4.58
Diluted	0.90	1.21	1.14	1.31	4.56

	2021
	Quarters
(In thousands, except earnings per share)	1st	2nd	3rd	4th	Year
Net sales	$308,428	$341,289	$340,197	$410,268	$1,400,182
Gross profit	134,785	153,000	149,439	178,124	615,348
Net income (loss) attributable to MSA Safety Incorporated	36,450	25,186	21,180	(61,476)	21,340

Earnings (loss) per share(1)
Basic	$0.93	$0.64	$0.54	$(1.57)	$0.54
Diluted	0.92	0.64	0.54	(1.57)	0.54
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
With respect to this Part III, incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Executive Compensation,” (3) “Other Information Concerning the Board of Directors,” (4) “Stock Ownership,” and (5) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 12, 2023. The information appearing in such Proxy Statement under the caption “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. As to Item 10 above, also see the information reported in Part I of this Form 10-K, under the caption “Information about our Executive Officers,” which is incorporated herein by reference. As to Item 10 above, the Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s website at www.MSAsafety.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.
As to Item 12 above, the following table sets forth information as of December 31, 2022 concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	58,156	$46.48	675,703	*
Equity compensation plans not approved by security holders	None	—	None
Total	58,156	46.48	675,703
*Includes 598,813 shares available for issuance under the Amended and Restated 2016 Management Equity Incentive Plan and 76,890 shares available for issuance under the 2017 Non-Employee Directors’ Equity Incentive Plan.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K.
(a) 2. The following additional financial information for the three years ended December 31, 2022 is filed with the report and should be read in conjunction with the above financial statements:
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

10(b)*	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(a) to Form 10-Q on May 10, 2006, is incorporated herein by reference.

10(c)*	Supplemental Pension Plan as of May 5, 1998, filed as Exhibit 10(d) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

10(d)*	Supplemental Pension Plan as amended and restated effective January 1, 2005, filed as Exhibit 10.3 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(e)*	2017 Non-Employee Directors’ Equity Incentive Plan, filed as Exhibit A to the registrant's definitive proxy statement dated April 7, 2017, is incorporated herein by reference.

10(f)*	Executive Insurance Program as Amended and Restated as of January 1, 2006, filed as Exhibit 10(a) to Form 10-Q on August 7, 2007, is incorporated herein by reference.

10(g)*	Annual Incentive Bonus Plan as of May 5, 1998, filed as Exhibit 10(g) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

10(h)*	Supplemental Executive Retirement Plan, effective January 1, 2008, filed as Exhibit 10.2 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(i)*	Form of Change-in-Control Severance Agreement between the registrant and its executive officers, filed as Exhibit 10.1 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(j)*	2003 Supplemental Savings Plan, effective January 1, 2003, filed as Exhibit 10(k) to Form 10-K on February 24, 2014, is incorporated herein by reference.

10(k)*	2005 Supplemental Savings Plan, as amended and restated, effective June 1, 2022, is filed herewith.

10(l)*	Executive Incentive Plan, as of January 1, 2020, is filed herewith.

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

10(q)
Membership Interest Purchase Agreement, dated January 5, 2023, by and among MSA Worldwide, LLC, a Pennsylvania limited liability company, Mine Safety Appliances Company, LLC, a Pennsylvania limited liability company, Sag Main Holdings, LLC, a Delaware limited liability company, and MSA Safety Jacksonville Manufacturing LLC, a Pennsylvania limited liability company, filed as Exhibit 10.1 to Form 8-K on January 6, 2023, is incorporated by reference.

10(r)
Credit Agreement, dated January 5, 2023, by and among the Company, as borrower, various Company subsidiaries, as guarantors, various financial institutions, as lenders, and PNC Bank, National Association, as administrative agent, filed as Exhibit 10.2 to Form 8‑K on January 6, 2023, is incorporated herein by reference.

10(s)
Amendments to Fourth Amended and Restated Credit Agreement, dated May 24, 2021, as amended, among the Company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, filed as Exhibit 10.3 to Form 8‑K on January 6, 2023, is incorporated herein by reference.

10(t)
Amendment No. 1 and Consent to Third Amended and Restated Multicurrency Note Purchase and Private Shelf Agreement, dated as of December 30, 2022, among MSA Safety Incorporated, each of the Guarantors signatory hereto, PGIM, INC. and each of the holders of Notes, filed as Exhibit 10.4 to Form 8‑K on January 6, 2023, is incorporated herein by reference.

10(u)
Amendment No. 1 and Consent to Second Amended and Restated Master Note Facility, dated as of December 30, 2022, among MSA Safety Incorporated, each of the Guarantors signatory hereto, NYL Investors LLC and each of the holders of Notes, filed as Exhibit 10.5 to Form 8‑K on January 6, 2023, is incorporated herein by reference.

21	Affiliates of the registrant is filed herewith.

23	Consent of Ernst & Young LLP, independent registered public accounting firm is filed herewith.

31.1	Certification of Nishan J. Vartanian pursuant to Rule 13a-14(a) is filed herewith.

31.2	Certification of Lee B. McChesney pursuant to Rule 13a-14(a) is filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.§1350 is filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.
Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSA SAFETY INCORPORATED

February 16, 2023	By	/s/ NISHAN J. VARTANIAN
(Date)		Nishan J. Vartanian Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NISHAN J. VARTANIAN Nishan J. Vartanian	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 16, 2023

/S/ LEE B. MCCHESNEY Lee B. McChesney	Senior Vice President and Chief Financial Officer	February 16, 2023

/S/ JONATHAN D. BUCK Jonathan D. Buck	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 16, 2023

/S/ ROBERT A. BRUGGEWORTH Robert A. Bruggeworth	Director	February 16, 2023

/S/ GREGORY B. JORDAN Gregory B. Jordan	Director	February 16, 2023

/S/ WILLIAM M. LAMBERT William M. Lambert	Director	February 16, 2023

/S/ DIANE M. PEARSE Diane M. Pearse	Director	February 16, 2023

/S/ REBECCA B. ROBERTS Rebecca B. Roberts	Director	February 16, 2023

/S/ SANDRA PHILLIPS ROGERS Sandra Phillips Rogers	Director	February 16, 2023

/S/ JOHN T. RYAN III John T. Ryan III	Director	February 16, 2023

/s/ LUCA SAVI Luca Savi	Director	February 16, 2023

/S/ WILLIAM R. SPERRY William R. Sperry	Director	February 16, 2023

SCHEDULE II
MSA SAFETY INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2022

	2022	2021	2020
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$5,789	$5,344	$4,860
Additions—
Charged to costs and expenses	1,253	1,645	1,172
Deductions—
Deductions from reserves, net (1)(2)	273	1,200	688
Balance at end of year	$6,769	$5,789	$5,344
Income tax valuation allowance:
Balance at beginning of year	$8,812	$7,188	$5,936
Additions—
Charged to costs and expenses (3)	2,771	2,575	2,854
Deductions—
Deductions from reserves (3)	1,566	951	1,602
Balance at end of year	$10,017	$8,812	$7,188
(1)Bad debts written off, net of recoveries.
(2)Activity for 2022, 2021 and 2020 includes currency translation gains (losses) of $202, $79 and $(107), respectively.
(3)Activity for 2022, 2021 and 2020 includes currency translation gains (losses) of $622, $29 and $(41), respectively.