Form 10-Q
period 2023-03-31
MSA Safety Inc
filed 2023-05-02
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023
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
As of April 21, 2023, 39,267,074 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(In thousands, except per share values)	2023	2022
Net sales	$398,262	$330,692
Cost of products sold	216,864	187,908
Gross profit	181,398	142,784

Selling, general and administrative	91,091	78,551
Research and development	15,232	13,333
Restructuring charges (Note 3)	1,747	2,189
Currency exchange losses, net	4,175	3,271
Loss on divestiture of MSA LLC (Note 17)	129,211	—
Product liability expense (Note 17)	3	2,772
Operating (loss) income	(60,061)	42,668

Interest expense	11,476	3,618
Other income, net	(3,800)	(6,344)
Total other expense (income), net	7,676	(2,726)

(Loss) income before income taxes	(67,737)	45,394
Provision for income taxes (Note 10)	82,436	9,852
Net (loss) income	$(150,173)	$35,542

(Loss) earnings per share attributable to common shareholders (Note 9):
Basic	$(3.83)	$0.90
Diluted	$(3.83)	$0.90
Dividends per common share	$0.46	$0.44

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2023	2022
Net (loss) income	$(150,173)	$35,542
Other comprehensive gains, net of tax:
Foreign currency translation adjustments (Note 6)	11,194	5,892
Pension and post-retirement plan actuarial gains, net of tax (Note 6)	439	2,264
Unrealized gains (losses) on available-for-sale securities (Note 6)	2	(9)
Total other comprehensive gains, net of tax	11,635	8,147
Comprehensive (loss) income	$(138,538)	$43,689

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$138,906	$162,902
Trade receivables, less allowance for credit loss of $6,901 and $6,769	279,707	297,028
Inventories (Note 4)	349,436	338,316
Investments, short-term (Note 16)	—	9,905
Prepaid income taxes	24,881	21,700
Notes receivable, insurance companies (Note 17)	—	5,931
Prepaid expenses and other current assets	38,367	44,344
Total current assets	831,297	880,126

Property, plant and equipment, net (Note 5)	207,115	207,552
Operating lease right-of-use assets, net	43,541	44,142
Prepaid pension cost (Note 14)	144,876	141,643
Deferred tax assets (Note 10)	26,383	25,490
Goodwill (Note 13)	623,443	620,622
Intangible assets, net (Note 13)	278,359	281,853
Notes receivable, insurance companies (Note 17)	—	38,695
Insurance receivables (Note 17) and other noncurrent assets	24,656	136,853
Total assets	$2,179,670	$2,376,976

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$32,534	$7,387
Accounts payable	106,225	112,532
Employees’ compensation	33,104	45,077
Insurance and product liability (Note 17)	9,911	73,898
Income taxes payable (Note 10)	17,692	6,149
Accrued restructuring (Note 3) and other current liabilities	93,065	100,822
Total current liabilities	292,531	345,865

Long-term debt, net (Note 12)	837,114	565,445
Pensions and other employee benefits (Note 14)	139,065	137,810
Noncurrent operating lease liabilities	34,583	35,345
Deferred tax liabilities (Note 10)	102,532	31,881
Product liability (Note 17) and other noncurrent liabilities	4,099	336,889
Total liabilities	$1,409,924	$1,453,235

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	287,009	281,980
Treasury shares, at cost (Note 7)	(363,879)	(361,438)
Accumulated other comprehensive loss (Note 6)	(147,082)	(158,717)
Retained earnings	990,129	1,158,347
Total shareholders’ equity	769,746	923,741
Total liabilities and shareholders’ equity	$2,179,670	$2,376,976

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating Activities
Net (loss) income	$(150,173)	$35,542
Depreciation and amortization	14,572	14,165
Tax-effected loss on divestiture of MSA LLC (Note 17)	199,578	—
Stock-based compensation (Note 11)	6,270	3,730
Pension income (Note 14)	(2,020)	(2,652)
Deferred income tax benefit (Note 10)	(237)	(572)
Loss on asset dispositions, net	739	4
Pension contributions (Note 14)	(2,046)	(1,914)
Currency exchange losses, net	4,175	3,271
Product liability expense (Note 17)	3	2,772
Collections on insurance receivables and notes receivable, insurance companies (Note 17)	—	3,865
Product liability payments (Note 17)	(5,250)	(1,758)
Contribution on divestiture of MSA LLC (Note 17)	(341,186)	—
Changes in:
Trade receivables	21,662	13,365
Inventories (Note 4)	(7,404)	(40,816)
Accounts payable	(7,320)	1,408
Other current assets and liabilities	(18,041)	(6,858)
Other noncurrent assets and liabilities	769	971
Cash Flow (Used in) From Operating Activities	(285,909)	24,523
Investing Activities
Capital expenditures	(8,402)	(7,976)
Proceeds from maturities of short-term investments (Note 16)	—	29,000
Purchase of short-term investments (Note 16)	—	(19,973)
Property disposals and other investing	35	—
Cash Flow (Used in) From Investing Activities	(8,367)	1,051
Financing Activities
Proceeds from long-term debt (Note 12)	801,000	263,000
Payments on long-term debt (Note 12)	(505,588)	(258,000)
Debt issuance costs	(913)	—
Cash dividends paid	(18,045)	(17,292)
Company stock purchases (Note 7)	(3,687)	(3,659)
Exercise of stock options (Note 7)	4	51
Cash Flow From (Used in) Financing Activities	272,771	(15,900)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,287)	(3,361)
(Decrease) increase in cash, cash equivalents and restricted cash	(23,792)	6,313
Beginning cash, cash equivalents and restricted cash	164,428	141,438
Ending cash, cash equivalents and restricted cash	$140,636	$147,751

Supplemental cash flow information:
Cash and cash equivalents	$138,906	$147,300
Restricted cash included in prepaid expenses and other current assets	1,730	451
Total cash, cash equivalents and restricted cash	$140,636	$147,751

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands, except per share values)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2021	$1,050,214	$(149,140)
Net income	35,542	—
Foreign currency translation adjustments	—	5,892
Pension and post-retirement plan adjustments, net of tax of $1,016	—	2,264
Unrecognized net losses on available-for-sale securities (Note 16)	—	(9)
Common dividends ($0.44 per share)	(17,282)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances March 31, 2022	$1,068,464	$(140,993)

Balances December 31, 2022	$1,158,347	$(158,717)
Net loss	(150,173)	—
Foreign currency translation adjustments	—	11,194
Pension and post-retirement plan adjustments, net of tax of $278	—	439
Unrecognized net gains on available-for-sale securities (Note 16)	—	2
Common dividends ($0.46 per share)	(18,035)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances March 31, 2023	$990,129	$(147,082)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The condensed consolidated financial statements of MSA Safety Incorporated and its subsidiaries ("MSA" or "the Company") are unaudited. These unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2022, Balance Sheet data was derived from the audited Consolidated Balance Sheet, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2022, which includes all disclosures required by U.S. GAAP.
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
The Company's net cash pool position consisted of the following:

(In thousands)	March 31, 2023
Gross cash pool position	$71,897
Less: cash pool borrowings	(68,198)
Net cash pool position	$3,699
Note 3—Restructuring Charges
During the three months ended March 31, 2023, we recorded restructuring charges of $1.7 million. Americas segment restructuring charges of $1.4 million during the three months ended March 31, 2023, were related to manufacturing footprint optimization activities. Corporate segment restructuring charges of $0.6 million during the three months ended March 31, 2023 were primarily related to various optimization activities.
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

Restructuring reserves are included in Accrued restructuring and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2021	$3.3	$17.4	$0.3	$21.0
Restructuring charges	2.3	5.1	0.6	8.0
Currency translation	0.1	(1.3)	—	(1.2)
Cash payments / utilization	(4.0)	(8.4)	(0.4)	(12.8)
Reserve balances at December 31, 2022	$1.7	$12.8	$0.5	$15.0
Restructuring charges (adjustments)	1.4	(0.3)	0.6	1.7
Currency translation	—	0.2	—	0.2
Cash payments	(2.0)	(2.7)	(0.7)	(5.4)
Reserve balances at March 31, 2023	$1.1	$10.0	$0.4	$11.5
Note 4—Inventories
The following table sets forth the components of inventory:

(In thousands)	March 31, 2023	December 31, 2022
Finished products	$97,360	$97,142
Work in process	22,141	16,360
Raw materials and supplies	229,935	224,814
Total inventories	$349,436	$338,316
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	March 31, 2023	December 31, 2022
Land	$4,932	$4,884
Buildings	140,155	138,618
Machinery and equipment	475,707	466,394
Construction in progress	21,107	22,097
Total	641,901	631,993
Less: accumulated depreciation	(434,786)	(424,441)
Property, plant and equipment, net	$207,115	$207,552

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(50,335)	$(57,296)
Amounts reclassified from accumulated other comprehensive loss into net (loss) income:
Amortization of prior service credit (Note 14)	(24)	(48)
Recognized net actuarial losses (Note 14)	185	3,328
Tax expense (benefit)	278	(1,016)
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net (loss) income	439	2,264
Balance at end of period	$(49,896)	$(55,032)
Available-for-sale securities
Balance at beginning of period	$(2)	$(5)
Unrealized net gains (losses) on available-for-sale securities (Note 16)	2	(9)
Balance at end of period	$—	$(14)
Foreign currency translation
Balance at beginning of period	$(108,380)	$(91,839)
Foreign currency translation adjustments	11,194	5,892
Balance at end of period	$(97,186)	$(85,947)
(a) Reclassifications out of accumulated other comprehensive loss and into net (loss) income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 14—Pensions and Other Post-retirement Benefits).

Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,998 shares held in treasury at both March 31, 2023 and December 31, 2022. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the three months ended March 31, 2023, or 2022. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of March 31, 2023, or December 31, 2022.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of March 31, 2023, and December 31, 2022. No new shares were issued during the three months ended March 31, 2023, or 2022. There were 39,264,779 and 39,213,064 shares outstanding at March 31, 2023, and December 31, 2022, respectively.
Treasury Shares - The Company's stock repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The stock repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the three months ended March 31, 2023, and 2022, no shares were repurchased under this program. There were 22,816,612 and 22,868,327 Treasury shares at March 31, 2023, and December 31, 2022, respectively.
The Company issues Treasury shares for all stock-based benefit plans. Shares are issued from Treasury at the average Treasury share cost on the date of the transaction. There were 26,774 and 28,366 Treasury shares issued for these purposes during the three months ended March 31, 2023, and 2022, respectively.

Common stock activity is summarized as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$281,980	$(359,838)	$260,121	$(328,776)
Stock compensation expense	6,270	—	3,730	—
Restricted and performance stock awards	(1,244)	1,244	(1,260)	1,260
Stock options exercised	3	1	36	15
Treasury shares purchased for stock compensation programs	—	(3,687)	—	(3,659)
Balance at end of period	$287,009	$(362,280)	$262,627	$(331,160)

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
Adjusted operating income (loss), adjusted operating margin, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA margin are the measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is defined as operating income (loss) excluding restructuring charges, currency exchange (gains) losses, product liability expense, loss on divestiture of MSA LLC, transaction costs and acquisition-related amortization. Adjusted operating margin is defined as adjusted operating income (loss) divided by segment net sales to external customers. Adjusted EBITDA is defined as adjusted operating income (loss) plus depreciation and amortization. Adjusted EBITDA margin is defined as adjusted EBITDA divided by segment net sales to external customers.
The accounting principles applied at the operating segment level in determining operating income (loss) are generally the same as those applied at the unaudited condensed consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.

Reportable segment information is presented in the following table:

(In thousands, except percentages)	Americas	International	Corporate	Consolidated Totals
Three Months Ended March 31, 2023
Net sales to external customers	$280,267	$117,995	$—	$398,262
Operating loss				(60,061)
Restructuring charges (Note 3)				1,747
Currency exchange losses, net				4,175
Loss on divestiture of MSA LLC (Note 17)				129,211
Product liability expense (Note 17)				3
Amortization of acquisition-related intangible assets				2,305
Adjusted operating income (loss)	71,694	15,779	(10,093)	77,380
Adjusted operating margin %	25.6%	13.4%
Depreciation and amortization				12,267
Adjusted EBITDA	80,494	19,058	(9,905)	89,647
Adjusted EBITDA margin %	28.7%	16.2%
Three Months Ended March 31, 2022
Net sales to external customers	$225,648	$105,044	$—	$330,692
Operating income				42,668
Restructuring charges (Note 3)				2,189
Currency exchange losses, net				3,271
Product liability expense (Note 17)				2,772
Amortization of acquisition-related intangible assets				2,336
Transaction costs(a)				607
Adjusted operating income (loss)	52,435	9,024	(7,616)	53,843
Adjusted operating margin %	23.2%	8.6%
Depreciation and amortization				11,829
Adjusted EBITDA	60,796	12,362	(7,486)	65,672
Adjusted EBITDA margin %	26.9%	11.8%
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

Total sales by product group was as follows:

Three Months Ended March 31, 2023	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed Gas & Flame Detection	$93,635	24%	$61,143	22%	$32,492	28%
Breathing Apparatus	76,721	19%	52,769	19%	23,952	20%
Firefighter Helmets & Protective Apparel	62,667	16%	49,287	18%	13,380	11%
Portable Gas Detection	52,966	13%	38,168	14%	14,798	13%
Industrial Head Protection	42,907	11%	33,625	12%	9,282	8%
Fall Protection	31,157	8%	20,458	7%	10,699	9%
Other	38,209	9%	24,817	8%	13,392	11%
Total	$398,262	100%	$280,267	100%	$117,995	100%

Three Months Ended March 31, 2022	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed Gas & Flame Detection	$83,077	25%	$54,621	24%	$28,456	27%
Breathing Apparatus	70,951	22%	50,398	22%	20,553	20%
Firefighter Helmets & Protective Apparel	48,461	15%	33,476	15%	14,985	14%
Portable Gas Detection	36,744	11%	25,791	11%	10,953	10%
Industrial Head Protection	36,157	11%	28,165	13%	7,992	8%
Fall Protection	24,662	7%	16,277	7%	8,385	8%
Other	30,640	9%	16,920	8%	13,720	13%
Total	$330,692	100%	$225,648	100%	$105,044	100%
Note 9—(Loss) Earnings per Share
Basic (loss) earnings per share is computed by dividing net income, after the deduction of preferred stock dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding not classified as participating securities. Participating securities are defined as unvested stock-based compensation awards that contain nonforfeitable rights to dividends.

	Three Months Ended March 31,
(In thousands, except per share values)	2023	2022
Net (loss) income	$(150,173)	$35,542
Preferred stock dividends	(10)	(10)
Net (loss) income available to common equity	(150,183)	35,532
Dividends and undistributed earnings allocated to participating securities	—	(4)
Net (loss) income available to common shareholders	(150,183)	35,528

Basic weighted-average shares outstanding	39,224	39,291
Stock-based compensation awards (a)	—	232
Diluted weighted-average shares outstanding	39,224	39,523
Antidilutive shares	180	—

(Loss) earnings per share:
Basic	$(3.83)	$0.90
Diluted	$(3.83)	$0.90
(a) During periods in which the Company incurs a net loss, stock-based compensation awards are excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. As such, during periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equivalent to basic weighted average shares outstanding.

Note 10—Income Taxes
The Company's effective tax rate for the three months ended March 31, 2023, was (121.7)%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to the divestiture of MSA LLC and the non-deductible loss recorded on the derecognition of the product liability reserves and related assets. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on this transaction. The Company's effective tax rate for the three months ended March 31, 2022, was 21.7%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes partially offset by tax benefits on certain share-based payments.
At March 31, 2023, the Company had a gross liability for unrecognized tax benefits of $3.4 million. The Company has recognized tax benefits associated with these liabilities of $1.8 million at March 31, 2023. The gross liability includes amounts associated with foreign tax exposure in prior periods.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $0.3 million at March 31, 2023.
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
Stock compensation expense, included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Stock compensation expense	$6,270	$3,730
Income tax benefit	1,536	914
Stock compensation expense, net of tax	$4,734	$2,816
We have not capitalized any stock-based compensation expense.
A summary of stock option activity for the three months ended March 31, 2023, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2023	58,156	$46.48
Exercised	(76)	48.41
Outstanding and exercisable at March 31, 2023	58,080	$46.47

Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the three months ended March 31, 2023, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	145,886	$137.36
Granted	52,883	133.72
Vested	(26,763)	126.16
Forfeited	(1,744)	136.41
Unvested at March 31, 2023	170,262	$138.20
Performance stock units that have a market condition modifier are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units granted in the first quarter of 2023 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period plus an additional modifier based on total shareholder return ("TSR") over the performance period. The following weighted average assumptions were used in estimating the fair value of the performance stock units granted for the three months ended March 31, 2023.

Fair value per unit	$131.46
Risk-free interest rate	4.4%
Expected dividend yield	1.43%
Expected volatility	36.7%
MSA stock beta	0.739
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
A summary of performance stock unit activity for the three months ended March 31, 2023, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	178,760	$146.28
Granted	75,425	131.46
Performance adjustments(a)	(3,009)	127.40
Vested	(53,407)	127.36
Forfeited	(796)	139.27
Unvested at March 31, 2023	196,973	$146.05
(a)Performance adjustments relate primarily to the final number of shares issued for the 2020 performance unit awards which vested in the first quarter of 2023 at 94.9% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's TSR during the three-year performance period.

Note 12—Long-Term Debt

(In thousands)	March 31, 2023	December 31, 2022
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$60,167	$66,379
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,717	99,711
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,717	99,711
2023 Term Loan credit agreement maturing in 2026, net of debt issuance costs	249,145	—
Senior revolving credit facility maturing in 2026, net of debt issuance costs	360,902	307,031
Total	869,648	572,832
Amounts due within one year	32,534	7,387
Long-term debt, net of debt issuance costs	$837,114	$565,445
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026 and increased the capacity to $900.0 million. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Prime Rate, (iii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iv) the Overnight Bank Funding Rate, plus one half of one percent (0.5%), or (v) the Daily LIBOR Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 5.74% as of March 31, 2023. At March 31, 2023, $536.1 million of the existing $900.0 million Revolving Credit Facility was unused, including letters of credit issued under the Facility. The Facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2021, the Company entered into a Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of March 31, 2023, the Company has outstanding £48.8 million (approximately $60.3 million at March 31, 2023) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $7.5 million at March 31, 2023) due January 22, 2024, with annual maturities of £6.1 million through January 2031.
On July 1, 2021, the Company entered into a Second Amended and Restated Master Note Facility (the “NYL Note Facility”) with NYL Investors. The NYL Note Facility provided for (i) the issuance of $100.0 million of 2.69% Series A Senior Notes due July 1, 2036, and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to NYL Investors’ acceptance in its sole discretion, the issuance of up to $200.0 million aggregate principal amount of senior unsecured notes.
The Revolving Credit Facility, Prudential Note Agreement and NYL Note Facility require the Company to comply with specified financial covenants, including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.50 to 1.00; except during an acquisition period, defined as four consecutive fiscal quarters beginning with the quarter of acquisition, in which case the consolidated net leverage ratio shall not exceed 4.00 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the agreements contain negative covenants limiting the ability of the Company and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of the Company's or its subsidiaries' business. All credit facilities exclude Mine Safety Appliances Company, LLC prior to the divestiture of this subsidiary on January 5, 2023, as discussed further in Note 17.
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

On January 5, 2023, the Company entered into a new $250 million term loan facility to fund the divestiture of MSA LLC, a wholly owned subsidiary. Under the agreement, the Company may elect either BASE or an interest rate based on the Secured Overnight Financing Rate. The Company pays a credit spread of 0 to 200 basis points based on the Company's net EBITDA leverage ratio and elected rate. The Company had a Term Loan interest rate of 6.22% as of March 31, 2023.
As of March 31, 2023, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2023, totaling $9.7 million, of which $1.5 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2023, the Company has $1.7 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets, Net
Changes in goodwill during the three months ended March 31, 2023, were as follows:

(In thousands)	Goodwill
Balance at January 1, 2023	$620,622
Currency translation	2,821
Balance at March 31, 2023	$623,443
At March 31, 2023, goodwill of $447.6 million and $175.8 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net, during the three months ended March 31, 2023, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2023	$281,853
Amortization expense	(4,490)
Currency translation	996
Net balance at March 31, 2023	$278,359
At March 31, 2023, intangible assets, net, includes a trade name related to Globe Manufacturing Company, LLC ("Globe") with an indefinite life totaling $60.0 million.

Note 14—Pensions and Other Post-retirement Benefits
Components of net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2023	2022	2023	2022
Three Months Ended March 31,
Service cost	$1,884	$3,099	$53	$82
Interest cost	5,918	3,613	273	148
Expected return on plan assets	(9,906)	(12,418)	—	—
Amortization of prior service cost (credit)	37	36	(61)	(84)
Recognized net actuarial losses	47	3,018	138	310
Net periodic benefit (income) cost (a)	$(2,020)	$(2,652)	$403	$456
(a) Components of net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Operations.

We made contributions of $2.0 million and $1.9 million to our pension plans during the three months ended March 31, 2023, and 2022, respectively. We expect to make total contributions of $8.2 million to our pension plans in 2023, which are primarily associated with statutorily required plans in the International reporting segment.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain of our foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the unaudited Condensed Consolidated Statements of Operations. The notional amount of open forward contracts was $104.1 million and $103.0 million at March 31, 2023, and December 31, 2022, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	March 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$1,900	$724
Foreign exchange contracts: accrued restructuring and other current liabilities	206	85
The following table presents the unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Cash Flows location and the (gain) loss impact of derivative financial instruments:

	Three Months Ended March 31,
(In thousands)	2023	2022
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$(502)	$2,765

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
Our investments in available-for-sale marketable securities, primarily fixed income, were transferred to Sag Main Holdings, LLC, as part of our MSA LLC divestiture as described in Note 17—Contingencies. Prior to the divestiture, these investments were valued at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments were classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $9.9 million as of December 31, 2022. The fair value was $9.9 million as of December 31, 2022, which was reported in Investments, short-term in the accompanying unaudited Condensed Consolidated Balance Sheets. Prior to the divestiture, changes in fair value were recorded in Other comprehensive (loss) income, net of tax. No impairment losses relating to these securities occurred during the three months ended March 31, 2023. All investments in marketable securities had maturities of one year or less and were in an unrealized loss position as of December 31, 2022.
The reported carrying amount of our fixed rate long-term debt was $260.3 million and $266.5 million at March 31, 2023, and December 31, 2022, respectively. The fair value of this debt was $217.1 million and $218.3 million at March 31, 2023, and December 31, 2022, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 17—Contingencies
Product liability
The Company and its subsidiaries face an inherent business risk of exposure to legal claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. Management has established reserves for the single incident product liability claims of its various subsidiaries, including asserted single incident product liability claims and incurred but not reported ("IBNR") single incident claims. To determine the reserves, Management makes reasonable estimates of losses for single incident claims based on the number and characteristics of asserted claims, historical experience, sales volumes, expected settlement costs, and other relevant information. The reserve for single incident product liability claims was $1.5 million at March 31, 2023, and $1.4 million December 31, 2022. Single incident product liability expense was $0.1 million during both the three months ended March 31, 2023 and the three months ended March 31, 2022. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims.

Cumulative trauma product liability claims. Cumulative trauma product liability claims involve alleged exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. Prior to the divestiture described below, one of the Company's former subsidiaries, Mine Safety Appliances Company, LLC ("MSA LLC"), was named as a defendant in various lawsuits related to such claims. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors.
Management previously established a reserve for MSA LLC's potential exposure to cumulative trauma product liability claims. Prior to its divestiture, MSA LLC's total cumulative trauma product liability reserve was $395.1 million, including $13.4 million for claims settled but not yet paid and related defense costs, as of December 31, 2022. The reserve includes estimated amounts related to asserted and IBNR asbestos, silica, and coal dust claims expected to be resolved through the year 2075. The reserve was not discounted to present value and did not include future amounts which will be spent to defend the claims. Defense costs were recognized in the unaudited Condensed Consolidated Statements of Operations as incurred.
At December 31, 2022, $65.1 million of the total reserve for cumulative trauma product liability claims was recorded in the Insurance and product liability line within other current liabilities in the Consolidated Balance Sheet and the remainder, $330.0 million, is recorded in the Product liability and other noncurrent liabilities line.
Prior to the divestiture, MSA LLC's cumulative trauma product liability reserve was based upon an estimate of MSA LLC’s current and potential future liability for cumulative trauma product liability claims, in accordance with applicable accounting principles. See further discussion on the process and assumptions used to derive this estimate in Note 20—Contingencies of the consolidated financial statements in Part II Item 8 of MSA's Form 10-K for the year ended December 31, 2022.
On January 5, 2023, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sag Main Holdings, LLC (the “Buyer”). The Buyer is a joint venture between R&Q Insurance Holdings Ltd. (“R&Q”) and Obra Capital, Inc. (“Obra”). Under the Purchase Agreement, on January 5, 2023, the Company transferred to the Buyer all of the issued and outstanding limited liability company interests of MSAC LLC (the “Sale”). In connection with the closing, the Company contributed $341.2 million in cash and cash equivalents, while R&Q and Obra contributed an additional $35.0 million.
As MSA LLC was the obligor for the Company's legacy cumulative trauma product liability reserves and policyholder of the related insurance assets, the rights and obligations related to these items transferred upon the sale to the Buyer. In addition, pursuant to the Purchase Agreement, the Buyer and MSA LLC have agreed to indemnify the Company and its affiliates for legacy cumulative trauma product liabilities and other product liabilities, and the Company has agreed to indemnify MSA LLC for all other historical liabilities of MSA LLC. This indemnification is not subject to any cap or time limitation. In connection with the sale, the Company and its Board of Directors received a solvency opinion from an independent advisory firm that MSA LLC was solvent and adequately capitalized after giving effect to the transaction.
Following the completion of the sale and thus transfer, the Company no longer has any obligation with respect to pending and future cumulative trauma product liability claims relating to these matters. As such, all legacy cumulative trauma product liability reserves, related insurance assets, and associated deferred tax assets of the divested subsidiary were derecognized from our balance sheet and the Company incurred a tax-effected loss on the divestiture of MSA LLC of $199.6 million, including transaction related costs of $5.6 million. R&Q and Obra's joint venture has assumed management of the divested subsidiary, including the management of its claims and associated assets.

Below is a summary of the impact of the divestiture of MSA LLC on our unaudited Condensed Consolidated Statements of Operations for the quarter ended March 31, 2023:

(In millions)	Three Months Ended March 31, 2023
Cash and cash equivalents	$(341.2)
Current insurance receivables	(17.3)
Notes receivable, insurance companies	(5.9)
Noncurrent insurance receivables	(110.3)
Notes receivable, insurance companies, noncurrent	(38.7)
Current product liability	65.1
Noncurrent product liability	324.7
Loss on divestiture of MSA LLC before transaction costs	(123.6)
Transaction costs	(5.6)
Loss on divestiture of MSA LLC	(129.2)
Income tax expense (a)	(70.4)
Tax-effected loss on divestiture of MSA LLC	$(199.6)
(a) Related to the write-off of deferred tax asset related to product liability reserve
Insurance Receivable and Notes Receivable, Insurance Companies
Many years ago, MSA LLC purchased insurance policies from various insurance carriers that, subject to common contract exclusions, provided coverage for cumulative trauma product liability losses (the "Occurrence-Based Policies").
Prior to the divestiture of MSA LLC, when adjustments were made to amounts recorded in the cumulative trauma product liability reserve, we calculated amounts due to be reimbursed pursuant to the terms of the negotiated Coverage-In-Place Agreements, including cumulative trauma product liability losses and related defense costs, and we recorded the amounts probable of reimbursement as insurance receivables.
Insurance receivables at December 31, 2022 totaled $127.6 million, of which $17.3 million was reported in Prepaid expenses and other current assets in the unaudited Condensed Consolidated Balance Sheets and $110.3 million was reported in Insurance receivables and other noncurrent assets.
A summary of insurance receivables balance and activity related to cumulative trauma product liability losses and divestiture of MSA LLC is as follows:

(In millions)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance beginning of period	$127.6	$130.2
Divestiture of MSA LLC	(127.6)	—
Additions	—	1.8
Collections and other adjustments	—	(4.4)
Balance end of period	$—	$127.6
Prior to the divestiture of MSA LLC, notes receivable from insurance companies at December 31, 2022 totaled $44.6 million of which $5.9 million was reported in Notes receivable, insurance companies, current in the unaudited Condensed Consolidated Balance Sheets and $38.7 million was reported in Notes receivable, insurance companies, noncurrent.

A summary of notes receivables from insurance companies balance is as follows:

(In millions)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance beginning of period	$44.6	$48.5
Divestiture of MSA LLC	(44.6)	—
Additions	—	1.2
Collections	—	(5.1)
Balance end of period	$—	$44.6
Other Litigation
Globe, a subsidiary of the Company, is defending claims in which plaintiffs assert that certain products allegedly containing per- and polyfluoroalkyl substances (“PFAS”) have caused harm, including injury or health issues. PFAS are a large class of substances that are widely used in everyday products. Specifically, Globe builds turnout gear from technical fabrics sourced from a small pool of specialty textile manufacturers. These protective fabrics have been tested and certified to meet industry standards, and some of them contain PFAS to achieve water, oil, or chemical resistance. At this time, no manufacturer of firefighter protective clothing is able to meet current National Fire Protection Association safety standards while offering coats or pants that are completely PFAS free.
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Operations as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of May 2, 2023, Globe was named as a defendant in 75 lawsuits comprised of approximately 4,870 claims, plus one action filed on behalf of a putative class of Florida firefighters and certain of their dependents.
MSA LLC is also a defendant in a number of PFAS lawsuits and the Buyer assumed responsibility for these and any similar future claims specific to MSA LLC in connection with the divestiture on January 5, 2023.
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
The following table reconciles changes in the Company's accrued warranty reserve:

(In thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Beginning warranty reserve	$15,230	$12,423
Warranty payments	(2,479)	(10,631)
Warranty claims	2,554	14,544
Provision for product warranties and other adjustments	(163)	(1,106)
Ending warranty reserve	$15,142	$15,230
Warranty expense was $2.4 million and $1.9 million for the three months ended March 31, 2023, and 2022, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Operations.

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
On January 5, 2023, the Company divested Mine Safety Appliances LLC ("MSA LLC"), a wholly owned subsidiary that holds legacy product liability claims relating to coal dust, asbestos, silica, and other exposures, to Sag Main Holdings, LLC, a joint venture between R&Q Insurance Holdings Ltd. (“R&Q"”) and Obra Capital, Inc. (“Obra”). In connection with the closing, MSA contributed $341.2 million in cash and cash equivalents, while R&Q and Obra contributed an additional $35.0 million. As a result of the transaction, MSA derecognized all legacy cumulative trauma product liability reserves, related insurance assets, and associated deferred tax assets of the divested subsidiary from its balance sheet in the first quarter of 2023. R&Q and Obra have assumed management of the divested subsidiary, including the management of its claims. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
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

PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products, where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include breathing apparatus where self-contained breathing apparatus is the principal product, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. Core products comprised approximately 91% of sales for both the three months ended March 31, 2023 and 2022. MSA also maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and sometimes reflect more episodic or contract-driven growth patterns. Key non-core products include air-purifying respirators, eye and face protection, ballistic helmets and gas masks.
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
A detailed listing of our significant product offerings in the aforementioned product groups above is included in MSA's Annual Report on Form 10-K for the year ended December 31, 2022.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
Net Sales. Net sales for the three months ended March 31, 2023, were $398.3 million, an increase of $67.6 million, or 20.4%, compared to $330.7 million in the same period last year, driven by pricing actions to keep pace with inflation and volume growth. We saw healthy growth across product categories. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended March 31,		Dollar Increase	Percent Increase
(In millions)	2023	2022
Consolidated	$398.3	$330.7	$67.6	20.4%
Americas	280.3	225.7	54.6	24.2%
International	118.0	105.0	13.0	12.4%

Net Sales	Three Months Ended March 31, 2023 versus March 31, 2022
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	24.2%	12.4%	20.4%
Currency translation effects	(0.5)%	5.6%	1.6%
Constant currency sales change	23.7%	18.0%	22.0%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $280.3 million in the first quarter of 2023, an increase of $54.6 million, or 24.2%, compared to $225.7 million in the first quarter of 2022. Constant currency sales in the Americas segment increased 23.7%. This growth was driven by increases in all products, particularly portable gas detection and firefighter helmets and protective apparel, primarily turnout gear, associated with strong demand and improved output.

Net sales for the International segment were $118.0 million in the first quarter of 2023, an increase of $13.0 million, or 12.4%, compared to $105.0 million for the first quarter of 2022. Constant currency sales in the International segment increased 18.0% during the quarter. This growth was driven by strength across most core products, partially offset by a decrease in firefighter helmets and protection apparel.
Healthy order growth in the quarter drove an increase in backlog when compared against year-end 2022. Backlog increased across substantially all products.
Looking ahead, we continue to operate in a very dynamic environment. There are a number of other evolving factors that will continue to influence our revenue and earnings outlook. These factors include, among other things, supply chain constraints, raw material or semiconductor availability, industrial employment rates, interest rate changes, military conflict, currency exchange volatility, the pace of economic recovery, as well as geopolitical risk, particularly as it relates to energy uncertainty which could affect operations and suppliers based in Germany and broader Europe. These or other conditions could impact our future results and growth expectations throughout 2023.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the first quarter of 2023 was $181.4 million, an increase of $38.6 million or 27.0%, compared to $142.8 million for the first quarter of 2022. The ratio of gross profit to net sales was 45.5% in the first quarter of 2023 compared to 43.2% in the same quarter last year. Volume leverage, pricing and productivity efforts kept pace with inflation and we will continue to manage this price/cost dynamic throughout 2023.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $91.1 million during the first quarter of 2023, an increase of $12.5 million or 16.0%, compared to $78.6 million for the same period a year ago. Overall, SG&A expenses were 22.9% of net sales during the first quarter of 2023, compared to 23.8% of net sales during the same period in 2022. Constant currency SG&A increased by approximately $13.7 million or 17.9%, demonstrating strong leverage on revenue growth. The increase in SG&A is directly attributable to the 20% sales growth in the quarter. The increase was driven by higher variable compensation associated with sales performance as well as additional travel and advertising costs to support the higher business activity.
Please refer to the SG&A expenses table for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended March 31, 2023 versus March 31, 2022
(Percent Change)	Consolidated
GAAP reported change	16.0%
Currency translation effects	1.9%
Constant currency change	17.9%
Research and development expense. Research and development expense was $15.2 million during the first quarter of 2023, an increase of $1.9 million, compared to $13.3 million during the first quarter of 2022. Research and development expense was 3.8% of net sales in the first quarter of 2023 compared to 4.0% in the same period of 2022.
During the first quarter of 2023 and 2022, we capitalized $3.0 million and $2.2 million of software development costs, respectively. Depreciation expense for capitalized software development cost of $2.3 million and $1.7 million during the first quarter of 2023 and 2022, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $18.2 million and $15.5 million during the quarters ended March 31, 2023 and 2022, respectively.
Restructuring charges. Restructuring charges of $1.7 million during the first quarter of 2023 were primarily related to manufacturing footprint optimization activities. This compared to restructuring charges of $2.2 million during the first quarter of 2022 which were primarily related to the expansion of our European Shared Service Center in Warsaw, Poland. We remain focused on executing programs to further optimize our cost structure.

Currency exchange. Currency exchange losses were $4.2 million in the first quarter of 2023 compared to $3.3 million in the first quarter of 2022. The currency exchange losses for both periods related primarily to foreign currency exposure on unsettled inter-company balances. Refer to Note 15—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the first quarter of 2023 was minimal due to our divestiture of MSA LLC, as discussed further in Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q. This compared to $2.8 million in the first quarter of 2022 which related primarily to defense costs incurred for cumulative trauma product liability claims.
Loss on divestiture of MSA LLC. The $129.2 million pre-tax loss on divestiture of MSA LLC for the first quarter of 2023 relates to the derecognition of all legacy cumulative trauma product liability reserves and related insurance assets of the divested subsidiary during the first quarter of 2023. The loss also includes a $341.2 million contribution of cash and cash equivalents, as well as transaction related costs of $5.6 million. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
GAAP operating income. Consolidated operating loss for the first quarter of 2023 was $60.1 million compared to operating income of $42.7 million in the same period last year. The decrease in operating results was primarily driven by the loss on divestiture of MSA LLC partially offset by higher sales and gross margin.
Adjusted operating income. Americas adjusted operating income for the first quarter of 2023 was $71.7 million, an increase of $19.3 million or 36.7% compared to $52.4 million in the prior year first quarter. The increase in adjusted operating income is primarily attributable to higher sales and gross margin.
International adjusted operating income for the first quarter of 2023 was $15.8 million, an increase of $6.8 million, or 74.9%, compared to $9.0 million in the prior year first quarter. The increase in adjusted operating income is primarily attributable to higher sales and gross margin.
Corporate segment adjusted operating loss for the first quarter of 2023 was $10.1 million, an increase of $2.5 million in comparison to an adjusted operating loss of $7.6 million in the first quarter of 2022, driven by higher compensation expense, primarily performance based compensation which was impacted by the sales growth and improved results from prior year.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Three Months Ended March 31, 2023
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$280,267	$117,995	$—	$398,262
GAAP operating loss				(60,061)
Restructuring charges (Note 3)				1,747
Currency exchange losses, net				4,175
Loss on divestiture of MSA LLC (Note 17)				129,211
Product liability expense (Note 17)				3
Amortization of acquisition-related intangible assets				2,305
Adjusted operating income (loss)	71,694	15,779	(10,093)	77,380
Adjusted operating margin %	25.6%	13.4%
Depreciation and amortization				12,267
Adjusted EBITDA	80,494	19,058	(9,905)	89,647
Adjusted EBITDA margin %	28.7%	16.2%

Adjusted operating income (loss)	Three Months Ended March 31, 2022
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$225,648	$105,044	$—	$330,692
GAAP operating income				42,668
Restructuring charges (Note 3)				2,189
Currency exchange losses, net				3,271
Product liability expense (Note 17)				2,772
Amortization of acquisition-related intangible assets				2,336
Transaction costs(a)				607
Adjusted operating income (loss)	52,435	9,024	(7,616)	53,843
Adjusted operating margin %	23.2%	8.6%
Depreciation and amortization				11,829
Adjusted EBITDA	60,796	12,362	(7,486)	65,672
Adjusted EBITDA margin %	26.9%	11.8%
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during acquisitions and divestitures. These costs are included in selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

Note: Adjusted operating income (loss) and adjusted EBITDA are non-GAAP financial measures. Adjusted operating income (loss) is reconciled above to the nearest GAAP financial measure, Operating income (loss), and excludes restructuring, currency exchange, product liability expense, loss on divestiture of MSA LLC, transaction costs and acquisition-related amortization. Adjusted EBITDA is reconciled above to the nearest GAAP financial measure, Operating income (loss) and excludes depreciation and amortization expense.

Total other expense (income), net. Total other expense, net, for the first quarter of 2023 was $7.7 million, compared to total other income, net, of $2.7 million for the same period in 2022 driven primarily by higher interest expense related to higher interest rates, increased debt balances and decreased pension income driven by a lower expected rate of return.
Income taxes. The reported effective tax rate for the first quarter of 2023 was (121.7)% compared to 21.7% for the first quarter of 2022. This significant variance from the prior year is primarily due to the divestiture of MSA LLC and the non-deductible loss recorded on the derecognition of the product liability reserves and related assets. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on this transaction.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net (loss) income. Net loss was $150.2 million for the first quarter of 2023, or $(3.83) per diluted share compared to net income of $35.5 million, or $0.90 per diluted share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, declared dividend payments and acquisitions. At March 31, 2023, approximately 30% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility and a term loan, both due in 2026. At March 31, 2023, approximately 89% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At March 31, 2023, the Company had cash and cash equivalents totaling $138.9 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy that prioritizes growth investments, funding our dividends and servicing debt obligations. Cash, cash equivalents and restricted cash decreased $23.8 million during the first quarter of 2023 primarily as a result of the MSA LLC divestiture as discussed below, compared to increasing $6.3 million during the same period in 2022. We believe MSA's healthy balance sheet and access to significant capital at March 31, 2023, positions us well to navigate through challenging business conditions and supply chain constraints or other unexpected events.
Operating activities. Operating activities used cash of $285.9 million during the first quarter of 2023, compared to providing $24.5 million during the same period in 2022. The decreased operating cash flow as compared to the same period in 2022 was primarily related to the contribution of $341.2 million in the divestiture of MSA LLC. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information. This decrease was partially offset by working capital improvements, notably for trade receivables.
Investing activities. Investing activities used cash of $8.4 million during the first quarter of 2023, compared to providing $1.1 million during the same period in 2022. The increase in cash used in investing activities as compared to the same period in 2022 was primarily related to the absence of short-term investment activity. Our investments in available-for-sale marketable securities, primarily fixed income, were transferred to Sag Main Holdings, LLC, as part of our MSA LLC divestiture as described in Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q. We remain committed to evaluating additional acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities provided cash of $272.8 million during the first quarter of 2023 compared to using cash of $15.9 million during the same period in 2022. During the first quarter of 2023, we had net proceeds from long-term debt of $295.4 million to fund the MSA LLC divestiture as compared to net proceeds from long-term debt of $5.0 million during the same period in 2022. We paid cash dividends of $18.0 million during the first quarter of 2023, compared to $17.3 million in the same period in 2022. We also used cash of $3.7 million during both the three months ended March 31, 2023, and 2022, to repurchase shares related to employee stock compensation transactions.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro and British pound, at March 31, 2023, resulted in a translation gain of $11.2 million being recorded to the cumulative translation adjustments shareholders' equity account during the first quarter of 2023, compared to a $5.9 million translation gain being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2022.
COMMITMENTS AND CONTINGENCIES
We made contributions of $2.0 million to our pension plans during the first quarter of 2023. We expect to make total contributions of approximately $8.2 million to our pension plans in 2023 primarily associated with statutorily required plans in the International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2023, totaling $9.7 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2023, the Company has $1.7 million of restricted cash in support of these arrangements.
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
The more critical judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $16.4 million or 4.1% and $1.7 million or 1.1%, respectively, for the three months ended March 31, 2023.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2023, we had open foreign currency forward contracts with a U.S. dollar notional value of $104.1 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $10.4 million increase or decrease in the fair value of these contracts at March 31, 2023.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At March 31, 2023, we had $260.3 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $8.0 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At March 31, 2023, we had $612.4 million of variable rate borrowings under our revolving credit facility. A 100 basis point increase or decrease in interest rates would have a $6.1 million impact on future annual earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2023	51	$144.19	—	200,011
February 2023	1,301	134.93	—	203,048
March 2023	25,422	137.82	—	204,341
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were no shares repurchased during the quarter ended March 31, 2023, under this program. We do not have any other share repurchase programs.
The above shares purchased during the quarter are related to stock-based compensation transactions.

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

MSA SAFETY INCORPORATED

May 2, 2023	/s/ Lee B. McChesney
Lee B. McChesney
Senior Vice President and Chief Financial Officer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)