Form 10-Q
period 2023-06-30
MSA Safety Inc
filed 2023-08-01
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023
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
As of July 21, 2023, 39,300,935 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share values)	2023	2022	2023	2022
Net sales	$447,299	$372,313	$845,561	$703,005
Cost of products sold	233,503	207,913	450,367	395,821
Gross profit	213,796	164,400	395,194	307,184

Selling, general and administrative	96,336	86,076	187,427	164,625
Research and development	15,992	15,268	31,224	28,601
Restructuring charges (Note 3)	3,350	57	5,097	2,247
Currency exchange losses (gains), net	3,110	(1,463)	7,285	1,809
Loss on divestiture of MSA LLC (Note 17)	—	—	129,211	—
Product liability expense (Note 17)	—	2,926	3	5,698
Operating income	95,008	61,536	34,947	104,204

Interest expense	13,175	4,578	24,651	8,196
Other income, net	(5,650)	(6,419)	(9,450)	(12,762)
Total other expense (income), net	7,525	(1,841)	15,201	(4,566)

Income before income taxes	87,483	63,377	19,746	108,770
Provision for income taxes (Note 10)	20,393	15,684	102,829	25,535
Net income (loss)	$67,090	$47,693	$(83,083)	$83,235

Earnings (loss) per share attributable to common shareholders (Note 9):
Basic	$1.71	$1.21	$(2.12)	$2.12
Diluted	$1.70	$1.21	$(2.12)	$2.11
Dividends per common share	$0.47	$0.46	$0.93	$0.90

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income (loss)	$67,090	$47,693	$(83,083)	$83,235
Other comprehensive gains (losses), net of tax:
Foreign currency translation adjustments (Note 6)	5,039	(31,606)	16,233	(25,714)
Pension and post-retirement plan actuarial gains, net of tax (Note 6)	115	2,330	554	4,594
Unrealized (loss) gain on available-for-sale securities (Note 6)	—	(9)	2	(18)
Total other comprehensive income (loss), net of tax	5,154	(29,285)	16,789	(21,138)
Comprehensive income (loss)	$72,244	$18,408	$(66,294)	$62,097

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$146,897	$162,902
Trade receivables, less allowance for credit loss of $7,124 and $6,769	302,201	297,028
Inventories (Note 4)	337,954	338,316
Investments, short-term (Note 16)	—	9,905
Prepaid income taxes	26,900	21,700
Notes receivable, insurance companies (Note 17)	—	5,931
Prepaid expenses and other current assets	36,428	44,344
Total current assets	850,380	880,126

Property, plant and equipment, net (Note 5)	206,066	207,552
Operating lease right-of-use assets, net	42,330	44,142
Prepaid pension cost (Note 14)	148,172	141,643
Deferred tax assets (Note 10)	26,867	25,490
Goodwill (Note 13)	626,262	620,622
Intangible assets, net (Note 13)	275,305	281,853
Notes receivable, insurance companies (Note 17)	—	38,695
Insurance receivables (Note 17) and other noncurrent assets	23,769	136,853
Total assets	$2,199,151	$2,376,976

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$26,492	$7,387
Accounts payable	107,046	112,532
Employees’ compensation	39,812	45,077
Insurance and product liability (Note 17)	9,613	73,898
Income taxes payable (Note 10)	25,191	6,149
Accrued restructuring (Note 3) and other current liabilities	91,796	100,822
Total current liabilities	299,950	345,865

Long-term debt, net (Note 12)	787,527	565,445
Pensions and other employee benefits (Note 14)	139,783	137,810
Noncurrent operating lease liabilities	33,870	35,345
Deferred tax liabilities (Note 10)	102,744	31,881
Product liability (Note 17) and other noncurrent liabilities	4,146	336,889
Total liabilities	$1,368,020	$1,453,235

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	294,364	281,980
Treasury shares, at cost (Note 7)	(363,624)	(361,438)
Accumulated other comprehensive loss (Note 6)	(141,928)	(158,717)
Retained earnings	1,038,750	1,158,347
Total shareholders’ equity	831,131	923,741
Total liabilities and shareholders’ equity	$2,199,151	$2,376,976

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2023	2022
Operating Activities
Net (loss) income	$(83,083)	$83,235
Depreciation and amortization	29,461	28,087
Tax-effected loss on divestiture of MSA LLC (Note 17)	199,578	—
Stock-based compensation (Note 11)	13,029	8,358
Pension income (Note 14)	(4,040)	(5,304)
Deferred income tax benefit (Note 10)	(393)	(1,526)
(Gain) loss on asset dispositions, net	(713)	124
Pension contributions (Note 14)	(4,092)	(3,829)
Currency exchange losses, net	7,285	1,809
Product liability expense (Note 17)	3	5,698
Collections on insurance receivables and notes receivable, insurance companies (Note 17)	—	3,906
Product liability payments (Note 17)	(5,250)	(3,653)
Contribution on divestiture of MSA LLC (Note 17)	(341,186)	—
Changes in:
Trade receivables	(10,410)	(12,505)
Inventories (Note 4)	5,896	(69,726)
Accounts payable	(6,756)	7,106
Other current assets and liabilities	5,943	(3,590)
Other noncurrent assets and liabilities	3,887	1,786
Cash Flow (Used in) From Operating Activities	(190,841)	39,976
Investing Activities
Capital expenditures	(18,322)	(19,805)
Proceeds from maturities of short-term investments (Note 16)	—	69,000
Purchase of short-term investments (Note 16)	—	(54,793)
Property disposals and other investing	2,674	—
Cash Flow Used in Investing Activities	(15,648)	(5,598)
Financing Activities
Proceeds from long-term debt (Note 12)	1,108,000	572,000
Payments on long-term debt (Note 12)	(871,102)	(535,000)
Debt issuance costs	(963)	—
Cash dividends paid	(36,514)	(35,401)
Company stock purchases (Note 7)	(3,871)	(32,156)
Exercise of stock options (Note 7)	542	298
Employee stock purchase plan (Note 7)	497	486
Cash Flow From (Used in) Financing Activities	196,589	(29,773)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,651)	(10,474)
Decrease in cash, cash equivalents and restricted cash	(15,551)	(5,869)
Beginning cash, cash equivalents and restricted cash	164,428	141,438
Ending cash, cash equivalents and restricted cash	$148,877	$135,569

Supplemental cash flow information:
Cash and cash equivalents	$146,897	$134,047
Restricted cash included in prepaid expenses and other current assets	1,980	1,522
Total cash, cash equivalents and restricted cash	$148,877	$135,569

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands, except per share values)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances March 31, 2022	$1,068,464	$(140,993)
Net income	47,693	—
Foreign currency translation adjustments	—	(31,606)
Pension and post-retirement plan adjustments, net of tax of $950	—	2,330
Unrealized net losses on available-for-sale securities (Note 16)	—	(9)
Common dividends ($0.46 per share)	(18,099)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances June 30, 2022	$1,098,048	$(170,278)

Balances March 31, 2023	$990,129	$(147,082)
Net income	67,090	—
Foreign currency translation adjustments	—	5,039
Pension and post-retirement plan adjustments, net of tax of $46	—	115
Common dividends ($0.47 per share)	(18,459)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances June 30, 2023	$1,038,750	$(141,928)

Balances December 31, 2021	$1,050,214	$(149,140)
Net income	83,235	—
Foreign currency translation adjustments	—	(25,714)
Pension and post-retirement plan adjustments, net of tax of $1,966	—	4,594
Unrecognized net losses on available-for-sale securities (Note 16)	—	(18)
Common dividends ($0.90 per share)	(35,381)	—
Preferred dividends ($1.125 per share)	(20)	—
Balances June 30, 2022	$1,098,048	$(170,278)

Balances December 31, 2022	$1,158,347	$(158,717)
Net loss	(83,083)	—
Foreign currency translation adjustments	—	16,233
Pension and post-retirement plan adjustments, net of tax of $232	—	554
Unrecognized net gains on available-for-sale securities (Note 16)	—	2
Common dividends ($0.93 per share)	(36,494)	—
Preferred dividends ($1.125 per share)	(20)	—
Balances June 30, 2023	$1,038,750	$(141,928)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The condensed consolidated financial statements of MSA Safety Incorporated and its subsidiaries ("MSA" or "the Company") are unaudited. These unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2022, Balance Sheet data was derived from the audited Consolidated Balance Sheets, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2022, which includes all disclosures required by U.S. GAAP.
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
The Company's net cash pool position consisted of the following:

(In thousands)	June 30, 2023
Gross cash pool position	$84,369
Less: cash pool borrowings	(82,278)
Net cash pool position	$2,091
Note 3—Restructuring Charges
During the three and six months ended June 30, 2023, we recorded restructuring charges of $3.4 million and $5.1 million, respectively. Americas segment restructuring charges of $2.2 million during the six months ended June 30, 2023, were related to manufacturing footprint optimization activities. International segment restructuring charges of $1.5 million during the six months ended June 30, 2023, were related to ongoing initiatives to drive profitable growth and rightsize our operations including the expansion of our European Shared Service Center in Warsaw, Poland.
During the three and six months ended June 30, 2022, we recorded restructuring charges of $0.1 million and $2.2 million, respectively. International segment restructuring charges of $2.1 million during the six months ended June 30, 2022, were primarily related to the expansion of our European Shared Service Center in Warsaw, Poland. Americas segment restructuring charges of $0.3 million during the six months ended June 30, 2022, were primarily related to initiatives to optimize our manufacturing footprint.

Restructuring reserves are included in Accrued restructuring and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2021	$3.3	$17.4	$0.3	$21.0
Restructuring charges	2.3	5.1	0.6	8.0
Currency translation	0.1	(1.3)	—	(1.2)
Cash payments / utilization	(4.0)	(8.4)	(0.4)	(12.8)
Reserve balances at December 31, 2022	$1.7	$12.8	$0.5	$15.0
Restructuring charges	2.2	1.5	1.4	5.1
Currency translation	—	0.1	—	0.1
Cash payments	(2.9)	(4.1)	(1.2)	(8.2)
Reserve balances at June 30, 2023	$1.0	$10.3	$0.7	$12.0
Note 4—Inventories
The following table sets forth the components of inventory:

(In thousands)	June 30, 2023	December 31, 2022
Finished products	$100,992	$97,142
Work in process	23,400	16,360
Raw materials and supplies	213,562	224,814
Total inventories	$337,954	$338,316
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	June 30, 2023	December 31, 2022
Land	$4,321	$4,884
Buildings	138,194	138,618
Machinery and equipment	480,637	466,394
Construction in progress	21,746	22,097
Total	644,898	631,993
Less: accumulated depreciation	(438,832)	(424,441)
Property, plant and equipment, net	$206,066	$207,552

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(49,896)	$(55,032)	$(50,335)	$(57,296)
Amounts reclassified from accumulated other comprehensive loss into net income (loss):
Amortization of prior service credit (Note 14)	(24)	(48)	(48)	(96)
Recognized net actuarial losses (Note 14)	185	3,328	370	6,656
Tax (benefit) expense	(46)	(950)	232	(1,966)
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income (loss)	115	2,330	554	4,594
Balance at end of period	$(49,781)	$(52,702)	$(49,781)	$(52,702)
Available-for-sale securities
Balance at beginning of period	$—	$(14)	$(2)	$(5)
Unrealized net (losses) gains on available-for-sale securities (Note 16)	—	(9)	2	(18)
Balance at end of period	$—	$(23)	$—	$(23)
Foreign currency translation
Balance at beginning of period	$(97,186)	$(85,947)	$(108,380)	$(91,839)
Foreign currency translation adjustments	5,039	(31,606)	16,233	(25,714)
Balance at end of period	$(92,147)	$(117,553)	$(92,147)	$(117,553)
(a) Reclassifications out of accumulated other comprehensive loss and into net income (loss) are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 14—Pensions and Other Post-retirement Benefits).

Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There are 71,340 shares issued and 52,998 shares held in treasury at both June 30, 2023 and December 31, 2022. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the six months ended June 30, 2023 or 2022. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of June 30, 2023.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of June 30, 2023 and December 31, 2022. No new shares were issued during the six months ended June 30, 2023 or 2022. There were 39,290,833 and 39,213,064 shares outstanding at June 30, 2023 and December 31, 2022, respectively.
Treasury Shares - The Company's stock repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The stock repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the six months ended June 30, 2023, no shares were repurchased under the program. During the six months ended June 30, 2022, 231,835 shares were repurchased under the program. There were 22,790,558 and 22,868,327 Treasury shares at June 30, 2023 and December 31, 2022, respectively.
The Company issues Treasury shares for all stock-based benefit plans. Shares are issued from Treasury at the average Treasury share cost on the date of the transaction. There were 105,894 and 110,696 Treasury shares issued for these purposes during the six months ended June 30, 2023 and 2022, respectively.

Common stock activity is summarized as follows:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$287,009	$(362,280)	$262,627	$(331,160)
Stock compensation expense	6,759	—	4,629	—
Restricted and performance stock awards	(190)	190	(201)	201
Stock options exercised	354	184	166	80
Treasury shares purchased for stock compensation programs	—	(184)	—	(272)
Employee stock purchase program	432	65	424	62
Share repurchase program	—	—	—	(28,225)
Balance at end of period	$294,364	$(362,025)	$267,645	$(359,314)

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(In thousands)	Common Stock	Treasury Cost	Common Stock	Treasury Cost
Balance at beginning of period	$281,980	$(359,838)	$260,121	$(328,776)
Stock compensation expense	13,029	—	8,358	—
Restricted and performance stock awards	(1,434)	1,434	(1,461)	1,461
Stock options exercised	357	185	203	95
Treasury shares purchased for stock compensation programs	—	(3,871)	—	(3,931)
Employee stock purchase program	432	65	424	62
Share repurchase program	—	—	—	(28,225)
Balance at end of period	$294,364	$(362,025)	$267,645	$(359,314)
Note 8—Segment Information
The Company is organized into four geographical operating segments that are based on management responsibilities: Northern North America, Latin America, Europe, Middle East & Africa, and Asia Pacific. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: Americas, International, and Corporate.
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

Reportable segment information is presented in the following table:

(In thousands, except percentages)	Americas	International	Corporate	Consolidated Totals
Three Months Ended June 30, 2023
Net sales to external customers	$308,378	$138,921	$—	$447,299
Operating income				95,008
Restructuring charges (Note 3)				3,350
Currency exchange losses, net				3,110
Amortization of acquisition-related intangible assets				2,315
Adjusted operating income (loss)	94,816	21,743	(12,776)	103,783
Adjusted operating margin %	30.7%	15.7%
Depreciation and amortization				12,574
Adjusted EBITDA	103,977	24,949	(12,569)	116,357
Adjusted EBITDA margin %	33.7%	18.0%
Three Months Ended June 30, 2022
Net sales to external customers	$252,386	$119,927	$—	$372,313
Operating income				61,536
Restructuring charges (Note 3)				57
Currency exchange gains, net				(1,463)
Product liability expense (Note 17)				2,926
Amortization of acquisition-related intangible assets				2,318
Transaction costs(a)				239
Adjusted operating income (loss)	57,141	17,207	(8,735)	65,613
Adjusted operating margin %	22.6%	14.3%
Depreciation and amortization				11,604
Adjusted EBITDA	65,461	20,370	(8,614)	77,217
Adjusted EBITDA margin %	25.9%	17.0%
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

(In thousands, except percentages)	Americas	International	Corporate	Consolidated Totals
Six Months Ended June 30, 2023
Net sales to external customers	$588,645	$256,916	$—	$845,561
Operating income				34,947
Restructuring charges (Note 3)				5,097
Currency exchange losses, net				7,285
Loss on divestiture of MSA LLC (Note 17)				129,211
Product liability expense (Note 17)				3
Amortization of acquisition-related intangible assets				4,620
Adjusted operating income (loss)	166,510	37,522	(22,869)	181,163
Adjusted operating margin %	28.3%	14.6%
Depreciation and amortization				24,841
Adjusted EBITDA	184,471	44,007	(22,474)	206,004
Adjusted EBITDA margin %	31.3%	17.1%
Six Months Ended June 30, 2022
Net sales to external customers	$478,034	$224,971	$—	$703,005
Operating income				104,204
Restructuring charges (Note 3)				2,247
Currency exchange losses, net				1,809
Product liability expense (Note 17)				5,698
Amortization of acquisition-related intangible assets				4,667
Transaction costs(a)				832
Adjusted operating income (loss)	109,577	26,196	(16,316)	119,457
Adjusted operating margin %	22.9%	11.6%
Depreciation and amortization				23,420
Adjusted EBITDA	126,256	32,698	(16,077)	142,877
Adjusted EBITDA margin %	26.4%	14.5%
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

Total sales by product group was as follows:

Three Months Ended June 30, 2023	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed Gas & Flame Detection	$105,855	24%	$66,387	22%	$39,468	29%
Breathing Apparatus	101,231	23%	69,268	22%	31,963	23%
Firefighter Helmets & Protective Apparel	65,259	15%	51,889	17%	13,370	10%
Portable Gas Detection	52,387	12%	37,987	12%	14,400	10%
Industrial Head Protection	47,164	10%	36,092	12%	11,072	8%
Fall Protection	33,882	7%	22,475	7%	11,407	8%
Other	41,521	9%	24,280	8%	17,241	12%
Total	$447,299	100%	$308,378	100%	$138,921	100%

Three Months Ended June 30, 2022	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed Gas & Flame Detection	$80,498	22%	$50,514	20%	$29,984	25%
Breathing Apparatus	91,950	25%	64,610	26%	27,340	23%
Firefighter Helmets & Protective Apparel	47,899	13%	35,037	14%	12,862	11%
Portable Gas Detection	44,892	12%	31,665	13%	13,227	11%
Industrial Head Protection	43,724	12%	34,023	13%	9,701	8%
Fall Protection	26,614	7%	17,005	7%	9,609	8%
Other	36,736	9%	19,532	7%	17,204	14%
Total	$372,313	100%	$252,386	100%	$119,927	100%

Six Months Ended June 30, 2023	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed Gas & Flame Detection	$199,490	24%	$127,530	22%	$71,960	28%
Breathing Apparatus	177,952	21%	122,037	21%	55,915	22%
Firefighter Helmets & Protective Apparel	127,926	15%	101,176	17%	26,750	10%
Portable Gas Detection	105,353	12%	76,155	13%	29,198	11%
Industrial Head Protection	90,071	11%	69,717	12%	20,354	8%
Fall Protection	65,039	8%	42,933	7%	22,106	9%
Other	79,730	9%	49,097	8%	30,633	12%
Total	$845,561	100%	$588,645	100%	$256,916	100%

Six Months Ended June 30, 2022	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed Gas & Flame Detection	$163,575	23%	$105,135	22%	$58,440	26%
Breathing Apparatus	162,901	23%	115,008	24%	47,893	21%
Firefighter Helmets & Protective Apparel	96,360	14%	68,513	14%	27,847	12%
Portable Gas Detection	81,635	12%	57,456	12%	24,179	11%
Industrial Head Protection	79,881	11%	62,188	13%	17,693	8%
Fall Protection	51,275	7%	33,282	7%	17,993	8%
Other	67,378	10%	36,452	8%	30,926	14%
Total	$703,005	100%	$478,034	100%	$224,971	100%

Note 9—Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net income, after the deduction of preferred stock dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding not classified as participating securities. Participating securities are defined as unvested stock-based compensation awards that contain nonforfeitable rights to dividends.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share values)	2023	2022	2023	2022
Net income (loss)	$67,090	$47,693	$(83,083)	$83,235
Preferred stock dividends	(10)	(10)	(20)	(20)
Net income (loss) attributable to common equity	67,080	47,683	(83,103)	83,215
Dividends and undistributed earnings allocated to participating securities	(8)	(8)	(8)	(13)
Net income (loss) attributable to common shareholders	67,072	47,675	(83,111)	83,202

Basic weighted-average shares outstanding	39,274	39,266	39,249	39,279
Stock-based compensation awards (a)	135	155	—	193
Diluted weighted-average shares outstanding	39,409	39,421	39,249	39,472
Antidilutive shares	—	—	158	—

Earnings (loss) per share:
Basic	$1.71	$1.21	$(2.12)	$2.12
Diluted	$1.70	$1.21	$(2.12)	$2.11
(a) During periods in which the Company incurs a net loss, stock-based compensation awards are excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. As such, during periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equivalent to basic weighted average shares outstanding.

Note 10—Income Taxes
The Company's effective tax rate for the three months ended June 30, 2023, was 23.3%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to state income taxes. The Company's effective tax rate for the three months ended June 30, 2022, was 24.7%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes and increased profitability in higher tax jurisdictions.
The Company's effective tax rate for the six months ended June 30, 2023, was 520.8%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to the divestiture of MSA LLC and the non-deductible loss recorded on the derecognition of the product liability reserves and related assets. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on this transaction. The Company's effective tax rate for the six months ended June 30, 2022, was 23.5%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes.
At June 30, 2023, the Company had a gross liability for unrecognized tax benefits of $3.4 million. The Company has recognized tax benefits associated with these liabilities of $1.8 million at June 30, 2023. The gross liability includes amounts associated with foreign tax exposure in prior periods.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $0.3 million at June 30, 2023.
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
Stock compensation expense, included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Stock compensation expense	$6,759	$4,629	$13,029	$8,358
Income tax benefit	1,656	1,134	3,192	2,048
Stock compensation expense, net of tax	$5,103	$3,495	$9,837	$6,310
We have not capitalized any stock-based compensation expense.
A summary of stock option activity for the six months ended June 30, 2023, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2023	58,156	$46.48
Exercised	(11,533)	46.99
Outstanding and exercisable at June 30, 2023	46,623	$46.35

Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the six months ended June 30, 2023, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	145,886	$137.36
Granted	68,996	137.31
Vested	(38,950)	124.37
Forfeited	(4,343)	138.89
Unvested at June 30, 2023	171,589	$140.45
Performance stock units that have a market condition modifier are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units granted in the first quarter of 2023 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period plus an additional modifier based on total shareholder return ("TSR") over the performance period. The following weighted average assumptions were used in estimating the fair value of the performance stock units granted for the six months ended June 30, 2023.

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
A summary of performance stock unit activity for the six months ended June 30, 2023, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	178,760	$146.28
Granted	76,285	129.98
Performance adjustments(a)	(3,009)	127.40
Vested	(53,407)	127.36
Forfeited	(2,306)	139.97
Unvested at June 30, 2023	196,323	$146.04
(a)Performance adjustments relate primarily to the final number of shares issued for the 2020 performance unit awards which vested in the first quarter of 2023 at 94.9% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's TSR during the three-year performance period.

Note 12—Long-Term Debt

(In thousands)	June 30, 2023	December 31, 2022
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$61,832	$66,379
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,722	99,711
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,722	99,711
2023 Term Loan credit agreement maturing in 2026, net of debt issuance costs	242,971	—
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,950	—
Senior revolving credit facility maturing in 2026, net of debt issuance costs	259,822	307,031
Total	814,019	572,832
Amounts due within one year	26,492	7,387
Long-term debt, net of debt issuance costs	$787,527	$565,445
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026 and increased the capacity to $900.0 million. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Prime Rate, (iii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iv) the Overnight Bank Funding Rate, plus one half of one percent (0.5%), or (v) the Daily LIBOR Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 6.14% as of June 30, 2023. At June 30, 2023, $637.2 million of the existing $900.0 million Revolving Credit Facility was unused, including letters of credit issued under the Facility. The Facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2021, the Company entered into a Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of June 30, 2023, the Company has outstanding £48.8 million (approximately $61.9 million at June 30, 2023) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $7.7 million at June 30, 2023) due January 22, 2024, with annual maturities of £6.1 million through January 2031.
On July 1, 2021, the Company entered into a Second Amended and Restated Master Note Facility (the “NYL Note Facility”) with NYL Investors. The NYL Note Facility provided for (i) the issuance of $100.0 million of 2.69% Series A Senior Notes due July 1, 2036, and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to NYL Investors’ acceptance in its sole discretion, the issuance of up to $200.0 million aggregate principal amount of senior unsecured notes. On June 29, 2023, the Company issued $50 million of 5.25% Series B Senior Notes due July 1, 2028, pursuant to the NYL Note Facility (the "Notes"). The Notes bear interest at 5.25% per annum, payable semi-annually, and mature on July 1, 2028. The Notes provide for a principal payment of $25 million on July 1, 2027, with the remaining $25 million due on July 1, 2028. The Notes may be redeemed at the Company’s option prior to their maturity at a make-whole redemption price calculated as provided in the NYL Note Facility. The proceeds of the Notes were used on June 29, 2023, to pay down an equivalent amount of borrowings under the Company’s revolving credit facility with PNC Bank, National Association, as Administrative Agent.
The Revolving Credit Facility, Prudential Note Agreement and NYL Note Facility require the Company to comply with specified financial covenants, including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.50 to 1.00; except during an acquisition period, defined as four consecutive fiscal quarters beginning with the quarter of acquisition, in which case the consolidated net leverage ratio shall not exceed 4.00 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the agreements contain negative covenants limiting the ability of the Company and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of the Company's or its subsidiaries' business, subject to certain exceptions and limitations, including carve-outs and baskets. All credit facilities exclude Mine Safety Appliances Company, LLC prior to the divestiture of this subsidiary on January 5, 2023, as discussed further in Note 17.

During August 2021 and June 2023, respectively, the Company amended its Revolving Credit Facility to transition from Sterling LIBOR reference rates to Sterling Overnight Interbank Average Rate ("SONIA") reference rates and from U.S. LIBOR reference rates to Secured Overnight Financing Rate ("SOFR") reference rates. The Company will apply the optional expedients in ASC 848, Reference Rate Reform, to these modifications driven by reference rate reform, accounting for the modifications as a continuation of the existing contracts. Therefore, these modifications will not require remeasurement at the modification date or a reassessment of previous accounting determinations. As such, the Company does not anticipate the change in reference rates will have an impact on the Company’s unaudited condensed consolidated financial statements.
On January 5, 2023, the Company entered into a new $250 million term loan facility to fund the divestiture of MSA LLC, a wholly owned subsidiary. Under the agreement, the Company may elect either BASE or an interest rate based on the Secured Overnight Financing Rate. The Company pays a credit spread of 0 to 200 basis points based on the Company's net EBITDA leverage ratio and elected rate. The Company had a Term Loan interest rate of 6.76% as of June 30, 2023.
As of June 30, 2023, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2023, totaling $9.8 million, of which $1.5 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2023, the Company has $2.0 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets, Net
Changes in goodwill during the six months ended June 30, 2023, were as follows:

(In thousands)	Goodwill
Balance at January 1, 2023	$620,622
Currency translation	5,640
Balance at June 30, 2023	$626,262
At June 30, 2023, goodwill of $447.6 million and $178.7 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net, during the six months ended June 30, 2023, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2023	$281,853
Amortization expense	(9,018)
Currency translation	2,470
Net balance at June 30, 2023	$275,305
At June 30, 2023, intangible assets, net, includes a trade name related to Globe Manufacturing Company, LLC ("Globe") with an indefinite life totaling $60.0 million.

Note 14—Pensions and Other Post-retirement Benefits
Components of net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2023	2022	2023	2022
Three Months Ended June 30,
Service cost	$1,884	$3,099	$53	$82
Interest cost	5,918	3,613	273	148
Expected return on plan assets	(9,906)	(12,418)	—	—
Amortization of prior service cost (credit)	37	36	(61)	(84)
Recognized net actuarial losses	47	3,018	138	310
Net periodic benefit (income) cost (a)	$(2,020)	$(2,652)	$403	$456

Six Months Ended June 30,
Service cost	$3,768	$6,198	$106	$164
Interest cost	11,836	7,226	546	296
Expected return on plan assets	(19,812)	(24,836)	—	—
Amortization of prior service cost (credit)	74	72	(122)	(168)
Recognized net actuarial losses	94	6,036	276	620
Net periodic benefit (income) cost (a)	$(4,040)	$(5,304)	$806	$912
(a) Components of net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Operations.

We made contributions of $4.1 million and $3.8 million to our pension plans during the six months ended June 30, 2023, and 2022, respectively. We expect to make total contributions of $8.2 million to our pension plans in 2023, which are primarily associated with statutorily required plans in the International reporting segment.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain of our foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses (gains), net, in the unaudited Condensed Consolidated Statements of Operations. The notional amount of open forward contracts was $106.6 million and $103.0 million at June 30, 2023, and December 31, 2022, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	June 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$31	$724
Foreign exchange contracts: accrued restructuring and other current liabilities	488	85
The following table presents the unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Cash Flows location and the (gain) loss impact of derivative financial instruments:

	Six Months Ended June 30,
(In thousands)	2023	2022
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$123	$8,449

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
Our investments in available-for-sale marketable securities, primarily fixed income, were transferred to Sag Main Holdings, LLC, on January 5, 2023, as part of our MSA LLC divestiture as described in Note 17—Contingencies. Prior to the divestiture, these investments were valued at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments were classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $9.9 million as of December 31, 2022. The fair value was $9.9 million as of December 31, 2022, which was reported in Investments, short-term in the accompanying unaudited Condensed Consolidated Balance Sheets. Prior to the divestiture, changes in fair value were recorded in Other comprehensive (loss) income, net of tax. No impairment losses relating to these securities occurred during the three months ended March 31, 2023. All investments in marketable securities had maturities of one year or less and were in an unrealized loss position as of December 31, 2022.
The reported carrying amount of our fixed rate long-term debt was $311.9 million and $266.5 million at June 30, 2023, and December 31, 2022, respectively. The fair value of this debt was $268.3 million and $218.3 million at June 30, 2023, and December 31, 2022, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 17—Contingencies
Product liability
The Company and its subsidiaries face an inherent business risk of exposure to legal claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. Management has established reserves for the single incident product liability claims of the Company's various subsidiaries, including asserted single incident product liability claims and incurred but not reported ("IBNR") single incident claims. To determine the reserves, Management makes reasonable estimates of losses for single incident claims based on the number and characteristics of asserted claims, historical experience, sales volumes, expected settlement costs, and other relevant information. The reserve for single incident product liability claims was $1.5 million at June 30, 2023, and $1.4 million December 31, 2022. Single incident product liability expense was $0.1 million during both the six months ended June 30, 2023 and the six months ended June 30, 2022. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims.

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
At December 31, 2022, $65.1 million of the total reserve for cumulative trauma product liability claims was recorded in the Insurance and product liability line within other current liabilities in the Consolidated Balance Sheets and the remainder, $330.0 million, is recorded in the Product liability and other noncurrent liabilities line.
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
On January 5, 2023, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sag Main Holdings, LLC (the “Buyer”). The Buyer is a joint venture between R&Q Insurance Holdings Ltd. (“R&Q”) and Obra Capital, Inc. (“Obra”). Under the Purchase Agreement, on January 5, 2023, the Company transferred to the Buyer all of the issued and outstanding limited liability company interests of MSA LLC (the “Sale”). In connection with the closing, the Company contributed $341.2 million in cash and cash equivalents, while R&Q and Obra contributed an additional $35.0 million.
As MSA LLC was the obligor for the Company's legacy cumulative trauma product liability reserves and policyholder of the related insurance assets, the rights and obligations related to these items transferred upon the sale to the Buyer. In addition, pursuant to the Purchase Agreement, the Buyer and MSA LLC have agreed to indemnify the Company and its affiliates for legacy cumulative trauma product liabilities and other product liabilities, and a subsidiary of the Company has agreed to indemnify MSA LLC for all other historical liabilities of MSA LLC. This indemnification is not subject to any cap or time limitation. In connection with the sale, the Company and its Board of Directors received a solvency opinion from an independent advisory firm that MSA LLC was solvent and adequately capitalized after giving effect to the transaction.
Following the completion of the sale and transfer, the Company no longer has any obligation with respect to pending and future cumulative trauma product liability claims relating to these matters. As such, all legacy cumulative trauma product liability reserves, related insurance assets, and associated deferred tax assets of the divested subsidiary were derecognized from our balance sheet and the Company incurred a tax-effected loss on the divestiture of MSA LLC of $199.6 million, including transaction related costs of $5.6 million. R&Q and Obra's joint venture has assumed management of the divested subsidiary, including the management of its claims and associated assets.

Below is a summary of the impact of the divestiture of MSA LLC on our unaudited Condensed Consolidated Statements of Operations for the quarter ended March 31, 2023 (no additional impact for the quarter ended June 30, 2023):

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
A summary of insurance receivables balance and activity related to cumulative trauma product liability losses and divestiture of MSA LLC is as follows:

(In millions)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance beginning of period	$127.6	$130.2
Divestiture of MSA LLC	(127.6)	—
Additions	—	1.8
Collections and other adjustments	—	(4.4)
Balance end of period	$—	$127.6
Prior to the divestiture of MSA LLC, notes receivable from insurance companies at December 31, 2022 totaled $44.6 million of which $5.9 million was reported in Notes receivable, insurance companies, current in the unaudited Condensed Consolidated Balance Sheets and $38.7 million was reported in Notes receivable, insurance companies, noncurrent.

A summary of notes receivables from insurance companies balance is as follows:

(In millions)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance beginning of period	$44.6	$48.5
Divestiture of MSA LLC	(44.6)	—
Additions	—	1.2
Collections	—	(5.1)
Balance end of period	$—	$44.6
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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Operations as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of July 27, 2023, Globe was named as a defendant in 137 lawsuits comprised of approximately 8,231 claims, plus one action filed on behalf of a putative class of Florida firefighters and certain of their dependents.
MSA LLC is also a defendant in a number of PFAS lawsuits and Sag Main Holdings, LLC (the "Buyer") assumed responsibility for these and any similar future claims specific to MSA LLC in connection with the divestiture on January 5, 2023.
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
The following table reconciles changes in the Company's accrued warranty reserve:

(In thousands)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Beginning warranty reserve	$15,230	$12,423
Warranty payments	(4,790)	(10,631)
Warranty claims	4,914	14,544
Provision for product warranties and other adjustments	(252)	(1,106)
Ending warranty reserve	$15,102	$15,230
Warranty expense was $4.7 million and $4.8 million for the six months ended June 30, 2023, and 2022, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Operations.

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

BUSINESS OVERVIEW
MSA is a global leader in the development, manufacture and supply of safety products that protect people and facility infrastructures. Recognized for their market leading innovation, many MSA products integrate a combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life-threatening situations. The Company's comprehensive product line, which is governed by rigorous safety standards across highly regulated industries, is used by workers around the world in a broad range of markets, including fire service, oil, gas and petrochemical industry, construction, industrial manufacturing applications, utilities, mining and the military. MSA's core products include breathing apparatus, fixed gas and flame detection systems ("FGFD"), portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of safety solutions for customers in key global markets.
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

PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products, where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include breathing apparatus where self-contained breathing apparatus is the principal product, fixed gas and flame detection systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. Core products comprised approximately 91% of sales for both the three months ended June 30, 2023 and 2022. MSA also maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and sometimes reflect more episodic or contract-driven growth patterns. Key non-core products include air-purifying respirators, eye and face protection, ballistic helmets and gas masks.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
Net Sales. Net sales for the three months ended June 30, 2023, were $447.3 million, an increase of $75.0 million, or 20.1%, compared to $372.3 million in the same period last year, driven by volume growth and pricing actions. We saw healthy growth across product categories and both reporting segments. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended June 30,		Dollar Increase	Percent Increase
(In millions)	2023	2022
Consolidated	$447.3	$372.3	$75.0	20.1%
Americas	308.4	252.4	56.0	22.2%
International	138.9	119.9	19.0	15.8%

Net Sales	Three Months Ended June 30, 2023 versus June 30, 2022
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	22.2%	15.8%	20.1%
Currency translation effects	(0.7)%	0.5%	(0.2)%
Constant currency sales change	21.5%	16.3%	19.9%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $308.4 million in the second quarter of 2023, an increase of $56.0 million, or 22.2%, compared to $252.4 million in the second quarter of 2022. Constant currency sales in the Americas segment increased 21.5%. This growth was driven by increases in all products, particularly FGFD, firefighter protective apparel, fall protection and portable gas detection associated with healthy demand and backlog conversion as a result of supply chain improvements.

Net sales for the International segment were $138.9 million in the second quarter of 2023, an increase of $19.0 million, or 15.8%, compared to $119.9 million for the second quarter of 2022. Constant currency sales in the International segment increased 16.3% during the quarter. This growth was driven by increases in all products, particularly FGFD and breathing apparatus associated with improved output.
Looking ahead, we continue to operate in a dynamic environment. There are a number of other evolving factors that will continue to influence our revenue and earnings outlook. These factors include, among other things, supply chain constraints, raw material availability, industrial employment rates, interest rate changes, military conflict, currency exchange volatility, the pace of economic recovery, as well as geopolitical risk. These or other conditions could impact our future results and growth expectations throughout the second half of 2023.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the second quarter of 2023 was $213.8 million, an increase of $49.4 million or 30.0%, compared to $164.4 million for the second quarter of 2022. The ratio of gross profit to net sales was 47.8% in the second quarter of 2023 compared to 44.2% in the same quarter last year. Volume leverage, price/cost management, and productivity efforts contributed to the gross profit improvement.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $96.3 million during the second quarter of 2023, an increase of $10.2 million or 11.9%, compared to $86.1 million for the same period a year ago. Overall, SG&A expenses were 21.5% of net sales during the second quarter of 2023, compared to 23.1% of net sales during the same period in 2022. Constant currency SG&A increased by approximately $9.9 million or 11.6%, demonstrating strong leverage on revenue growth. The increase in SG&A was driven by the higher level of sales, increased variable compensation and inflation.
Please refer to the SG&A expenses table for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended June 30, 2023 versus June 30, 2022
(Percent Change)	Consolidated
GAAP reported change	11.9%
Currency translation effects	(0.3)%
Constant currency change	11.6%
Research and development expense. Research and development expense was $16.0 million during the second quarter of 2023, an increase of $0.7 million, compared to $15.3 million during the second quarter of 2022. Research and development expense was 3.6% of net sales in the second quarter of 2023 compared to 4.1% in the same period of 2022.
During the second quarter of 2023 and 2022, we capitalized $3.1 million and $2.1 million of software development costs, respectively. Depreciation expense for capitalized software development cost of $2.5 million and $1.8 million during the second quarter of 2023 and 2022, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $19.1 million and $17.4 million during the second quarter of June 30, 2023, and 2022, respectively.
Restructuring charges. Restructuring charges of $3.4 million during the second quarter of 2023 were primarily related to our initiatives to adjust our cost structure and improve productivity. Restructuring charges during the second quarter of 2022 were not significant. We remain focused on executing programs to further optimize our cost structure.

Currency exchange. Currency exchange losses were $3.1 million in the second quarter of 2023 compared to gains of $1.5 million in the second quarter of 2022. Currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances. Refer to Note 15—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. There was no product liability expense for the second quarter of 2023 due to our divestiture of MSA LLC, as discussed further in Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q. This compared to $2.9 million in the second quarter of 2022 which related primarily to defense costs incurred for cumulative trauma product liability claims.
GAAP operating income. Consolidated operating income for the second quarter of 2023 was $95.0 million compared to $61.5 million in the same period last year. The increase in operating income was primarily driven by higher sales and gross margin partially offset by increased SG&A.
Adjusted operating income. Americas adjusted operating income for the second quarter of 2023 was $94.8 million, an increase of $37.7 million or 65.9% compared to $57.1 million in the prior year second quarter. The increase in adjusted operating income is attributable to higher sales and gross margin.
International adjusted operating income for the second quarter of 2023 was $21.7 million, an increase of $4.5 million, or 26.4%, compared to $17.2 million in the prior year second quarter. The increase in adjusted operating income is primarily attributable to higher sales and gross margin.
Corporate segment adjusted operating loss for the second quarter of 2023 was $12.8 million, an increase of $4.1 million in comparison to an adjusted operating loss of $8.7 million in the second quarter of 2022, driven by higher performance based compensation expense related to sales growth and improved results from prior year.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Three Months Ended June 30, 2023
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$308,378	$138,921	$—	$447,299
GAAP operating income				95,008
Restructuring charges (Note 3)				3,350
Currency exchange losses, net				3,110
Amortization of acquisition-related intangible assets				2,315
Adjusted operating income (loss)	94,816	21,743	(12,776)	103,783
Adjusted operating margin %	30.7%	15.7%
Depreciation and amortization				12,574
Adjusted EBITDA	103,977	24,949	(12,569)	116,357
Adjusted EBITDA margin %	33.7%	18.0%

Adjusted operating income (loss)	Three Months Ended June 30, 2022
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$252,386	$119,927	$—	$372,313
GAAP operating income				61,536
Restructuring charges (Note 3)				57
Currency exchange gains, net				(1,463)
Product liability expense (Note 17)				2,926
Amortization of acquisition-related intangible assets				2,318
Transaction costs(a)				239
Adjusted operating income (loss)	57,141	17,207	(8,735)	65,613
Adjusted operating margin %	22.6%	14.3%
Depreciation and amortization				11,604
Adjusted EBITDA	65,461	20,370	(8,614)	77,217
Adjusted EBITDA margin %	25.9%	17.0%
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

Total other expense (income), net. Total other expense, net, for the second quarter of 2023 was $7.5 million, compared to total other income, net, of $1.8 million for the same period in 2022 driven primarily by higher interest expense related to higher interest rates, increased debt balances and decreased pension income driven by a lower expected rate of return.
Income taxes. The reported effective tax rate for the second quarter of 2023 was 23.3% compared to 24.7% for the second quarter of 2022. This decrease from the prior year is primarily due to higher profits in lower tax jurisdictions, a one time benefit recorded in second quarter 2023 related to prior year foreign tax returns, partially offset by an increase in nondeductible compensation.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $67.1 million for the second quarter of 2023, or $1.70 per diluted share compared to net income of $47.7 million, or $1.21 per diluted share, for the same period last year.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
Net Sales. Net sales for the six months ended June 30, 2023, were $845.6 million, an increase of $142.6 million, or 20.3%, compared to $703.0 million in the same period last year, driven by volume growth and price realization. We saw healthy growth across most of our core products and both reporting segments. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Six Months Ended June 30,		Dollar Increase	Percent Increase
(In millions)	2023	2022
Consolidated	$845.6	$703.0	$142.6	20.3%
Americas	588.6	478.0	110.6	23.1%
International	256.9	225.0	31.9	14.2%

Net Sales	Six Months Ended June 30, 2023 versus June 30, 2022
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	23.1%	14.2%	20.3%
Currency translation effects	(0.5)%	2.9%	0.6%
Constant currency sales change	22.6%	17.1%	20.9%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $588.6 million in the six months ended June 30, 2023, an increase of $110.6 million, or 23.1%, compared to $478.0 million in the same period last year. Constant currency sales in the Americas segment increased 22.6% compared to the prior year period. This growth was driven by increases in all products associated with healthy demand and improved output as well as backlog conversion as a result of continued progress with the supply chain.
Net sales for the International segment were $256.9 million in the six months ended June 30, 2023, an increase of $31.9 million, or 14.2%, compared to $225.0 million in the same period last year. Constant currency sales in the International segment increased 17.1% during the period. This growth was driven by strength across most core products, partially offset by a decrease in firefighter helmets and protective apparel.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the six months ended June 30, 2023, was $395.2 million, an increase of $88.0 million or 28.7%, compared to $307.2 million during the same period last year. The ratio of gross profit to net sales was 46.7% during the six months ended June 30, 2023 compared to 43.7% during the same period last year. Volume leverage, price/cost management, favorable product mix and productivity efforts contributed to the gross profit improvement.
Selling, general and administrative expenses. SG&A expenses were $187.4 million during the six months ended June 30, 2023, an increase of $22.8 million or 13.9%, compared to $164.6 million during the same period last year. Overall, SG&A expenses were 22.2% of net sales during the six months ended June 30, 2023, compared to 23.4% of net sales during the same period in 2022.  Constant currency SG&A increased $23.7 million or 14.6%, demonstrating strong leverage on revenue growth. The increase in SG&A was driven by the higher level of sales, increased variable compensation and inflation.

Please refer to the selling, general, and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Six Months Ended June 30, 2023 versus June 30, 2022
(Percent Change)	Consolidated
GAAP reported change	13.9%
Currency translation effects	0.7%
Constant currency change	14.6%
Research and development expense. Research and development expense was $31.2 million during the six months ended June 30, 2023, an increase of $2.6 million, compared to $28.6 million during the same period last year. Research and development expense was 3.7% of net sales in the first six months ended June 30, 2023 and 4.1% in the same period of 2022.
During the six months ended June 30, 2023 and 2022, we capitalized $6.1 million and $4.3 million of software development costs, respectively. Depreciation expense for capitalized software development cost of $4.8 million and $3.5 million during the six months ended June 30, 2023 and 2022, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $37.3 million and $32.9 million during the six months ended June 30, 2023, and 2022, respectively.
Restructuring charges. Restructuring charges of $5.1 million during the six months ended June 30, 2023 related to our ongoing initiatives to adjust our cost structure and improve productivity. Restructuring charges of $2.2 million during six months ended June 30, 2022 related to our ongoing initiatives to drive profitable growth and rightsize our operations. We remain focused on executing programs to optimize our cost structure.

Currency exchange. Currency exchange losses were $7.3 million during the six months ended June 30, 2023, compared to $1.8 million in the same period of 2022. Currency exchange activity for both periods related primarily due to foreign currency exposure on unsettled inter-company balances. During 2022, we also recognized non-cash cumulative translation losses as a result of our plan to close a foreign subsidiary.
Refer to Note 15—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the six months ended June 30, 2023 was minimal due to our divestiture of MSA LLC. This compared to $5.7 million in the same period of 2022 which related primarily to defense costs incurred for cumulative trauma product liability claims.
Loss on divestiture of MSA LLC. The $129.2 million pre-tax loss on divestiture of MSA LLC for the six months ended June 30, 2023 relates to the derecognition of all legacy cumulative trauma product liability reserves and related insurance assets of the divested subsidiary during the first quarter of 2023. The loss also includes a $341.2 million contribution of cash and cash equivalents, as well as transaction related costs of $5.6 million. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
GAAP operating income. Consolidated operating income for the six months ended June 30, 2023, was $34.9 million compared to $104.2 million in the same period last year. The decrease in operating results was primarily driven by the loss on divestiture of MSA LLC, partially offset by higher sales and gross margin.
Adjusted operating income. Americas adjusted operating income for the six months ended June 30, 2023 was $166.5 million, an increase of $56.9 million, or 52.0%, compared to $109.6 million in the prior year. The increase in adjusted operating income is primarily attributable to higher sales and gross margin, partially offset by higher SG&A expenses to support business growth.
International adjusted operating income for the six months ended June 30, 2023, was $37.5 million, an increase of $11.3 million, or 43.2%, compared to $26.2 million in the prior year. The increase in adjusted operating income is primarily attributable to higher sales and gross margin.

Corporate segment adjusted operating loss for the six months ended June 30, 2023, was $22.9 million, an increase of $6.6 million compared to an adjusted operating loss of $16.3 million in the same period of 2022 driven by higher performance based compensation expense related to sales growth and improved results from prior year.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Six Months Ended June 30, 2023
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$588,645	$256,916	$—	$845,561
GAAP operating income				34,947
Restructuring charges (Note 3)				5,097
Currency exchange losses, net				7,285
Loss on divestiture of MSA LLC (Note 17)				129,211
Product liability expense (Note 17)				3
Amortization of acquisition-related intangible assets				4,620
Transaction costs(a)
Adjusted operating income (loss)	166,510	37,522	(22,869)	181,163
Adjusted operating margin %	28.3%	14.6%
Depreciation and amortization(a)				24,841
Adjusted EBITDA	184,471	44,007	(22,474)	206,004
Adjusted EBITDA margin %	31.3%	17.1%

Adjusted operating income (loss)	Six Months Ended June 30, 2022
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$478,034	$224,971	$—	$703,005
GAAP operating income				104,204
Restructuring charges (Note 3)				2,247
Currency exchange losses, net				1,809
Product liability expense (Note 17)				5,698
Amortization of acquisition-related intangible assets				4,667
Transaction costs(a)				832
Adjusted operating income (loss)	109,577	26,196	(16,316)	119,457
Adjusted operating margin %	22.9%	11.6%
Depreciation and amortization(a)				23,420
Adjusted EBITDA	126,256	32,698	(16,077)	142,877
Adjusted EBITDA margin %	26.4%	14.5%
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

Total other (expense) income, net. Total other expense, net, for the six months ended June 30, 2023 was $15.2 million, compared to total other income, net, of $4.6 million for the same period in 2022 driven primarily by higher interest expense related to higher interest rates, increased debt balances and decreased pension income driven by a lower expected rate of return.
Income taxes. The reported effective tax rate for the six months ended June 30, 2023 was 520.8% compared to 23.5% for the same period in 2022. This significant variance from the prior year is primarily due to the divestiture of MSA LLC and the non-deductible loss recorded on the derecognition of the product liability reserves and related assets. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on this transaction.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net (loss) income attributable to MSA Safety Incorporated. Net loss was $83.1 million for the six months ended June 30, 2023, or $(2.12) per diluted share compared to net income of $83.2 million, or $2.11 per diluted share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, declared dividend payments and acquisitions. At June 30, 2023, approximately 38% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility and a term loan, both due in 2026. At June 30, 2023, approximately 88% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At June 30, 2023, the Company had cash and cash equivalents totaling $146.9 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy that prioritizes growth investments, funding our dividends and servicing debt obligations. Cash, cash equivalents and restricted cash decreased $15.6 million during the six months ended June 30, 2023, primarily as a result of the MSA LLC divestiture as discussed below, compared to decreasing $5.9 million during the same period in 2022. We believe MSA's healthy balance sheet and access to significant capital at June 30, 2023, positions us well to navigate through challenging business conditions and supply chain constraints or other unexpected events.
Operating activities. Operating activities used cash of $190.8 million during the six months ended June 30, 2023, compared to providing $40.0 million during the same period in 2022. The decreased operating cash flow as compared to the same period in 2022 was primarily related to the contribution of $341.2 million in the divestiture of MSA LLC. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information. This decrease was partially offset by working capital improvements, notably for inventories, and improved operating results.
Investing activities. Investing activities used cash of $15.6 million during the six months ended June 30, 2023, compared to using $5.6 million during the same period in 2022. The increase in cash used in investing activities as compared to the same period in 2022 was primarily related to the absence of short-term investment activity. Our investments in available-for-sale marketable securities, primarily fixed income, were transferred to Sag Main Holdings, LLC, as part of our MSA LLC divestiture as described in Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q. We remain committed to evaluating additional acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities provided cash of $196.6 million during the six months ended June 30, 2023, compared to using cash of $29.8 million during the same period in 2022. During the six months ended June 30, 2023, we had net proceeds from long-term debt of $236.9 million to fund the MSA LLC divestiture as compared to net proceeds from long-term debt of $37.0 million during the same period in 2022. Since the MSA LLC divestiture in January 2023, we have paid down $73 million of our outstanding borrowings. We paid cash dividends of $36.5 million during the six months ended June 30, 2023, compared to $35.4 million in the same period in 2022. We used cash of $3.9 million during the six months ended June 30, 2023 to repurchase shares related to our employee stock compensation transactions. We used cash of $32.2 million during the six months ended June 30, 2022, including $28.2 million related to our share repurchase program with the remainder related to employee stock compensation transactions.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro and British pound, at June 30, 2023, resulted in a translation gain of $16.2 million being recorded to the cumulative translation adjustments shareholders' equity account during the six months ended June 30, 2023, compared to a $25.7 million translation loss being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2022.
COMMITMENTS AND CONTINGENCIES
We made contributions of $4.1 million to our pension plans during the six months ended June 30, 2023. We expect to make total contributions of approximately $8.2 million to our pension plans in 2023 primarily associated with statutorily required plans in the International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2023, totaling $9.8 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2023, the Company has $2.0 million of restricted cash in support of these arrangements.

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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $18.2 million or 4.1% and $2.2 million or 3.3%, respectively, for the three months ended June 30, 2023.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2023, we had open foreign currency forward contracts with a U.S. dollar notional value of $106.6 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $10.7 million increase or decrease in the fair value of these contracts at June 30, 2023.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At June 30, 2023, we had $311.9 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $10.9 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At June 30, 2023, we had $504.9 million of variable rate borrowings. A 100 basis point increase or decrease in interest rates would have a $4.7 million impact on future annual earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 2023	407	$137.83	—	210,247
May 2023	944	135.62	—	198,310
June 2023	—	—	—	156,815
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were no shares repurchased during the quarter ended June 30, 2023, under this program. We do not have any other share repurchase programs.
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

MSA SAFETY INCORPORATED

August 1, 2023	/s/ Lee B. McChesney
Lee B. McChesney
Senior Vice President and Chief Financial Officer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)