Form 10-Q
period 2023-09-30
MSA Safety Inc
filed 2023-10-25
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2023
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
As of October 20, 2023, 39,311,193 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share values)	2023	2022	2023	2022
Net sales	$446,728	$381,694	$1,292,290	$1,084,699
Cost of products sold	227,967	212,299	678,335	608,120
Gross profit	218,761	169,395	613,955	476,579

Selling, general and administrative	102,175	82,753	289,602	247,378
Research and development	17,682	14,416	48,906	43,017
Restructuring charges (Note 3)	3,285	899	8,382	3,146
Currency exchange losses, net	1,496	2,979	8,781	4,788
Loss on divestiture of MSA LLC (Note 17)	—	—	129,211	—
Product liability expense (Note 17)	—	4,035	3	9,733
Operating income	94,123	64,313	129,070	168,517

Interest expense	12,498	5,962	37,149	14,158
Other income, net	(6,037)	(2,359)	(15,487)	(15,121)
Total other expense (income), net	6,461	3,603	21,662	(963)

Income before income taxes	87,662	60,710	107,408	169,480
Provision for income taxes (Note 10)	22,406	15,804	125,235	41,339
Net income (loss)	$65,256	$44,906	$(17,827)	$128,141

Earnings (loss) per share attributable to common shareholders (Note 9):
Basic	$1.66	$1.15	$(0.46)	$3.26
Diluted	$1.65	$1.14	$(0.46)	$3.25
Dividends per common share	$0.47	$0.46	$1.40	$1.36

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income (loss)	$65,256	$44,906	$(17,827)	$128,141
Other comprehensive gains (losses), net of tax:
Foreign currency translation adjustments (Note 6)	(18,771)	(32,361)	(2,538)	(58,075)
Pension and post-retirement plan actuarial gains, net of tax (Note 6)	188	2,299	742	6,893
Unrealized gain (loss) on available-for-sale securities (Note 6)	—	13	2	(5)
Reclassifications of currency translation from accumulated other comprehensive loss into net income (Note 6)	101	2,912	101	2,912
Total other comprehensive loss, net of tax	(18,482)	(27,137)	(1,693)	(48,275)
Comprehensive income (loss)	$46,774	$17,769	$(19,520)	$79,866

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$164,499	$162,902
Trade receivables, less allowance for credit loss of $7,262 and $6,769	294,907	297,028
Inventories (Note 4)	324,077	338,316
Investments, short-term (Note 16)	—	9,905
Prepaid income taxes	29,379	21,700
Notes receivable, insurance companies (Note 17)	—	5,931
Prepaid expenses and other current assets	38,957	44,344
Total current assets	851,819	880,126

Property, plant and equipment, net (Note 5)	205,650	207,552
Operating lease right-of-use assets, net	49,125	44,142
Prepaid pension cost (Note 14)	151,400	141,643
Deferred tax assets (Note 10)	25,966	25,490
Goodwill (Note 13)	620,343	620,622
Intangible assets, net (Note 13)	268,321	281,853
Notes receivable, insurance companies (Note 17)	—	38,695
Insurance receivables (Note 17) and other noncurrent assets	21,711	136,853
Total assets	$2,194,335	$2,376,976

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$26,198	$7,387
Accounts payable	108,554	112,532
Employees’ compensation	58,821	45,077
Insurance and product liability (Note 17)	9,551	73,898
Income taxes payable (Note 10)	28,205	6,149
Accrued restructuring (Note 3) and other current liabilities	94,072	100,822
Total current liabilities	325,401	345,865

Long-term debt, net (Note 12)	715,814	565,445
Pensions and other employee benefits (Note 14)	137,563	137,810
Noncurrent operating lease liabilities	40,913	35,345
Deferred tax liabilities (Note 10)	102,155	31,881
Product liability (Note 17) and other noncurrent liabilities	3,763	336,889
Total liabilities	$1,325,609	$1,453,235

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	303,417	281,980
Treasury shares, at cost (Note 7)	(363,371)	(361,438)
Accumulated other comprehensive loss (Note 6)	(160,410)	(158,717)
Retained earnings	1,085,521	1,158,347
Total shareholders’ equity	868,726	923,741
Total liabilities and shareholders’ equity	$2,194,335	$2,376,976

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2023	2022
Operating Activities
Net (loss) income	$(17,827)	$128,141
Depreciation and amortization	44,965	41,883
Tax-effected loss on divestiture of MSA LLC (Note 17)	199,578	—
Stock-based compensation (Note 11)	21,506	11,325
Pension income (Note 14)	(6,060)	(7,956)
Deferred income tax benefit (Note 10)	(531)	(2,451)
(Gain) loss on asset dispositions, net	(671)	4,776
Pension contributions (Note 14)	(4,274)	(5,743)
Currency exchange losses, net	8,781	4,788
Product liability expense (Note 17)	3	9,733
Collections on insurance receivables and notes receivable, insurance companies (Note 17)	—	9,510
Product liability payments (Note 17)	(5,250)	(9,076)
Contribution on divestiture of MSA LLC (Note 17)	(341,186)	—
Changes in:
Trade receivables	(7,449)	1,958
Inventories (Note 4)	15,386	(86,599)
Accounts payable	(4,225)	2,629
Other current assets and liabilities	26,518	270
Other noncurrent assets and liabilities	4,679	715
Cash Flow (Used in) From Operating Activities	(66,057)	103,903
Investing Activities
Capital expenditures	(30,979)	(28,753)
Proceeds from maturities of short-term investments (Note 16)	—	94,000
Purchase of short-term investments (Note 16)	—	(69,680)
Property disposals and other investing	2,690	38
Cash Flow Used in Investing Activities	(28,289)	(4,395)
Financing Activities
Proceeds from long-term debt (Note 12)	1,507,000	798,000
Payments on long-term debt (Note 12)	(1,338,352)	(771,000)
Debt issuance costs	(1,138)	—
Cash dividends paid	(54,999)	(53,447)
Company stock purchases (Note 7)	(3,941)	(34,365)
Exercise of stock options (Note 7)	1,440	4,163
Employee stock purchase plan (Note 7)	497	486
Cash Flow From (Used in) Financing Activities	110,507	(56,163)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,152)	(23,498)
Increase in cash, cash equivalents and restricted cash	2,009	19,847
Beginning cash, cash equivalents and restricted cash	164,428	141,438
Ending cash, cash equivalents and restricted cash	$166,437	$161,285

Supplemental cash flow information:
Cash and cash equivalents	$164,499	$159,613
Restricted cash included in prepaid expenses and other current assets	1,938	1,672
Total cash, cash equivalents and restricted cash	$166,437	$161,285

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands, except per share values)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances June 30, 2022	$1,098,048	$(170,278)
Net income	44,906	—
Foreign currency translation adjustments	—	(32,361)
Pension and post-retirement plan adjustments, net of tax benefit of $981	—	2,299
Unrealized net losses on available-for-sale securities (Note 16)	—	13
Reclassification from accumulated other comprehensive loss into net income	—	2,912
Common dividends ($0.46 per share)	(18,036)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances September 30, 2022	$1,124,908	$(197,415)

Balances June 30, 2023	$1,038,750	$(141,928)
Net income	65,256	—
Foreign currency translation adjustments	—	(18,771)
Pension and post-retirement plan adjustments, net of tax expense of $27	—	188
Reclassification from accumulated other comprehensive loss into net income (Note 6)	—	101
Common dividends ($0.47 per share)	(18,475)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances September 30, 2023	$1,085,521	$(160,410)

Balances December 31, 2021	$1,050,214	$(149,140)
Net income	128,141	—
Foreign currency translation adjustments	—	(58,075)
Pension and post-retirement plan adjustments, net of tax benefit of $2,947	—	6,893
Unrecognized net losses on available-for-sale securities (Note 16)	—	(5)
Reclassification from accumulated other comprehensive loss into net income (Note 6)	—	2,912
Common dividends ($1.36 per share)	(53,417)	—
Preferred dividends ($1.6875 per share)	(30)	—
Balances September 30, 2022	$1,124,908	$(197,415)

Balances December 31, 2022	$1,158,347	$(158,717)
Net loss	(17,827)	—
Foreign currency translation adjustments	—	(2,538)
Pension and post-retirement plan adjustments, net of tax expense of $259	—	742
Unrecognized net gains on available-for-sale securities (Note 16)	—	2
Reclassification from accumulated other comprehensive loss into net income (Note 6)	—	101
Common dividends ($1.40 per share)	(54,969)	—
Preferred dividends ($1.6875 per share)	(30)	—
Balances September 30, 2023	$1,085,521	$(160,410)
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
The Company's net cash pool position consisted of the following:

(In thousands)	September 30, 2023
Gross cash pool position	$103,618
Less: cash pool borrowings	95,416
Net cash pool position	$8,202
Note 3—Restructuring Charges
During the three and nine months ended September 30, 2023, we recorded restructuring charges of $3.3 million and $8.4 million, respectively. Americas segment restructuring charges of $2.7 million during the nine months ended September 30, 2023, were related to manufacturing footprint optimization activities. International segment restructuring charges of $3.6 million during the nine months ended September 30, 2023, were related to ongoing initiatives to drive profitable growth and improve productivity. Corporate segment restructuring charges of $2.1 million during the nine months ended September 30, 2023, were related to footprint optimization activities and management restructuring.
During the three and nine months ended September 30, 2022, we recorded restructuring charges of $0.9 million and $3.1 million, respectively. International segment restructuring charges of $2.2 million during the nine months ended September 30, 2022, were primarily related to the implementation of our European Shared Service Center in Warsaw, Poland. Americas segment restructuring charges of $1.0 million during the nine months ended September 30, 2022, were primarily related to various optimization activities.

Restructuring reserves are included in Accrued restructuring and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2021	$3.3	$17.4	$0.3	$21.0
Restructuring charges	2.3	5.1	0.6	8.0
Currency translation	0.1	(1.3)	—	(1.2)
Cash payments / utilization	(4.0)	(8.4)	(0.4)	(12.8)
Reserve balances at December 31, 2022	$1.7	$12.8	$0.5	$15.0
Restructuring charges	2.7	3.6	2.1	8.4
Currency translation	(0.2)	(0.2)	—	(0.4)
Cash payments	(3.2)	(6.5)	(2.3)	(12.0)
Reserve balances at September 30, 2023	$1.0	$9.7	$0.3	$11.0
Note 4—Inventories
The following table sets forth the components of inventory:

(In thousands)	September 30, 2023	December 31, 2022
Finished products	$99,588	$97,142
Work in process	22,904	16,360
Raw materials and supplies	201,585	224,814
Total inventories	$324,077	$338,316
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	September 30, 2023	December 31, 2022
Land	$4,253	$4,884
Buildings	135,544	138,618
Machinery and equipment	481,614	466,394
Construction in progress	26,202	22,097
Total	647,613	631,993
Less: accumulated depreciation	(441,963)	(424,441)
Property, plant and equipment, net	$205,650	$207,552

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(49,781)	$(52,702)	$(50,335)	$(57,296)
Amounts reclassified from accumulated other comprehensive loss into net income (loss):
Amortization of prior service credit (Note 14)	(24)	(48)	(72)	(144)
Recognized net actuarial losses (Note 14)	185	3,328	555	9,984
Tax expense (benefit)	27	(981)	259	(2,947)
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income (loss)	188	2,299	742	6,893
Balance at end of period	$(49,593)	$(50,403)	$(49,593)	$(50,403)
Available-for-sale securities
Balance at beginning of period	$—	$(23)	$(2)	$(5)
Unrealized net gains (losses) on available-for-sale securities (Note 16)	—	13	2	(5)
Balance at end of period	$—	$(10)	$—	$(10)
Foreign currency translation
Balance at beginning of period	$(92,147)	$(117,553)	$(108,380)	$(91,839)
Reclassification from accumulated other comprehensive loss into net income (loss)(b)	101	2,912	101	2,912
Foreign currency translation adjustments	(18,771)	(32,361)	(2,538)	(58,075)
Balance at end of period	$(110,817)	$(147,002)	$(110,817)	$(147,002)
(a) Reclassifications out of accumulated other comprehensive loss and into net income (loss) are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 14—Pensions and Other Post-retirement Benefits).
(b) Reclassifications out of accumulated other comprehensive loss and into net income (loss) relate primarily to the approval of our plan to close a foreign subsidiary.

Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both September 30, 2023 and December 31, 2022. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the nine months ended September 30, 2023 or 2022. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of September 30, 2023.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of September 30, 2023 and December 31, 2022. No new shares were issued during the nine months ended September 30, 2023 or 2022. There were 39,310,511 and 39,213,064 shares outstanding at September 30, 2023 and December 31, 2022, respectively.
Treasury Shares - The Company's stock repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The stock repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the nine months ended September 30, 2023, no shares were repurchased under this program. During the nine months ended September 30, 2022, 251,408 shares were repurchased under this program. There were 22,770,880 and 22,868,327 treasury shares at September 30, 2023 and December 31, 2022, respectively.

The Company issues treasury shares for all stock-based benefit plans. Shares are issued from treasury at the average treasury share cost on the date of the transaction. There were 125,967 and 203,619 Treasury shares issued for these purposes during the nine months ended September 30, 2023 and 2022, respectively.
Common stock activity is summarized as follows:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$294,364	$(362,025)	$267,645	$(359,314)
Stock compensation expense	8,477	—	2,967	—
Restricted and performance stock awards	(15)	15	(103)	103
Stock options exercised	591	307	2,501	1,364
Treasury shares purchased for stock compensation programs	—	(70)	—	(59)
Share repurchase program	—	—	—	(2,150)
Balance at end of period	$303,417	$(361,773)	$273,010	$(360,056)
(a)Excludes treasury cost related to preferred stock.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$281,980	$(359,838)	$260,121	$(328,776)
Stock compensation expense	21,506	—	11,325	—
Restricted and performance stock awards	(1,449)	1,449	(1,564)	1,564
Stock options exercised	948	492	2,704	1,459
Treasury shares purchased for stock compensation programs	—	(3,941)	—	(3,990)
Employee stock purchase program	432	65	424	62
Share repurchase program	—	—	—	(30,375)
Balance at end of period	$303,417	$(361,773)	$273,010	$(360,056)
(a)Excludes treasury cost related to preferred stock.
Note 8—Segment Information
The Company is organized into four geographical operating segments that are based on management responsibilities: Northern North America; Latin America; Europe, Middle East & Africa; and Asia Pacific. The operating segments have been aggregated (based on economic similarities, the nature of their products, end-user markets and methods of distribution) into three reportable segments: Americas, International, and Corporate.
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
Adjusted operating income (loss), adjusted operating margin, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA margin are the measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is defined as operating income (loss) excluding restructuring charges, currency exchange (gains) losses, product liability expense, loss on divestiture of Mine Safety Appliances Company, LLC ("MSA LLC"), transaction costs and acquisition-related amortization. Adjusted operating margin is defined as adjusted operating income (loss) divided by segment net sales to external customers. Adjusted EBITDA is defined as adjusted operating income (loss) plus depreciation and amortization. Adjusted EBITDA margin is defined as adjusted EBITDA divided by segment net sales to external customers.

The accounting principles applied at the operating segment level in determining operating income (loss) are generally the same as those applied at the unaudited condensed consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.
Reportable segment information is presented in the following table:

(In thousands, except percentages)	Americas	International	Corporate	Consolidated Totals
Three Months Ended September 30, 2023
Net sales to external customers	$314,273	$132,455	$—	$446,728
Operating income				94,123
Restructuring charges (Note 3)				3,285
Currency exchange losses, net				1,496
Amortization of acquisition-related intangible assets				2,315
Transaction costs(a)				78
Adjusted operating income (loss)	93,918	22,577	(15,198)	101,297
Adjusted operating margin %	29.9%	17.0%
Depreciation and amortization				13,189
Adjusted EBITDA	103,157	26,289	(14,960)	114,486
Adjusted EBITDA margin %	32.8%	19.8%
Three Months Ended September 30, 2022
Net sales to external customers	$276,082	$105,612	$—	$381,694
Operating income				64,313
Restructuring charges (Note 3)				899
Currency exchange losses, net				2,979
Product liability expense (Note 17)				4,035
Amortization of acquisition-related intangible assets				2,279
Transaction costs(a)				620
Adjusted operating income (loss)	75,088	8,448	(8,411)	75,125
Adjusted operating margin %	27.2%	8.0%
Depreciation and amortization				11,518
Adjusted EBITDA	83,945	10,980	(8,282)	86,643
Adjusted EBITDA margin %	30.4%	10.4%
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

(In thousands, except percentages)	Americas	International	Corporate	Consolidated Totals
Nine Months Ended September 30, 2023
Net sales to external customers	$902,918	$389,372	$—	$1,292,290
Operating income				129,070
Restructuring charges (Note 3)				8,382
Currency exchange losses, net				8,781
Loss on divestiture of MSA LLC (Note 17)				129,211
Product liability expense (Note 17)				3
Amortization of acquisition-related intangible assets				6,936
Transaction costs(a)				78
Adjusted operating income (loss)	260,428	60,099	(38,066)	282,461
Adjusted operating margin %	28.8%	15.4%
Depreciation and amortization				38,029
Adjusted EBITDA	287,628	70,296	(37,434)	320,490
Adjusted EBITDA margin %	31.9%	18.1%
Nine Months Ended September 30, 2022
Net sales to external customers	$754,116	$330,583	$—	$1,084,699
Operating income				168,517
Restructuring charges (Note 3)				3,146
Currency exchange losses, net				4,788
Product liability expense (Note 17)				9,733
Amortization of acquisition-related intangible assets				6,922
Transaction costs(a)				1,476
Adjusted operating income (loss)	184,664	34,674	(24,756)	194,582
Adjusted operating margin %	24.5%	10.5%
Depreciation and amortization				34,961
Adjusted EBITDA	210,201	43,708	(24,366)	229,543
Adjusted EBITDA margin %	27.9%	13.2%
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

Total sales by product group was as follows:

Three Months Ended September 30, 2023	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed Gas & Flame Detection	$112,012	25%	$73,074	23%	$38,938	29%
Breathing Apparatus	111,024	25%	79,908	25%	31,116	24%
Firefighter Helmets & Protective Apparel	64,707	15%	51,608	16%	13,099	10%
Portable Gas Detection	43,682	10%	31,933	10%	11,749	9%
Industrial Head Protection	45,780	10%	36,402	12%	9,378	7%
Fall Protection	31,980	7%	20,235	7%	11,745	9%
Other	37,543	8%	21,113	7%	16,430	12%
Total	$446,728	100%	$314,273	100%	$132,455	100%

Three Months Ended September 30, 2022	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed Gas & Flame Detection	$87,746	23%	$62,134	23%	$25,612	24%
Breathing Apparatus	91,977	24%	70,482	26%	21,495	20%
Firefighter Helmets & Protective Apparel	54,738	14%	41,958	15%	12,780	12%
Portable Gas Detection	39,481	10%	28,358	10%	11,123	11%
Industrial Head Protection	43,608	11%	34,620	13%	8,988	9%
Fall Protection	27,839	7%	17,658	6%	10,181	10%
Other	36,305	11%	20,872	7%	15,433	14%
Total	$381,694	100%	$276,082	100%	$105,612	100%

Nine Months Ended September 30, 2023	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed Gas & Flame Detection	$311,502	24%	$200,604	22%	$110,898	28%
Breathing Apparatus	288,976	22%	201,945	22%	87,031	22%
Firefighter Helmets & Protective Apparel	192,634	15%	152,784	17%	39,850	10%
Portable Gas Detection	149,036	12%	108,088	12%	40,948	11%
Industrial Head Protection	135,851	11%	106,120	12%	29,731	8%
Fall Protection	97,019	7%	63,168	7%	33,851	9%
Other	117,272	9%	70,209	8%	47,063	12%
Total	$1,292,290	100%	$902,918	100%	$389,372	100%

Nine Months Ended September 30, 2022	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed Gas & Flame Detection	$251,321	23%	$167,269	22%	$84,052	25%
Breathing Apparatus	254,878	23%	185,490	25%	69,388	21%
Firefighter Helmets & Protective Apparel	151,097	14%	110,471	15%	40,626	12%
Portable Gas Detection	121,116	11%	85,815	11%	35,301	11%
Industrial Head Protection	123,489	11%	96,808	13%	26,681	8%
Fall Protection	79,114	7%	50,940	7%	28,174	9%
Other	103,684	11%	57,323	7%	46,361	14%
Total	$1,084,699	100%	$754,116	100%	$330,583	100%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share values)	2023	2022	2023	2022
Net income (loss)	$65,256	$44,906	$(17,827)	$128,141
Preferred stock dividends	(10)	(10)	(30)	(30)
Net income (loss) attributable to common equity	65,246	44,896	(17,857)	128,111
Dividends and undistributed earnings allocated to participating securities	(8)	(8)	(16)	(21)
Net income (loss) attributable to common shareholders	65,238	44,888	(17,873)	128,090

Basic weighted-average shares outstanding	39,303	39,172	39,267	39,243
Stock-based compensation awards (a)	147	127	—	171
Diluted weighted-average shares outstanding	39,450	39,299	39,267	39,414
Antidilutive shares	—	—	154	—

Earnings (loss) per share:
Basic	$1.66	$1.15	$(0.46)	$3.26
Diluted	$1.65	$1.14	$(0.46)	$3.25
(a) During periods in which the Company incurs a net loss, stock-based compensation awards are excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. As such, during periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equivalent to basic weighted-average shares outstanding.

Note 10—Income Taxes
The Company's effective tax rate for the three months ended September 30, 2023, was 25.6%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to higher earnings in higher tax jurisdictions and nondeductible compensation. The Company's effective tax rate for the three months ended September 30, 2022, was 26.0%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible foreign exchange on entity closures.
The Company's effective tax rate for the nine months ended September 30, 2023, was 116.6%, which differs from the "U.S." federal statutory rate of 21% primarily due to the divestiture of MSA LLC and the non-deductible loss recorded on the derecognition of the product liability reserves and related assets. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on this transaction. The Company's effective tax rate for the nine months ended September 30, 2022, was 24.4%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible foreign exchange on entity closures.
At September 30, 2023, the Company had a gross liability for unrecognized tax benefits of $3.4 million. The Company has recognized tax benefits associated with these liabilities of $1.7 million at September 30, 2023. The gross liability includes amounts associated with foreign tax exposure in prior periods.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $0.3 million at September 30, 2023.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Note 11—Stock Plans
The 2016 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2026 including stock options, restricted stock awards, restricted stock units and performance stock units. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options, restricted stock awards and restricted stock units to non-employee directors through May 2027.
Stock compensation expense, included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Stock compensation expense	$8,477	$2,967	$21,506	$11,325
Income tax benefit	2,077	727	5,269	2,775
Stock compensation expense, net of tax	$6,400	$2,240	$16,237	$8,550
We have not capitalized any stock-based compensation expense.
A summary of stock option activity for the nine months ended September 30, 2023, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2023	58,156	$46.48
Exercised	(30,735)	46.86
Forfeited	(226)	49.44
Outstanding and exercisable at September 30, 2023	27,195	$46.02

Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the nine months ended September 30, 2023, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	145,886	$137.36
Granted	74,004	140.37
Vested	(39,895)	124.51
Forfeited	(8,463)	141.17
Unvested at September 30, 2023	171,532	$141.66
Performance stock units that have a market condition modifier are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units granted in the first quarter of 2023 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period plus an additional modifier based on total shareholder return ("TSR") over the performance period. The following weighted average assumptions were used in estimating the fair value of the performance stock units granted in the first quarter of 2023.

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
A summary of performance stock unit activity for the nine months ended September 30, 2023, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	178,760	$146.28
Granted	77,654	132.39
Performance adjustments(a)	(3,009)	127.40
Vested	(53,407)	127.36
Forfeited	(10,146)	147.83
Unvested at September 30, 2023	189,852	$146.14
(a)Performance adjustments relate primarily to the final number of shares issued for the 2020 performance unit awards which vested in the first quarter of 2023 at 94.9% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's TSR during the three-year performance period.

Note 12—Long-Term Debt

(In thousands)	September 30, 2023	December 31, 2022
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$59,489	$66,379
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,723	99,711
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,723	99,711
2023 Term Loan credit agreement maturing in 2026, net of debt issuance costs	236,788	—
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,936	—
Senior revolving credit facility maturing in 2026, net of debt issuance costs	196,353	307,031
Total	742,012	572,832
Amounts due within one year	26,198	7,387
Long-term debt, net of debt issuance costs	$715,814	$565,445
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026 and increased the capacity to $900.0 million. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on the London Interbank Offered Rate (“LIBOR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Prime Rate, (iii) the Federal Funds Open Rate plus one half of one percent (0.5%), (iv) the Overnight Bank Funding Rate, plus one half of one percent (0.5%), or (v) the Daily LIBOR Rate plus one percent (1.00%). The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or LIBOR). The Company has a weighted average revolver interest rate of 6.72% as of September 30, 2023. At September 30, 2023, $700.8 million of the existing $900.0 million Revolving Credit Facility was unused, including letters of credit issued under the Facility. The Facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2021, the Company entered into a Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of September 30, 2023, the Company has outstanding £48.8 million (approximately $59.6 million at September 30, 2023) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $7.4 million at September 30, 2023) due January 22, 2024, with annual maturities of £6.1 million through January 2031.
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
The Revolving Credit Facility, Prudential Note Agreement and NYL Note Facility require the Company to comply with specified financial covenants, including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.50 to 1.00; except during an acquisition period, defined as four consecutive fiscal quarters beginning with the quarter of acquisition, in which case the consolidated net leverage ratio shall not exceed 4.00 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the agreements contain negative covenants limiting the ability of the Company and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of the Company's or its subsidiaries' business, subject to certain exceptions and limitations, including carve-outs and baskets. All credit facilities exclude MSA LLC prior to the divestiture of this subsidiary on January 5, 2023, as discussed further in Note 17.

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
On January 5, 2023, the Company entered into a new $250 million term loan facility to fund the divestiture of MSA LLC, a wholly owned subsidiary. Under the agreement, the Company may elect either BASE or an interest rate based on SOFR. The Company pays a credit spread of 0 to 200 basis points based on the Company's net EBITDA leverage ratio and elected rate. The Company had a Term Loan interest rate of 6.93% as of September 30, 2023.
As of September 30, 2023, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2023, totaling $9.2 million, of which $1.5 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2023, the Company has $1.9 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets, Net
Changes in goodwill during the nine months ended September 30, 2023, were as follows:

(In thousands)	Goodwill
Balance at January 1, 2023	$620,622
Currency translation	(279)
Balance at September 30, 2023	$620,343
At September 30, 2023, goodwill of $447.6 million and $172.7 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net, during the nine months ended September 30, 2023, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2023	$281,853
Amortization expense	(13,570)
Currency translation	38
Net balance at September 30, 2023	$268,321
At September 30, 2023, intangible assets, net, includes a trade name related to Globe Manufacturing Company, LLC ("Globe") with an indefinite life totaling $60.0 million.

Note 14—Pensions and Other Post-retirement Benefits
Components of net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2023	2022	2023	2022
Three Months Ended September 30,
Service cost	$1,884	$3,099	$53	$82
Interest cost	5,918	3,613	273	148
Expected return on plan assets	(9,906)	(12,418)	—	—
Amortization of prior service cost (credit)	37	36	(61)	(84)
Recognized net actuarial losses	47	3,018	138	310
Net periodic benefit (income) cost (a)	$(2,020)	$(2,652)	$403	$456

Nine Months Ended September 30,
Service cost	$5,652	$9,297	$159	$246
Interest cost	17,754	10,839	819	444
Expected return on plan assets	(29,718)	(37,254)	—	—
Amortization of prior service cost (credit)	111	108	(183)	(252)
Recognized net actuarial losses	141	9,054	414	930
Net periodic benefit (income) cost (a)	$(6,060)	$(7,956)	$1,209	$1,368
(a) Components of net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Operations.

We made contributions of $4.3 million and $5.7 million to our pension plans during the nine months ended September 30, 2023, and 2022, respectively. We expect to make total contributions of $5.7 million to our pension plans in 2023, which are primarily associated with statutorily required plans in the International reporting segment.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain of our foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the unaudited Condensed Consolidated Statements of Operations. The notional amount of open forward contracts was $106.4 million and $103.0 million at September 30, 2023, and December 31, 2022, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$21	$724
Foreign exchange contracts: accrued restructuring and other current liabilities	1,610	85
The following table presents the unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Cash Flows location and the loss impact of derivative financial instruments:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$2,986	$13,586

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
Our investments in available-for-sale marketable securities, primarily fixed income, were transferred to Sag Main Holdings, LLC, on January 5, 2023, as part of our MSA LLC divestiture as described in Note 17—Contingencies. Prior to the divestiture, these investments were valued at fair value using quoted market prices for similar securities or pricing models. Accordingly, the fair values of the investments were classified within Level 2 of the fair value hierarchy. The amortized cost basis of our investments was $9.9 million as of December 31, 2022. The fair value was $9.9 million as of December 31, 2022, which was reported in Investments, short-term in the accompanying unaudited Condensed Consolidated Balance Sheets. Prior to the divestiture, changes in fair value were recorded in Other comprehensive income (loss), net of tax. No impairment losses relating to these securities occurred during the three months ended March 31, 2023. All investments in marketable securities had maturities of one year or less and were in an unrealized loss position as of December 31, 2022.
The reported carrying amount of our fixed rate long-term debt was $309.6 million and $266.5 million at September 30, 2023, and December 31, 2022, respectively. The fair value of this debt was $255.1 million and $218.3 million at September 30, 2023, and December 31, 2022, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 17—Contingencies
Product liability
The Company and its subsidiaries face an inherent business risk of exposure to legal claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. Management has established reserves for the single incident product liability claims of the Company's various subsidiaries, including asserted single incident product liability claims and incurred but not reported ("IBNR") single incident claims. To determine the reserves, Management makes reasonable estimates of losses for single incident claims based on the number and characteristics of asserted claims, historical experience, sales volumes, expected settlement costs, and other relevant information. The reserve for single incident product liability claims was $1.3 million at September 30, 2023 and $1.4 million at December 31, 2022. Single incident product liability benefit was $0.1 million for the nine months ended September 30, 2023, and expense was $0.1 million for the nine months ended September 30, 2022. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims.

Cumulative trauma product liability claims. Cumulative trauma product liability claims involve alleged exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. Prior to the divestiture described below, one of the Company's former subsidiaries, MSA LLC, was named as a defendant in various lawsuits related to such claims. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors.
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

Below is a summary of the impact of the divestiture of MSA LLC on our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 (no additional impact for the three months ended September 30, 2023):

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
A summary of insurance receivables balance and activity related to cumulative trauma product liability losses and divestiture of MSA LLC is as follows:

(In millions)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance beginning of period	$127.6	$130.2
Divestiture of MSA LLC	(127.6)	—
Additions	—	1.8
Collections and other adjustments	—	(4.4)
Balance end of period	$—	$127.6
Prior to the divestiture of MSA LLC, notes receivable from insurance companies at December 31, 2022 totaled $44.6 million of which $5.9 million was reported in Notes receivable, insurance companies, current in the unaudited Condensed Consolidated Balance Sheets and $38.7 million was reported in Notes receivable, insurance companies, noncurrent.

A summary of notes receivables from insurance companies balance is as follows:

(In millions)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance beginning of period	$44.6	$48.5
Divestiture of MSA LLC	(44.6)	—
Additions	—	1.2
Collections	—	(5.1)
Balance end of period	$—	$44.6
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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Operations as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of October 20, 2023, Globe was named as a defendant in 165 lawsuits comprised of approximately 8,432 claims, plus one action filed on behalf of a putative class of Florida firefighters and certain of their dependents.
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
The following table reconciles changes in the Company's accrued warranty reserve:

(In thousands)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Beginning warranty reserve	$15,230	$12,423
Warranty payments	(7,364)	(10,631)
Warranty claims	6,832	14,544
Provision for product warranties and other adjustments	(91)	(1,106)
Ending warranty reserve	$14,607	$15,230
Warranty expense was $6.7 million and $9.0 million for the nine months ended September 30, 2023, and 2022, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Operations.

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

BUSINESS OVERVIEW
MSA is a global leader in the development, manufacture and supply of safety products and solutions that protect people and facility infrastructures. Recognized for their market leading innovation, many MSA products integrate a combination of electronics, mechanical systems and advanced materials to protect users against hazardous or life-threatening situations. The Company's comprehensive product line, which is governed by rigorous safety standards across highly regulated industries, is used by workers around the world in a broad range of markets, including fire service, oil, gas and petrochemical industry, construction, industrial manufacturing applications, utilities, mining and the military. MSA's core products include breathing apparatus, fixed gas and flame detection systems ("FGFD"), portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. We are committed to providing our customers with service unmatched in the safety industry and, in the process, enhancing our ability to provide a growing line of safety solutions for customers in key global markets.
On January 5, 2023, the Company divested Mine Safety Appliances, LLC ("MSA LLC"), a wholly owned subsidiary that holds legacy product liability claims relating to coal dust, asbestos, silica, and other exposures, to Sag Main Holdings, LLC, a joint venture between R&Q Insurance Holdings Ltd. (“R&Q”) and Obra Capital, Inc. (“Obra”). In connection with the closing, MSA contributed $341.2 million in cash and cash equivalents, while R&Q and Obra contributed an additional $35.0 million. As a result of the transaction, MSA derecognized all legacy cumulative trauma product liability reserves, related insurance assets, and associated deferred tax assets of the divested subsidiary from its balance sheet in the first quarter of 2023. R&Q and Obra have assumed management of the divested subsidiary, including the management of its claims. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
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

PRINCIPAL PRODUCTS
The following is a brief description of each of our principal product categories:
MSA's corporate strategy includes a focus on driving sales of core products, where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include breathing apparatus where self-contained breathing apparatus is the principal product, FGFD systems, portable gas detection instruments, industrial head protection products, firefighter helmets and protective apparel, and fall protection devices. Core products comprised approximately 92% and 89% of sales, respectively, for the three months ended September 30, 2023 and 2022. MSA also maintains a portfolio of non-core products. Non-core products reinforce and extend the core offerings, drawing upon our customer relationships, distribution channels, geographical presence and technical experience. These products are complementary to the core offerings and sometimes reflect more episodic or contract-driven growth patterns. Non-core products include air-purifying respirators, eye and face protection, ballistic helmets and gas masks.
MSA's diversified portfolio of safety products protects workers and facility infrastructure across a broad array of end markets including fire service, the oil, gas and petrochemical industry, construction, industrial manufacturing applications, heating, ventilation, air conditioning and refrigeration, utilities, mining and the military.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in MSA's Annual Report on Form 10-K for the year ended December 31, 2022.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
Net Sales. Net sales for the three months ended September 30, 2023, were $446.7 million, an increase of $65.0 million, or 17.0%, compared to $381.7 million in the same period last year, driven by volume growth and pricing actions. We saw healthy growth across product categories and both reporting segments. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended September 30,		Dollar Increase	Percent Increase
(In millions)	2023	2022
Consolidated	$446.7	$381.7	$65.0	17.0%
Americas	314.3	276.1	38.2	13.8%
International	132.4	105.6	26.8	25.4%

Net Sales	Three Months Ended September 30, 2023 versus September 30, 2022
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	13.8%	25.4%	17.0%
Currency translation effects	(1.5)%	(4.7)%	(2.3)%
Constant currency sales change	12.3%	20.7%	14.7%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $314.3 million in the third quarter of 2023, an increase of $38.2 million, or 13.8%, compared to $276.1 million in the third quarter of 2022. Constant currency sales in the Americas segment increased 12.3%. This growth was driven by increases in all products, particularly firefighter protective apparel, FGFD, fall protection, portable instruments and breathing apparatus associated with healthy demand and backlog conversion as a result of supply chain improvements.

Net sales for the International segment were $132.4 million in the third quarter of 2023, an increase of $26.8 million, or 25.4%, compared to $105.6 million for the third quarter of 2022. Constant currency sales in the International segment increased 20.7% during the quarter. This growth was driven by increases in most products, particularly FGFD and breathing apparatus, associated with backlog conversion as a result of supply chain improvements.
Looking ahead, we continue to operate in a dynamic environment. There are a number of other evolving factors that will continue to influence our revenue and earnings outlook. These factors include, among other things, supply chain constraints, raw material availability, industrial employment rates, interest rate changes, military conflict, currency exchange volatility, the pace of economic recovery, and geopolitical risk. These or other conditions could impact our future results and growth expectations through the balance of 2023.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the third quarter of 2023 was $218.8 million, an increase of $49.4 million or 29.1%, compared to $169.4 million for the third quarter of 2022. The ratio of gross profit to net sales was 49.0% in the third quarter of 2023 compared to 44.4% in the same quarter last year. Volume leverage, price/cost management, and productivity efforts contributed to the gross profit improvement.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $102.2 million during the third quarter of 2023, an increase of $19.4 million or 23.5%, compared to $82.8 million for the same period a year ago. Overall, SG&A expenses were 22.9% of net sales during the third quarter of 2023, compared to 21.7% of net sales during the same period in 2022. Constant currency SG&A increased by approximately $17.7 million or 21.2%. The increase in SG&A was driven by the higher level of sales, increased variable compensation, targeted investments and inflation.
Please refer to the SG&A expenses table for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended September 30, 2023 versus September 30, 2022
(Percent Change)	Consolidated
GAAP reported change	23.5%
Currency translation effects	(2.3)%
Constant currency change	21.2%
Research and development expense. Research and development expense was $17.7 million during the third quarter of 2023, an increase of $3.3 million, compared to $14.4 million during the third quarter of 2022. Research and development expense was 4.0% of net sales in the third quarter of 2023 compared to 3.8% in the same period of 2022.
During the third quarter of 2023 and 2022, we capitalized $3.3 million and $2.2 million of software development costs, respectively. Depreciation expense for capitalized software development cost of $2.7 million and $2.1 million during the third quarter of 2023 and 2022, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $21.0 million and $16.6 million during the third quarter of September 30, 2023, and 2022, respectively.
Restructuring charges. Restructuring charges of $3.3 million during the third quarter of 2023 were primarily related to manufacturing footprint optimization activities and ongoing initiatives to drive profitable growth. Restructuring charges of $0.9 million during the third quarter of 2022 were related to various optimization activities including the implementation of our European Shared Service Center in Warsaw, Poland and other optimization activities. We remain focused on executing programs to further optimize our cost structure.

Currency exchange. Currency exchange losses were $1.5 million in the third quarter of 2023 compared to $3.0 million in the third quarter of 2022. Currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances. Refer to Note 15—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. There was no product liability expense for the third quarter of 2023 due to our divestiture of MSA LLC, as discussed further in Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q. This compared to $4.0 million in the third quarter of 2022 which related primarily to defense costs incurred for cumulative trauma product liability claims.
GAAP operating income. Consolidated operating income for the third quarter of 2023 was $94.1 million compared to $64.3 million in the same period last year. The increase in operating income was primarily driven by higher sales and gross margin partially offset by increased SG&A.
Adjusted operating income. Americas adjusted operating income for the third quarter of 2023 was $93.9 million, an increase of $18.8 million or 25.1% compared to $75.1 million in the prior year third quarter. The increase in adjusted operating income is attributable to higher sales and gross margin.
International adjusted operating income for the third quarter of 2023 was $22.6 million, an increase of $14.1 million, or 167.2%, compared to $8.4 million in the prior year third quarter. The increase in adjusted operating income is primarily attributable to higher sales and gross margin.
Corporate segment adjusted operating loss for the third quarter of 2023 was $15.2 million, an increase of $6.8 million in comparison to an adjusted operating loss of $8.4 million in the third quarter of 2022, driven by higher performance based compensation expense related to sales growth and improved results from prior year.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Three Months Ended September 30, 2023
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$314,273	$132,455	$—	$446,728
GAAP operating income				94,123
Restructuring charges (Note 3)				3,285
Currency exchange losses, net				1,496
Amortization of acquisition-related intangible assets				2,315
Transaction costs(a)				78
Adjusted operating income (loss)	93,918	22,577	(15,198)	101,297
Adjusted operating margin %	29.9%	17.0%
Depreciation and amortization				13,189
Adjusted EBITDA	103,157	26,289	(14,960)	114,486
Adjusted EBITDA margin %	32.8%	19.8%

Adjusted operating income (loss)	Three Months Ended September 30, 2022
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$276,082	$105,612	$—	$381,694
GAAP operating income				64,313
Restructuring charges (Note 3)				899
Currency exchange losses, net				2,979
Product liability expense (Note 17)				4,035
Amortization of acquisition-related intangible assets				2,279
Transaction costs(a)				620
Adjusted operating income (loss)	75,088	8,448	(8,411)	75,125
Adjusted operating margin %	27.2%	8.0%
Depreciation and amortization				11,518
Adjusted EBITDA	83,945	10,980	(8,282)	86,643
Adjusted EBITDA margin %	30.4%	10.4%
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

Total other expense (income), net. Total other expense, net, for the third quarter of 2023 was $6.5 million, compared to $3.6 million for the same period in 2022 driven primarily by higher interest expense related to higher interest rates, increased debt balances and decreased pension income driven by a lower expected rate of return.
Income taxes. The reported effective tax rate for the third quarter of 2023 was 25.6% compared to 26.0% for the third quarter of 2022. This decrease from the prior year is primarily due to a one time expense recorded in the third quarter of 2022 related to state income tax audits and an increase in the research and development credit, partially offset by higher profits in higher tax jurisdictions and an increase in nondeductible compensation.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $65.3 million for the third quarter of 2023, or $1.65 per diluted share compared to net income of $44.9 million, or $1.14 per diluted share, for the same period last year.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
Net Sales. Net sales for the nine months ended September 30, 2023, were $1.3 billion, an increase of $207.6 million, or 19.1%, compared to $1.1 billion in the same period last year, driven by volume growth and price realization. We saw healthy growth across most of our core products and both reporting segments. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Nine Months Ended September 30,		Dollar Increase	Percent Increase
(In millions)	2023	2022
Consolidated	$1,292.3	$1,084.7	$207.6	19.1%
Americas	902.9	754.1	148.8	19.7%
International	389.4	330.6	58.8	17.8%

Net Sales	Nine Months Ended September 30, 2023 versus September 30, 2022
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	19.7%	17.8%	19.1%
Currency translation effects	(0.9)%	0.5%	(0.5)%
Constant currency sales change	18.8%	18.3%	18.6%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales.
Net sales for the Americas segment were $902.9 million in the nine months ended September 30, 2023, an increase of $148.8 million, or 19.7%, compared to $754.1 million in the same period last year. Constant currency sales in the Americas segment increased 18.8% compared to the prior year period. This growth was driven by increases in all products, particularly firefighter protective apparel, portable instruments and FGFD associated with healthy demand and improved output as well as backlog conversion as a result of continued progress with the supply chain.
Net sales for the International segment were $389.4 million in the nine months ended September 30, 2023, an increase of $58.8 million, or 17.8%, compared to $330.6 million in the same period last year. Constant currency sales in the International segment increased 18.3% during the period. This growth was driven by strength across most core products, partially offset by a decrease in firefighter helmets and protective apparel.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the nine months ended September 30, 2023, was $614.0 million, an increase of $137.4 million or 28.8%, compared to $476.6 million during the same period last year. The ratio of gross profit to net sales was 47.5% during the nine months ended September 30, 2023 compared to 43.9% during the same period last year. Volume leverage, price/cost management, favorable product mix and productivity efforts contributed to the gross profit improvement.
Selling, general and administrative expenses. SG&A expenses were $289.6 million during the nine months ended September 30, 2023, an increase of $42.2 million or 17.1%, compared to $247.4 million during the same period last year. Overall, SG&A expenses were 22.4% of net sales during the nine months ended September 30, 2023, compared to 22.8% of net sales during the same period in 2022. Constant currency SG&A increased $41.3 million or 16.8%, demonstrating strong leverage on revenue growth. The increase in SG&A was driven by the higher level of sales, increased variable compensation and inflation.

Please refer to the selling, general, and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Nine Months Ended September 30, 2023 versus September 30, 2022
(Percent Change)	Consolidated
GAAP reported change	17.1%
Currency translation effects	(0.3)%
Constant currency change	16.8%
Research and development expense. Research and development expense was $48.9 million during the nine months ended September 30, 2023, an increase of $5.9 million, compared to $43.0 million during the same period last year. Research and development expense was 3.8% of net sales in the first nine months ended September 30, 2023 and 4.0% in the same period of 2022.
During the nine months ended September 30, 2023 and 2022, we capitalized $9.4 million and $6.5 million of software development costs, respectively. Depreciation expense for capitalized software development cost of $7.5 million and $5.7 million during the nine months ended September 30, 2023 and 2022, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $58.3 million and $49.5 million during the nine months ended September 30, 2023, and 2022, respectively.
Restructuring charges. Restructuring charges of $8.4 million during the nine months ended September 30, 2023 related to our ongoing initiatives to adjust our cost structure and improve productivity. Restructuring charges of $3.1 million during nine months ended September 30, 2022 related to our ongoing initiatives to drive profitable growth and rightsize our operations. We remain focused on executing programs to optimize our cost structure.
Currency exchange. Currency exchange losses were $8.8 million during the nine months ended September 30, 2023, compared to $4.8 million in the same period of 2022. Currency exchange activity for both periods related primarily due to foreign currency exposure on unsettled inter-company balances. During 2022, we also recognized non-cash cumulative translation losses as a result of our plan to close a foreign subsidiary.
Refer to Note 15—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the nine months ended September 30, 2023 was minimal due to our divestiture of MSA LLC. This compared to $9.7 million in the same period of 2022 which related primarily to defense costs incurred for cumulative trauma product liability claims.
Loss on divestiture of MSA LLC. The $129.2 million pre-tax loss on divestiture of MSA LLC for the nine months ended September 30, 2023 relates to the derecognition of all legacy cumulative trauma product liability reserves and related insurance assets of the divested subsidiary during the first quarter of 2023. The loss also includes a $341.2 million contribution of cash and cash equivalents, as well as transaction related costs of $5.6 million. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
GAAP operating income. Consolidated operating income for the nine months ended September 30, 2023, was $129.1 million compared to $168.5 million in the same period last year. The decrease in operating results was primarily driven by the loss on divestiture of MSA LLC, partially offset by higher sales and gross margin.
Adjusted operating income. Americas adjusted operating income for the nine months ended September 30, 2023 was $260.4 million, an increase of $75.7 million, or 41.0%, compared to $184.7 million in the prior year. The increase in adjusted operating income is primarily attributable to higher sales and gross margin, partially offset by higher SG&A expenses to support business growth.

International adjusted operating income for the nine months ended September 30, 2023, was $60.1 million, an increase of $25.4 million, or 73.3%, compared to $34.7 million in the prior year. The increase in adjusted operating income is primarily attributable to higher sales and gross margin.
Corporate segment adjusted operating loss for the nine months ended September 30, 2023, was $38.1 million, an increase of $13.3 million compared to an adjusted operating loss of $24.8 million in the same period of 2022 driven by higher performance based compensation expense related to sales growth and improved results from prior year.
The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Nine Months Ended September 30, 2023
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$902,918	$389,372	$—	$1,292,290
GAAP operating income				129,070
Restructuring charges (Note 3)				8,382
Currency exchange losses, net				8,781
Loss on divestiture of MSA LLC (Note 17)				129,211
Product liability expense (Note 17)				3
Amortization of acquisition-related intangible assets				6,936
Transaction costs(a)				78
Adjusted operating income (loss)	260,428	60,099	(38,066)	282,461
Adjusted operating margin %	28.8%	15.4%
Depreciation and amortization(a)				38,029
Adjusted EBITDA	287,628	70,296	(37,434)	320,490
Adjusted EBITDA margin %	31.9%	18.1%

Adjusted operating income (loss)	Nine Months Ended September 30, 2022
(In thousands)	Americas	International	Corporate	Consolidated
Net sales	$754,116	$330,583	$—	$1,084,699
GAAP operating income				168,517
Restructuring charges (Note 3)				3,146
Currency exchange losses, net				4,788
Product liability expense (Note 17)				9,733
Amortization of acquisition-related intangible assets				6,922
Transaction costs(a)				1,476
Adjusted operating income (loss)	184,664	34,674	(24,756)	194,582
Adjusted operating margin %	24.5%	10.5%
Depreciation and amortization(a)				34,961
Adjusted EBITDA	210,201	43,708	(24,366)	229,543
Adjusted EBITDA margin %	27.9%	13.2%
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

Total other (expense) income, net. Total other expense, net, for the nine months ended September 30, 2023 was $21.7 million, compared to total other income, net, of $1.0 million for the same period in 2022 driven primarily by higher interest expense related to higher interest rates, increased debt balances and decreased pension income driven by a lower expected rate of return.
Income taxes. The reported effective tax rate for the nine months ended September 30, 2023 was 116.6% compared to 24.4% for the same period in 2022. This significant variance from the prior year is primarily due to the divestiture of MSA LLC and the non-deductible loss recorded on the derecognition of the product liability reserves and related assets. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on this transaction.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net (loss) income attributable to MSA Safety Incorporated. Net loss was $17.8 million for the nine months ended September 30, 2023, or $(0.46) per diluted share compared to net income of $128.1 million, or $3.25 per diluted share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, declared dividend payments and acquisitions. At September 30, 2023, approximately 42% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility and a term loan, both due in 2026. At September 30, 2023, approximately 87% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At September 30, 2023, the Company had cash and cash equivalents totaling $164.5 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy that prioritizes growth investments, funding our dividends and servicing debt obligations. Cash, cash equivalents and restricted cash increased $2.0 million during the nine months ended September 30, 2023. The cash flow activity reflects strong operating results and working capital performance being mostly offset by the MSA LLC divestiture as discussed below. This compared to cash increasing $19.8 million during the same period in 2022. We believe MSA's healthy balance sheet and access to significant capital at September 30, 2023, positions us well to navigate through challenging business conditions and supply chain constraints or other unexpected events.
Operating activities. Operating activities used cash of $66.1 million during the nine months ended September 30, 2023, compared to providing $103.9 million during the same period in 2022. The decreased operating cash flow as compared to the same period in 2022 was primarily related to the contribution of $341.2 million in the divestiture of MSA LLC. Refer to Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information. This decrease was partially offset by working capital improvements, notably for inventories, and improved operating results.
Investing activities. Investing activities used cash of $28.3 million during the nine months ended September 30, 2023, compared to using $4.4 million during the same period in 2022. The increase in cash used in investing activities as compared to the same period in 2022 was primarily related to the absence of short-term investment activity. Our investments in available-for-sale marketable securities, primarily fixed income, were transferred to Sag Main Holdings, LLC, as part of our MSA LLC divestiture as described in Note 17—Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q. We remain committed to evaluating additional acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities provided cash of $110.5 million during the nine months ended September 30, 2023, compared to using cash of $56.2 million during the same period in 2022. During the nine months ended September 30, 2023, we had net proceeds from long-term debt of $168.6 million to fund the MSA LLC divestiture as compared to net proceeds from long-term debt of $27.0 million during the same period in 2022. Since the MSA LLC divestiture in January 2023, we have paid down $146 million of our outstanding borrowings. We paid cash dividends of $55.0 million during the nine months ended September 30, 2023, compared to $53.4 million in the same period in 2022. We used cash of $3.9 million during the nine months ended September 30, 2023 to repurchase shares related to our employee stock compensation transactions. We used cash of $34.4 million during the nine months ended September 30, 2022, including $30.4 million related to our share repurchase program with the remainder related to employee stock compensation transactions.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro, British pound and Mexican peso, at September 30, 2023, resulted in a translation loss of $2.5 million being recorded to the cumulative translation adjustments shareholders' equity account during the nine months ended September 30, 2023, compared to a $58.1 million translation loss being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2022.
COMMITMENTS AND CONTINGENCIES
We made contributions of $4.3 million to our pension plans during the nine months ended September 30, 2023. We expect to make total contributions of approximately $5.7 million to our pension plans in 2023 primarily associated with statutorily required plans in the International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2023, totaling $9.2 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2023, the Company has $1.9 million of restricted cash in support of these arrangements.

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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $17.3 million or 3.9% and $0.6 million or 0.9%, respectively, for the three months ended September 30, 2023.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2023, we had open foreign currency forward contracts with a U.S. dollar notional value of $106.4 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $10.6 million increase or decrease in the fair value of these contracts at September 30, 2023.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At September 30, 2023, we had $309.6 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $10.0 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At September 30, 2023, we had $435.2 million of variable rate borrowings. A 100 basis point increase or decrease in interest rates would have a $4.6 million impact on future annual earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2023	63	$157.39	—	164,334
August 2023	332	177.63	—	149,329
September 2023	—	—	—	173,038
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were no shares repurchased during the quarter ended September 30, 2023, under this program. We do not have any other share repurchase programs.
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

MSA SAFETY INCORPORATED

October 25, 2023	/s/ Lee B. McChesney
Lee B. McChesney
Senior Vice President and Chief Financial Officer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)