Form 10-Q
period 2024-03-31
MSA Safety Inc
filed 2024-04-30
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2024
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
As of April 26, 2024, 39,382,242 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(In thousands, except per share values)	2024	2023
Net sales	$413,302	$398,262
Cost of products sold	217,771	216,864
Gross profit	195,531	181,398

Selling, general and administrative	94,150	91,091
Research and development	15,919	15,232
Restructuring charges (Note 3)	3,017	1,747
Currency exchange losses, net	2,333	4,175
Loss on divestiture of MSA LLC (Note 17)	—	129,211
Product liability expense (Note 17)	—	3
Operating income (loss)	80,112	(60,061)

Interest expense	10,740	11,476
Other income, net	(6,235)	(3,800)
Total other expense, net	4,505	7,676

Income (loss) before income taxes	75,607	(67,737)
Provision for income taxes (Note 10)	17,468	82,436
Net income (loss)	$58,139	$(150,173)

Earnings (loss) per share attributable to common shareholders (Note 9):
Basic	$1.48	$(3.83)
Diluted	$1.47	$(3.83)
Dividends per common share	$0.47	$0.46

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income (loss)	$58,139	$(150,173)
Other comprehensive gains (losses), net of tax:
Foreign currency translation adjustments (Note 6)	(10,673)	11,194
Pension and post-retirement plan actuarial gains, net of tax (Note 6)	374	439
Unrealized gain on available-for-sale securities (Note 6)	—	2
Total other comprehensive (loss) gain, net of tax	(10,299)	11,635
Comprehensive income (loss)	$47,840	$(138,538)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$148,329	$146,442
Trade receivables, less allowance for credit loss of $7,597 and $7,065	279,084	294,678
Inventories (Note 4)	305,556	292,604
Prepaid income taxes	13,497	12,912
Prepaid expenses and other current assets	46,479	39,634
Total current assets	792,945	786,270

Property, plant and equipment, net (Note 5)	210,955	211,877
Operating lease right-of-use assets, net	54,458	53,298
Prepaid pension cost (Note 14)	175,891	172,161
Deferred tax assets (Note 10)	34,443	33,065
Goodwill (Note 13)	625,049	627,534
Intangible assets, net (Note 13)	260,925	266,134
Other noncurrent assets	19,664	19,811
Total assets	$2,174,330	$2,170,150

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$26,462	$26,522
Accounts payable	117,125	111,872
Employees’ compensation	38,360	73,386
Income taxes payable (Note 10)	34,231	19,972
Other current liabilities	100,348	101,066
Total current liabilities	316,526	332,818

Long-term debt, net (Note 12)	569,692	575,170
Pensions and other employee benefits (Note 14)	142,016	143,967
Noncurrent operating lease liabilities	45,126	44,495
Deferred tax liabilities (Note 10)	102,228	102,419
Other noncurrent liabilities	3,988	4,479
Total liabilities	$1,179,576	$1,203,348

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	315,241	312,324
Treasury shares, at cost (Note 7)	(367,599)	(363,284)
Accumulated other comprehensive loss (Note 6)	(139,548)	(129,249)
Retained earnings	1,183,091	1,143,442
Total shareholders’ equity	994,754	966,802
Total liabilities and shareholders’ equity	$2,174,330	$2,170,150

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating Activities
Net income (loss)	$58,139	$(150,173)
Depreciation and amortization	15,559	14,572
Tax-effected loss on divestiture of MSA LLC (Note 17)	—	199,578
Stock-based compensation (Note 11)	4,187	6,270
Pension income (Note 14)	(2,208)	(2,020)
Deferred income tax benefit (Note 10)	(2,190)	(237)
Loss on asset dispositions, net	51	739
Pension contributions (Note 14)	(1,316)	(2,046)
Currency exchange losses, net	2,333	4,175
Product liability expense (Note 17)	—	3
Product liability payments (Note 17)	—	(5,250)
Contribution on divestiture of MSA LLC (Note 17)	—	(341,186)
Changes in:
Trade receivables	12,132	21,662
Inventories (Note 4)	(14,946)	(7,404)
Accounts payable	6,175	(7,320)
Other current assets and liabilities	(26,328)	(18,041)
Other noncurrent assets and liabilities	(702)	769
Cash Flow From (Used in) Operating Activities	50,886	(285,909)
Investing Activities
Capital expenditures	(11,219)	(8,402)
Property disposals and other investing	—	35
Cash Flow Used in Investing Activities	(11,219)	(8,367)
Financing Activities
Proceeds from long-term debt (Note 12)	326,000	801,000
Payments on long-term debt (Note 12)	(331,010)	(505,588)
Debt issuance costs	—	(913)
Cash dividends paid	(18,490)	(18,045)
Company stock purchases (Note 7)	(5,838)	(3,687)
Exercise of stock options (Note 7)	253	4
Cash Flow (Used in) From Financing Activities	(29,085)	272,771
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,676)	(2,287)
Increase (decrease) in cash, cash equivalents and restricted cash	1,906	(23,792)
Beginning cash, cash equivalents and restricted cash	148,408	164,428
Ending cash, cash equivalents and restricted cash	$150,314	$140,636

Supplemental cash flow information:
Cash and cash equivalents	$148,329	$138,906
Restricted cash included in prepaid expenses and other current assets	1,985	1,730
Total cash, cash equivalents and restricted cash	$150,314	$140,636

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands, except per share values)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2022	$1,158,347	$(158,717)
Net loss	(150,173)	—
Foreign currency translation adjustments	—	11,194
Pension and post-retirement plan adjustments, net of tax expense of $278	—	439
Unrecognized net gains on available-for-sale securities (Note 16)	—	2
Common dividends ($0.46 per share)	(18,035)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances March 31, 2023	$990,129	$(147,082)

Balances December 31, 2023	$1,143,442	$(129,249)
Net income	58,139	—
Foreign currency translation adjustments	—	(10,673)
Pension and post-retirement plan adjustments, net of tax benefit of $14	—	374
Common dividends ($0.47 per share)	(18,480)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances March 31, 2024	$1,183,091	$(139,548)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The condensed consolidated financial statements of MSA Safety Incorporated and its subsidiaries ("MSA" or "the Company") are unaudited. These unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2023, Balance Sheet data was derived from the audited Consolidated Balance Sheets, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2023, which includes all disclosures required by U.S. GAAP.
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
The Company's net cash pool position consisted of the following:

(In thousands)	March 31, 2024
Gross cash pool position	$95,488
Less: cash pool borrowings	(94,644)
Net cash pool position	$844
Note 3—Restructuring Charges
During the three months ended March 31, 2024, we recorded restructuring charges of $3.0 million. Americas segment restructuring charges of $0.3 million during the three months ended March 31, 2024, were related to manufacturing footprint optimization activities. International segment restructuring charges of $1.9 million during the three months ended March 31, 2024, were related to management restructuring and ongoing initiatives to drive profitable growth and improve productivity. Corporate segment restructuring charges of $0.8 million during the three months ended March 31, 2024, were related to footprint optimization activities and management restructuring.
During the three months ended March 31, 2023, we recorded restructuring charges of $1.7 million. Americas segment restructuring charges of $1.4 million during the three months ended March 31, 2023, were related to manufacturing footprint optimization activities. Corporate segment restructuring charges of $0.6 million during the three months ended March 31, 2023, were primarily related to various optimization activities.

Restructuring reserves are included in Other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2022	$1.7	$12.8	$0.5	$15.0
Restructuring charges	3.1	4.7	2.1	9.9
Currency translation	(0.1)	0.1	—	—
Cash payments / utilization	(3.9)	(8.6)	(2.6)	(15.1)
Reserve balances at December 31, 2023	$0.8	$9.0	$—	$9.8
Restructuring charges	0.3	1.9	0.8	3.0
Currency translation	—	(0.2)	—	(0.2)
Cash payments	(0.6)	(2.9)	(0.3)	(3.8)
Reserve balances at March 31, 2024	$0.5	$7.8	$0.5	$8.8
Note 4—Inventories
The following table sets forth the components of inventory:

(In thousands)	March 31, 2024	December 31, 2023
Finished products	$89,899	$88,687
Work in process	19,136	15,378
Raw materials and supplies	196,521	188,539
Total inventories	$305,556	$292,604
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	March 31, 2024	December 31, 2023
Land	$4,303	$4,332
Buildings	140,918	141,027
Machinery and equipment	488,301	498,148
Construction in progress	24,851	24,404
Total	658,373	667,911
Less: accumulated depreciation	(447,418)	(456,034)
Property, plant and equipment, net	$210,955	$211,877

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(42,652)	$(50,335)
Amounts reclassified from accumulated other comprehensive loss into net income (loss):
Amortization of prior service credit (Note 14)	(9)	(24)
Recognized net actuarial losses (Note 14)	397	185
Tax (benefit) expense	(14)	278
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income (loss)	374	439
Balance at end of period	$(42,278)	$(49,896)
Available-for-sale securities
Balance at beginning of period	$—	$(2)
Unrealized net gains on available-for-sale securities (Note 16)	—	2
Balance at end of period	$—	$—
Foreign currency translation
Balance at beginning of period	$(86,597)	$(108,380)
Foreign currency translation adjustments	(10,673)	11,194
Balance at end of period	$(97,270)	$(97,186)
(a) Reclassifications out of accumulated other comprehensive loss and into net income (loss) are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 14—Pensions and Other Post-retirement Benefits).

Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both March 31, 2024 and December 31, 2023. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the three months ended March 31, 2024 or 2023. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of March 31, 2024, or December 31, 2023.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of March 31, 2024 and December 31, 2023. No new shares were issued during the three months ended March 31, 2024 or 2023. There were 39,381,219 and 39,317,212 shares outstanding at March 31, 2024 and December 31, 2023, respectively.
Treasury Shares - The Company's stock repurchase program authorizes up to $100.0 million to repurchase MSA common stock in the open market and in private transactions. The stock repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the three months ended March 31, 2024, and 2023, no shares were repurchased under this program. There were 22,700,172 and 22,764,179 treasury shares at March 31, 2024 and December 31, 2023, respectively.
The Company issues treasury shares for all stock-based benefit plans. Shares are issued from treasury at the average treasury share cost on the date of the transaction. There were 95,428 and 26,774 Treasury shares issued for these purposes during the three months ended March 31, 2024 and 2023, respectively.

Common stock activity is summarized as follows:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$312,324	$(361,684)	$281,980	$(359,838)
Stock compensation expense	4,187	—	6,270	—
Restricted and performance stock awards	(1,436)	1,436	(1,244)	1,244
Stock options exercised	166	87	3	1
Treasury shares purchased for stock compensation programs	—	(5,838)	—	(3,687)
Balance at end of period	$315,241	$(365,999)	$287,009	$(362,280)
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

Reportable segment information is presented in the following table:

(In thousands, except percentages)	Americas	International	Corporate	Consolidated Totals
Three Months Ended March 31, 2024
Net sales to external customers	$295,539	$117,763	$—	$413,302
Operating income				80,112
Restructuring charges (Note 3)				3,017
Currency exchange losses, net				2,333
Amortization of acquisition-related intangible assets				2,314
Transaction costs(a)				233
Adjusted operating income (loss)	86,218	13,486	(11,695)	88,009
Adjusted operating margin %	29.2%	11.5%
Depreciation and amortization				13,245
Adjusted EBITDA	95,693	17,045	(11,484)	101,254
Adjusted EBITDA margin %	32.4%	14.5%
Three Months Ended March 31, 2023
Net sales to external customers	$280,267	$117,995	$—	$398,262
Operating loss				(60,061)
Restructuring charges (Note 3)				1,747
Currency exchange losses, net				4,175
Loss on divestiture of MSA LLC (Note 17)				129,211
Product liability expense (Note 17)				3
Amortization of acquisition-related intangible assets				2,305
Adjusted operating income (loss)	71,694	15,779	(10,093)	77,380
Adjusted operating margin %	25.6%	13.4%
Depreciation and amortization				12,267
Adjusted EBITDA	80,494	19,058	(9,905)	89,647
Adjusted EBITDA margin %	28.7%	16.2%
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

Total sales by product group was as follows:

Three Months Ended March 31, 2024	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Firefighter Safety (a)	$163,694	40%	$122,252	41%	$41,442	35%
Detection (b)	139,216	34%	96,295	33%	42,921	36%
Industrial PPE and Other (c)	110,392	26%	76,992	26%	33,400	29%
Total	$413,302	100%	$295,539	100%	$117,763	100%

Three Months Ended March 31, 2023	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Firefighter Safety (a)	$139,388	35%	$102,056	36%	$37,332	32%
Detection (b)	146,601	37%	99,311	35%	47,290	40%
Industrial PPE and Other (c)	112,273	28%	78,900	29%	33,373	28%
Total	$398,262	100%	$280,267	100%	$117,995	100%
(a) Firefighter Safety includes Breathing Apparatus and Firefighter Helmets and Protective Apparel.
(b) Detection includes Fixed Gas and Flame Detection and Portable Gas detection.
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

	Three Months Ended March 31,
(In thousands, except per share values)	2024	2023
Net income (loss)	$58,139	$(150,173)
Preferred stock dividends	(10)	(10)
Net income (loss) attributable to common equity	58,129	(150,183)
Dividends and undistributed earnings allocated to participating securities	(7)	—
Net income (loss) attributable to common shareholders	58,122	(150,183)

Basic weighted-average shares outstanding	39,360	39,224
Stock-based compensation awards (a)	196	—
Diluted weighted-average shares outstanding	39,556	39,224
Antidilutive shares	—	180

Earnings (loss) per share:
Basic	$1.48	$(3.83)
Diluted	$1.47	$(3.83)
(a) During periods in which the Company incurs a net loss, stock-based compensation awards are excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. As such, during periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equivalent to basic weighted-average shares outstanding.

Note 10—Income Taxes
The Company's effective tax rate for the three months ended March 31, 2024, was 23.1%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to state income taxes and nondeductible compensation. The Company's effective tax rate for the three months ended March 31, 2023, was (121.7)%, which differs from the U.S. federal statutory rate of 21% primarily due to the divestiture of MSA LLC and the non-deductible loss recorded on the derecognition of the product liability reserves and related assets. Refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on this transaction.
At March 31, 2024, the Company had a gross liability for unrecognized tax benefits of $7.2 million. The Company has recognized tax benefits associated with these liabilities of $0.5 million at March 31, 2024. The gross liability includes amounts associated with foreign tax exposure in prior periods.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $0.2 million at March 31, 2024.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Note 11—Stock Plans
The 2023 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2033 including stock options, restricted stock awards, restricted stock units and performance stock units. The 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options, restricted stock awards and restricted stock units to non-employee directors through May 2027.
Stock compensation expense, included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Stock compensation expense	$4,187	$6,270
Income tax benefit	1,026	1,536
Stock compensation expense, net of tax	$3,161	$4,734
We have not capitalized any stock-based compensation expense.
A summary of stock option activity for the three months ended March 31, 2024, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2024	26,536	$45.95
Exercised	(5,465)	46.32
Outstanding and exercisable at March 31, 2024	21,071	$45.85

Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the three months ended March 31, 2024, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	173,851	$142.73
Granted	71,472	177.30
Vested	(21,864)	169.67
Forfeited	(2,454)	143.89
Unvested at March 31, 2024	221,005	$151.23
Performance stock units that have a market condition modifier are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units granted in the first quarter of 2024 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period plus an additional modifier based on total shareholder return ("TSR") over the performance period. The following weighted average assumptions were used in estimating the fair value of the performance stock units granted in the first quarter of 2024.

Fair value per unit	$181.31
Risk-free interest rate	4.34%
Expected dividend yield	1.19%
Expected volatility	25.9%
MSA stock beta	0.728
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
A summary of performance stock unit activity for the three months ended March 31, 2024, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	189,221	$146.17
Granted	40,231	177.30
Performance adjustments(a)	18,714	197.16
Vested	(69,504)	175.53
Forfeited	(2,202)	141.61
Unvested at March 31, 2024	176,460	$147.17
(a)Performance adjustments relate primarily to the final number of shares issued for the 2021 performance unit awards which vested in the first quarter of 2024 at 174% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's TSR during the three-year performance period.

Note 12—Long-Term Debt

(In thousands)	March 31, 2024	December 31, 2023
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$53,887	$62,081
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,738	99,733
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,738	99,733
2023 Term Loan credit agreement maturing in 2026, net of debt issuance costs	224,421	230,604
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,943	49,939
Senior revolving credit facility maturing in 2026, net of debt issuance costs	68,427	59,602
Total	596,154	601,692
Amounts due within one year	26,462	26,522
Long-term debt, net of debt issuance costs	$569,692	$575,170
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026 and increased the capacity to $900.0 million. The agreement was amended in August 2021 and June 2023 to transition from Sterling LIBOR reference rates and U.S. LIBOR reference rates. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on Secured Overnight Financing Rate (“SOFR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Overnight Bank Funding Rate, plus 0.5%, (iii) the Prime Rate (iv) the Daily Simple SOFR rate, plus 1.00%. The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or SOFR). The Company has a weighted average revolver interest rate of 6.22% as of March 31, 2024. At March 31, 2024, $829.5 million of the existing $900.0 million Revolving Credit Facility was unused, including letters of credit issued under the Facility. The Facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2021, the Company entered into a Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of March 31, 2024, the Company has outstanding £42.7 million (approximately $54.0 million at March 31, 2024) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $7.7 million at March 31, 2024) due annually through January 2031.
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
On January 5, 2023, the Company entered into a new $250 million term loan facility to fund the divestiture of MSA LLC, a wholly owned subsidiary. Under the agreement, the Company may elect either BASE or an interest rate based on SOFR. The Company pays a credit spread of 0 to 200 basis points based on the Company's net EBITDA leverage ratio and elected rate. The Company had a Term Loan interest rate of 6.42% as of March 31, 2024.

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
As of March 31, 2024, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2024, totaling $9.3 million, of which $1.1 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2024, the Company has $2.0 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets, Net
Changes in goodwill during the three months ended March 31, 2024, were as follows:

(In thousands)	Goodwill
Balance at January 1, 2024	$627,534
Currency translation	(2,485)
Balance at March 31, 2024	$625,049
At March 31, 2024, goodwill of $447.6 million and $177.4 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net, during the three months ended March 31, 2024, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2024	$266,134
Amortization expense	(4,436)
Currency translation	(773)
Net balance at March 31, 2024	$260,925
At March 31, 2024, intangible assets, net, includes a trade name related to Globe Manufacturing Company, LLC ("Globe") with an indefinite life totaling $60.0 million.

Note 14—Pensions and Other Post-retirement Benefits
Components of Net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2024	2023	2024	2023
Three Months Ended March 31,
Service cost	$2,315	$1,884	$44	$53
Interest cost	5,970	5,918	248	273
Expected return on plan assets	(10,812)	(9,906)	—	—
Amortization of prior service cost (credit)	37	37	(46)	(61)
Recognized net actuarial losses	282	47	115	138
Net periodic benefit (income) cost (a)	$(2,208)	$(2,020)	$361	$403
(a) Components of Net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Operations.

We made contributions of $1.3 million and $2.0 million to our pension plans during the three months ended March 31, 2024, and 2023, respectively. We expect to make net contributions of $5.3 million to our pension plans in 2024, which are primarily associated with statutorily required plans in the International reporting segment.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain of our foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the unaudited Condensed Consolidated Statements of Operations. The notional amount of open forward contracts was $115.0 million and $110.9 million at March 31, 2024, and December 31, 2023, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	March 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$148	$2,210
Foreign exchange contracts: accrued restructuring and other current liabilities	660	242
The following table presents the unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Cash Flows location and the loss (gain) impact of derivative financial instruments:

	Three Months Ended March 31,
(In thousands)	2024	2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$1,758	$(502)

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
The valuation methodologies we used to measure financial assets and liabilities are also used to value the derivative financial instruments described in Note 15—Derivative Financial Instruments. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy. With the exception of our fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values.
The reported carrying amount of our fixed rate long-term debt was $304.0 million and $312.2 million at March 31, 2024, and December 31, 2023, respectively. The fair value of this debt was $265.2 million and $278.7 million at March 31, 2024, and December 31, 2023, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 17—Commitments and Contingencies
Product liability
The Company and its subsidiaries face an inherent business risk of exposure to legal claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. Management has established reserves for the single incident product liability claims of the Company's various subsidiaries, including asserted single incident product liability claims and incurred but not reported ("IBNR") single incident claims. To determine the reserves, Management makes reasonable estimates of losses for single incident claims based on the number and characteristics of asserted claims, historical experience, sales volumes, expected settlement costs, and other relevant information. The reserve for single incident product liability claims was $1.4 million at March 31, 2024 and $1.3 million at December 31, 2023. Single incident product liability expense was $0.1 million for both the three months ended March 31, 2024, and 2023. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims.
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

On January 5, 2023, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) with Sag Main Holdings, LLC (the “Buyer”). The Buyer was a joint venture between R&Q Insurance Holdings Ltd. (“R&Q”) and Obra Capital, Inc. (“Obra”). Under the Purchase Agreement, on January 5, 2023, the Company transferred to the Buyer all of the issued and outstanding limited liability company interests of MSA LLC (the “Sale”). In connection with the closing, the Company contributed $341.2 million in cash and cash equivalents, while R&Q and Obra contributed an additional $35.0 million.
MSA LLC was the obligor for the claims to which the Company's legacy cumulative trauma product liability reserves relate and policyholder of the related insurance assets. The rights and obligations related to these items remained with MSA LLC upon the sale to the Buyer. In addition, pursuant to the Purchase Agreement, the Buyer and MSA LLC have agreed to indemnify the Company and its affiliates for legacy cumulative trauma product liabilities and other product liabilities, and a subsidiary of the Company has agreed to indemnify MSA LLC for all other historical liabilities of MSA LLC. This indemnification is not subject to any cap or time limitation. In connection with the sale, the Company and its Board of Directors received a solvency opinion from an independent advisory firm that MSA LLC was solvent and adequately capitalized after giving effect to the transaction.
Following the completion of the transaction, the Company no longer has any obligation with respect to pending and future cumulative trauma product liability claims relating to these matters. As such, all legacy cumulative trauma product liability reserves, related insurance assets, and associated deferred tax assets of the divested subsidiary were derecognized from our balance sheet and the Company incurred a tax-effected loss on the divestiture of MSA LLC of $199.6 million, including transaction related costs of $5.6 million. The Buyer has assumed management of the divested subsidiary, including the management of its claims and associated assets.
Below is a summary of the impact of the divestiture of MSA LLC on our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 (no additional impact for the three months ended March 31, 2024):

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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Operations as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of April 22, 2024, Globe was named as a defendant in 600 lawsuits comprised of approximately 12,189 claims, plus one action filed on behalf of a putative class of Florida firefighters and certain of their dependents. Certain of these lawsuits include MSA Safety Inc. or other Globe affiliates as defendants.
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
The following table reconciles changes in the Company's accrued warranty reserve:

(In thousands)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Beginning warranty reserve	$14,288	$15,230
Warranty payments	(2,374)	(9,794)
Warranty claims	2,141	8,899
Provision for product warranties and other adjustments	(70)	(47)
Ending warranty reserve	$13,985	$14,288
Warranty expense was $2.1 million and $2.4 million for the three months ended March 31, 2024, and 2023, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
Outstanding Performance Obligations
The Company derives a portion of its revenue from various leasing arrangements where the Company is the lessor, primarily fire service contracts entered into by Bristol. Such arrangements provide for monthly payments covering equipment provided, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases under Accounting Standards Codification ("ASC") 842 and contain both lease and non-lease components.
Revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Maintenance revenue, which is considered a non-lease component, and interest is recognized monthly over the lease term. As of March 31, 2024, the Company had remaining maintenance performance obligations of approximately $31.2 million which are expected to be recognized to revenue in less than 4 years.

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

BUSINESS OVERVIEW
MSA Safety Incorporated is the global leader in advanced safety products, technology and solutions. Driven by its singular mission of safety, the Company has been at the forefront of safety innovation since 1914, protecting workers and facility infrastructure around the world across a broad range of diverse end markets while creating sustainable value for shareholders. The Company's comprehensive product line, which is governed by rigorous safety standards across highly regulated industries, is used to protect workers and facility infrastructures around the world in a broad range of markets, including fire service, energy, utility, construction and industrial manufacturing applications as well as heating, ventilation, air conditioning and refrigeration ("HVAC-R"). The Company's product portfolio includes firefighter safety gear where core products include self-contained breathing apparatus ("SCBA"), protective apparel and helmets; detection where core products include fixed gas and flame detection ("FGFD") systems and portable gas detection instruments; and industrial personal protective equipment ("PPE") where core products include industrial head protection and fall protection devices.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in MSA's Annual Report on Form 10-K for the year ended December 31, 2023.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
Net Sales. Net sales for the three months ended March 31, 2024, were $413.3 million, an increase of $15.0 million, or 3.8%, compared to $398.3 million in the same period last year. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended March 31,		Dollar Increase	Percent Increase
(In millions)	2024	2023
Consolidated	$413.3	$398.3	$15.0	3.8%
Americas	295.5	280.3	15.2	5.4%
International	117.8	118.0	(0.2)	(0.2)%

Net Sales	Three Months Ended March 31, 2024 versus March 31, 2023
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	5.4%	(0.2)%	3.8%
Currency translation effects	(0.6)%	(0.9)%	(0.7)%
Constant currency sales change	4.8%	(1.1)%	3.1%
Note: Constant currency sales change is a non-GAAP financial measure provided by the Company to give a better understanding of the Company's underlying business performance. Constant currency sales change is calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales.

Net sales for the Americas segment were $295.5 million in the first quarter of 2024, an increase of $15.2 million, or 5.4%, compared to $280.3 million in the first quarter of 2023. Constant currency sales in the Americas segment increased 4.8%. This growth was driven by an increase in firefighter safety products, partially offset by declines in detection and industrial PPE.
Net sales for the International segment were $117.8 million in the first quarter of 2024, a decrease of $0.2 million, or 0.2%, compared to $118.0 million for the first quarter of 2023. Constant currency sales in the International segment decreased 1.1% during the quarter. Growth in our EMEA region was offset by a decline in our APAC region, particularly in Industrial PPE.
The operating environment remains dynamic, and we continue to navigate these challenges to continue delivering solutions to our customers. Backlog continued to be slightly elevated, specifically in Detection and Industrial PPE, due to certain supply chain challenges. While the supply chain continues to be volatile, we’re working closely with our suppliers and now expect backlog to normalize by the end of the year. Orders were healthy in the quarter and through April. Looking forward, we continue to expect to generate mid-single digit sales growth in 2024.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the first quarter of 2024 was $195.5 million, an increase of $14.1 million or 7.8%, compared to $181.4 million for the first quarter of 2023. The ratio of gross profit to net sales was 47.3% in the first quarter of 2024 compared to 45.5% in the same quarter last year. Improved productivity and price/cost management are the leading drivers of the increase year over year.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $94.2 million during the first quarter of 2024, an increase of $3.1 million or 3.4%, compared to $91.1 million for the same period a year ago. Overall, SG&A expenses were 22.8% of net sales during the first quarter of 2024, compared to 22.9% of net sales during the same period in 2023. Constant currency SG&A increased by approximately $2.7 million or 3.0%. The increase in SG&A was driven by the higher level of sales and inflation partially offset by lower variable compensation.
Please refer to the SG&A expenses table for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended March 31, 2024 versus March 31, 2023
(Percent Change)	Consolidated
GAAP reported change	3.4%
Currency translation effects	(0.4)%
Constant currency change	3.0%

Research and development expense. Research and development expense was $15.9 million during the first quarter of 2024, an increase of $0.7 million, compared to $15.2 million during the first quarter of 2023. Research and development expense was 3.9% of net sales in the first quarter of 2024 and 3.8% in the first quarter of 2023.
During the first quarter of 2024 and 2023, we capitalized $3.4 million and $3.0 million of software development costs, respectively. Depreciation expense for capitalized software development cost of $2.7 million and $2.3 million during the first quarter of 2024 and 2023, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $19.3 million and $18.2 million during the first quarter of March 31, 2024, and 2023, respectively.
Restructuring charges. Restructuring charges of $3.0 million during the first quarter of 2024 were primarily related to management restructuring and initiatives to adjust our cost structure and optimize our manufacturing footprint. Restructuring charges of $1.7 million during the first quarter of 2023 were related to manufacturing footprint optimization activities. We remain focused on executing programs to further optimize our cost structure.
Currency exchange. Currency exchange losses were $2.3 million in the first quarter of 2024 compared to $4.2 million in the first quarter of 2023. Currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances and recognized exchange loss for our Argentina affiliate operating in a hyper-inflationary environment. Refer to Note 15—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the first quarter of both 2024 and 2023 was minimal due to our divestiture of MSA LLC in January 2023, as discussed further in Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.
Loss on divestiture of MSA LLC. The $129.2 million pre-tax loss on divestiture of MSA LLC for the first quarter of 2023 relates to the derecognition of all legacy cumulative trauma product liability reserves and related insurance assets of the divested subsidiary during the first quarter of 2023. The loss also includes a $341.2 million contribution of cash and cash equivalents, as well as transaction related costs of $5.6 million. Refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
GAAP operating income. Consolidated operating income for the first quarter of 2024 was $80.1 million compared to loss of $60.1 million in the same period last year. The increase in operating income was primarily driven by the loss on divestiture of MSA LLC in the prior year as well as higher sales and gross margin in the Americas segment partially offset by increased SG&A.
Adjusted operating income. Americas adjusted operating income for the first quarter of 2024 was $86.2 million, an increase of $14.5 million or 20.3% compared to $71.7 million in the prior year first quarter. The increase in adjusted operating income is attributable to higher sales and gross profit, partially offset by higher SG&A expenses to support business growth.
International adjusted operating income for the first quarter of 2024 was $13.5 million, a decrease of $2.3 million, or 14.5%, compared to $15.8 million in the prior year first quarter. The decrease in adjusted operating income is primarily attributable to lower gross profit due to unfavorable geographical mix and higher inflationary pressures.
Corporate segment adjusted operating loss for the first quarter of 2024 was $11.7 million, an increase of $1.6 million in comparison to an adjusted operating loss of $10.1 million in the first quarter of 2023, driven by inflation and increased professional service fees associated with various strategic initiatives.

The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Three Months Ended March 31, 2024
(In thousands)	Americas	International	Corporate	Consolidated
Net sales to external customers	$295,539	$117,763	$—	$413,302
Operating income				80,112
Restructuring charges (Note 3)				3,017
Currency exchange losses, net				2,333
Amortization of acquisition-related intangible assets				2,314
Transaction costs(a)				233
Adjusted operating income (loss)	86,218	13,486	(11,695)	88,009
Adjusted operating margin %	29.2%	11.5%
Depreciation and amortization				13,245
Adjusted EBITDA	95,693	17,045	(11,484)	101,254
Adjusted EBITDA margin %	32.4%	14.5%
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

Total other expense, net. Total other expense, net, for the first quarter of 2024 was $4.5 million, compared to $7.7 million for the same period in 2023, driven primarily by decreased interest expense related to reduced debt balances related to prior year borrowings associated with the MSA LLC divestiture as well as increased pension income driven by a higher expected rate of return.

Income taxes. The reported effective tax rate for the first quarter of 2024 was 23.1% compared to (121.7)% for the first quarter of 2023. This significant variance from the prior year is primarily due to the divestiture of MSA LLC and the non deductible loss recorded on the derecognition of the product liability reserves and related assets. Refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on the MSA LLC divestiture.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $58.1 million for the first quarter of 2024, or $1.47 per diluted share compared to net loss of $150.2 million, or $(3.83) per diluted share, for the same period last year.
LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, declared dividend payments and acquisitions. At March 31, 2024, approximately 51% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility and a term loan, both due in 2026. At March 31, 2024, approximately 85% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At March 31, 2024, the Company had cash and cash equivalents totaling $148.3 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy that prioritizes growth investments, funding our dividends and servicing debt obligations. Cash, cash equivalents and restricted cash increased $1.9 million during the three months ended March 31, 2024 compared to cash decreasing $23.8 million during the same period in 2023. We believe MSA's healthy balance sheet and access to significant capital at March 31, 2024, positions us well to navigate through challenging business conditions, supply chain constraints or other unexpected events.
Operating activities. Operating activities provided cash of $50.9 million during the three months ended March 31, 2024, compared to using cash of $285.9 million during the same period in 2023. The improved cash flow from operating activities as compared to the same period in 2023 was primarily related to the prior year contribution of $341.2 in the divestiture of MSA LLC. Refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information. Cash flow provided by operating activities decreased slightly excluding the cash flow impact of the MSA LLC divestiture as higher cash usage for bonus and incentive payouts related to prior year performance was mostly offset by improved operating results.
Investing activities. Investing activities used cash of $11.2 million during the three months ended March 31, 2024, compared to using $8.4 million during the same period in 2023. The increase in cash used in investing activities as compared to the same period in 2023 was related to increased capital expenditures to support our manufacturing footprint optimization activities. We remain committed to evaluating additional acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities used cash of $29.1 million during the three months ended March 31, 2024, compared to providing cash of $272.8 million during the same period in 2023. During the three months ended March 31, 2024, we had net payments on long-term debt of $5.0 million as compared to net proceeds from long-term debt of $295.4 million during the same period in 2023 to fund the MSA LLC divestiture. Since the MSA LLC divestiture in January 2023, we have paid down $294.1 million of our outstanding borrowings. We paid cash dividends of $18.5 million during the three months ended March 31, 2024, compared to $18.0 million in the same period in 2023. We used cash of $5.8 million during the three months ended March 31, 2024 to repurchase shares related to our employee stock compensation transactions compared to $3.7 million in the same period in 2023.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro, at March 31, 2024, resulted in a translation loss of $10.7 million being recorded to the cumulative translation adjustments shareholders' equity account during the three months ended March 31, 2024, compared to a $11.2 million translation gain being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2023.
COMMITMENTS AND CONTINGENCIES
We made contributions of $1.3 million to our pension plans during the three months ended March 31, 2024. We expect to make total contributions of approximately $5.3 million to our pension plans in 2024 primarily associated with statutorily required plans in the International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2024, totaling $9.3 million, of which $1.1 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2024, the Company has $2.0 million of restricted cash in support of these arrangements.
We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.
Please refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further discussion on the Company's single incident and cumulative trauma product liabilities.
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
The more critical judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $15.7 million or 3.8% and $2.1 million or 3.6%, respectively, for the three months ended March 31, 2024.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2024, we had open foreign currency forward contracts with a U.S. dollar notional value of $115.0 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $11.5 million increase or decrease in the fair value of these contracts at March 31, 2024.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At March 31, 2024, we had $304.0 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $9.0 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At March 31, 2024, we had $294.5 million of variable rate borrowings. A 100 basis point increase or decrease in interest rates would have a $3.0 million impact on future annual earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2024	64	$165.03	—	165,300
February 2024	358	178.68	—	148,137
March 2024	30,999	185.92	—	140,914
The share repurchase program authorizes up to $100.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were no shares repurchased during the quarter ended March 31, 2024, under this program. We do not have any other share repurchase programs.
The above shares purchased during the quarter are related to stock-based compensation transactions.

Item 5.	Other Information
During the three months ended March 31, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
(a) Exhibits
10.1*    Termination Agreement, dated as of February 28, 2024, by and between Bob W. Leenen and MSA Europe GmbH
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
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    XBRL Taxonomy Extension Label Linkbase Document
101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document
104        Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*The exhibit marked by an asterisk is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSA SAFETY INCORPORATED

April 30, 2024	/s/ Lee B. McChesney
Lee B. McChesney
Senior Vice President and Chief Financial Officer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)