Form 10-Q
period 2024-06-30
MSA Safety Inc
filed 2024-07-25
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2024
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
As of July 19, 2024, 39,352,993 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share values)	2024	2023	2024	2023
Net sales	$462,463	$447,299	$875,765	$845,561
Cost of products sold	239,434	233,503	457,205	450,367
Gross profit	223,029	213,796	418,560	395,194

Selling, general and administrative	105,075	96,336	199,226	187,427
Research and development	17,070	15,992	32,988	31,224
Restructuring charges (Note 3)	1,543	3,350	4,560	5,097
Currency exchange (gains) losses, net	(603)	3,110	1,730	7,285
Loss on divestiture of MSA LLC (Note 17)	—	—	—	129,211
Product liability expense (Note 17)	—	—	—	3
Operating income	99,944	95,008	180,056	34,947

Interest expense	9,664	13,175	20,403	24,651
Other income, net	(4,148)	(5,650)	(10,382)	(9,450)
Total other expense, net	5,516	7,525	10,021	15,201

Income before income taxes	94,428	87,483	170,035	19,746
Provision for income taxes (Note 10)	22,194	20,393	39,662	102,829
Net income (loss)	$72,234	$67,090	$130,373	$(83,083)

Earnings (loss) per share attributable to common shareholders (Note 9):
Basic	$1.83	$1.71	$3.31	$(2.12)
Diluted	$1.83	$1.70	$3.30	$(2.12)
Dividends per common share	$0.51	$0.47	$0.98	$0.93

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$72,234	$67,090	$130,373	$(83,083)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments (Note 6)	(8,822)	5,039	(19,495)	16,233
Pension and post-retirement plan adjustments, net of tax (Note 6)	2,022	115	2,396	554
Unrealized gain on available-for-sale securities (Note 6)	—	—	—	2
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 6)	(1,200)	—	(1,200)	—
Total other comprehensive (loss) gain, net of tax	(8,000)	5,154	(18,299)	16,789
Comprehensive income (loss)	$64,234	$72,244	$112,074	$(66,294)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$146,830	$146,442
Trade receivables, less allowance for credit loss of $7,692 and $7,065	299,053	294,678
Inventories (Note 4)	320,899	292,604
Prepaid income taxes	39,772	12,912
Prepaid expenses and other current assets	54,891	39,634
Total current assets	861,445	786,270

Property, plant and equipment, net (Note 5)	213,159	211,877
Operating lease right-of-use assets, net	56,058	53,298
Prepaid pension cost (Note 14)	180,182	172,161
Deferred tax assets (Note 10)	33,712	33,065
Goodwill (Note 13)	624,637	627,534
Intangible assets, net (Note 13)	256,328	266,134
Other noncurrent assets	18,050	19,811
Total assets	$2,243,571	$2,170,150

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$26,472	$26,522
Accounts payable	131,774	111,872
Employees’ compensation	42,377	73,386
Income taxes payable (Note 10)	41,105	19,972
Other current liabilities	110,023	101,066
Total current liabilities	351,751	332,818

Long-term debt, net (Note 12)	561,771	575,170
Pensions and other employee benefits (Note 14)	141,262	143,967
Noncurrent operating lease liabilities	46,418	44,495
Deferred tax liabilities (Note 10)	102,334	102,419
Other noncurrent liabilities	6,388	4,479
Total liabilities	$1,209,924	$1,203,348

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	320,556	312,324
Treasury shares, at cost (Note 7)	(378,156)	(363,284)
Accumulated other comprehensive loss (Note 6)	(147,548)	(129,249)
Retained earnings	1,235,226	1,143,442
Total shareholders’ equity	1,033,647	966,802
Total liabilities and shareholders’ equity	$2,243,571	$2,170,150

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2024	2023
Operating Activities
Net income (loss)	$130,373	$(83,083)
Depreciation and amortization	31,605	29,461
Tax-effected loss on divestiture of MSA LLC (Note 17)	—	199,578
Stock-based compensation (Note 11)	9,229	13,029
Pension income (Note 14)	(3,108)	(4,040)
Deferred income tax benefit (Note 10)	(2,226)	(393)
Loss (gain) on asset dispositions, net	752	(713)
Pension contributions (Note 14)	(2,632)	(4,092)
Currency exchange losses, net	1,730	7,285
Product liability expense (Note 17)	—	3
Product liability payments (Note 17)	—	(5,250)
Contribution on divestiture of MSA LLC (Note 17)	—	(341,186)
Changes in:
Trade receivables	(15,798)	(10,410)
Inventories (Note 4)	(32,798)	5,896
Accounts payable	20,980	(6,756)
Other current assets and liabilities	(35,109)	5,943
Other noncurrent assets and liabilities	1,190	3,887
Cash Flow From (Used in) Operating Activities	104,188	(190,841)
Investing Activities
Capital expenditures	(25,560)	(18,322)
Property disposals and other investing	74	2,674
Cash Flow Used in Investing Activities	(25,486)	(15,648)
Financing Activities
Proceeds from long-term debt (Note 12)	598,000	1,108,000
Payments on long-term debt (Note 12)	(611,260)	(871,102)
Debt issuance costs	—	(963)
Cash dividends paid	(38,589)	(36,514)
Company stock purchases (Note 7)	(16,829)	(3,871)
Exercise of stock options (Note 7)	326	542
Employee stock purchase plan (Note 7)	634	497
Cash Flow (Used in) From Financing Activities	(67,718)	196,589
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,557)	(5,651)
Increase (decrease) in cash, cash equivalents and restricted cash	427	(15,551)
Beginning cash, cash equivalents and restricted cash	148,408	164,428
Ending cash, cash equivalents and restricted cash	$148,835	$148,877

Supplemental cash flow information:
Cash and cash equivalents	$146,830	$146,897
Restricted cash included in prepaid expenses and other current assets	2,005	1,980
Total cash, cash equivalents and restricted cash	$148,835	$148,877

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands, except per share values)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances March 31, 2023	$990,129	$(147,082)
Net income	67,090	—
Foreign currency translation adjustments	—	5,039
Pension and post-retirement plan adjustments, net of tax benefit of $46	—	115
Common dividends ($0.47 per share)	(18,459)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances June 30, 2023	$1,038,750	$(141,928)

Balances March 31, 2024	$1,183,091	$(139,548)
Net income	72,234	—
Foreign currency translation adjustments	—	(8,822)
Pension and post-retirement plan adjustments, net of tax benefit of $240	—	2,022
Reclassification from accumulated other comprehensive loss into net income (Note 6)	—	(1,200)
Common dividends ($0.51 per share)	(20,089)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances June 30, 2024	$1,235,226	$(147,548)

Balances December 31, 2022	$1,158,347	$(158,717)
Net loss	(83,083)	—
Foreign currency translation adjustments	—	16,233
Pension and post-retirement plan adjustments, net of tax expense of $232	—	554
Unrecognized net gains on available-for-sale securities (Note 16)	—	2
Common dividends ($0.93 per share)	(36,494)	—
Preferred dividends ($1.125 per share)	(20)	—
Balances June 30, 2023	$1,038,750	$(141,928)

Balances December 31, 2023	$1,143,442	$(129,249)
Net income	130,373	—
Foreign currency translation adjustments	—	(19,495)
Pension and post-retirement plan adjustments, net of tax benefit of $254	—	2,396
Reclassification from accumulated other comprehensive loss into net income (Note 6)	—	(1,200)
Common dividends ($0.98 per share)	(38,569)	—
Preferred dividends ($1.125 per share)	(20)	—
Balances June 30, 2024	$1,235,226	$(147,548)
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
The Company's net cash pool position consisted of the following:

(In thousands)	June 30, 2024
Gross cash pool position	$96,109
Less: cash pool borrowings	(91,690)
Net cash pool position	$4,419
Note 3—Restructuring Charges
During the three and six months ended June 30, 2024, we recorded restructuring charges of $1.5 million and $4.6 million, respectively. Americas segment restructuring charges of $0.8 million during the six months ended June 30, 2024, were related to manufacturing footprint optimization activities. International segment restructuring charges of $2.9 million during the six months ended June 30, 2024, were related to ongoing initiatives to optimize our manufacturing footprint and improve productivity as well as management restructuring. Corporate segment restructuring charges of $0.9 million during the six months ended June 30, 2024, were related to management restructuring.
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

Restructuring reserves are included in Other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2022	$1.7	$12.8	$0.5	$15.0
Restructuring charges	3.1	4.7	2.1	9.9
Currency translation	(0.1)	0.1	—	—
Cash payments / utilization	(3.9)	(8.6)	(2.6)	(15.1)
Reserve balances at December 31, 2023	$0.8	$9.0	$—	$9.8
Restructuring charges	0.8	2.9	0.9	4.6
Currency translation	(0.1)	(0.2)	—	(0.3)
Cash payments	(1.2)	(5.5)	(0.9)	(7.6)
Reserve balances at June 30, 2024	$0.3	$6.2	$—	$6.5
Note 4—Inventories
The following table sets forth the components of inventory:

(In thousands)	June 30, 2024	December 31, 2023
Finished products	$104,057	$88,687
Work in process	18,704	15,378
Raw materials and supplies	198,138	188,539
Total inventories	$320,899	$292,604
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	June 30, 2024	December 31, 2023
Land	$4,292	$4,332
Buildings	142,335	141,027
Machinery and equipment	496,349	498,148
Construction in progress	26,334	24,404
Total	669,310	667,911
Less: accumulated depreciation	(456,151)	(456,034)
Property, plant and equipment, net	$213,159	$211,877

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(42,278)	$(49,896)	$(42,652)	$(50,335)
Amounts reclassified from accumulated other comprehensive loss into net income (loss):
Amortization of prior service credit (Note 14)	(9)	(24)	(18)	(48)
Recognized net actuarial losses (Note 14)	2,271	185	2,668	370
Tax (benefit) expense	(240)	(46)	(254)	232
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income (loss)	2,022	115	2,396	554
Balance at end of period	$(40,256)	$(49,781)	$(40,256)	$(49,781)
Available-for-sale securities
Balance at beginning of period	$—	$—	$—	$(2)
Unrealized net gains on available-for-sale securities (Note 16)	—	—	—	2
Balance at end of period	$—	$—	$—	$—
Foreign currency translation
Balance at beginning of period	$(97,270)	$(97,186)	$(86,597)	$(108,380)
Reclassification from accumulated other comprehensive loss into net income (loss)(b)	(1,200)	—	(1,200)	—
Foreign currency translation adjustments	(8,822)	5,039	(19,495)	16,233
Balance at end of period	$(107,292)	$(92,147)	$(107,292)	$(92,147)
(a) Amounts reclassified from accumulated other comprehensive loss into net income (loss) are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 14—Pensions and Other Post-retirement Benefits).
(b) Reclassification from accumulated other comprehensive loss into net income (loss) relates primarily to the recognition of non-cash net cumulative translation gains associated with certain foreign subsidiaries. The reclassifications are included in Currency exchange (gains) losses, net, within the unaudited Condensed Consolidated Statements of Income.

Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both June 30, 2024 and December 31, 2023. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the six months ended June 30, 2024 or 2023. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of June 30, 2024, or December 31, 2023.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of June 30, 2024 and December 31, 2023. No new shares were issued during the six months ended June 30, 2024 or 2023. There were 39,349,528 and 39,317,212 shares outstanding at June 30, 2024 and December 31, 2023, respectively.
Treasury Shares - The Company has a stock repurchase program that authorizes up to $200.0 million to repurchase MSA common stock in the open market and in private transactions. The stock repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the six months ended June 30, 2024, and 2023, the Company repurchased 52,561 and no shares, respectively, under this program. There were 22,731,863 and 22,764,179 treasury shares at June 30, 2024 and December 31, 2023, respectively.
The Company issues treasury shares for all stock-based benefit plans. Shares are issued from treasury at the average treasury share cost on the date of the transaction. There were 121,790 and 105,894 Treasury shares issued for these purposes during the six months ended June 30, 2024 and 2023, respectively.
Common stock activity is summarized as follows:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$315,241	$(365,999)	$287,009	$(362,280)
Stock compensation expense	5,042	—	6,759	—
Restricted and performance stock awards	(348)	348	(190)	190
Stock options exercised	47	27	354	184
Treasury shares purchased for stock compensation programs	—	(992)	—	(184)
Employee stock purchase program	574	60	432	65
Share repurchase program	—	(10,000)	—	—
Balance at end of period	$320,556	$(376,556)	$294,364	$(362,025)
(a)Excludes treasury cost related to preferred stock.

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$312,324	$(361,684)	$281,980	$(359,838)
Stock compensation expense	9,229	—	13,029	—
Restricted and performance stock awards	(1,783)	1,783	(1,434)	1,434
Stock options exercised	212	114	357	185
Treasury shares purchased for stock compensation programs	—	(6,829)	—	(3,871)
Employee stock purchase program	574	60	432	65
Share repurchase program	—	(10,000)	—	—
Balance at end of period	$320,556	$(376,556)	$294,364	$(362,025)
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
Adjusted operating income (loss), adjusted operating margin, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA margin are the measures used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is defined as operating income (loss) excluding restructuring charges, currency exchange (gains) losses, product liability expense, loss on divestiture of Mine Safety Appliances Company, LLC ("MSA LLC"), net cost for product related legal matter, transaction costs and acquisition-related amortization. Adjusted operating margin is defined as adjusted operating income (loss) divided by segment net sales to external customers. Adjusted EBITDA is defined as adjusted operating income (loss) plus depreciation and amortization. Adjusted EBITDA margin is defined as adjusted EBITDA divided by segment net sales to external customers.
The accounting principles applied at the operating segment level in determining operating income (loss) are generally the same as those applied at the unaudited condensed consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.

Reportable segment information is presented in the following table:

(In thousands, except percentages)	Americas	International	Corporate	Consolidated Totals
Three Months Ended June 30, 2024
Net sales to external customers	$314,711	$147,752	$—	$462,463
Operating income				99,944
Restructuring charges (Note 3)				1,543
Currency exchange gains, net				(603)
Net cost for product related legal matter				5,000
Amortization of acquisition-related intangible assets				2,306
Adjusted operating income (loss)	98,468	24,285	(14,563)	108,190
Adjusted operating margin %	31.3%	16.4%
Depreciation and amortization				13,741
Adjusted EBITDA	108,230	28,052	(14,351)	121,931
Adjusted EBITDA margin %	34.4%	19.0%
Three Months Ended June 30, 2023
Net sales to external customers	$308,378	$138,921	$—	$447,299
Operating income				95,008
Restructuring charges (Note 3)				3,350
Currency exchange losses, net				3,110
Amortization of acquisition-related intangible assets				2,315
Adjusted operating income (loss)	94,816	21,743	(12,776)	103,783
Adjusted operating margin %	30.7%	15.7%
Depreciation and amortization				12,574
Adjusted EBITDA	103,977	24,949	(12,569)	116,357
Adjusted EBITDA margin %	33.7%	18.0%

(In thousands, except percentages)	Americas	International	Corporate	Consolidated Totals
Six Months Ended June 30, 2024
Net sales to external customers	$610,249	$265,516	$—	$875,765
Operating income				180,056
Restructuring charges (Note 3)				4,560
Currency exchange losses, net				1,730
Net cost for product related legal matter				5,000
Amortization of acquisition-related intangible assets				4,620
Transaction costs(a)				234
Adjusted operating income (loss)	184,688	37,770	(26,258)	196,200
Adjusted operating margin %	30.3%	14.2%
Depreciation and amortization				26,985
Adjusted EBITDA	203,923	45,097	(25,835)	223,185
Adjusted EBITDA margin %	33.4%	17.0%
Six Months Ended June 30, 2023
Net sales to external customers	$588,645	$256,916	$—	$845,561
Operating income				34,947
Restructuring charges (Note 3)				5,097
Currency exchange losses, net				7,285
Loss on divestiture of MSA LLC (Note 17)				129,211
Product liability expense (Note 17)				3
Amortization of acquisition-related intangible assets				4,620
Adjusted operating income (loss)	166,510	37,522	(22,869)	181,163
Adjusted operating margin %	28.3%	14.6%
Depreciation and amortization				24,841
Adjusted EBITDA	184,471	44,007	(22,474)	206,004
Adjusted EBITDA margin %	31.3%	17.1%
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

Total sales by product group was as follows:

Three Months Ended June 30, 2024	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$172,269	37%	$118,487	38%	$53,782	37%
Detection (b)	170,848	37%	111,405	35%	59,443	40%
Industrial PPE and Other (c)	119,346	26%	84,819	27%	34,527	23%
Total	$462,463	100%	$314,711	100%	$147,752	100%

Three Months Ended June 30, 2023	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$166,490	37%	$121,157	39%	$45,333	33%
Detection (b)	158,242	35%	104,374	34%	53,868	39%
Industrial PPE and Other (c)	122,567	28%	82,847	27%	39,720	28%
Total	$447,299	100%	$308,378	100%	$138,921	100%

Six Months Ended June 30, 2024	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$335,962	39%	$240,738	39%	$95,224	36%
Detection (b)	310,064	35%	207,700	34%	102,364	38%
Industrial PPE and Other (c)	229,739	26%	161,811	27%	67,928	26%
Total	$875,765	100%	$610,249	100%	$265,516	100%

Six Months Ended June 30, 2023	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$305,878	36%	$223,213	38%	$82,665	32%
Detection (b)	304,843	36%	203,685	35%	101,158	39%
Industrial PPE and Other (c)	234,840	28%	161,747	27%	73,093	29%
Total	$845,561	100%	$588,645	100%	$256,916	100%
(a) Fire Service includes Breathing Apparatus and Firefighter Helmets and Protective Apparel.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share values)	2024	2023	2024	2023
Net income (loss)	$72,234	$67,090	$130,373	$(83,083)
Preferred stock dividends	(10)	(10)	(20)	(20)
Net income (loss) attributable to common equity	72,224	67,080	130,353	(83,103)
Dividends and undistributed earnings allocated to participating securities	(6)	(8)	(13)	(8)
Net income (loss) attributable to common shareholders	72,218	67,072	130,340	(83,111)

Basic weighted-average shares outstanding	39,389	39,274	39,375	39,249
Stock-based compensation awards (a)	152	135	174	—
Diluted weighted-average shares outstanding	39,541	39,409	39,549	39,249
Antidilutive shares	—	—	—	158

Earnings (loss) per share:
Basic	$1.83	$1.71	$3.31	$(2.12)
Diluted	$1.83	$1.70	$3.30	$(2.12)
(a) During periods in which the Company incurs a net loss, stock-based compensation awards are excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. As such, during periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equivalent to basic weighted-average shares outstanding.

Note 10—Income Taxes
The Company's effective tax rate for the three months ended June 30, 2024, was 23.5%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to state income taxes. The Company's effective tax rate for the three months ended June 30, 2023, was 23.3%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes.
The Company's effective tax rate for the six months ended June 30, 2024, was 23.3%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to state income taxes and nondeductible compensation. The Company's effective tax rate for the six months ended June 30, 2023, was 520.8%, which differs from the U.S. federal statutory rate of 21% primarily due to the divestiture of MSA LLC and the non-deductible loss recorded on the derecognition of the product liability reserves and related assets. Refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on this transaction.
At June 30, 2024, the Company had a gross liability for unrecognized tax benefits of $7.3 million. The Company has recognized tax benefits associated with these liabilities of $0.6 million at June 30, 2024. The gross liability includes amounts associated with foreign tax exposure in prior periods.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $0.2 million at June 30, 2024.
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
Stock compensation expense, included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Stock compensation expense	$5,042	$6,759	$9,229	$13,029
Income tax benefit	1,235	1,656	2,261	3,192
Stock compensation expense, net of tax	$3,807	$5,103	$6,968	$9,837
We have not capitalized any stock-based compensation expense.
A summary of stock option activity for the six months ended June 30, 2024, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2024	26,536	$45.95
Exercised	(7,070)	46.13
Forfeited	(852)	48.65
Outstanding and exercisable at June 30, 2024	18,614	$45.76
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the six months ended June 30, 2024, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	173,851	$142.73
Granted	81,658	178.52
Vested	(43,946)	165.12
Forfeited	(21,904)	166.54
Unvested at June 30, 2024	189,659	$150.08
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

A summary of performance stock unit activity for the six months ended June 30, 2024, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	189,221	$146.17
Granted	40,231	177.30
Performance adjustments(a)	21,143	193.10
Vested	(78,199)	174.03
Forfeited	(5,895)	158.69
Unvested at June 30, 2024	166,501	$146.13
(a)Performance adjustments relate primarily to the final number of shares issued for the 2021 performance unit awards which vested in the first quarter of 2024 at 174% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's TSR during the three-year performance period.

Note 12—Long-Term Debt

(In thousands)	June 30, 2024	December 31, 2023
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$53,966	$62,081
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,743	99,733
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,743	99,733
2023 Term Loan credit agreement maturing in 2026, net of debt issuance costs	218,238	230,604
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,946	49,939
Senior revolving credit facility maturing in 2026, net of debt issuance costs	66,607	59,602
Total	588,243	601,692
Amounts due within one year	26,472	26,522
Long-term debt, net of debt issuance costs	$561,771	$575,170
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026 and increased the capacity to $900.0 million. The agreement was amended in August 2021 and June 2023 to transition from Sterling LIBOR reference rates and U.S. LIBOR reference rates. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on Secured Overnight Financing Rate (“SOFR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Overnight Bank Funding Rate, plus 0.5%, (iii) the Prime Rate (iv) the Daily Simple SOFR rate, plus 1.00%. The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or SOFR). The Company has a weighted average revolver interest rate of 6.23% as of June 30, 2024. At June 30, 2024, $831.4 million of the existing $900.0 million Revolving Credit Facility was unused, including letters of credit issued under the Facility. The Facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2024, the Company entered into Amendment No. 3 to the Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of June 30, 2024, the Company has outstanding £42.7 million (approximately $54.1 million at June 30, 2024) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $7.7 million at June 30, 2024) due annually through January 2031.
On July 1, 2024, the Company entered into Amendment No. 3 to the Second Amended and Restated Master Note Facility (the “NYL Note Facility”) with NYL Investors. The NYL Note Facility provided for (i) the issuance of $100.0 million of 2.69% Series A Senior Notes due July 1, 2036, and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to NYL Investors’ acceptance in its sole discretion, the issuance of up to $200.0 million aggregate principal amount of senior unsecured notes.

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
On January 5, 2023, the Company entered into a new $250 million term loan facility to fund the divestiture of MSA LLC, a wholly owned subsidiary. Under the agreement, the Company may elect either BASE or an interest rate based on SOFR. The Company pays a credit spread of 0 to 200 basis points based on the Company's net EBITDA leverage ratio and elected rate. The Company had a Term Loan interest rate of 6.43% as of June 30, 2024.
The Revolving Credit Facility, Prudential Note Agreement and NYL Note Facility require the Company to comply with specified financial covenants, including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00 and a consolidated leverage ratio not to exceed 3.50 to 1.00; except during an acquisition period, defined as four consecutive fiscal quarters beginning with the quarter of acquisition, in which case the consolidated net leverage ratio shall not exceed 4.00 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the agreements contain negative covenants limiting the ability of the Company and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of the Company's or its subsidiaries' business. All credit facilities exclude MSA LLC prior to the divestiture of this subsidiary on January 5, 2023, as discussed further in Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on this transaction.
As of June 30, 2024, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2024, totaling $10.2 million, of which $1.1 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2024, the Company has $2.0 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets, Net
Changes in goodwill during the six months ended June 30, 2024, were as follows:

(In thousands)	Goodwill
Balance at January 1, 2024	$627,534
Currency translation	(2,897)
Balance at June 30, 2024	$624,637
At June 30, 2024, goodwill of $447.6 million and $177.0 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net, during the six months ended June 30, 2024, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2024	$266,134
Amortization expense	(8,967)
Currency translation	(839)
Net balance at June 30, 2024	$256,328
At June 30, 2024, intangible assets, net, includes a trade name related to Globe Manufacturing Company, LLC ("Globe") with an indefinite life totaling $60.0 million.

Note 14—Pensions and Other Post-retirement Benefits
Components of Net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2024	2023	2024	2023
Three Months Ended June 30,
Service cost	$2,315	$1,884	$44	$53
Interest cost	5,970	5,918	248	273
Expected return on plan assets	(10,812)	(9,906)	—	—
Amortization of prior service cost (credit)	37	37	(46)	(61)
Recognized net actuarial losses	282	47	115	138
Settlements	1,308	—	—	—
Net periodic benefit (income) cost (a)	$(900)	$(2,020)	$361	$403

Six Months Ended June 30,
Service cost	$4,630	$3,768	$88	$106
Interest cost	11,940	11,836	496	546
Expected return on plan assets	(21,624)	(19,812)	—	—
Amortization of prior service cost (credit)	74	74	(92)	(122)
Recognized net actuarial losses	564	94	230	276
Settlements	1,308	—	—	—
Net periodic benefit (income) cost (a)	$(3,108)	$(4,040)	$722	$806
(a) Components of Net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Operations.

We made contributions of $2.6 million and $4.1 million to our pension plans during the six months ended June 30, 2024, and 2023, respectively. We expect to make net contributions of $5.3 million to our pension plans in 2024, which are primarily associated with statutorily required plans in the International reporting segment.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain of our foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange (gains) losses, net, in the unaudited Condensed Consolidated Statements of Operations. The notional amount of open forward contracts was $113.6 million and $110.9 million at June 30, 2024, and December 31, 2023, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	June 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$159	$2,210
Foreign exchange contracts: other current liabilities	882	242

The following table presents the unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Cash Flows location and the loss (gain) impact of derivative financial instruments:

	Six Months Ended June 30,
(In thousands)	2024	2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange (gains) losses, net	$3,659	$123
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
The reported carrying amount of our fixed rate long-term debt was $304.1 million and $312.2 million at June 30, 2024, and December 31, 2023, respectively. The fair value of this debt was $263.9 million and $278.7 million at June 30, 2024, and December 31, 2023, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 17—Commitments and Contingencies
Product liability
The Company and its subsidiaries face an inherent business risk of exposure to legal claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. Management has established reserves for the single incident product liability claims of the Company's various subsidiaries, including asserted single incident product liability claims and incurred but not reported ("IBNR") single incident claims. To determine the reserves, Management makes reasonable estimates of losses for single incident claims based on the number and characteristics of asserted claims, historical experience, sales volumes, expected settlement costs, and other relevant information. The reserve for single incident product liability claims was $1.4 million at June 30, 2024 and $1.3 million at December 31, 2023. Single incident product liability expense was $0.1 million for both the six months ended June 30, 2024, and 2023. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims.
During the second quarter of 2024, the Company recorded $5.0 million of net cost for product related legal matter. The expense is reflected within the selling, general and administration line of the unaudited Condensed Consolidated Statement of Operations.

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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Operations as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of July 17, 2024, Globe was named as a defendant in 659 lawsuits comprised of 12,137 claims, predominantly styled as individual personal injury claims and including two putative class actions. Certain of these lawsuits include MSA Safety Inc. or other Globe affiliates as defendants.
MSA LLC is also a defendant in a number of PFAS lawsuits predominantly relating to Aqueous Film-Forming Foam. The Buyer assumed responsibility for these and any similar future claims specific to MSA LLC, including such claims that have been or may be brought against MSA Safety Inc. or its subsidiaries, under the terms of the divestiture on January 5, 2023. Further information about the transaction can be found in the Company’s Current Report on Form 8-K filed on January 6, 2023.

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
The following table reconciles changes in the Company's accrued warranty reserve:

(In thousands)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Beginning warranty reserve	$14,288	$15,230
Warranty payments	(5,387)	(9,794)
Warranty claims	4,826	8,899
Provision for product warranties and other adjustments	208	(47)
Ending warranty reserve	$13,935	$14,288
Warranty expense was $5.0 million and $4.7 million for the six months ended June 30, 2024, and 2023, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
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
Revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Maintenance revenue, which is considered a non-lease component, and interest is recognized monthly over the lease term. As of June 30, 2024, the Company had remaining maintenance performance obligations of approximately $29.5 million which are expected to be recognized to revenue in approximately three years.

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

BUSINESS OVERVIEW
MSA Safety Incorporated is the global leader in advanced safety products, technology and solutions. Driven by its singular mission of safety, the Company has been at the forefront of safety innovation since 1914, protecting workers and facility infrastructure around the world across a broad range of diverse end markets while creating sustainable value for shareholders. The Company's comprehensive product line, which is governed by rigorous safety standards across highly regulated industries, is used to protect workers and facility infrastructures around the world in a broad range of markets, including fire service, energy, utility, construction and industrial manufacturing applications as well as heating, ventilation, air conditioning and refrigeration ("HVAC-R"). The Company's product portfolio includes fire service where core products include self-contained breathing apparatus ("SCBA"), protective apparel and helmets; detection where core products include fixed gas and flame detection ("FGFD") systems and portable gas detection instruments; and industrial personal protective equipment ("PPE") where core products include industrial head protection and fall protection devices.
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
International. Our International segment includes companies in Europe, the Middle East and Africa ("EMEA") and the Asia Pacific region. In our largest International subsidiaries (Germany, France, U.K., Ireland and China), we develop, manufacture and sell a wide variety of products. In China, the products manufactured are sold primarily in China as well as in regional markets. Operations in other International segment countries focus primarily on sales and distribution in their respective home country markets. Although some of these companies may perform limited production, most of their sales are of products manufactured in our plants in Germany, France, the U.S., U.K., Ireland, Morocco and China or are purchased from third-party vendors.
Corporate. The Corporate segment primarily consists of general and administrative expenses incurred in our corporate headquarters, costs associated with corporate development initiatives, legal expense, interest expense, foreign exchange gains or losses and other centrally-managed costs. Corporate general and administrative costs comprise the majority of the expense in the Corporate segment.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
Net Sales. Net sales for the three months ended June 30, 2024, were $462.5 million, an increase of $15.2 million, or 3.4%, compared to $447.3 million in the same period last year. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended June 30,		Dollar Increase	Percent Increase
(In millions, except percentage change)	2024	2023
Consolidated	$462.5	$447.3	$15.2	3.4%
Americas	314.7	308.4	6.3	2.0%
International	147.8	138.9	8.9	6.4%

Net Sales	Three Months Ended June 30, 2024 versus June 30, 2023
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	2.0%	6.4%	3.4%
Currency translation effects	0.4%	0.8%	0.5%
Organic constant currency sales change	2.4%	7.2%	3.9%
Note: Organic constant currency sales change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Net sales for the Americas segment were $314.7 million in the second quarter of 2024, an increase of $6.3 million, or 2.0%, compared to $308.4 million in the second quarter of 2023. Organic constant currency sales in the Americas segment increased 2.4%. This growth was driven by increases in detection and industrial PPE, partially offset by a decline in fire service.
Net sales for the International segment were $147.8 million in the second quarter of 2024, an increase of $8.9 million, or 6.4%, compared to $138.9 million for the second quarter of 2023. Organic constant currency sales in the International segment increased 7.2% during the quarter. Growth in fire service and detection was partially offset by a decline in industrial PPE.
The operating environment remains dynamic, and we continue to navigate these challenges to continue delivering solutions to our customers. Our end markets are generally healthy, demand trends lean positive, and we have executed initiatives to bring our backlog down to more normalized levels. Timing of orders can be a factor but we expect growth rates for the second half of 2024 to be similar to the first half. Looking forward, we continue to expect to generate mid-single digit sales growth in 2024.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the second quarter of 2024 was $223.0 million, an increase of $9.2 million or 4.3%, compared to $213.8 million for the second quarter of 2023. The ratio of gross profit to net sales was 48.2% in the second quarter of 2024 compared to 47.8% in the same quarter last year. Improved productivity, price/cost management and favorable mix of higher margin products are the leading drivers of the increase year over year.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $105.1 million during the second quarter of 2024, an increase of $8.8 million or 9.1%, compared to $96.3 million for the same period a year ago. Overall, SG&A expenses were 22.7% of net sales during the second quarter of 2024, compared to 21.5% of net sales during the same period in 2023. Organic constant currency SG&A increased by approximately $9.3 million or 9.7%. The increase in SG&A was driven by the higher level of sales, inflation, net cost for product related legal matter and higher professional service expense related to strategic initiatives partially offset by lower variable compensation.

Please refer to the SG&A expenses table for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended June 30, 2024 versus June 30, 2023
(Percent Change)	Consolidated
GAAP reported change	9.1%
Currency translation effects	0.6%
Organic Constant currency change	9.7%
Note: Organic constant currency SG&A change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Research and development expense. Research and development expense was $17.1 million during the second quarter of 2024, an increase of $1.1 million, compared to $16.0 million during the second quarter of 2023. Research and development expense was 3.7% of net sales in the second quarter of 2024 and 3.6% in the second quarter of 2023.
During the second quarter of 2024 and 2023, we capitalized $3.4 million and $3.1 million of software development costs, respectively. Depreciation expense for capitalized software development costs of $2.8 million and $2.5 million during the second quarter of 2024 and 2023, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $20.5 million and $19.1 million during the second quarter of June 30, 2024, and 2023, respectively.
Restructuring charges. Restructuring charges of $1.5 million during the second quarter of 2024 were primarily related to initiatives to optimize our manufacturing footprint and improve productivity. Restructuring charges of $3.4 million during the second quarter of 2023 were primarily related to our initiatives to adjust our cost structure and improve productivity.
Currency exchange. Currency exchange gains were $0.6 million in the second quarter of 2024 compared to losses of $3.1 million in the second quarter of 2023. During the second quarter of 2024, we recognized non-cash net cumulative translation gains of $1.2 million associated with certain foreign subsidiaries. The remaining currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances and recognized exchange loss for our Argentina affiliate operating in a hyper-inflationary environment. Refer to Note 15—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the second quarter of 2024 was $99.9 million compared to $95.0 million in the same period last year. The increase in operating income was primarily driven by higher sales and gross profit partially offset by increased SG&A.
Adjusted operating income. Americas adjusted operating income for the second quarter of 2024 was $98.5 million, an increase of $3.7 million or 3.9% compared to $94.8 million in the prior year second quarter. The increase in adjusted operating income is attributable to higher sales and gross profit, partially offset by higher SG&A expenses to support business growth.
International adjusted operating income for the second quarter of 2024 was $24.3 million, an increase of $2.6 million, or 11.7%, compared to $21.7 million in the prior year second quarter. The increase in adjusted operating income is attributable to higher sales and gross profit, partially offset by higher SG&A expenses to support business growth.
Corporate segment adjusted operating loss for the second quarter of 2024 was $14.6 million, an increase of $1.8 million in comparison to an adjusted operating loss of $12.8 million in the second quarter of 2023, driven by inflation and increased professional service fees associated with various strategic initiatives partially offset by lower variable compensation.

The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Three Months Ended June 30, 2024
(In thousands)	Americas	International	Corporate	Consolidated
Net sales to external customers	$314,711	$147,752	$—	$462,463
Operating income				99,944
Restructuring charges (Note 3)				1,543
Currency exchange gains, net				(603)
Net cost for product related legal matter				5,000
Amortization of acquisition-related intangible assets				2,306
Adjusted operating income (loss)	98,468	24,285	(14,563)	108,190
Adjusted operating margin %	31.3%	16.4%
Depreciation and amortization				13,741
Adjusted EBITDA	108,230	28,052	(14,351)	121,931
Adjusted EBITDA margin %	34.4%	19.0%

Adjusted operating income (loss)	Three Months Ended June 30, 2023
(In thousands)	Americas	International	Corporate	Consolidated
Net sales to external customers	$308,378	$138,921	$—	$447,299
Operating income				95,008
Restructuring charges (Note 3)				3,350
Currency exchange losses, net				3,110
Amortization of acquisition-related intangible assets				2,315
Adjusted operating income (loss)	94,816	21,743	(12,776)	103,783
Adjusted operating margin %	30.7%	15.7%
Depreciation and amortization				12,574
Adjusted EBITDA	103,977	24,949	(12,569)	116,357
Adjusted EBITDA margin %	33.7%	18.0%
Note: Adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin % are non-GAAP financial measures. See the "Non-GAAP Financial Measures" section below.
Total other expense, net. Total other expense, net, for the second quarter of 2024 was $5.5 million, compared to $7.5 million for the same period in 2023, driven primarily by decreased interest expense related to reduced debt balances related to prior year borrowings associated with the MSA LLC divestiture as well as increased pension income driven by a higher expected rate of return partially offset by pension settlement expense recognized in the current year.
Income taxes. The reported effective tax rate for the second quarter of 2024 was 23.5% compared to 23.3% for the second quarter of 2023. This increase from the prior year is related to a one-time benefit recorded in the second quarter of 2023 related to prior year foreign tax returns, partially offset by a decrease in nondeductible compensation.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $72.2 million for the second quarter of 2024, or $1.83 per diluted share compared to $67.1 million, or $1.70 per diluted share, for the same period last year.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
Net Sales. Net sales for the six months ended June 30, 2024, were $875.8 million, an increase of $30.2 million, or 3.6%, compared to $845.6 million in the same period last year, driven by volume growth and price realization. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Six Months Ended June 30,		Dollar Increase	Percent Increase
(In millions, except percentage change)	2024	2023
Consolidated	$875.8	$845.6	$30.2	3.6%
Americas	610.2	588.6	21.6	3.7%
International	265.5	256.9	8.6	3.3%

Net Sales	Six Months Ended June 30, 2024 versus June 30, 2023
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	3.7%	3.3%	3.6%
Currency translation effects	(0.1)%	—%	(0.1)%
Organic constant currency sales change	3.6%	3.3%	3.5%
Note: Organic constant currency sales change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Net sales for the Americas segment were $610.2 million in the six months ended June 30, 2024, an increase of $21.6 million, or 3.7%, compared to $588.6 million in the same period last year. Organic constant currency sales in the Americas segment increased 3.6% compared to the prior year period. This growth was driven by increases in most products, particularly across fire service and FGFD partially offset by a decrease in portable instruments.
Net sales for the International segment were $265.5 million in the six months ended June 30, 2024, an increase of $8.6 million, or 3.3%, compared to $256.9 million in the same period last year. Organic constant currency sales in the International segment increased 3.3% during the period. This growth was driven by strength across fire service and FGFD, partially offset by decreases in portable instruments and industrial PPE.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the six months ended June 30, 2024, was $418.6 million, an increase of $23.4 million or 5.9%, compared to $395.2 million during the same period last year. The ratio of gross profit to net sales was 47.8% during the six months ended June 30, 2024 compared to 46.7% during the same period last year. Volume leverage, price/cost management and productivity efforts contributed to the gross profit improvement.
Selling, general and administrative expenses. SG&A expenses were $199.2 million during the six months ended June 30, 2024, an increase of $11.8 million or 6.3%, compared to $187.4 million during the same period last year. Overall, SG&A expenses were 22.7% of net sales during the six months ended June 30, 2024, compared to 22.2% of net sales during the same period in 2023. Organic constant currency SG&A increased $12.0 million or 6.4%. The increase in SG&A was driven by the higher level of sales, inflation, net cost for product related legal matter and higher professional service expense partially offset by lower variable compensation.
Please refer to the selling, general, and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Six Months Ended June 30, 2024 versus June 30, 2023
(Percent Change)	Consolidated
GAAP reported change	6.3%
Currency translation effects	0.1%
Organic constant currency change	6.4%
Note: Organic constant currency SG&A change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Research and development expense. Research and development expense was $33.0 million during the six months ended June 30, 2024, an increase of $1.8 million, compared to $31.2 million during the same period last year. Research and development expense was 3.8% of net sales in the first six months ended June 30, 2024 and 3.7% in the same period of 2023.

During the six months ended June 30, 2024 and 2023, we capitalized $6.8 million and $6.1 million of software development costs, respectively. Depreciation expense for capitalized software development costs of $5.5 million and $4.8 million during the six months ended June 30, 2024 and 2023, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $39.8 million and $37.3 million during the six months ended June 30, 2024, and 2023, respectively.
Restructuring charges. Restructuring charges of $4.6 million during the six months ended June 30, 2024 were primarily related to ongoing initiatives to optimize our manufacturing footprint and improve productivity as well as management restructuring. Restructuring charges of $5.1 million during six months ended June 30, 2023 related to our ongoing initiatives to adjust our cost structure and improve productivity. We remain focused on executing programs to optimize our cost structure.
Currency exchange. Currency exchange losses were $1.7 million during the six months ended June 30, 2024, compared to $7.3 million in the same period of 2023. During 2024, we recognized non-cash net cumulative translation gains of $1.2 million associated with certain foreign subsidiaries. The remaining currency exchange activity for both periods related primarily due to foreign currency exposure on unsettled inter-company balances.
Refer to Note 15—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the six months ended June 30, 2024, and 2023, was minimal due to our divestiture of MSA LLC in January 2023, as discussed further in Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.
Loss on divestiture of MSA LLC. The $129.2 million pre-tax loss on divestiture of MSA LLC for the six months ended June 30, 2023, relates to the derecognition of all legacy cumulative trauma product liability reserves and related insurance assets of the divested subsidiary during the first quarter of 2023. The loss also includes a $341.2 million contribution of cash and cash equivalents, as well as transaction related costs of $5.6 million. Refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
GAAP operating income. Consolidated operating income for the six months ended June 30, 2024, was $180.1 million compared to $34.9 million in the same period last year. The increase in operating results was driven by the higher sales and gross profit as well as the absence of loss on divestiture of MSA LLC that was recognized in 2023, partially offset by increased SG&A expense.
Adjusted operating income. Americas adjusted operating income for the six months ended June 30, 2024 was $184.7 million, an increase of $18.2 million, or 10.9%, compared to $166.5 million in the prior year. The increase in adjusted operating income is primarily attributable to higher sales and gross profit, partially offset by higher SG&A expense to support business growth.
International adjusted operating income for the six months ended June 30, 2024, was $37.8 million, an increase of $0.3 million, or 0.7%, compared to $37.5 million in the prior year. The increase in adjusted operating income is primarily attributable to higher sales.
Corporate segment adjusted operating loss for the six months ended June 30, 2024, was $26.3 million, an increase of $3.4 million compared to an adjusted operating loss of $22.9 million in the same period of 2023 driven by inflation and increased professional service fees associated with various strategic initiatives partially offset by lower variable compensation.

The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Six Months Ended June 30, 2024
(In thousands)	Americas	International	Corporate	Consolidated
Net sales to external customers	$610,249	$265,516	$—	$875,765
GAAP operating income				180,056
Restructuring charges (Note 3)				4,560
Currency exchange losses, net				1,730
Net cost for product related legal matter				5,000
Amortization of acquisition-related intangible assets				4,620
Transaction costs(a)				234
Adjusted operating income (loss)	184,688	37,770	(26,258)	196,200
Adjusted operating margin %	30.3%	14.2%
Depreciation and amortization				26,985
Adjusted EBITDA	203,923	45,097	(25,835)	223,185
Adjusted EBITDA margin %	33.4%	17.0%
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during acquisitions and divestitures. These costs are included in selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

Adjusted operating income (loss)	Six Months Ended June 30, 2023
(In thousands)	Americas	International	Corporate	Consolidated
Net sales to external customers	$588,645	$256,916	$—	$845,561
GAAP operating income				34,947
Restructuring charges (Note 3)				5,097
Currency exchange losses, net				7,285
Loss on divestiture of MSA LLC (Note 17)				129,211
Product liability expense (Note 17)				3
Amortization of acquisition-related intangible assets				4,620
Adjusted operating income (loss)	166,510	37,522	(22,869)	181,163
Adjusted operating margin %	28.3%	14.6%
Depreciation and amortization				24,841
Adjusted EBITDA	184,471	44,007	(22,474)	206,004
Adjusted EBITDA margin %	31.3%	17.1%
Note: Adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin % are non-GAAP financial measures. See the "Non-GAAP Financial Measures" section below.

Total other expense, net. Total other expense, net, for the six months ended June 30, 2024 was $10.0 million, compared to total other income, net, of $15.2 million for the same period in 2023 due to decreased interest expense related to reduced debt balances related to prior year borrowings associated with the MSA LLC divestiture as well as increased pension income driven by a higher expected rate of return partially offset by pension settlement expense recognized in the current year.
Income taxes. The reported effective tax rate for the six months ended June 30, 2024 was 23.3% compared to 520.8% for the same period in 2023. This significant variance is primarily due to the divestiture of MSA LLC and the non-deductible loss recorded on the derecognition of the product liability reserves and related assets in the prior year . Refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on this transaction.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income (loss) attributable to MSA Safety Incorporated. Net income was $130.4 million for the six months ended June 30, 2024, or $3.30 per diluted share compared to net loss of $83.1 million, or $(2.12) per diluted share, for the same period last year.
Non-GAAP Financial Measures
This report includes certain non-GAAP financial measures and operating ratios derived from non-GAAP financial measures. These financial measures and ratios include organic constant currency revenue growth, organic constant currency SG&A change, adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin %.
Organic constant currency sales and SG&A change are non-GAAP financial measures provided by the Company to give a better understanding of the Company's underlying business performance. Organic constant currency sales and SG&A change are calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales and SG&A. The Company believes that organic constant currency revenue growth and SG&A change are useful metrics for investors, as foreign currency translation can have a material impact on revenue and SG&A trends. Organic constant currency revenue growth and SG&A change highlight ongoing business performance excluding the impact of fluctuating foreign currencies, which is outside of the Company's control.
Adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin % are non-GAAP financial measures and operating ratios derived from non-GAAP measures. Adjusted operating income (loss) is reconciled above to the nearest GAAP financial measure, Operating income (loss), and excludes restructuring, currency exchange, product liability expense, loss on divestiture of MSA LLC, net cost for product related legal matter, transaction costs and acquisition-related amortization. Adjusted EBITDA is reconciled above to the nearest GAAP financial measure, Operating income (loss) and excludes depreciation and amortization expense. Adjusted operating margin % is defined as adjusted operating income (loss) divided by segment net sales to external customers and adjusted EBITDA margin % is defined as adjusted EBITDA divided by segment net sales to external customers. These metrics are consistent with how the Company's chief operating decision maker ("CODM") evaluates segment results and makes strategic decisions about the business. Additionally, these non-gaap financial measures provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers.
Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities as well as to allocate resources. The non-GAAP financial measures and key performance indicators we use, and computational methods with respect thereto, may differ from the non-GAAP financial measures and key performance indicators, and computational methods, that our peers use to assess their performance and trends. The presentation of these non-GAAP financial measures does not comply with U.S. GAAP. These non-GAAP financial measures should be viewed as supplemental in nature, and not as a substitute for, or superior to, our reported results prepared in accordance with GAAP.

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, declared dividend payments and acquisitions. At June 30, 2024, approximately 52% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility and a term loan, both due in 2026. At June 30, 2024, approximately 84% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At June 30, 2024, the Company had cash and cash equivalents totaling $146.8 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy that prioritizes growth investments, funding our dividends and servicing debt obligations. Cash, cash equivalents and restricted cash increased $0.4 million during the six months ended June 30, 2024 compared to cash decreasing $15.6 million during the same period in 2023. We believe MSA's healthy balance sheet and access to significant capital at June 30, 2024, positions us well to navigate through challenging business conditions, supply chain constraints or other unexpected events.
Operating activities. Operating activities provided cash of $104.2 million during the six months ended June 30, 2024, compared to using cash of $190.8 million during the same period in 2023. The improved cash flow from operating activities as compared to the same period in 2023 was primarily related to the prior year contribution of $341.2 million in the divestiture of MSA LLC. Refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information. Cash flow provided by operating activities decreased slightly excluding the cash flow impact of the MSA LLC divestiture. Improved operating results were offset by higher cash usage for working capital needs, primarily inventory partially offset by improved accounts payable cash flow as well as higher cash usage for variable compensation payouts and tax prepayments both driven by prior year performance.
Investing activities. Investing activities used cash of $25.5 million during the six months ended June 30, 2024, compared to using $15.6 million during the same period in 2023. The increase in cash used in investing activities as compared to the same period in 2023 was related to increased capital expenditures to support our manufacturing footprint optimization activities. We remain committed to evaluating additional acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities used cash of $67.7 million during the six months ended June 30, 2024, compared to providing cash of $196.6 million during the same period in 2023. During the six months ended June 30, 2024, we had net payments on long-term debt of $13.3 million as compared to net proceeds from long-term debt of $236.9 million during the same period in 2023 to fund the MSA LLC divestiture. Since the MSA LLC divestiture in January 2023, we have paid down $302.3 million of our outstanding borrowings. We paid cash dividends of $38.6 million during the six months ended June 30, 2024, compared to $36.5 million in the same period in 2023. We used cash of $16.8 million during the six months ended June 30, 2024, to repurchase shares, including $10.0 million related to our share repurchase program and the remainder related to our employee stock compensation transactions compared to $3.9 million in the same period in 2023, all of which related to our employee stock compensation transactions.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro, at June 30, 2024, resulted in a translation loss of $19.5 million being recorded to the cumulative translation adjustments shareholders' equity account during the six months ended June 30, 2024, compared to a $16.2 million translation gain being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2023.
COMMITMENTS AND CONTINGENCIES
We made contributions of $2.6 million to our pension plans during the six months ended June 30, 2024. We expect to make total contributions of approximately $5.3 million to our pension plans in 2024 primarily associated with statutorily required plans in the International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2024, totaling $10.2 million, of which $1.1 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2024, the Company has $2.0 million of restricted cash in support of these arrangements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $18.9 million or 4.1% and $2.6 million or 3.5%, respectively, for the three months ended June 30, 2024.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2024, we had open foreign currency forward contracts with a U.S. dollar notional value of $113.6 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $11.4 million increase or decrease in the fair value of these contracts at June 30, 2024.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At June 30, 2024, we had $304.1 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $8.3 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At June 30, 2024, we had $286.3 million of variable rate borrowings. A 100 basis point increase or decrease in interest rates would have a $3.4 million impact on future annual earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 2024	467	$188.00	—	151,217
May 2024	52,581	190.23	52,561	96,004
June 2024	5,005	179.93	—	92,071
The share repurchase program authorizes up to $200.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were 52,561 shares repurchased during the quarter ended June 30, 2024, under this program. We do not have any other share repurchase programs.
The shares purchased during the quarter, excluding those related to the share repurchase program, are related to stock-based compensation transactions.

Item 5.	Other Information
During the three months ended June 30, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MSA SAFETY INCORPORATED

July 25, 2024	/s/ Lee B. McChesney
Lee B. McChesney
Senior Vice President and Chief Financial Officer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)