Form 10-Q
period 2024-09-30
MSA Safety Inc
filed 2024-10-24
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2024
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
As of October 18, 2024, 39,309,950 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share values)	2024	2023	2024	2023
Net sales	$432,679	$446,728	$1,308,443	$1,292,290
Cost of products sold	225,223	227,967	682,427	678,335
Gross profit	207,456	218,761	626,016	613,955

Selling, general and administrative	95,103	102,175	294,329	289,602
Research and development	16,707	17,682	49,695	48,906
Restructuring charges (Note 3)	1,184	3,285	5,744	8,382
Currency exchange losses, net	2,985	1,496	4,715	8,781
Loss on divestiture of MSA LLC (Note 17)	—	—	—	129,211
Product liability expense (Note 17)	—	—	—	3
Operating income	91,477	94,123	271,533	129,070

Interest expense	9,153	12,498	29,556	37,149
Other income, net	(5,833)	(6,037)	(16,215)	(15,487)
Total other expense, net	3,320	6,461	13,341	21,662

Income before income taxes	88,157	87,662	258,192	107,408
Provision for income taxes (Note 10)	21,509	22,406	61,171	125,235
Net income (loss)	$66,648	$65,256	$197,021	$(17,827)

Earnings (loss) per share attributable to common shareholders (Note 9):
Basic	$1.69	$1.66	$5.00	$(0.46)
Diluted	$1.69	$1.65	$4.98	$(0.46)
Dividends per common share	$0.51	$0.47	$1.49	$1.40

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$66,648	$65,256	$197,021	$(17,827)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments (Note 6)	21,329	(18,771)	1,834	(2,538)
Pension and post-retirement plan adjustments, net of tax (Note 6)	14	188	2,410	742
Unrealized gain on available-for-sale securities (Note 6)	—	—	—	2
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 6)	—	101	(1,200)	101
Total other comprehensive gain (loss), net of tax	21,343	(18,482)	3,044	(1,693)
Comprehensive income (loss)	$87,991	$46,774	$200,065	$(19,520)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$154,371	$146,442
Trade receivables, less allowance for credit loss of $7,937 and $7,065	277,346	294,678
Inventories (Note 4)	351,805	292,604
Prepaid expenses and other current assets	59,147	52,546
Total current assets	842,669	786,270

Property, plant and equipment, net (Note 5)	216,646	211,877
Operating lease right-of-use assets, net	59,393	53,298
Prepaid pension cost (Note 14)	183,915	172,161
Deferred tax assets (Note 10)	34,513	33,065
Goodwill (Note 13)	632,837	627,534
Intangible assets, net (Note 13)	254,364	266,134
Other noncurrent assets	17,590	19,811
Total assets	$2,241,927	$2,170,150

Liabilities
Notes payable and current portion of long-term debt (Note 12)	$26,915	$26,522
Accounts payable	128,031	111,872
Employees’ compensation	56,831	73,386
Other current liabilities	102,701	121,038
Total current liabilities	314,478	332,818

Long-term debt, net (Note 12)	527,807	575,170
Pensions and other employee benefits (Note 14)	144,105	143,967
Noncurrent operating lease liabilities	49,337	44,495
Deferred tax liabilities (Note 10)	103,175	102,419
Other noncurrent liabilities	7,680	4,479
Total liabilities	$1,146,582	$1,203,348

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 7)	$3,569	$3,569
Common stock, no par value (Note 7)	324,609	312,324
Treasury shares, at cost (Note 7)	(388,421)	(363,284)
Accumulated other comprehensive loss (Note 6)	(126,205)	(129,249)
Retained earnings	1,281,793	1,143,442
Total shareholders’ equity	1,095,345	966,802
Total liabilities and shareholders’ equity	$2,241,927	$2,170,150

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2024	2023
Operating Activities
Net income (loss)	$197,021	$(17,827)
Depreciation and amortization	47,563	44,965
Tax-effected loss on divestiture of MSA LLC (Note 17)	—	199,578
Stock-based compensation (Note 11)	13,446	21,506
Pension income (Note 14)	(5,316)	(6,060)
Deferred income tax benefit (Note 10)	(1,928)	(531)
Loss (gain) on asset dispositions, net	959	(671)
Pension contributions (Note 14)	(3,948)	(4,274)
Currency exchange losses, net	4,715	8,781
Product liability expense (Note 17)	—	3
Product liability payments (Note 17)	—	(5,250)
Contribution on divestiture of MSA LLC (Note 17)	—	(341,186)
Changes in:
Trade receivables	7,965	(7,449)
Inventories (Note 4)	(59,531)	15,386
Accounts payable	17,309	(4,225)
Other current assets and liabilities	(34,186)	26,518
Other noncurrent assets and liabilities	4,451	4,679
Cash Flow From (Used in) Operating Activities	188,520	(66,057)
Investing Activities
Capital expenditures	(39,814)	(30,979)
Property disposals and other investing	90	2,690
Cash Flow Used in Investing Activities	(39,724)	(28,289)
Financing Activities
Proceeds from long-term debt (Note 12)	868,644	1,507,000
Payments on long-term debt (Note 12)	(919,647)	(1,338,352)
Debt issuance costs	(200)	(1,138)
Cash dividends paid	(58,670)	(54,999)
Company stock purchases (Note 7)	(27,427)	(3,941)
Exercise of stock options (Note 7)	494	1,440
Employee stock purchase plan (Note 7)	634	497
Cash Flow (Used in) From Financing Activities	(136,172)	110,507
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,062)	(14,152)
Change in cash, cash equivalents and restricted cash	6,562	2,009
Beginning cash, cash equivalents and restricted cash	148,408	164,428
Ending cash, cash equivalents and restricted cash	$154,970	$166,437

Supplemental cash flow information:
Cash and cash equivalents	$154,371	$164,499
Restricted cash included in prepaid expenses and other current assets	599	1,938
Total cash, cash equivalents and restricted cash	$154,970	$166,437

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands, except per share values)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances June 30, 2023	$1,038,750	$(141,928)
Net income	65,256	—
Foreign currency translation adjustments	—	(18,771)
Pension and post-retirement plan adjustments, net of tax expense of $27	—	188
Reclassification from accumulated other comprehensive loss into net income (Note 6)	—	101
Common dividends ($0.47 per share)	(18,475)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances September 30, 2023	$1,085,521	$(160,410)

Balances June 30, 2024	$1,235,226	$(147,548)
Net income	66,648	—
Foreign currency translation adjustments	—	21,329
Pension and post-retirement plan adjustments, net of tax benefit of $374	—	14
Common dividends ($0.51 per share)	(20,071)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances September 30, 2024	$1,281,793	$(126,205)

Balances December 31, 2022	$1,158,347	$(158,717)
Net loss	(17,827)	—
Foreign currency translation adjustments	—	(2,538)
Pension and post-retirement plan adjustments, net of tax expense of $259	—	742
Unrecognized net gains on available-for-sale securities (Note 16)	—	2
Reclassification from accumulated other comprehensive loss into net income (Note 6)	—	101
Common dividends ($1.40 per share)	(54,969)	—
Preferred dividends ($1.6875 per share)	(30)	—
Balances September 30, 2023	$1,085,521	$(160,410)

Balances December 31, 2023	$1,143,442	$(129,249)
Net income	197,021	—
Foreign currency translation adjustments	—	1,834
Pension and post-retirement plan adjustments, net of tax benefit of $628	—	2,410
Reclassification from accumulated other comprehensive loss into net income (Note 6)	—	(1,200)
Common dividends ($1.49 per share)	(58,640)	—
Preferred dividends ($1.6875 per share)	(30)	—
Balances September 30, 2024	$1,281,793	$(126,205)
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
In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant expenses in determining segment profit or loss. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We will apply the new disclosure requirements of ASU 2023-07 in our 2024 Form 10-K and, with the exception of expanding disclosures about significant segment expenses, do not expect that the adoption of ASU 2023-07 will have a material effect on our consolidated financial statements taken as a whole.
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
The Company's net cash pool position consisted of the following:

(In thousands)	September 30, 2024
Gross cash pool position	$69,117
Less: cash pool borrowings	(65,712)
Net cash pool position	$3,405
Note 3—Restructuring Charges
During the three and nine months ended September 30, 2024, we recorded restructuring charges of $1.2 million and $5.7 million, respectively. Americas segment restructuring charges of $1.3 million during the nine months ended September 30, 2024, were related to manufacturing footprint optimization activities. International segment restructuring charges of $3.2 million during the nine months ended September 30, 2024, were related to ongoing initiatives to optimize our manufacturing footprint and improve productivity as well as management restructuring. Corporate segment restructuring charges of $1.2 million during the nine months ended September 30, 2024, were related to management restructuring.
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

Restructuring reserves are included in Other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2022	$1.7	$12.8	$0.5	$15.0
Restructuring charges	3.1	4.7	2.1	9.9
Currency translation	(0.1)	0.1	—	—
Cash payments / utilization	(3.9)	(8.6)	(2.6)	(15.1)
Reserve balances at December 31, 2023	$0.8	$9.0	$—	$9.8
Restructuring charges	1.3	3.2	1.2	5.7
Cash payments	(1.9)	(8.0)	(1.2)	(11.1)
Reserve balances at September 30, 2024	$0.2	$4.2	$—	$4.4
Note 4—Inventories
The following table sets forth the components of inventory:

(In thousands)	September 30, 2024	December 31, 2023
Finished products	$118,294	$88,687
Work in process	17,369	15,378
Raw materials and supplies	216,142	188,539
Total inventories	$351,805	$292,604
Note 5—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	September 30, 2024	December 31, 2023
Land	$4,379	$4,332
Buildings	144,364	141,027
Machinery and equipment	511,075	498,148
Construction in progress	27,482	24,404
Total	687,300	667,911
Less: accumulated depreciation	(470,654)	(456,034)
Property, plant and equipment, net	$216,646	$211,877

Note 6—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(40,256)	$(49,781)	$(42,652)	$(50,335)
Amounts reclassified from accumulated other comprehensive loss into net income (loss):
Amortization of prior service credit (Note 14)	(9)	(24)	(27)	(72)
Recognized net actuarial losses (Note 14)	397	185	3,065	555
Tax (benefit) expense	(374)	27	(628)	259
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income (loss)	14	188	2,410	742
Balance at end of period	$(40,242)	$(49,593)	$(40,242)	$(49,593)
Available-for-sale securities
Balance at beginning of period	$—	$—	$—	$(2)
Unrealized net gains on available-for-sale securities (Note 16)	—	—	—	2
Balance at end of period	$—	$—	$—	$—
Foreign currency translation
Balance at beginning of period	$(107,292)	$(92,147)	$(86,597)	$(108,380)
Reclassification from accumulated other comprehensive loss into net income (loss)(b)	—	101	(1,200)	101
Foreign currency translation adjustments	21,329	(18,771)	1,834	(2,538)
Balance at end of period	$(85,963)	$(110,817)	$(85,963)	$(110,817)
(a) Amounts reclassified from accumulated other comprehensive loss into net income (loss) are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 14—Pensions and Other Post-retirement Benefits).
(b) Reclassification from accumulated other comprehensive loss into net income (loss) relates primarily to the recognition of non-cash net cumulative translation gains associated with certain foreign subsidiaries. The reclassifications are included in Currency exchange losses, net, within the unaudited Condensed Consolidated Statements of Income.

Note 7—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both September 30, 2024 and December 31, 2023. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the nine months ended September 30, 2024 or 2023. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of September 30, 2024, or December 31, 2023.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of September 30, 2024 and December 31, 2023. No new shares were issued during the nine months ended September 30, 2024 or 2023. There were 39,309,938 and 39,317,212 shares outstanding at September 30, 2024 and December 31, 2023, respectively.
Treasury Shares - The Company has a stock repurchase program that authorizes up to $200.0 million to repurchase MSA common stock in the open market and in private transactions. The stock repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the nine months ended September 30, 2024, and 2023, the Company repurchased 108,917 and no shares, respectively, under this and the prior stock repurchase program. There were 22,771,453 and 22,764,179 treasury shares at September 30, 2024 and December 31, 2023, respectively.
The Company issues treasury shares for all stock-based benefit plans. Shares are issued from treasury at the average treasury share cost on the date of the transaction. There were 141,618 and 125,967 Treasury shares issued for these purposes during the nine months ended September 30, 2024, and 2023, respectively.
Common stock activity is summarized as follows:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$320,556	$(376,556)	$294,364	$(362,025)
Stock compensation expense	4,217	—	8,477	—
Restricted and performance stock awards	(275)	275	(15)	15
Stock options exercised	111	57	591	307
Treasury shares purchased for stock compensation programs	—	(571)	—	(70)
Share repurchase program	—	(10,027)	—	—
Balance at end of period	$324,609	$(386,822)	$303,417	$(361,773)
(a)Excludes treasury cost related to preferred stock.

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$312,324	$(361,684)	$281,980	$(359,838)
Stock compensation expense	13,446	—	21,506	—
Restricted and performance stock awards	(2,058)	2,058	(1,449)	1,449
Stock options exercised	323	171	948	492
Treasury shares purchased for stock compensation programs	—	(7,400)	—	(3,941)
Employee stock purchase program	574	60	432	65
Share repurchase program	—	(20,027)	—	—
Balance at end of period	$324,609	$(386,822)	$303,417	$(361,773)
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
Adjusted operating income (loss) is the measure used by the chief operating decision maker to evaluate segment performance and allocate resources. Adjusted operating income (loss) is defined as operating income (loss) excluding restructuring charges, currency exchange (gains) losses, product liability expense, loss on divestiture of Mine Safety Appliances Company, LLC ("MSA LLC"), net cost for product related legal matter, transaction costs and acquisition-related amortization.
The accounting principles applied at the operating segment level in determining the segment measure of profit or loss are the same as those applied at the unaudited condensed consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.
Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Consolidated Totals
Three Months Ended September 30, 2024
Net sales to external customers	$299,497	$133,182	$—	$432,679
Adjusted operating income (loss)	91,822	18,174	(12,081)	97,915
Three Months Ended September 30, 2023
Net sales to external customers	$314,273	$132,455	$—	$446,728
Adjusted operating income (loss)	93,918	22,577	(15,198)	101,297

(In thousands)	Americas	International	Corporate	Consolidated Totals
Nine Months Ended September 30, 2024
Net sales to external customers	$909,745	$398,698	$—	$1,308,443
Adjusted operating income (loss)	276,523	55,944	(38,353)	294,114
Nine Months Ended September 30, 2023
Net sales to external customers	$902,918	$389,372	$—	$1,292,290
Adjusted operating income (loss)	260,428	60,099	(38,066)	282,461

A reconciliation of total Adjusted operating income from reportable segments to Income before income taxes is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Adjusted operating income	$97,915	$101,297	$294,114	$282,461
Less:
Restructuring charges (Note 3)	1,184	3,285	5,744	8,382
Currency exchange losses, net	2,985	1,496	4,715	8,781
Interest expense	9,153	12,498	29,556	37,149
Other income, net	(5,833)	(6,037)	(16,215)	(15,487)
Amortization of acquisition-related intangible assets	2,269	2,315	6,888	6,936
Transaction costs(a)	—	78	234	78
Net cost for product related legal matter	—	—	5,000	—
Loss on divestiture of MSA LLC (Note 17)	—	—	—	129,211
Product liability expense (Note 17)	—	—	—	3
Income before income taxes	88,157	87,662	258,192	107,408
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

Total sales by product group was as follows:

Three Months Ended September 30, 2024	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$160,515	37%	$111,992	37%	$48,523	36%
Detection (b)	163,150	38%	110,459	37%	52,691	40%
Industrial PPE and Other (c)	109,014	25%	77,046	26%	31,968	24%
Total	$432,679	100%	$299,497	100%	$133,182	100%

Three Months Ended September 30, 2023	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$175,732	39%	$131,516	42%	$44,216	33%
Detection (b)	155,694	35%	105,007	33%	50,687	38%
Industrial PPE and Other (c)	115,302	26%	77,750	25%	37,552	29%
Total	$446,728	100%	$314,273	100%	$132,455	100%

Nine Months Ended September 30, 2024	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$496,478	38%	$352,730	39%	$143,748	36%
Detection (b)	473,214	36%	318,159	35%	155,055	39%
Industrial PPE and Other (c)	338,751	26%	238,856	26%	99,895	25%
Total	$1,308,443	100%	$909,745	100%	$398,698	100%

Nine Months Ended September 30, 2023	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$481,610	37%	$354,729	39%	$126,881	33%
Detection (b)	460,537	36%	308,692	34%	151,845	39%
Industrial PPE and Other (c)	350,143	27%	239,497	27%	110,646	28%
Total	$1,292,290	100%	$902,918	100%	$389,372	100%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share values)	2024	2023	2024	2023
Net income (loss)	$66,648	$65,256	$197,021	$(17,827)
Preferred stock dividends	(10)	(10)	(30)	(30)
Net income (loss) attributable to common equity	66,638	65,246	196,991	(17,857)
Dividends and undistributed earnings allocated to participating securities	(6)	(8)	(19)	(16)
Net income (loss) attributable to common shareholders	66,632	65,238	196,972	(17,873)

Basic weighted-average shares outstanding	39,362	39,303	39,370	39,267
Stock-based compensation awards(a)	133	147	160	—
Diluted weighted-average shares outstanding	39,495	39,450	39,530	39,267
Antidilutive shares	—	—	—	154

Earnings (loss) per share:
Basic	$1.69	$1.66	$5.00	$(0.46)
Diluted	$1.69	$1.65	$4.98	$(0.46)
(a) During periods in which the Company incurs a net loss, stock-based compensation awards are excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. As such, during periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equivalent to basic weighted-average shares outstanding.

Note 10—Income Taxes
The Company's effective tax rate for the three months ended September 30, 2024, was 24.4%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to state income taxes. The Company's effective tax rate for the three months ended September 30, 2023, was 25.6%, which differs from the U.S. federal statutory rate of 21% primarily due to higher earnings in higher tax jurisdictions and nondeductible compensation.
The Company's effective tax rate for the nine months ended September 30, 2024, was 23.7%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to state income taxes and nondeductible compensation. The Company's effective tax rate for the nine months ended September 30, 2023, was 116.6%, which differs from the U.S. federal statutory rate of 21% primarily due to the divestiture of MSA LLC and the non-deductible loss recorded on the derecognition of the product liability reserves and related assets. Refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on this transaction.
At September 30, 2024, the Company had a gross liability for unrecognized tax benefits of $7.2 million. The Company has recognized tax benefits associated with these liabilities of $0.6 million at September 30, 2024. The gross liability includes amounts associated with foreign tax exposure in prior periods.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $0.2 million at September 30, 2024.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.

Note 11—Stock Plans
The 2023 Management Equity Incentive Plan provides for various forms of stock-based compensation for eligible employees through May 2033 including stock options, restricted stock awards, restricted stock units and performance stock units. The 2024 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options, restricted stock awards and restricted stock units to non-employee directors through May 2034.
Stock compensation expense, included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Stock compensation expense	$4,217	$8,477	$13,446	$21,506
Income tax benefit	1,033	2,077	3,294	5,269
Stock compensation expense, net of tax	$3,184	$6,400	$10,152	$16,237
We have not capitalized any stock-based compensation expense.
A summary of stock option activity for the nine months ended September 30, 2024, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2024	26,536	$45.95
Exercised	(10,531)	46.95
Forfeited	(852)	48.65
Outstanding and exercisable at September 30, 2024	15,153	$45.10
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the nine months ended September 30, 2024, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	173,851	$142.73
Granted	82,905	178.59
Vested	(48,596)	164.57
Forfeited	(25,482)	164.47
Unvested at September 30, 2024	182,678	$150.16
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

A summary of performance stock unit activity for the nine months ended September 30, 2024, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	189,221	$146.17
Granted	40,787	177.34
Performance adjustments(a)	20,488	194.10
Vested	(77,544)	174.13
Forfeited	(10,619)	149.13
Unvested at September 30, 2024	162,333	$146.50
(a)Performance adjustments relate primarily to the final number of shares issued for the 2021 performance unit awards which vested in the first quarter of 2024 at 174% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's TSR during the three-year performance period.

Note 12—Long-Term Debt

(In thousands)	September 30, 2024	December 31, 2023
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$57,067	$62,081
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,749	99,733
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,749	99,733
2023 Term Loan credit agreement maturing in 2026, net of debt issuance costs	212,055	230,604
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,949	49,939
Senior revolving credit facility maturing in 2026, net of debt issuance costs	36,153	59,602
Total	554,722	601,692
Amounts due within one year	26,915	26,522
Long-term debt, net of debt issuance costs	$527,807	$575,170
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026 and increased the capacity to $900.0 million. The agreement was amended in August 2021 and June 2023 to transition from Sterling LIBOR reference rates and U.S. LIBOR reference rates. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on Secured Overnight Financing Rate (“SOFR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Overnight Bank Funding Rate, plus 0.5%, (iii) the Prime Rate (iv) the Daily Simple SOFR rate, plus 1.00%. The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or SOFR). The Company has a weighted average revolver interest rate of 5.80% as of September 30, 2024. At September 30, 2024, $861.5 million of the existing $900.0 million Revolving Credit Facility was unused, including letters of credit issued under the Facility. The Facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2024, the Company entered into Amendment No. 3 to the Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of September 30, 2024, the Company has outstanding £42.7 million (approximately $57.2 million at September 30, 2024) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $8.2 million at September 30, 2024) due annually through January 2031.
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
On January 5, 2023, the Company entered into a new $250 million term loan facility to fund the divestiture of MSA LLC, a wholly owned subsidiary. Under the agreement, the Company may elect either BASE or an interest rate based on SOFR. The Company pays a credit spread of 0 to 200 basis points based on the Company's net EBITDA leverage ratio and elected rate. The Company had a Term Loan interest rate of 6.35% as of September 30, 2024.
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
As of September 30, 2024, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2024, totaling $10.0 million, of which $1.5 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2024, the Company has $0.6 million of restricted cash in support of these arrangements.
Note 13—Goodwill and Intangible Assets, Net
Changes in goodwill during the nine months ended September 30, 2024, were as follows:

(In thousands)	Goodwill
Balance at January 1, 2024	$627,534
Currency translation	5,303
Balance at September 30, 2024	$632,837
At September 30, 2024, goodwill of $447.6 million and $185.2 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net, during the nine months ended September 30, 2024, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2024	$266,134
Amortization expense	(13,392)
Currency translation	1,622
Net balance at September 30, 2024	$254,364
At September 30, 2024, intangible assets, net, includes a trade name related to Globe Manufacturing Company, LLC ("Globe") with an indefinite life totaling $60.0 million.

Note 14—Pensions and Other Post-retirement Benefits
Components of Net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2024	2023	2024	2023
Three Months Ended September 30,
Service cost	$2,315	$1,884	$44	$53
Interest cost	5,970	5,918	248	273
Expected return on plan assets	(10,812)	(9,906)	—	—
Amortization of prior service cost (credit)	37	37	(46)	(61)
Recognized net actuarial losses	282	47	115	138
Net periodic benefit (income) cost (a)	$(2,208)	$(2,020)	$361	$403

Nine Months Ended September 30,
Service cost	$6,945	$5,652	$132	$159
Interest cost	17,910	17,754	744	819
Expected return on plan assets	(32,436)	(29,718)	—	—
Amortization of prior service cost (credit)	111	111	(138)	(183)
Recognized net actuarial losses	846	141	345	414
Settlements	1,308	—	—	—
Net periodic benefit (income) cost (a)	$(5,316)	$(6,060)	$1,083	$1,209
(a) Components of Net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Operations.

We made contributions of $3.9 million and $4.3 million to our pension plans during the nine months ended September 30, 2024, and 2023, respectively. We expect to make net contributions of $5.3 million to our pension plans in 2024, which are primarily associated with statutorily required plans in the International reporting segment.
Note 15—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain of our foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the unaudited Condensed Consolidated Statements of Operations. The notional amount of open forward contracts was $184.8 million and $110.9 million at September 30, 2024, and December 31, 2023, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	September 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$—	$2,210
Foreign exchange contracts: other current liabilities	1,038	242

The following table presents the unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Cash Flows location and the loss impact of derivative financial instruments:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$1,683	$2,986
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
The reported carrying amount of our fixed rate long-term debt was $307.2 million and $312.2 million at September 30, 2024, and December 31, 2023, respectively. The fair value of this debt was $278.1 million and $278.7 million at September 30, 2024, and December 31, 2023, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 17—Commitments and Contingencies
Product liability
The Company and its subsidiaries face an inherent business risk of exposure to legal claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Product liability claims are categorized as either single incident or cumulative trauma.
Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. Management has established reserves for the single incident product liability claims of the Company's various subsidiaries, including asserted single incident product liability claims and incurred but not reported ("IBNR") single incident claims. To determine the reserves, Management makes reasonable estimates of losses for single incident claims based on the number and characteristics of asserted claims, historical experience, sales volumes, expected settlement costs, and other relevant information. The reserve for single incident product liability claims was $0.8 million at September 30, 2024 and $1.3 million at December 31, 2023. Single incident product liability benefit was $0.2 million and $0.1 million for the nine months ended September 30, 2024, and 2023, respectively. Single incident product liability exposures are evaluated on an annual basis, or more frequently if changing circumstances warrant. Adjustments are made to the reserve as appropriate. The reserve has not been discounted to present value and does not include future amounts which will be spent to defend the claims.
During the first nine months of 2024, the Company recorded $5.0 million of net cost for product related legal matter. The expense is reflected within the selling, general and administration line of the unaudited Condensed Consolidated Statement of Operations.

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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Operations as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of October 15, 2024, Globe was named as a defendant in 535 lawsuits comprised of 7,850 claims, predominantly styled as individual personal injury claims and including two putative class actions. Certain of these lawsuits include MSA Safety Inc. or other Globe affiliates as defendants.
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
The following table reconciles changes in the Company's accrued warranty reserve:

(In thousands)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Beginning warranty reserve	$14,288	$15,230
Warranty payments	(8,518)	(9,794)
Warranty claims	7,370	8,899
Provision for product warranties and other adjustments	515	(47)
Ending warranty reserve	$13,655	$14,288
Warranty expense was $7.9 million and $6.7 million for the nine months ended September 30, 2024, and 2023, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
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
Revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Maintenance revenue, which is considered a non-lease component, and interest is recognized monthly over the lease term. As of September 30, 2024, the Company had remaining maintenance performance obligations of approximately $28.7 million which are expected to be recognized to revenue in approximately three years.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
Net Sales. Net sales for the three months ended September 30, 2024, were $432.7 million, a decrease of $14.0 million, or 3.1%, compared to $446.7 million in the same period last year. Please refer to the Net Sales table for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended September 30,		Dollar (Decrease) Increase	Percent (Decrease) Increase
(In millions, except percentage change)	2024	2023
Consolidated	$432.7	$446.7	$(14.0)	(3.1)%
Americas	299.5	314.3	(14.8)	(4.7)%
International	133.2	132.4	0.8	0.6%

Net Sales	Three Months Ended September 30, 2024 versus September 30, 2023
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	(4.7)%	0.6%	(3.1)%
Currency translation effects	1.3%	(1.4)%	0.5%
Organic constant currency sales change	(3.4)%	(0.8)%	(2.6)%
Note: Organic constant currency sales change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Net sales for the Americas segment were $299.5 million in the third quarter of 2024, a decrease of $14.8 million, or 4.7%, compared to $314.3 million in the third quarter of 2023. Organic constant currency sales in the Americas segment decreased 3.4% during the period. This decrease was driven by a decline in fire service, primarily SCBA where delayed timing of large order delivery was a factor, partially offset by an increase in detection, primarily portables.
Net sales for the International segment were $133.2 million in the third quarter of 2024, an increase of $0.8 million, or 0.6%, compared to $132.4 million for the third quarter of 2023. Organic constant currency sales in the International segment decreased 0.8% during the period. Growth in fire service and detection was mostly offset by a decline in industrial PPE.
The operating environment remains dynamic. Looking forward, we expect to finish 2024 with mid-single-digit sales growth in the fourth quarter, resulting in low-single-digit top-line growth for the full year.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the third quarter of 2024 was $207.5 million, a decrease of $11.3 million or 5.2%, compared to $218.8 million for the third quarter of 2023. The ratio of gross profit to net sales was 47.9% in the third quarter of 2024 compared to 49.0% in the same quarter last year. The decrease in gross profit margin is primarily related to lower sales volume. Effective price/cost management and productivity improvements offset inflationary pressures.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $95.1 million during the third quarter of 2024, a decrease of $7.1 million or 6.9%, compared to $102.2 million for the same period a year ago. Overall, SG&A expenses were 22.0% of net sales during the third quarter of 2024, compared to 22.9% of net sales during the same period in 2023. Organic constant currency SG&A decreased by approximately $6.9 million or 6.7%. The decrease in SG&A was driven by lower variable compensation and discretionary expense management, partially offset by inflation and professional service expense related to strategic initiatives.

Please refer to the SG&A expenses table for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended September 30, 2024 versus September 30, 2023
(Percent Change)	Consolidated
GAAP reported change	(6.9)%
Currency translation effects	0.2%
Organic Constant currency change	(6.7)%
Note: Organic constant currency SG&A change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Research and development expense. Research and development expense was $16.7 million during the third quarter of 2024, a decrease of $1.0 million, compared to $17.7 million during the third quarter of 2023. Research and development expense was 3.9% of net sales in the third quarter of 2024 and 4.0% in the third quarter of 2023.
During the third quarter of 2024 and 2023, we capitalized $3.2 million and $3.3 million of software development costs, respectively. Depreciation expense for capitalized software development costs of $2.7 million for both the third quarter of 2024 and 2023, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $19.9 million and $21.0 million during the third quarter of September 30, 2024, and 2023, respectively.
Restructuring charges. Restructuring charges of $1.2 million during the third quarter of 2024 were primarily related to initiatives to optimize our manufacturing footprint and improve productivity. Restructuring charges of $3.3 million during the third quarter of 2023 were primarily related to initiatives to optimize our manufacturing footprint and drive profitable growth.
Currency exchange. Currency exchange losses were $3.0 million in the third quarter of 2024 compared to $1.5 million in the third quarter of 2023. The currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances and recognized exchange loss for our Argentina affiliate operating in a hyper-inflationary environment. Refer to Note 15—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the third quarter of 2024 was $91.5 million compared to $94.1 million in the same period last year. The decrease in operating income was primarily driven by lower sales and gross profit partially offset by productivity improvements and lower SG&A as discussed further above.
Adjusted operating income. Americas adjusted operating income for the third quarter of 2024 was $91.8 million, a decrease of $2.1 million or 2.2% compared to $93.9 million in the prior year third quarter. The decrease in adjusted operating income is attributable to lower sales volumes partially offset by a decline in SG&A expenses. Effective price/cost management and productivity improvements offset inflationary pressures.
International adjusted operating income for the third quarter of 2024 was $18.2 million, a decrease of $4.4 million, or 19.5%, compared to $22.6 million in the prior year third quarter. The decrease in adjusted operating income is attributable to lower sales volumes partially offset by productivity improvements and pricing.
Corporate segment adjusted operating loss for the third quarter of 2024 was $12.1 million, a decrease of $3.1 million, compared to an adjusted operating loss of $15.2 million in the third quarter of 2023, driven by lower variable compensation partially offset by inflation and increased professional service fees associated with various strategic initiatives.

The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Three Months Ended September 30, 2024
(In thousands)	Americas	International	Corporate	Consolidated
Net sales to external customers	$299,497	$133,182	$—	$432,679
Operating income				91,477
Restructuring charges (Note 3)				1,184
Currency exchange losses, net				2,985
Amortization of acquisition-related intangible assets				2,269
Adjusted operating income (loss)	91,822	18,174	(12,081)	97,915
Adjusted operating margin %	30.7%	13.6%
Depreciation and amortization				13,690
Adjusted EBITDA	101,339	22,119	(11,853)	111,605
Adjusted EBITDA margin %	33.8%	16.6%

Adjusted operating income (loss)	Three Months Ended September 30, 2023
(In thousands)	Americas	International	Corporate	Consolidated
Net sales to external customers	$314,273	$132,455	$—	$446,728
Operating income				94,123
Restructuring charges (Note 3)				3,285
Currency exchange losses, net				1,496
Amortization of acquisition-related intangible assets				2,315
Transaction costs(a)				78
Adjusted operating income (loss)	93,918	22,577	(15,198)	101,297
Adjusted operating margin %	29.9%	17.0%
Depreciation and amortization				13,189
Adjusted EBITDA	103,157	26,289	(14,960)	114,486
Adjusted EBITDA margin %	32.8%	19.8%
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

Note: Adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin % are non-GAAP financial measures. See the "Non-GAAP Financial Measures" section below.
Total other expense, net. Total other expense, net, for the third quarter of 2024 was $3.3 million, compared to $6.5 million for the same period in 2023, driven primarily by decreased interest expense related to reduced debt balances related to prior year borrowings associated with the MSA LLC divestiture as well as increased pension income driven by a higher expected rate of return.

Income taxes. The reported effective tax rate for the third quarter of 2024 was 24.4% compared to 25.6% for the third quarter of 2023. The decrease from the prior year was primarily driven by discrete benefits booked in the third quarter of 2024 related to the filing of prior period tax returns and a decrease in nondeductible compensation.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $66.6 million for the third quarter of 2024, or $1.69 per diluted share compared to $65.3 million, or $1.65 per diluted share, for the same period last year.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Net Sales. Net sales for the nine months ended September 30, 2024, were $1.31 billion, an increase of $16.1 million, or 1.2%, compared to $1.29 billion in the same period last year. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Nine Months Ended September 30,		Dollar Increase	Percent Increase
(In millions, except percentage change)	2024	2023
Consolidated	$1,308.4	$1,292.3	$16.1	1.2%
Americas	909.7	902.9	6.8	0.8%
International	398.7	389.4	9.3	2.4%

Net Sales	Nine Months Ended September 30, 2024 versus September 30, 2023
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	0.8%	2.4%	1.2%
Currency translation effects	0.3%	(0.5)%	0.2%
Organic constant currency sales change	1.1%	1.9%	1.4%
Note: Organic constant currency sales change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Net sales for the Americas segment were $909.7 million in the nine months ended September 30, 2024, an increase of $6.8 million, or 0.8%, compared to $902.9 million in the same period last year. Organic constant currency sales in the Americas segment increased 1.1% during the period. This growth was driven by an increase in detection.
Net sales for the International segment were $398.7 million in the nine months ended September 30, 2024, an increase of $9.3 million, or 2.4%, compared to $389.4 million in the same period last year. Organic constant currency sales in the International segment increased 1.9% during the period. This growth was driven by strength across fire service and detection, partially offset by a decline in industrial PPE.
Refer to Note 8—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the nine months ended September 30, 2024, was $626.0 million, an increase of $12.0 million or 2.0%, compared to $614.0 million during the same period last year. The ratio of gross profit to net sales was 47.8% during the nine months ended September 30, 2024 compared to 47.5% during the same period last year. Volume leverage, price/cost management and productivity efforts offset inflationary pressures and contributed to the gross profit margin improvement.
Selling, general and administrative expenses. SG&A expenses were $294.3 million during the nine months ended September 30, 2024, an increase of $4.7 million or 1.6%, compared to $289.6 million during the same period last year. Overall, SG&A expenses were 22.5% of net sales during the nine months ended September 30, 2024, compared to 22.4% of net sales during the same period in 2023. Organic constant currency SG&A increased $5.1 million or 1.8%. The increase in SG&A was driven by higher commercial costs associated with volume growth, inflation, net cost for product related legal matter and higher professional service expense partially offset by lower variable compensation and discretionary cost management.
Please refer to the selling, general, and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Nine Months Ended September 30, 2024 versus September 30, 2023
(Percent Change)	Consolidated
GAAP reported change	1.6%
Currency translation effects	0.2%
Organic constant currency change	1.8%
Note: Organic constant currency SG&A change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Research and development expense. Research and development expense was $49.7 million during the nine months ended September 30, 2024, an increase of $0.8 million, compared to $48.9 million during the same period last year. Research and development expense was 3.8% of net sales in both the nine months ended September 30, 2024 and 2023.
During the nine months ended September 30, 2024 and 2023, we capitalized $10.0 million and $9.4 million of software development costs, respectively. Depreciation expense for capitalized software development costs of $8.2 million and $7.5 million during the nine months ended September 30, 2024 and 2023, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Operations.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $59.7 million and $58.3 million during the nine months ended September 30, 2024, and 2023, respectively.
Restructuring charges. Restructuring charges of $5.7 million during the nine months ended September 30, 2024 were primarily related to ongoing initiatives to optimize our manufacturing footprint and improve productivity as well as management restructuring. Restructuring charges of $8.4 million during nine months ended September 30, 2023 related to our ongoing initiatives to adjust our cost structure and improve productivity. We remain focused on executing programs to optimize our cost structure.
Currency exchange. Currency exchange losses were $4.7 million during the nine months ended September 30, 2024, compared to $8.8 million in the same period of 2023. During 2024, we recognized non-cash net cumulative translation gains of $1.2 million associated with certain foreign subsidiaries. The remaining currency exchange activity for both periods related primarily due to foreign currency exposure on unsettled inter-company balances and recognized exchange loss for our Argentina affiliate operating in a hyper-inflationary environment.
Refer to Note 15—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense for the nine months ended September 30, 2024, and 2023, was minimal due to our divestiture of MSA LLC in January 2023, as discussed further in Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q.
Loss on divestiture of MSA LLC. The $129.2 million pre-tax loss on divestiture of MSA LLC for the nine months ended September 30, 2023, relates to the derecognition of all legacy cumulative trauma product liability reserves and related insurance assets of the divested subsidiary during the first quarter of 2023. The loss also includes a $341.2 million contribution of cash and cash equivalents, as well as transaction related costs of $5.6 million. Refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.
GAAP operating income. Consolidated operating income for the nine months ended September 30, 2024, was $271.5 million compared to $129.1 million in the same period last year. The increase in operating results was driven by the higher sales and gross profit margin as well as the absence of loss on divestiture of MSA LLC that was recognized in 2023, partially offset by increased SG&A expense.
Adjusted operating income. Americas adjusted operating income for the nine months ended September 30, 2024 was $276.5 million, an increase of $16.1 million, or 6.2%, compared to $260.4 million in the prior year. The increase in adjusted operating income is primarily attributable to higher sales and gross profit margin due to effective price/cost management partially offset by higher SG&A expense to support business growth.
International adjusted operating income for the nine months ended September 30, 2024, was $55.9 million, a decrease of $4.2 million, or 6.9%, compared to $60.1 million in the prior year. The decrease in adjusted operating income is primarily attributable to lower sales volumes and unfavorable mix.
Corporate segment adjusted operating loss for the nine months ended September 30, 2024, was $38.4 million, an increase of $0.3 million compared to an adjusted operating loss of $38.1 million in the same period of 2023 driven by inflation and increased professional service fees associated with various strategic initiatives partially offset by lower variable compensation.

The following tables represent a reconciliation from GAAP operating income to adjusted operating income (loss) and adjusted EBITDA. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

Adjusted operating income (loss)	Nine Months Ended September 30, 2024
(In thousands)	Americas	International	Corporate	Consolidated
Net sales to external customers	$909,745	$398,698	$—	$1,308,443
GAAP operating income				271,533
Restructuring charges (Note 3)				5,744
Currency exchange losses, net				4,715
Net cost for product related legal matter				5,000
Amortization of acquisition-related intangible assets				6,888
Transaction costs(a)				234
Adjusted operating income (loss)	276,523	55,944	(38,353)	294,114
Adjusted operating margin %	30.4%	14.0%
Depreciation and amortization				40,675
Adjusted EBITDA	305,275	67,216	(37,702)	334,789
Adjusted EBITDA margin %	33.6%	16.9%
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

Adjusted operating income (loss)	Nine Months Ended September 30, 2023
(In thousands)	Americas	International	Corporate	Consolidated
Net sales to external customers	$902,918	$389,372	$—	$1,292,290
GAAP operating income				129,070
Restructuring charges (Note 3)				8,382
Currency exchange losses, net				8,781
Loss on divestiture of MSA LLC (Note 17)				129,211
Product liability expense (Note 17)				3
Amortization of acquisition-related intangible assets				6,936
Transaction costs(a)				78
Adjusted operating income (loss)	260,428	60,099	(38,066)	282,461
Adjusted operating margin %	28.8%	15.4%
Depreciation and amortization				38,029
Adjusted EBITDA	287,628	70,296	(37,434)	320,490
Adjusted EBITDA margin %	31.9%	18.1%
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

Note: Adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin % are non-GAAP financial measures. See the "Non-GAAP Financial Measures" section below.

Total other expense, net. Total other expense, net, for the nine months ended September 30, 2024 was $13.3 million, compared to $21.7 million for the same period in 2023. The decrease in total other expense, net is primarily due to decreased interest expense related to reduced debt balances related to prior year borrowings associated with the MSA LLC divestiture as well as increased pension income driven by a higher expected rate of return partially offset by pension settlement expense recognized in the current year.
Income taxes. The reported effective tax rate for the nine months ended September 30, 2024 was 23.7% compared to 116.6% for the same period in 2023. This significant variance is primarily due to the divestiture of MSA LLC and the non-deductible loss recorded on the derecognition of the product liability reserves and related assets in the prior year. Refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information on this transaction.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income (loss) attributable to MSA Safety Incorporated. Net income was $197.0 million for the nine months ended September 30, 2024, or $4.98 per diluted share compared to net loss of $17.8 million, or $(0.46) per diluted share, for the same period last year.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, declared dividend payments and acquisitions. At September 30, 2024, approximately 55% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility and a term loan, both due in 2026. At September 30, 2024, approximately 90% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At September 30, 2024, the Company had cash and cash equivalents totaling $154.4 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy that prioritizes growth investments, funding our dividends and servicing debt obligations. Cash, cash equivalents and restricted cash increased $6.6 million during the nine months ended September 30, 2024 compared to increasing $2.0 million during the same period in 2023. We believe MSA's healthy balance sheet and access to significant capital at September 30, 2024, positions us well to navigate through challenging business conditions, supply chain constraints and other unexpected events.
Operating activities. Operating activities provided cash of $188.5 million during the nine months ended September 30, 2024, compared to using cash of $66.1 million during the same period in 2023. The improved cash flow from operating activities as compared to the same period in 2023 was primarily related to the prior year contribution of $341.2 million in the divestiture of MSA LLC. Refer to Note 17—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information. Excluding the cash flow impact of the MSA LLC divestiture for 2023, cash flow provided by operating activities decreased by $91.9 million, as improved operating results were completely offset by higher cash usage for working capital needs as well as increased cash usage for variable compensation payouts and tax prepayments both driven by prior year performance. The working capital cash usage increase related primarily to inventory purchases to support customer demand which were partially offset by improved accounts payable and accounts receivable management.
Investing activities. Investing activities used cash of $39.7 million during the nine months ended September 30, 2024, compared to using $28.3 million during the same period in 2023. The increase in cash used in investing activities as compared to the same period in 2023 was related to increased capital expenditures to support our manufacturing footprint optimization activities and IT systems implementation. We remain committed to evaluating additional acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities used cash of $136.2 million during the nine months ended September 30, 2024, compared to providing cash of $110.5 million during the same period in 2023. During the nine months ended September 30, 2024, we had net payments on long-term debt of $51.0 million as compared to net proceeds from long-term debt of $168.6 million during the same period in 2023 to fund the MSA LLC divestiture. We paid cash dividends of $58.7 million during the nine months ended September 30, 2024, compared to $55.0 million in the same period in 2023. We used cash of $27.4 million during the nine months ended September 30, 2024, to repurchase shares, including $20.0 million related to our share repurchase program and the remainder related to our employee stock compensation transactions compared to $3.9 million in the same period in 2023, all of which related to our employee stock compensation transactions.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro, at September 30, 2024, resulted in a translation gain of $1.8 million being recorded to the cumulative translation adjustments shareholders' equity account during the nine months ended September 30, 2024, compared to a $2.5 million translation loss being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2023.
COMMITMENTS AND CONTINGENCIES
We made contributions of $3.9 million to our pension plans during the nine months ended September 30, 2024. We expect to make total contributions of approximately $5.3 million to our pension plans in 2024 primarily associated with statutorily required plans in the International segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2024, totaling $10 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2024, the Company has $0.6 million of restricted cash in support of these arrangements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $17.5 million or 4.0% and $1.9 million or 2.8%, respectively, for the three months ended September 30, 2024.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2024, we had open foreign currency forward contracts with a U.S. dollar notional value of $184.8 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $18.5 million increase or decrease in the fair value of these contracts at September 30, 2024.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At September 30, 2024, we had $307.2 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $7.6 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At September 30, 2024, we had $249.5 million of variable rate borrowings. A 100 basis point increase or decrease in interest rates would have a $2.6 million impact on future annual earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2024	4,717	$188.84	4,545	1,002,611
August 2024	38,652	179.05	36,395	1,000,084
September 2024	16,097	173.70	15,416	1,014,850
The share repurchase program authorizes up to $200.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were 56,356 shares repurchased during the quarter ended September 30, 2024, under this program. We do not have any other share repurchase programs.
The shares purchased during the quarter, excluding those related to the share repurchase program, are related to stock-based compensation transactions.

Item 5.	Other Information
During the three months ended September 30, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MSA SAFETY INCORPORATED

October 24, 2024	/s/ Lee B. McChesney
Lee B. McChesney
Senior Vice President and Chief Financial Officer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)