Form 10-K
period 2024-12-31
MSA Safety Inc
filed 2025-02-14
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates as of June 30, 2024, was approximately $7.3 billion. As of February 7, 2025, there were outstanding 39,251,698 shares of common stock, no par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the May 13, 2025, Annual Meeting of Shareholders are incorporated by reference into Part III.

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

PART I
Item 1. Business
Overview—MSA Safety Incorporated (the "Company" or "MSA") is the global leader in advanced safety products, technology and solutions. Driven by its singular mission of safety, the Company has been at the forefront of safety innovation since 1914, protecting workers and facility infrastructure around the world across a broad range of diverse end markets while creating sustainable value for shareholders. The Company's comprehensive product line, which is governed by rigorous safety standards across highly regulated industries, is used to protect workers and facility infrastructures around the world in a broad range of markets, including fire service, energy, utility, construction and industrial manufacturing applications as well as heating, ventilation, air conditioning and refrigeration ("HVAC-R"). The Company's principal product categories are fire service, detection and industrial personal protective equipment ("PPE"). Core products for fire service include self-contained breathing apparatus ("SCBA"), protective apparel and helmets; core products for detection include fixed gas and flame detection ("FGFD") systems and portable gas detection instruments; and core products for industrial PPE include industrial head protection and fall protection devices.
In addition to its principal product categories, MSA continues to deploy and grow its MSA+™ solution, a business approach that combines MSA hardware, software, and services to simplify safety operations for customers and deliver recurring revenue. Examples of MSA+ offerings include MSA Grid and MSA FireGrid – cloud-hosted software platforms that provide situational awareness to customers during hazardous industrial and fire service activities while also streamlining everyday safety compliance and equipment maintenance procedures.
The Company’s leading market positions across various products in our portfolio are supported and enabled by a strong commitment to investing in new product development that continually raises the bar for safety equipment performance, all while upholding an unwavering commitment to integrity. We dedicate significant resources to research and development, which allows us to produce innovative safety products and solutions that are often first to market and usually protected by intellectual property. Our global product development teams include cross-functional associates throughout the Company, including research and development, marketing, sales, operations and quality management. Our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations to develop industry-specific product standards and to anticipate their impact on our product line.
We leverage the MSA Business System ("MBS") to develop and introduce innovative safety solutions, secure new business opportunities, and operate with greater efficiency. The MBS is our approach to working at our best - at our most efficient and most empowered. It is a combination of behaviors, processes and tools that provide a framework to run the business and continuously improve. We strive to serve our customers and help them solve their safety and compliance challenges while creating value for our shareholders. As part of our differentiated development process, we embed ourselves with our customers to deeply understand their processes, pain points and desired outcomes. Our commitment to MBS has enabled us to drive customer satisfaction and profitable growth while generating significant improvements in operating results.
Segments—We tailor our product and solution offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into four geographic operating segments that are aggregated into three reportable segments: Americas, International and Corporate. Segment information is presented in Note 9—Segment Information of the consolidated financial statements in Part II Item 8 of this Form 10-K.
Because our consolidated financial statements are stated in U.S. dollars and much of our business is conducted outside the U.S., currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.
Products and solutions —We design, manufacture, and sell a comprehensive line of safety products and solutions to protect workers and facility infrastructures around the world. Our products and solutions protect people and critical infrastructure against a wide variety of hazardous or life-threatening situations.
The following is a brief description of each of our product categories:
Core products. MSA's corporate strategy includes a focus on providing customers a number of core products, where we have leading market positions and a distinct competitive advantage. Core products, as mentioned above, include breathing apparatus where SCBA is the principal product, firefighter helmets and protective apparel, FGFD, portable gas detection instruments, industrial head protection products and fall protection devices. Core products comprised approximately 92% and 91% of sales in 2024 and 2023, respectively.

The following is a brief description of our core product offerings within each of our Fire Service, Detection and Industrial PPE portfolios:
Fire Service
Breathing apparatus products. The Company's primary breathing apparatus solution is the SCBA. SCBA are used by first responders, manufacturing and process industry plant workers and others entering an environment deemed immediately dangerous to life and health. The SCBA functions together with various MSA cloud-based software modules and proprietary accessories to create a complete and customizable solution for our customers. Our primary breathing apparatus product in the Americas segment, the MSA G1 SCBA, is a platform that offers many differentiated features. With new hardware and software upgrades always under development, this platform continues to evolve to meet our customers’ needs. The MSA M1 SCBA, which is our primary breathing apparatus product in the International segment, represents the most advanced and ergonomic SCBA we have launched in the International markets. The “M” stands for modular, which is a critical design element that allows this platform to meet the needs of customers around the world. We sell breathing apparatus across both the Americas and International segments.
Firefighter helmets and protective apparel. We offer a complete line of fire helmets that includes our Cairns® and Gallet® helmet brands. Our Cairns helmets are primarily used by firefighters in North America while the Gallet helmets are primarily used by firefighters across our International segment. We recently introduced our Cairns® 1836 Fire Helmet, which includes embedded radio frequency identification (RFID) technology, providing the ability to quickly locate assets, through MSA’s FireGrid Inventory Management software. Globe Holding Company, LLC ("Globe") and B T Q Limited ("Bristol Uniforms"), two of our subsidiaries, are both leading innovators and providers of firefighter protective apparel.
Detection
FGFD systems. Our permanently installed FGFD solutions are used in energy and utility applications, HVAC-R, water and wastewater, food retail and general industrial production facilities to detect the presence or absence of various gases in the air. Typical applications of these systems include the detection of an oxygen deficiency in confined spaces or the presence of combustible or toxic gases as well as detecting leaks of refrigerants. The FGFD product and solution line generates a meaningful portion of overall revenue from recurring business including replacement components and related service. We sell these products and solutions in both our Americas and International segments. Key products and solutions include:
•Fixed gas detection monitoring systems. This product line is used to monitor for combustible and toxic gases and oxygen deficiency in virtually any application where continuous monitoring is required. Our systems are used for gas detection in energy, pulp and paper, wastewater, refrigerant monitoring, pharmaceutical production and general industrial applications. Some of our flagship products include the Ultima®X5000 and S5000 gas monitors, which enhance facility and worker safety while lowering overall cost of ownership for our customers through differentiated sensor technology. These systems utilize a wide array of sensor technologies including electrochemical, catalytic, infrared and ultrasonic.
•Flame detectors and open-path infrared gas detectors. These instruments are used for plant-wide monitoring of toxic gases and for detecting the presence of flames. These systems use infrared optics to detect potentially hazardous conditions across long distances, making them suitable for use in applications such as processing industries, storage vessels and HVAC ducts.
•Refrigerant detection and identification. Our refrigerant leak detection monitors, such as the MSA Bacharach® Multi-Zone Gas Monitor and the MSA Chillgard® 5000 Refrigerant Leak Monitor, help identify and mitigate refrigerant leaks. Users can enhance their leak detection and mitigation efforts by utilizing MSA+ solutions, like the MSA Parasense Refrigerant Tracking and Compliance software and the MSA Parasense Enterprise Leak Detection software. These solutions provide users with real-time monitoring and alerts.
Portable gas detection instruments. Our handheld portable gas detection instruments are used to detect the presence or absence of various gases in the air. The product line is used by energy, utility, general industrial workers as well as first responders or anyone working in a confined space environment. Typical applications of these instruments include the detection of an oxygen deficiency in confined spaces or the presence of combustible or toxic gases. Our single- and multi-gas detectors provide portable solutions for detecting the presence of oxygen, combustible gases and various toxic gases, including hydrogen sulfide, carbon monoxide, ammonia and chlorine, either singularly or up to six gases at once. Our ALTAIR® 2X, ALTAIR 4XR and ALTAIR 5X Multigas Detectors, with our internally developed XCell® sensor technology, provide faster response times and unsurpassed durability. Our newest multigas detector, the ALTAIR® io™ 4, is a portable gas detection wearable designed with fully integrated connectivity for real-time visibility across worksites. We sell portable gas detection instruments in both our Americas and International segments.

Industrial PPE and Other
Industrial head protection. We offer a complete line of industrial head protection and accessories that includes the iconic V-Gard® helmet brand, a bellwether product in MSA's portfolio for over 50 years. We offer customers a wide range of color choices for V-Gard helmets, and we are a leader in the application of customized logos. Our V-Gard H2™ safety helmet incorporates the latest technology to help protect against lateral impacts. The optional Mips® brain protection system for industrial safety helmets adds another layer of protection designed to help reduce the risk of brain trauma. Our industrial head protection products have a wide user base, including energy, utility, non-residential construction and industrial workers.
Fall protection. Our broad line of fall protection equipment includes harnesses, lanyards, self-retracting lifelines, engineered systems and confined space equipment. Fall protection equipment is used by workers in the construction, energy, utilities and aerospace industries as well as general industrial applications and anyone working from height in both our Americas and International segments. MSA’s V-Series® fall protection equipment has transformed the Company’s harness and self-retracting lanyard portfolio, with over 50 fall protection products launched over the past several years. Additionally, our V-TEC® io1 self-retracting lifeline has a patented smart hook connector that uses radio-frequency identification (RFID) technology to alert wearers when they are not secured to an anchorage point.
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
Customers—Our customers generally fall into two categories: distributors and end-user customers. In our Americas segment, the majority of our sales are made through distribution. In our International segment, sales are made through both indirect and direct sales channels. For the year ended December 31, 2024, no individual customer represented more than 10% of our sales.
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
We believe our sales and distribution strategy allows us to deliver a customer value proposition that differentiates our products and solutions from those of our competitors, resulting in increased customer loyalty and demand.
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
Competition—The global safety products and solutions market is broad and highly fragmented with few participants offering a comprehensive line of safety products and solutions. The sophisticated safety products market in which we compete is comprised of both core and non-core offerings and is a subset of the larger safety market. We maintain leading positions across various products in our portfolio. Over the long-term, we believe global demand for safety products and solutions will continue to grow. Purchases of these products and solutions are non-discretionary, protecting workers' health and critical infrastructure in hazardous and life-threatening work environments. Their use is often mandated by government and industry regulations, which are increasingly enforced on a global basis.
The safety products and solutions market is highly competitive, with participants ranging in size from small companies focusing on a single type of PPE to several large multinational corporations that manufacture and supply many types of sophisticated safety products and solutions. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, technology, cost of ownership, comfort, design and style), brand name recognition and after-market service support.

We believe we compete favorably within each of our operating segments as a result of our high quality, innovative offerings and strong brand trust and recognition.
Research and Development—To achieve and maintain our market leading positions, we operate several sophisticated research and development facilities. We believe our dedication and commitment to innovation and research and development allows us to produce state-of-the-art safety products and solutions that are often first to market and exceed industry standards. Our primary engineering groups are located in the United States, Germany, France, China and South Africa. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the Company, including research and development, marketing, sales, operations and quality management. These teams are responsible for setting product line strategies based on their understanding of customers' needs and available technology, as well as the opportunities and challenges they foresee in each product area. We believe our team-based, cross-geographical and cross-functional approach to new product development is a source of competitive advantage. Our approach to the new product development process allows us to tailor our product offerings and product line strategies to satisfy distinct customer preferences and industry regulations that vary across our operating segments.
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
Raw Materials and Suppliers—Many of the components of our products are formulated, machined, tooled or molded in-house and by select tier one supplier partners. Material costs comprise approximately two-thirds of our cost of sales. For example, we rely on integrated manufacturing capabilities for breathing apparatus, gas masks, ballistic helmets, hard hats and circuit boards. The primary materials that we source from third parties include electronic components, high density polyethylene, chemical filter media, rubber and plastic components, eye and face protective lenses, air cylinders, certain metals and ballistic resistant, flame resistant and non-ballistic fabrics. We purchase these materials both domestically and internationally, and we work to ensure our supply sources are both well established and reliable. Demand for certain industrial-based electronic components is gradually aligning with supply. For key components, lead times are improving, and market conditions are showing signs of stabilization across the industry. We continue to effectively navigate these supply chain issues, as we have close supplier relationship programs with our key raw material distributors and strategic supplier partners. Although we do not have long-term supply contracts with all suppliers, we have engaged in formal supply agreements with select strategic supplier partners. We work to establish long term agreements with all key partners to ensure a robust supply pipeline and have not experienced any significant problems in obtaining adequate raw materials.
Please refer to MSA's Form SD filed on May 24, 2024, for further information on our conflict minerals analysis. Form SD may be obtained free of charge at www.sec.gov.
Human Capital—As of December 31, 2024, the Company employed approximately 5,200 people worldwide, of which approximately 2,300 were employed in the United States and 2,900 were employed outside of the United States. Approximately 20% of our global workforce is covered by collective bargaining agreements or works councils. Overall, we consider our employee relations to be good. Our culture is important to our success. To that end, we maintain seven core values that define our culture. They are Integrity, Customer Focus, Diversity and Inclusion, Innovation and Change, Engagement, Teamwork and Speed and Agility. Our core values are encircled by “A Culture of Safety.”

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
Diversity and Inclusion—Diversity and Inclusion is a Core Value at MSA, and the Company seeks a wide variety of thoughts, perspectives, experiences and ideas. MSA strives to provide an inclusive work environment, paired with a culture of excellence in which associates feel comfortable openly sharing thoughts and ideas. Creating an inclusive environment helps to recruit and retain talent, promoting engagement, fostering innovation, and achieving MSA’s business objectives. MSA also partners with a number of non-profit and community-based organizations to help to build a pipeline of future talent with differing backgrounds, thoughts, experiences, and perspectives.
Approximately 55% of our U.S. workforce self-identifies as diverse. This includes women who comprise approximately 40% of our U.S. workforce. We determine race and gender diversity based on our employees’ self-identification or other information compiled to meet the requirements of the U.S. government, compiled as of December 31, 2024. We count a diverse woman as one individual for purposes of the calculating the aforementioned statistics.
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
Our products and solutions are often used in high-risk and unpredictable environments and our mission, reputation and business success rely on our ability to design and provide safe, high quality and reliable products that earn and maintain customer trust. In the event that those using our products and solutions are injured, or if any of our products or solutions are alleged to have contributed, we could be subject to claims or suffer reputational harm. In addition, we may be required to or may voluntarily recall, redesign, or update certain products, components, or solutions due to concern about product safety, quality, ease of use or customer confidence. We continue to review, update, and execute the Company's quality management processes appropriately to meet changing market demands, technology, and product standards. Any significant claims, recalls or field actions that result in significant expense or negative publicity against us could have a material adverse effect on our business, operating results, financial condition and liquidity, including any successful claim brought against us in excess or outside of available insurance coverage.
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
On January 5, 2023, the Company divested Mine Safety Appliances Company, LLC ("MSA LLC"), a wholly owned subsidiary that holds legacy product liability claims relating to coal dust, asbestos, silica, and other exposures to a joint venture between R&Q Insurance Holdings Ltd. and Obra Capital, Inc. (the "Purchaser"). The transaction is subject to risks related to counterparty commercial risk as well as agreement enforcement and interpretation. Third parties also could seek to assert claims against us for which MSA LLC is the legally responsible party, and we may be required to incur fees and expenses to enforce that wrongly asserted claims are properly redirected to MSA LLC. The divested subsidiary MSA LLC and the Purchaser each have agreed to indemnify us with respect to MSA LLC’s cumulative trauma product liability losses and other defined exposures. The ability of MSA LLC and the Purchaser to honor their indemnity obligations is subject to commercial risk and, in addition, in the event of a dispute, the transaction, negotiated indemnities, and the extent of other legally available protections may be subject to future judicial interpretation. MSA and its remaining subsidiaries continue to be responsible for claims relating to any current or former products and solutions that were not transferred as part of the divestiture.
Our ability to market and sell our products and solutions is subject to existing government laws, regulations and standards. Changes in such laws, regulations and standards or our failure to comply with them could materially and adversely affect our results of operations.
Most of our products are required to meet performance and test standards designed to protect the safety of people and infrastructures around the world, and many of our products and solutions are required to comply with other various laws and regulations in the applicable markets where sold. Our inability to comply with these standards and regulations could result in declines in revenue, profitability and cash flow. Changes in laws, regulations, or the standards themselves, including changes resulting from the outcome of federal, national, state or provincial elections, could reduce the demand for our products or require us to re-engineer our products, thereby creating opportunities for our competitors. Regulatory approvals for our products may be delayed or denied for a variety of reasons that are outside of our control. Additionally, market anticipation of significant new standards can cause customers to accelerate or delay buying decisions.

We are subject to various federal, state and local laws and regulations across our global organization and any violation of these laws or regulations could adversely affect our results of operations.
We are subject to numerous, and sometimes conflicting, laws and regulations on matters as diverse as anti-corruption, import/export controls, product content requirements, trade restrictions, tariffs, taxation, sanctions, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and security, and labor relations, among others. This includes laws and regulations in emerging markets where legal systems may be less developed or familiar to us. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources, and in some cases may require us to obtain relevant information from our vendors and suppliers, which may be difficult to obtain in a timely manner or at all. In addition, if we are required to transition away from components made with regulated materials, we could incur substantial costs to identify and transition to alternative components or product designs, or where feasible alternatives are not readily available. Violations of one or more of these laws or regulations in the conduct of our business could result in significant fines, criminal prosecution or sanctions and/or civil penalties or civil litigation against us or our officers or other personnel, prohibitions on doing business and damage to our reputation. These actions could result in liability for significant monetary damages, unfavorable publicity and other reputational damage and have a material adverse effect on our business, consolidated results of operations and financial condition.
We are subject to various environmental laws and any violation of these laws could adversely affect our results of operations.
Included in the extensive laws, regulations and ordinances to which we are subject, are those relating to the protection of the environment. Examples include those governing discharges to water, discharges to air (including greenhouse gas emissions), handling and disposal practices for solid and hazardous wastes and the maintenance of a safe workplace. These laws impose penalties for noncompliance and liability for response costs and certain damages resulting from past and current spills, disposals, other releases of hazardous materials and other noncompliance with such laws. These environmental laws may continue to change in the future due to a variety of factors, such as government focus on climate change. We could incur substantial costs as a result of noncompliance with or liability for cleanup pursuant to these environmental laws which could have a material adverse effect on our business, consolidated results of operations and financial condition. Such laws continue to change, and we may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted, these future laws could have a material adverse effect on our business, consolidated results of operations and financial condition.
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

RISKS RELATED TO SUPPLY AND MANUFACTURING
Our future results are subject to the risk that purchased components and materials are unavailable or available at excessive cost due to material shortages, tariff changes, excessive demand, currency fluctuation, inflationary pressure and other factors.
We depend on various components, materials and services from supply chain partners to manufacture our products. It is possible that any of our supplier relationships could be terminated or otherwise disrupted, or that our suppliers may be unable to timely deliver quality components, materials or services to us. Any sustained interruption in our receipt of adequate supplies or services could have a material adverse effect on our business, results of operations and financial condition. Our inability to successfully manage price fluctuations or delays due to market demand, currency risks or material shortages, or future price fluctuations (whether due to inflationary pressures, tariffs or otherwise) could have a material adverse effect on our business and our consolidated results of operations and financial condition.
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
Moreover, our operations (and the operations of many of our key suppliers) emit greenhouse gases directly. Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely impact the demand for, price of and value of our products and reserves. For example, current and future laws or regulations limiting such emissions could increase our own costs. As the legal and regulatory environment continues to evolve, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

RISKS RELATED TO ECONOMIC, MARKET AND COMPETITIVE CONDITIONS
Unfavorable economic and market conditions could materially and adversely affect our business, results of operations and financial condition.
We are subject to risks arising from adverse changes in global economic conditions. We have significant operations in a number of countries outside the U.S., including some in emerging markets. Long-term economic uncertainty in some of the regions of the world in which we operate, such as Asia, Latin America, the Middle East and Europe, could result in declines in revenue, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by the economic challenges faced by our customers, suppliers, and other business partners.
A portion of MSA's sales are made to customers in the energy market. It is possible that volatility in the energy market, whether related to economic, climate-related energy policy, geopolitical tensions or events, or other conditions, could negatively impact our business and could result in declines in our consolidated results of operations and cash flow.
Pandemics or disease outbreaks may cause unfavorable economic or market conditions which could impact demand patterns and/or disrupt global supply chains and manufacturing operations. Collectively, these outcomes could materially and adversely affect our business, results of operations and financial condition.
Pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for our products and solutions in certain industrial-based end markets. The spread of pandemics or disease outbreaks may also disrupt the Company’s manufacturing operations, supply chain, or logistics necessary to import, export and deliver products and solutions to our customers. During a pandemic or crisis, applicable laws and response directives such as vaccine mandates or occupational safety and health requirements, could, in some circumstances, result in skilled labor impacts including voluntary attrition or difficulty finding labor, or otherwise adversely affect our ability to operate our plants, obtain inputs from suppliers, or to deliver our products in a timely manner. Some laws and directives may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow.
A reduction in the spending patterns of government customers or delays in obtaining government approval for our products and solutions could materially and adversely affect our net sales, earnings and cash flow.
The demand for our products and solutions sold to the fire service market, the homeland security market and other government customers is, in large part, driven by available government funding. Government budgets are set annually, and we cannot assure that government funding will be sustained at similar levels in the future. A significant reduction in available government funding could result in declines in our consolidated results of operations and cash flow.
The markets in which we operate are highly competitive, and some of our competitors have greater financial and other resources than we do. The competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition.
The safety products and solutions market is highly competitive, with participants ranging in size from small companies focusing on single types of safety products, to large multinational corporations that manufacture and supply many types of safety products and solutions. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, technology, cost of ownership, comfort, design and style), price, service and delivery, integrated solutions, customer support, the ability to meet the special requirements of customers, brand name trust and recognition, purchasing options, and e-business capabilities. Some of our competitors have greater financial and other resources than we do, and our business could be adversely affected by competitors’ new product innovations, technological advances made to competing products and solutions and pricing changes made by us in response to competition from existing or new competitors. We may not be able to compete successfully against current and future competitors, and the competitive pressures faced by us could have a material adverse effect our business, consolidated results of operations and financial condition. In addition, e-commerce is a rapidly developing area, and the execution of a successful e-business strategy involves significant time, investment and resources. If we are unable to successfully expand e-business capabilities in support of our customer needs, our brands may lose market share, which could negatively impact revenue and profitability.

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
If we fail to introduce successful new products or solutions or extend our existing portfolio, we could lose our market position and our financial performance could be materially and adversely affected.
In the safety products and solutions market, there are frequent introductions of new products, product line extensions, and related solutions. If we are unable to identify emerging customer and technological trends, maintain and improve the competitiveness of our products and solutions and introduce new ones, we may lose our market position, which could have a material adverse effect on our business, financial condition and results of operations. We continue to invest significant resources in research and development and market research, which includes the development of software platforms for our connected products and solutions. However, continued product and/or service development and marketing efforts are subject to the risks inherent in the development process. These risks include delays, the failure of new products, product line extensions, and related solutions to achieve anticipated levels of market acceptance, disruptive products, technologies and services introduced by competitors, and the risk of failed product introductions.

RISKS RELATED TO CYBERSECURITY OR MISAPPROPRIATION OF OUR CRITICAL INFORMATION
A failure of our information systems or a cybersecurity breach could materially and adversely affect our business, results of operations and financial condition.
The proper functioning and security of our information systems is critical to the operation and reputation of our business. This includes the systems that support and operate our GRID, FireGRID, and similar connected product platforms. Our information systems may be vulnerable to damage or disruption from natural or man-made disasters, computer viruses, power losses or other system or network failures. In addition, hackers, cyber-criminals and other persons could attempt to gain unauthorized access to our information systems with the intent of harming the Company, harming our information systems or obtaining sensitive information such as intellectual property, trade secrets, financial and business development information, and customer- and vendor-related information. To date, we have not experienced any known material breaches or material losses related to cyber-attacks. If our information systems or security fail, or if there is any compromise or breach of our security, it could disrupt our operations and/or result in a violation of applicable data protection and other laws, legal and financial exposure, remediation costs, negative impacts on our customers' willingness to transact business with us, or a loss of confidence in our security measures, which could have an adverse effect on our business, our reputation and our consolidated results of operations and financial condition.
From time to time, we have experienced attempts on our information systems by unauthorized outside parties. Because the techniques used by computer hackers and others to access or sabotage networks continually evolve and generally are not recognized until launched against a target, we may be unable to anticipate, prevent or detect these attacks. As a result, the impact of any future incident cannot be predicted, including the failure of our information systems or misappropriation of our technologies and/or processes. Any such system failure or loss of such information could harm our competitive position or cause us to incur significant costs to remedy the damages caused by the incident. We have taken steps and incurred costs to further strengthen the security of our information systems and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. While we attempt to mitigate the aforementioned risks by employing a number of measures, including employee training, monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, facilities, business partners, including third party providers, and associates remain potentially vulnerable to advanced persistent threats. We cannot assure that ongoing improvements to our infrastructure and cybersecurity programs will be sufficient to prevent or limit the damage from any future cyber-attack or disruption to our information systems. It is therefore possible that we may suffer a cyber attack with a material breach or material loss, unauthorized parties may gain access to personal information in our possession and we may not be able to identify any such incident in a timely manner.
Our continued success depends on our ability to protect our intellectual property. If we are unable to protect our intellectual property, our business could be materially and adversely affected.
Our success depends, in part, on our ability to obtain and enforce patents, maintain trade secret protection and know-how and operate without infringing on the proprietary rights of third parties. We have been issued patents and have registered trademarks with respect to many of our products, but our competitors could independently develop similar or superior products or technologies, duplicate any of our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patents or trademark protection. In addition, it is possible that third parties may have, or will acquire, licenses for patents or trademarks that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third-party rights.
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
In addition, hiring, training, and successfully integrating replacement critical personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues. Competition for personnel is intense, and we cannot assure that we will be successful in attracting and retaining qualified personnel. The hiring of new personnel may also result in increased costs, and we do not currently maintain key person life insurance.
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
It is important to our business to hire, retain and develop a highly skilled and diverse global workforce. We compete to hire new personnel with a variety of capabilities in the many countries in which we design, manufacture and market our products and solutions. We also invest resources and time to develop and retain our employees' skills and competencies. We could experience unplanned or increased turnover of employees, fail to develop adequate succession plans for leadership positions, or fail to hire and retain a workforce with the skills and in the locations we need to operate and grow our business. We could also fail to attract and develop personnel with key emerging capabilities that we need to continue to respond to changing end user and customer needs and grow our business, including skills in the areas of manufacturing, engineering, sales, service, and various functional support areas. Occurrence of any of these conditions could deplete our institutional knowledge base and erode our competitiveness.
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
We have business operations in more than 40 international locations. In 2024, approximately 40% of our net sales were made by operations located outside the United States. We also rely on global supply chains or otherwise source critical components and raw materials from suppliers based in foreign countries, which at times are used in manufacturing operations across our global footprint. In certain cases, components could be sole sourced or otherwise not easily substituted due to the highly regulated or complex nature of our products. Therefore, our operations and sourcing strategies could face supply shortages, supplier or sourcing delays, transportation disruptions, changes in customer demand, or disruption due to various geopolitical events, economic conditions, and natural disasters, as well as other risks and uncertainties related to doing business across borders, which could have a material adverse effect on our business. Further examples of such risks include the following:
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
•increased international instability, potential instability of foreign governments or impacts from geopolitical conflicts, events, or wars;
•lack of effective compliance with MSA's anti-bribery policy, the U.S. Foreign Corrupt Practices Act, and similar anti-corruption and anti-bribery laws in the countries where the Company does business;
•difficulty in hiring, retaining and motivating qualified employees;
•difficulty in the ability to effectively negotiate with labor unions in foreign countries;
•the need to take extra security precautions for our international operations;
•costs and difficulties in managing culturally and geographically diverse international operations;
•pandemics, severe weather events, or other disasters; and
•risks associated with disruptive political events and related legal and economic uncertainty.
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
Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade and, in particular, increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business, consolidated results of operations and financial condition.
GENERAL RISK FACTORS
Damage to the reputation of MSA or to one or more of our Company brands could adversely affect our business.
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
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable, include slower growth rates in our markets, reduced expected future cash flows, increased country risk premiums as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. See Note 14—Goodwill and Intangible Assets of the consolidated financial statements in Part II Item 8 of this Form 10-K for the carrying amounts of goodwill in each of our reporting segments and details on indefinite-lived intangible assets that we hold.

Failure to effectively harness and/or protect Company data or to incorporate, or improperly incorporating, Artificial Intelligence (AI) could damage our business.
New and emerging technologies, including Generative AI, bring opportunities and risks, and the implications of using (or not using) these technologies are only starting to emerge. Our business is subject to and impacted by these rapid technological advances, and the failure to effectively and/or lawfully deploy these technologies may impact the Company’s business. To remain competitive, we review and enhance our products and solutions against new technologies, including exploring the use of Generative AI. If we fail to anticipate or respond to technological advancements appropriately, the demand for our products and solutions may be diminished. If the Company fails to build and implement an effective data strategy or to procure, adopt, or use new technologies in a way that is efficient and additive to our business, it may have an adverse effect on our business, consolidated results of operations or financial condition. Conversely, there are risks that using new technologies could result in inadvertent data loss or disclosure (including but not limited to confidential information), biased algorithms, heightened regulatory compliance obligations, over-dependence, inaccurate, misleading or incomplete outputs, data privacy and cybersecurity risks, ethical concerns, intellectual property risks, and other risks that could lead to reputational harm or have an adverse effect on our business, consolidated results of operations or financial condition.
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
Our debt agreements require us to comply with certain restrictive covenants. If we are unable to generate sufficient cash to service our debt or if interest rates increase, our consolidated results of operations and financial condition could be materially and adversely affected. Additionally, a failure to comply with the restrictive covenants contained in our debt agreements could result in a default, which if not waived by our lenders, could substantially increase borrowing costs and require accelerated repayment of our debt. Please refer to Note 13—Long-Term Debt of the consolidated financial statements in Part II Item 8 of this Form 10-K for commentary on our compliance with the restrictive covenants.
Any period of interest rate increases may adversely affect our ability to obtain new financing or to refinance existing debt on terms the Company deems attractive, the cost of such financing, exchange-rates, and our profitability, which in turn may have a material adverse effect on our liquidity and capital resources. As of December 31, 2024, we had $206.3 million of variable rate borrowings on a term loan under our revolving credit facility. A 50 basis point increase or decrease in interest rates could result in $1.0 million of additional interest expense.
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
The Company has an information security policy, and it provides cybersecurity training to employees on a recurring basis. As part of our processes, employees are trained on how to identify and report potential cybersecurity threats. The Company also engages in an ongoing process of risk assessments to identify and mitigate cybersecurity threats. This includes a vulnerability management program where such risks are identified, classified, and addressed. The Company conducts cybersecurity exercises to enhance mitigating controls and incident response preparedness. The Company also has incident response plans in place to address contingencies in the event of a cybersecurity incident.
Engage Third Parties on Risk Management
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

Item 2. Properties
Our principal executive offices are located at 1000 Cranberry Woods Drive, Cranberry Township, PA, United States. We own or lease our primary facilities. Our primary manufacturing locations in the Americas segment are located in Cranberry Township, PA; Jacksonville, NC; Murrysville, PA; New Kensington, PA; Pittsfield, NH,; and Querétaro, Mexico, and our primary distribution center is located in New Galilee, PA. The primary manufacturing locations in the International segment are located in Berlin, Germany; Bristol, United Kingdom; Châtillon-sur-Chalaronne, France; Galway, Ireland; Chelalate, Morocco; and Suzhou, China. Our primary research and development centers are located in Berlin, Germany; Cranberry Township, PA; Suzhou, China; Johannesburg/Cape Town, South Africa; and Châtillon-sur-Chalaronne, France.
We believe that all of our facilities, including the manufacturing facilities, are in good repair and in suitable condition for the purposes for which they are used.
Item 3. Legal Proceedings
Please refer to Note 20—Contingencies to the consolidated financial statements in Part II Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following sets forth the names and ages of our executive officers as of February 14, 2025:

Name	Age	Title
Steven C. Blanco(a)	58	President and Chief Executive Officer since May 2024.
David J. Howells(b)	68	Sr. Vice President and President, International since June 2024.
Lee B. McChesney(c)	53	Sr. Vice President and Chief Financial Officer since October 2022.
Richard W. Roda(d)	52	Vice President, Secretary and Chief Legal Officer since June 2023.
Stephanie L. Sciullo(e)	40	Sr. Vice President and President, Americas since June 2023.

(a)Prior to his present position, Mr. Blanco served as President and Chief Operating Officer since June 2023; Sr. Vice President and President, MSA Americas segment since June 2022 and Vice President and President, MSA Americas segment since August 2017.
(b)Prior to his present position, Mr. Howells served as Interim President, MSA International since February 2024; Vice President, International Sales and Customer Marketing since August 2021; Vice President Business Leader EMEA since January 2020; Interim Vice President and General Manager, MEAIRR since September 2019; and prior thereto served as Vice President, Global Distribution Channels since October 2017.
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

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “MSA.” On February 7, 2025, there were 138 registered holders of our shares of common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2024	7,000	$167.06	7,000	1,077,458
November 1 — November 30, 2024	34,100	172.17	34,100	994,955
December 1 — December 31, 2024	16,319	176.04	16,275	1,025,927
The share repurchase program authorizes up to $200.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We have purchased a total of 166,292 shares, or $29.9 million, since this program's inception. We do not have any other share repurchase programs.
The above shares purchased during the quarter, excluding those related to the share repurchase program, related to stock-based compensation transactions.

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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
ASSUMES INITIAL INVESTMENT OF $100
Among MSA Safety Incorporated, the S&P 500 Index, S&P Midcap 400, and S&P Midcap 400 Industrials
Assumes $100 invested on December 31, 2019, in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Value at December 31,
	2019	2020	2021	2022	2023	2024
MSA Safety Incorporated	$100.00	$119.78	$122.35	$118.48	$140.39	$139.38
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P Midcap 400	100.00	113.66	141.80	123.28	143.54	163.54
S&P Midcap 400 Industrials	100.00	116.49	149.62	132.42	174.04	197.51
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.
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
This section generally discusses the results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion on the year ended December 31, 2023, compared to the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 16, 2024.
MSA Safety Incorporated ("MSA") is organized into four geographical operating segments that are aggregated into three reportable segments: Americas, International and Corporate. The Americas segment is comprised of our operations in North America and Latin America geographies. The International segment is comprised of our operations of all geographies outside of the Americas. Certain global expenses are allocated to each segment in a manner consistent with where the benefits from the expenses are derived. Please refer to Note 9—Segment Information of the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.
On January 5, 2023, the Company divested Mine Safety Appliances Company, LLC ("MSA LLC") a wholly owned subsidiary that held legacy product liability claims relating to coal dust, asbestos, silica, and other exposures, to a joint venture between R&Q Insurance Holdings Ltd. and Obra Capital, Inc. In connection with the closing, MSA contributed $341.2 million in cash and cash equivalents, while R&Q and Obra contributed an additional $35.0 million. As a result of the transaction, MSA derecognized all legacy cumulative trauma product liability reserves, related insurance assets, and associated deferred tax assets of the divested subsidiary from its balance sheet in the first quarter of 2023. Following completion of the transaction, R&Q and Obra assumed management of the divested subsidiary, including the management of its claims. Refer to Note 20—Contingencies of the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.

BUSINESS OVERVIEW
MSA is the global leader in advanced safety products, technology and solutions. Driven by its singular mission of safety, the Company has been at the forefront of safety innovation since 1914, protecting workers and facility infrastructure around the world across a broad range of diverse end markets while creating sustainable value for shareholders.
We tailor our product and solution offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into four geographical operating segments that are aggregated into three reportable segments: Americas, International and Corporate. In 2024, 69% and 31% of our net sales were made by our Americas and International segments, respectively.
Americas. Our largest manufacturing and research and development facilities are located in the United States. We serve our markets across the Americas with manufacturing facilities in the U.S., Mexico and Brazil. Operations in the other countries within the Americas segment focus primarily on sales and distribution in their respective home country markets.
International. Our International segment includes companies in Europe, the Middle East and Africa ("EMEA") and the Asia Pacific region. In our largest International subsidiaries (in Germany, France, U.K., Ireland and China), we develop, manufacture and sell a wide variety of products. In China, the products manufactured are sold primarily in China as well as in regional markets. Operations in other International segment countries focus primarily on sales and distribution in their respective home country markets. Although some of these companies may perform limited production, most of their sales are of products manufactured in our plants in Germany, France, the U.S., U.K., Ireland, Mexico, Morocco and China or are purchased from third-party vendors.
Corporate. The Corporate segment primarily consists of general and administrative expenses incurred in our corporate headquarters, costs associated with corporate development initiatives, legal expense, interest expense, foreign exchange gains or losses and other centrally-managed costs. Corporate general and administrative costs comprise the majority of the expense in the Corporate segment. During the years ended December 31, 2024, and 2023, corporate general and administrative costs were $56.3 million and $52.7 million, respectively. The increase is related to higher costs for centrally managed functions, including legal and other professional services associated with various strategic initiatives, partially offset by lower variable compensation expense.
We leverage the MSA Business System ("MBS") to develop and introduce innovative safety solutions, secure new business opportunities, and operate with greater efficiency. The MBS is our approach to working at our best - at our most efficient and most empowered. It is a combination of behaviors, processes and tools that provide a framework to run the business and continuously improve. Our commitment to MBS has enabled us to drive customer satisfaction and profitable growth while generating significant improvements in operating results.

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Net Sales	2024	2023	Dollar Increase	Percent Increase
(In millions)
Consolidated	$1,808.1	$1,787.7	$20.4	1.1%
Americas	1,246.6	1,235.6	11.0	0.9%
International	561.5	552.1	9.4	1.7%
Net Sales. Net sales for the year ended December 31, 2024, were $1.81 billion, an increase of $20.4 million from $1.79 billion for the year ended December 31, 2023. Please refer to the Net Sales table below for a reconciliation of the year over year sales change.

Net Sales	Year Ended December 31, 2024, versus December 31, 2023
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	0.9%	1.7%	1.1%
Currency translation effects	0.7%	(0.2)%	0.4%
Organic sales change	1.6%	1.5%	1.5%
Note: Organic sales change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Net sales for the Americas segment were $1.25 billion for the year ended December 31, 2024, an increase of $11.0 million, or 0.9%, compared to $1.24 billion for the year ended December 31, 2023. Organic sales in the Americas segment increased 1.6% compared to the prior year. This growth was driven by strength across detection, fire service and industrial PPE.
Net sales for the International segment were $561.5 million for the year ended December 31, 2024, an increase of $9.4 million, or 1.7%, compared to $552.1 million for the year ended December 31, 2023. Organic sales in the International segment increased 1.5% compared to the prior year period. This growth was driven by strength across fire service partially offset by a decline in industrial PPE.
The operating environment continues to be dynamic with an uncertain macroeconomic and geopolitical climate. We remain cautiously optimistic in our outlook, which balances the opportunities and risks we see ahead of us given the resilient nature of our business. We expect to generate low-single digit organic sales growth in 2025 and expect the year to follow normal seasonal patterns.
Refer to Note 9—Segment Information to the consolidated financial statements in Part II Item 8 of this Form 10-K, for information regarding sales by product category.
Gross profit. Gross profit for the year ended December 31, 2024, was $860.4 million, an increase of $8.3 million, or 1.0%, compared to $852.1 million for the year ended December 31, 2023. The ratio of gross profit to net sales was 47.6% in 2024 compared to 47.7% in 2023. Price realization and productivity efforts mostly offset inflationary pressures.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $394.7 million for the year ended December 31, 2024, a decrease of $1.9 million, or 0.5%, compared to $396.6 million for the year ended December 31, 2023. Selling, general and administrative expenses were 21.8% of net sales in 2024 compared to 22.2% of net sales in 2023. Organic SG&A was consistent from 2023 to 2024. Lower variable compensation and discretionary cost management offset inflation, net cost for product-related legal matter and higher professional service expenses. Please refer to the Selling, general and administrative expenses table for a reconciliation of the year over year expense change.

Selling, general, and administrative expenses	Year Ended December 31, 2024, versus December 31, 2023
(Percent Change)	Consolidated
GAAP reported change	(0.5)%
Currency translation effects	0.5%
Organic change	—%
Note: Organic SG&A change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Research and development expense. Research and development expense was $66.5 million for the year ended December 31, 2024, a decrease of $1.5 million, or 2.2%, compared to $68.0 million for the year ended December 31, 2023. Research and development expense was 3.7% of net sales in 2024, compared to 3.8% of net sales in 2023.
We capitalized $13.0 million and $12.1 million of software development costs during the years ended December 31, 2024, and 2023, respectively. Amortization expense for capitalized software development cost of $11.3 million and $10.4 million during the years ended December 31, 2024, and 2023, was recorded in costs of products sold on the Consolidated Statements of Income. Refer to Note 1—Significant Accounting Policies of the consolidated financial statements in Part II Item 8 of this Form 10-K for further details regarding our software development costs.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $79.5 million and $80.1 million during the years ended December 31, 2024, and 2023.
Restructuring charges. During the year ended December 31, 2024, the Company recorded restructuring charges of $6.4 million primarily related to our ongoing initiatives to optimize our manufacturing footprint and improve productivity as well as management restructuring. This compared to restructuring charges of $9.9 million during the year ended December 31, 2023, primarily related to manufacturing footprint optimization activities and other initiatives to adjust our cost structure and improve productivity. We remain focused on executing programs to optimize our cost structure.
Currency exchange. Currency exchange losses were $3.6 million during the year ended December 31, 2024, compared to $17.1 million during the year ended December 31, 2023. In 2024, we recognized non-cash net cumulative translation gains of $1.2 million associated with certain foreign subsidiaries. The remaining currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances and recognized exchange loss for our Argentina affiliate operating in a hyper-inflationary environment.
Refer to Note 18—Derivative Financial Instruments of the consolidated financial statements in Part II Item 8 of this Form 10-K for information regarding our currency exchange rate risk management strategy.
Product liability expense. Product liability expense during the years ended December 31, 2024, and 2023, was minimal due to our divestiture of MSA LLC in January 2023, as discussed further in Note 20—Contingencies of the consolidated financial statements in Part II Item 8 of this Form 10-K.
Loss on divestiture of MSA LLC. The $129.2 million pre-tax loss on divestiture of MSA LLC for the year ended December 31, 2023, relates to the derecognition of all legacy cumulative trauma product liability reserves and related insurance assets of the divested subsidiary during the first quarter of 2023. The loss also includes a $341.2 million contribution of cash and cash equivalents, as well as transaction related costs of $5.6 million. Refer to Note 20—Contingencies to the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.
GAAP operating income. Consolidated operating income for the year ended December 31, 2024, was $389.2 million compared to $231.3 million for the year ended December 31, 2023. The increase in operating results was primarily driven by the absence of loss on divestiture of MSA LLC as recognized in 2023 in addition to higher sales.
Adjusted operating income. Americas adjusted operating income for the year ended December 31, 2024, was $380.1 million, an increase of $20.5 million, or 6%, compared to $359.6 million for the year ended December 31, 2023. The increase in adjusted operating income is primarily attributable to higher sales and effective price/cost management as well as controlled SG&A expense.
International adjusted operating income for the year ended December 31, 2024, was $84.6 million, a decrease of $5.1 million, or 6%, compared to adjusted operating income of $89.7 million for the year ended December 31, 2023. The decrease in adjusted operating income is primarily attributable to inflationary pressures, partially offset by pricing and discretionary cost management.
Corporate segment adjusted operating loss for the year ended December 31, 2024, was $50.4 million, a decrease of $1.2 million, or 2%, compared to an adjusted operating loss of $51.6 million for the year ended December 31, 2023, driven by lower variable compensation partially offset by inflation and increased professional service fees associated with various strategic initiatives.

The following tables represent a summary of adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA % by reportable segment. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

(In thousands)	Americas	International	Corporate	Consolidated
Year ended December 31, 2024
Net sales	$1,246,641	$561,499	$—	$1,808,140
GAAP operating income				389,177
Adjusted operating income (loss)	380,086	84,571	(50,385)	414,272
Adjusted operating margin %	30.5%	15.1%
Adjusted EBITDA	419,183	99,753	(49,505)	469,431
Adjusted EBITDA %	33.6%	17.8%
Year ended December 31, 2023
Net sales	$1,235,594	$552,053	$—	$1,787,647
GAAP operating income				231,320
Adjusted operating income (loss)	359,617	89,699	(51,600)	397,716
Adjusted operating margin %	29.1%	16.2%
Adjusted EBITDA	396,596	103,404	(50,757)	449,243
Adjusted EBITDA %	32.1%	18.7%
Note: Adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures and operating ratios derived from non-GAAP financial measures. Refer to Note 9—Segment Information to the consolidated financial statements in Part II Item 8 of this Form 10-K for reconciliation of total adjusted operating income from reportable segments to income before income taxes and table below for reconciliation of adjusted EBITDA to net income. See also the "Non-GAAP Financial Information" section below.

A reconciliation of total adjusted EBITDA and total adjusted operating income from reportable segments to net income is presented in the following table:

	Year ended December 31,
(In thousands)	2024	2023
Adjusted EBITDA	$469,431	$449,243
Less:
Depreciation and amortization	55,159	51,527
Adjusted operating income	$414,272	$397,716
Less:
Currency exchange losses, net	3,638	17,079
Amortization of acquisition-related intangible assets	9,174	9,246
Restructuring charges (Note 4)	6,397	9,892
Net cost for product-related legal matter	5,000	—
Transaction costs(a)	886	965
Loss on divestiture of MSA LLC (Note 20)	—	129,211
Product liability expense (Note 20)	—	3
GAAP operating income	$389,177	$231,320
Less:
Interest expense	36,889	46,733
Other income, net (Note 16)	(22,718)	(22,101)
Income before income taxes	375,006	206,688
Provision for income taxes (Note 11)	90,039	148,105
Net income	$284,967	$58,583
(a)Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Total other expense, net. Total other expense, net, for the year ended December 31, 2024, was $14.2 million, a decrease of $10.4 million compared to $24.6 million for the year ended December 31, 2023, due primarily to decreased interest expense on reduced debt balances as well as increased pension income driven by a higher expected rate of return, partially offset by pension settlement expense recognized in the current year. We expect total interest expense for 2025 to be in the range of $24 million to $27 million. This decrease is primarily related to significant long-term debt payments made during 2024. We expect non-cash pension income to increase by $4 million to $5 million compared to 2024.
Income taxes. The reported effective tax rate for the year ended December 31, 2024, was 24.0% compared to 71.6% for the year ended December 31, 2023. This significant variance is primarily due to the prior year divestiture of MSA LLC and the non-deductible loss recorded on the derecognition of the product liability reserves and related assets. Refer to Note 20— Contingencies to consolidated financial statements in Part II Item 8 of this Form 10-K for further information on the MSA LLC divestiture.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues above €750.0 million (referred to as Pillar 2), with effective dates beginning in January 2024. We meet the overall revenue threshold and fall within the scope of Pillar 2 and as such, have complied with the requirements of the legislation for the year ended December 31, 2024. The application of Pillar 2 resulted in additional tax expense of $1.1 million.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements.
Net income. Net income was $285.0 million for the year ended December 31, 2024, or $7.21 per diluted share, compared to $58.6 million, or $1.48 per diluted share, for the year ended December 31, 2023.
Non-GAAP Financial Information
This report includes certain non-GAAP financial measures and operating ratios derived from non-GAAP financial measures. These financial measures and ratios include organic (referred to in our historical filings as constant currency) revenue growth, organic SG&A change, adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin %.
Organic sales and SG&A change are non-GAAP financial measures provided by the Company to give a better understanding of the Company's underlying business performance. Organic sales and SG&A change are calculated by deducting the percentage impact from currency translation effects from the overall percentage change in net sales and SG&A. The Company believes that organic revenue growth and SG&A change are useful metrics for investors, as foreign currency translation can have a material impact on revenue and SG&A trends. Organic revenue growth and SG&A change highlight ongoing business performance excluding the impact of fluctuating foreign currencies, which is outside of the Company's control.
Adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin % are non-GAAP financial measures and operating ratios derived from non-GAAP measures. Total reportable segment adjusted operating income is reconciled above to the nearest GAAP financial measure, operating income, and excludes restructuring, currency exchange, product liability expense, loss on divestiture of MSA LLC, net cost for product related legal matter, transaction costs and acquisition-related amortization. Total reportable segment adjusted EBITDA is reconciled above to the nearest GAAP financial measure, net income and, in addition to the items summarized above that are excluded from adjusted operating income (loss), excludes depreciation and amortization expense; interest expense; other income, net; and provision for income taxes. Adjusted operating margin % is defined as adjusted operating income (loss) divided by net sales to external customers and adjusted EBITDA margin % is defined as adjusted EBITDA divided by net sales to external customers. These metrics are consistent with how management evaluates segment results and makes strategic decisions about the business. Additionally, these non-GAAP financial measures provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and share repurchases. At December 31, 2024, approximately 60% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on a term loan due in 2026. At December 31, 2024, approximately 89% of our borrowings are denominated in US dollars, which limits our exposure to currency exchange rate fluctuations.
At December 31, 2024, the Company had cash and cash equivalents totaling $164.6 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy that prioritizes growth investments, funding our dividends and servicing debt obligations. Cash, cash equivalents and restricted cash increased $16.7 million during the year ended December 31, 2024. This compared to cash decreasing $16.0 million during the same period in 2023.
At December 31, 2024, we had no borrowings outstanding under our $900.0 million senior revolving credit facility. The facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
We believe MSA's healthy balance sheet and access to significant capital at the year ended December 31, 2024, positions us well to navigate through a dynamic operating environment and other unexpected events. We maintain a balanced capital deployment strategy that focuses on investing for organic growth, returning cash to shareholders in the form of dividends and share buybacks, and pursuing inorganic growth opportunities.
Operating activities. Operating activities provided cash of $296.4 million in 2024, compared to providing cash of $92.9 million in 2023. The improved cash flow from operating activities as compared to the same period in 2023 was primarily related to the prior year contribution of $341.2 million in the divestiture of MSA LLC. Refer to Note 20—Contingencies to the consolidated financial statements in Part II Item 8 of this Form 10-K for further information. Excluding the cash flow impact of the MSA LLC divestiture for 2023, cash flow provided by operating activities decreased by $142.9 million related to higher cash usage for tax payments and variable compensation payouts, both driven by prior year performance. Additionally, working capital cash usage increased related primarily to inventory purchases to support customer demand, which were partially offset by improved accounts payable and accounts receivable management.
Investing activities. Investing activities used cash of $53.8 million for the year ended December 31, 2024, compared to using $40.0 million in 2023. The increase in cash used in investing activities as compared to the same period in 2023 was primarily related to increased capital expenditures to support our manufacturing footprint optimization activities, IT systems implementation, capitalized software development associated with new products, and other strategic initiatives. We remain committed to evaluating acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities used cash of $208.7 million for the year ended December 31, 2024, compared to using cash of $52.3 million in 2023. During 2024, we had net payments on long-term debt of $94.3 million compared to net proceeds from long-term debt of $23.9 million during the same period in 2023 to fund the MSA LLC divestiture. We paid cash dividends of $78.8 million during 2024, compared to $73.5 million during 2023. We used cash of $37.3 million during 2024 to repurchase shares, including $29.9 million related to our share repurchase program, and the remainder related to our employee stock compensation transactions compared to $4.0 million during 2023, all of which related to employee stock compensation transactions.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro, at December 31, 2024, resulted in a translation loss of $42.5 million being recorded to cumulative translation adjustments shareholders' equity account for the year ended December 31, 2024, compared to a translation gain of $21.7 million being recorded to the cumulative translation adjustments account during 2023.

COMMITMENTS AND CONTINGENCIES
We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2024, are as follows:

(In millions)	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt	$509.6	$26.4	$195.1	$32.6	$32.6	$7.6	$215.3
Operating leases	67.7	13.3	11.2	8.5	6.5	5.1	23.1
Inventory costing method change tax	2.6	2.6	—	—	—	—	—
Totals	$579.9	$42.3	$206.3	$41.1	$39.1	$12.7	$238.4
The significant obligations table does not include obligations to taxing authorities due to uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.
We expect to meet our future debt service obligations through cash provided by operations. Interest payments on fixed rate debt over the next five years are excluded from the table above and are expected to be approximately $9.6 million in 2025, $9.4 million in 2026, $9.1 million in 2027, $7.5 million in 2028 and $6.0 million in 2029. We expect total interest expense for 2025 to be in the range of $24 million to $27 million.
The Company had outstanding bank guarantees and standby letters of credit with banks as of December 31, 2024 totaling $9.5 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At December 31, 2024, the Company has $0.5 million of restricted cash in support of these arrangements.
We expect to make net contributions between $6 million and $8 million to our pension plans in 2025, which are primarily associated with our International segment. We have not been required to make contributions to our U.S. based qualified defined benefit pension plan in many years.
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
Pensions and other post-retirement benefits. We sponsor certain pension and other post-retirement benefit plans. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year. Discount rates and plan asset valuations are point-in-time measures. The discount rate assumptions used in determining projected benefit obligations for our U.S. and foreign plans were based on the spot rate method at December 31, 2024. Expected returns on plan assets are based on capital market expectations by asset class.
The following table summarizes the impact of changes in significant actuarial assumptions on our December 31, 2024, actuarial valuations:

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	1%	(1)%	1%	(1)%	5%	(5)%
(Decrease) increase in net benefit cost	$(1,029)	$2,135	$(5,981)	$5,980	$(486)	$466
(Decrease) increase in projected benefit obligation	(51,948)	63,107	—	—	—	—
Increase (decrease) in funded status	51,948	(63,107)	—	—	29,849	(29,849)
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
All goodwill is assigned to and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The evaluation of impairment involves using either a qualitative or quantitative approach as outlined in Accounting Standards Codification ("ASC") Topic 350. In 2024, we performed a quantitative test at October 1, 2024. Quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimate reporting unit fair value using a weighted average of fair values determined by discounted cash flow ("DCF") and market approach methodologies, as we believe both are important indicators of fair value. A number of assumptions and estimates are involved in the application of the DCF model, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of EBITDA at which peer companies are trading.
In the event the carrying value is in excess of the estimated fair value of a reporting unit per the weighted average of the DCF and market approach models, an impairment loss equal to such excess would be recognized, which could materially and adversely affect reported consolidated results of operations and shareholders’ equity. At October 1, 2024, based on our quantitative test, the fair values of each of our reporting units exceeded their respective carrying value by at least 70%.
The intangible asset with an indefinite life is also subject to impairment testing on October 1st of each year, or more frequently if indicators of impairment exist. The impairment test compares the fair value of the intangible asset with its carrying amount. We perform a quantitative assessment of the indefinite lived trade name intangible asset as outlined in ASC 350 by comparing the estimated fair value of the trade name intangible asset to its carrying value. We estimate the fair value using the relief from royalty income approach. A number of significant assumptions and estimates are involved in the application of the relief from royalty model, including sales volumes and prices, royalty rates and tax rates. Forecasts are based on sales generated by the underlying trade name assets and are generally based on approved business unit operating plans for the early years and historical relationships in later years. At October 1, 2024, based on our quantitative test, the fair value of the trade name asset exceeded its carrying value by 57%.

RECENTLY ISSUED ACCOUNTING STANDARDS AND DISCLOSURE RULES
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. With the exception of expanding disclosures, we do not expect the adoption of ASU 2023-09 to have a material effect on our consolidated financial statements taken as a whole.
In March 2024, the U.S. Securities and Exchange Commission (the "SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the final rule as a result of pending legal challenges. The disclosure requirements would apply to the Company's fiscal year ended December 31, 2025, pending resolution of the stay. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.
In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.
Currency exchange rates. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2024, by approximately $71.6 million and $10.6 million, or 4.0% and 3.7%, respectively.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2024, we had open foreign currency forward contracts with a U.S. dollar notional value of $184.0 million. A hypothetical 10% increase in December 31, 2024, forward exchange rates would result in a $18.4 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the variable rate nature of our revolving credit facility, these financial instruments are reported at carrying values which approximate fair values.
At December 31, 2024, we had $303.5 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $6.7 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At December 31, 2024, we had $206.3 million of variable rate borrowings on a term loan under our revolving credit facility. A 50 basis point increase or decrease in interest rates could have a $1.0 million impact on future pre-tax earnings under our current capital structure.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.
The Company's Independent registered public accounting firm that audited the consolidated financial statements included in this annual report issued an attestation report on the Company's internal control over financial reporting.

/s/ STEVEN C. BLANCO
Steven C. Blanco President and Chief Executive Officer

/s/ LEE B. MCCHESNEY
Lee B. McChesney Senior Vice President and Chief Financial Officer
February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSA Safety Incorporated

Opinion on Internal Control over Financial Reporting
We have audited MSA Safety Incorporated’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MSA Safety Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in retained earnings, accumulated other comprehensive loss for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) 2 and our report dated February 14, 2025, expressed an unqualified opinion thereon.
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
February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSA Safety Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MSA Safety Incorporated (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in retained earnings, accumulated other comprehensive loss for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) 2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2025, expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter	At December 31, 2024, the Company had goodwill of approximately $620.9 million. As discussed in Notes 1 and 14 to the consolidated financial statements, the Company evaluates goodwill for impairment at least annually or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performed a quantitative impairment assessment for each reporting unit as of October 1, 2024. The Company estimated the fair value of each reporting unit using a combination of valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

Auditing management’s annual goodwill impairment assessments was challenging and required additional audit effort due to the use of valuation methodologies in the determination of the estimated fair values of the reporting units. These fair value estimates are impacted by assumptions such as discount rates, revenue growth rates, and operating margins which are affected by expectations about future market or economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process whereby the Company develops assumptions that are used as inputs to the annual goodwill impairment tests. This included controls over management’s review of the valuation models and the assumptions, described above.

To test the fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the valuation methodologies, testing the assumptions, and testing the completeness and accuracy of the underlying data. We involved our internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of certain assumptions selected by management. We performed sensitivity analyses of assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also assessed the appropriateness of the disclosures in the consolidated financial statements.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Pittsburgh, Pennsylvania
February 14, 2025

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Net sales	$1,808,140	$1,787,647	$1,527,953
Cost of products sold	947,695	935,509	854,122
Gross profit	860,445	852,138	673,831

Selling, general and administrative	394,707	396,645	338,872
Research and development	66,526	67,988	57,012
Restructuring charges (Note 4)	6,397	9,892	7,965
Currency exchange losses, net	3,638	17,079	10,255
Loss on divestiture of MSA LLC (Note 20)	—	129,211	—
Product liability expense (Note 20)	—	3	20,590
Operating income	389,177	231,320	239,137

Interest expense	36,889	46,733	21,660
Other income, net (Note 16)	(22,718)	(22,101)	(21,056)
Total other expense, net	14,171	24,632	604

Income before income taxes	375,006	206,688	238,533
Provision for income taxes (Note 11)	90,039	148,105	58,903
Net income	$284,967	$58,583	$179,630

Earnings per share attributable to common shareholders (Note 10):
Basic	$7.24	$1.49	$4.58
Diluted	$7.21	$1.48	$4.56
Dividends per common share	$2.00	$1.87	$1.82
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2024	2023	2022
Net income	$284,967	$58,583	$179,630
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 7)	(42,462)	21,682	(19,453)
Pension and post-retirement plan actuarial gains, net of tax (Note 7)	31,262	7,683	6,961
Unrealized gains on available-for-sale securities (Note 7)	—	2	3
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 7)	(1,200)	101	2,912
Total other comprehensive (loss) income, net of tax	(12,400)	29,468	(9,577)
Comprehensive income	272,567	88,051	170,053
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2024	2023
Assets
Cash and cash equivalents	$164,560	$146,442
Trade receivables, less allowance for credit loss of $8,047 and $7,065	279,213	294,678
Inventories (Note 5)	296,796	292,604
Prepaid income taxes	18,631	12,912
Prepaid expenses and other current assets	43,830	39,634
Total current assets	803,030	786,270

Property, plant and equipment, net (Note 6)	211,865	211,877
Operating lease right-of-use assets, net (Note 17)	56,083	53,298
Prepaid pension cost (Note 15)	224,638	172,161
Deferred tax assets (Note 11)	26,180	33,065
Goodwill (Note 14)	620,895	627,534
Intangible assets, net (Note 14)	246,437	266,134
Other noncurrent assets	16,656	19,811
Total assets	$2,205,784	$2,170,150

Liabilities
Notes payable and current portion of long-term debt (Note 13)	$26,391	$26,522
Accounts payable	108,163	111,872
Employees’ compensation	54,826	73,386
Income taxes payable (Note 11)	14,966	19,972
Other current liabilities	83,747	101,066
Total current liabilities	288,093	332,818

Long-term debt, net (Note 13)	481,622	575,170
Pensions (Note 15) and other employee benefits	134,251	143,967
Noncurrent operating lease liabilities (Note 17)	45,984	44,495
Deferred tax liabilities (Note 11)	107,691	102,419
Other noncurrent liabilities	4,824	4,479
Total liabilities	$1,062,465	$1,203,348

Shareholders' Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 8)	$3,569	$3,569
Common stock, no par value (180,000,000 shares authorized; 62,081,391 shares issued; 39,260,080 and 39,317,212 shares outstanding at December 31, 2024 and 2023, respectively)	329,953	312,324
Treasury shares, at cost (Note 8)	(398,204)	(363,284)
Accumulated other comprehensive loss (Note 7)	(141,649)	(129,249)
Retained earnings	1,349,650	1,143,442
Total shareholders’ equity	1,143,319	966,802
Total liabilities and shareholders’ equity	$2,205,784	$2,170,150
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2024	2023	2022
Operating Activities
Net income	$284,967	$58,583	$179,630
Depreciation and amortization	64,333	60,773	56,317
Tax-effected loss on divestiture of MSA LLC (Note 20)	—	199,578	—
Stock-based compensation (Note 12)	18,185	30,023	19,650
Pension income (Note 15)	(8,147)	(7,915)	(11,499)
Deferred income tax (benefit) provision (Note 11)	(98)	(8,514)	5,171
Loss on asset write-down and dispositions, net	819	173	6,290
Pension contributions (Note 15)	(7,877)	(5,217)	(5,032)
Currency exchange losses, net (Note 7)	3,638	17,079	10,255
Product liability expense (Note 20)	—	3	20,590
Collections on insurance receivable and notes receivable, insurance companies (Note 20)	—	—	9,516
Product liability payments (Note 20)	—	(5,250)	(36,755)
Contribution on divestiture of MSA LLC (Note 20)	—	(341,186)	—
Changes in:
Trade receivables	(1,383)	(7,102)	(38,587)
Inventories (Note 5)	(14,673)	51,585	(67,366)
Accounts payable	3,057	(5,452)	7,585
Other current assets and liabilities	(49,087)	53,509	(1,795)
Other noncurrent assets and liabilities	2,694	2,187	3,485
Cash Flow From Operating Activities	296,428	92,857	157,455
Investing Activities
Capital expenditures	(54,223)	(42,764)	(42,553)
Purchase of short-term investments (Note 19)	—	—	(79,542)
Proceeds from maturities of short-term investments (Note 19)	—	—	119,000
Property disposals and other investing	468	2,811	(1,389)
Cash Flow Used In Investing Activities	(53,755)	(39,953)	(4,484)
Financing Activities
Payments on long-term debt (Note 13)	(1,243,897)	(1,871,102)	(1,023,000)
Proceeds from long-term debt (Note 13)	1,149,643	1,895,000	1,010,000
Debt issuance costs	(200)	(1,138)	—
Cash dividends paid	(78,759)	(73,488)	(71,497)
Company stock purchases (Note 8)	(37,340)	(3,961)	(34,394)
Exercise of stock options (Note 8)	501	1,473	4,650
Employee stock purchase plan (Note 8)	1,363	963	891
Cash Flow Used In Financing Activities	(208,689)	(52,253)	(113,350)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17,295)	(16,671)	(16,631)
Change in cash, cash equivalents and restricted cash	16,689	(16,020)	22,990
Beginning cash, cash equivalents and restricted cash	148,408	164,428	141,438
Ending cash, cash equivalents and restricted cash	$165,097	$148,408	$164,428

Supplemental cash flow information:
Cash and cash equivalents	$164,560	$146,442	$162,902
Restricted cash included in prepaid expenses and other current assets	537	1,966	1,526
Total cash, cash equivalents and restricted cash	$165,097	$148,408	$164,428

Interest paid in cash	$35,703	$47,258	$20,740
Income tax paid in cash	$102,673	$69,085	$60,491
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(In thousands, except per share amounts)	Retained Earnings	Accumulated Other Comprehensive Loss
Balances at January 1, 2022	$1,050,214	$(149,140)
Net income	179,630	—
Foreign currency translation adjustments	—	(19,453)
Pension and post-retirement plan adjustments, net of $2,570 tax benefit	—	6,961
Unrecognized net gains on available-for-sale securities (Note 19)	—	3
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 7)	—	2,912
Common dividends ($1.82 per share)	(71,456)	—
Preferred dividends ($2.25 per share)	(41)	—
Balances at December 31, 2022	1,158,347	(158,717)
Net income	58,583	—
Foreign currency translation adjustments	—	21,682
Pension and post-retirement plan adjustments, net of $1,706 tax benefit	—	7,683
Unrecognized net gains on available-for-sale securities (Note 19)	—	2
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 7)	—	101
Common dividends ($1.87 per share)	(73,447)	—
Preferred dividends ($2.25 per share)	(41)	—
Balances at December 31, 2023	1,143,442	(129,249)
Net income	284,967	—
Foreign currency translation adjustments	—	(42,462)
Pension and post-retirement plan adjustments, net of $10,227 tax benefit	—	31,262
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 7)	—	(1,200)
Common dividends ($2.00 per share)	(78,718)	—
Preferred dividends ($2.25 per share)	(41)	—
Balances at December 31, 2024	$1,349,650	$(141,649)
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
Reclassifications—Certain reclassifications of prior years' results have been made to conform to the current year presentation. These reclassifications relate to aligning prior year deferred tax and accrued warranty reserve with current year presentation within our disclosures.
Currency Translation—The functional currency of all significant non-U.S. operating subsidiaries is the local country currency. Assets and liabilities of these operations are translated at year-end exchange rates. Income statement accounts are translated using the average exchange rates for the reporting period. Translation adjustments for these subsidiaries are reported as a component of shareholders’ equity and are not included in net income. Foreign currency transaction gains and losses are included in net income for the reporting period.
Cash Equivalents—Cash equivalents include temporary deposits with financial institutions and highly liquid investments with original maturities of 90 days or less.
Restricted Cash—Restricted cash, which is designated for use other than current operations, is included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Restricted cash balances were $0.5 million and $2.0 million at December 31, 2024 and 2023, respectively. These balances were used to support letter of credit balances.
Inventories—Inventories are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out ("FIFO") method. It is the Company's general policy to write-down any inventory balance in excess of the last 24 months of consumption and any inventory identified as obsolete.
Property and Depreciation—Property is recorded at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, generally as follows: buildings 20 to 40 years, and machinery and equipment 3 to 10 years. Expenditures for significant renewals and improvements are capitalized. Ordinary repairs and maintenance are expensed as incurred. Gains or losses on property dispositions are included in other expense (income), net and the cost and related accumulated depreciation are removed from the accounts. Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $45.6 million, $41.8 million and $36.7 million, respectively. Properties, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable.
Software Development Costs—Software development costs are costs incurred to create, enhance and deploy the Company’s broad range of wireless technology and cloud-based computing safety services. Software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which primarily include compensation and related expenses, are capitalized. Additionally, costs of upgrades and enhancements are capitalized when it is probable that the upgrades and enhancements will result in added functionality. During 2024, 2023 and 2022, respectively, there was $13.0 million, $12.1 million and $8.7 million of software development costs capitalized. The Company has unamortized computer software development costs of $19.9 million and $18.2 million as of December 31, 2024 and 2023, respectively, included in property, plant and equipment, net.
Capitalized costs are amortized through cost of products sold using the straight-line method over the estimated useful life, which is normally three years, beginning in the period in which the software is ready for its intended use or when the upgrade or enhancement is deployed. Software development amortization expense was $11.3 million, $10.4 million and $7.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.

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
Lessor Arrangements—The Company derives a portion of its revenue from various leasing arrangements where the Company is the lessor, primarily managed fire service contracts. Such arrangements provide for payments covering equipment provided, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases under ASC 842 and contain both lease and non-lease components. For a component to be separate, the customer would be able to benefit from the right of use of the component separately or with other resources readily available to the customer and the right of the use is not highly dependent or highly interrelated with the other rights to use the other underlying assets or components.
Revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Maintenance revenue, which is considered a non-lease component, and interest is recognized over the lease term.
Goodwill and Other Intangible Assets—Intangible assets with a finite useful life are amortized on a straight-line basis over their useful lives. Indefinite lived intangible assets are assessed for possible impairment annually on October 1st or whenever circumstances change such that the recorded value of the asset may not be recoverable. We performed a quantitative assessment of the indefinite lived trade name intangible asset as outlined in ASC 350 by comparing the estimated fair value of the trade name intangible asset to its carrying value. We estimate the fair value using the relief from royalty income approach. A number of assumptions and estimates are involved in the application of the relief from royalty model, including sales volumes and prices, royalty rates and tax rates. Forecasts are based on sales generated by the underlying trade name assets and are generally based on approved business unit operating plans for the early years and historical relationships in later years. Based on these assessments, no impairments were identified during the years ended December 31, 2024, 2023 or 2022.
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

The Company estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value. In 2024, we performed a quantitative test at October 1, 2024. We estimate fair value of each reporting unit using a combination of valuation techniques, including the discounted cash flow ("DCF") method, a form of the income approach, and the guideline public company method, a form of the market approach, as we believe each are important indicators of fair value. A number of assumptions and estimates are involved in the application of the DCF model, such as discount rates, revenue growth rates, and operating margins which are affected by expectations about future market or economic conditions. Cash flow forecasts are generally based on approved reporting unit operating plans for the early years and historical relationships in later years. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA") at which peer companies are trading. Management performed its evaluation and determined the fair value of each reporting unit is greater than the carrying amount and, accordingly, the Company has not recorded any impairment charges related to goodwill.
There has been no impairment of our goodwill during the years ended December 31, 2024, 2023 or 2022.
Revenue Recognition—We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue from the sale of products and solutions is recognized when there is persuasive evidence of an arrangement and control passes to the customer. We establish our shipping terms according to local practice and market characteristics. We do not ship product unless we have an order or other documentation authorizing shipment to our customers. Our payment terms vary by the type and location of our customer and the products and solutions offered. The term between invoicing and when payment is due is not significant. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Amounts billed and due from our customers are classified as receivables on the Consolidated Balance Sheets. We make appropriate provisions for credit losses, which have historically been insignificant in relation to our net sales. Certain contracts with customers have an element of variable consideration that is estimated when revenue is recognized under the contract to the extent that it is material to the individual contract. Rebates are based on achieving a certain level of purchases and other performance criteria that are documented in established distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned by the customer. Sales, value add and other taxes collected with revenue-producing activities and remitted to governmental authorities are excluded from revenue.
Refer to Note 2—Revenue Recognition for additional disclosures on revenue recognition matters.
Product Warranties—Estimated expenses related to product warranties and additional service actions are charged to Cost of products sold in the period in which the related revenue is recognized or when significant product quality issues are identified.
Research and Development—Research and development costs are expensed as incurred.
Income Taxes—Deferred income taxes are recognized for temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more likely than not threshold. We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Deferred taxes are booked for available cash in excess of working capital for non-U.S. subsidiaries as these earnings are not considered to be permanently reinvested. The Company treats any Global Intangible Low Taxed Income as a period cost.
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
With respect to unasserted claims or assessments, management first determines whether it is probable that a claim or assessment may be asserted and then, if so, the degree of probability of an unfavorable outcome. If an unfavorable outcome is probable, management assesses whether the amount of potential loss can be reasonably estimated and, if so, accrues the most reasonable estimate of the loss (or, if the estimate of the loss is a range, and no amount within the range is considered to be a better estimate than any other amount, the minimum amount in the range is recorded). If an unfavorable outcome is reasonably possible but less than probable, or the amount of loss cannot be reasonably estimated, then the matter is disclosed and no liability is recorded. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood and/or estimate of a potential loss. Refer to Note 20—Contingencies for further details on product liability related matters.
Concentration of credit and business risks—We sell to customers in a broad mix of industries and are exposed to credit risk in the event of nonpayment. Changes in these industries or other developments may significantly affect our financial performance and management's estimates. We mitigate our exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, credit insurance, prepayments, guarantees or other collateral. No individual customer represented more than 10% of our receivables as of December 31, 2024, or 2023, or sales for any of the three years ended December 31, 2024.
Recently Issued Accounting Standards and Disclosure Rules—In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. With the exception of expanding disclosures, we do not expect the adoption of ASU 2023-09 to have a material effect on our consolidated financial statements taken as a whole.
In March 2024, the U.S. Securities and Exchange Commission (the "SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the final rule as a result of pending legal challenges. The disclosure requirements would apply to the Company's fiscal year ended December 31, 2025, pending resolution of the stay. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.
In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.
Note 2—Revenue Recognition
We generate revenue primarily from manufacturing and selling a comprehensive line of safety products and solutions to protect the health and safety of workers and facility infrastructures around the world. Our customers generally fall into two categories: distributors and industrial or end-users. All customer categories have similar nature, timing and uncertainty related to cash flows. As a result, the underlying principles of revenue recognition are identical for both categories of customers.

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue from the sale of products and solutions is recognized when there is persuasive evidence of an arrangement and control passes to the customer, which generally occurs either when product is shipped to the customer or, in the case of certain customers, when product is delivered to the customer's site. We establish our shipping terms according to local practice and market characteristics. We do not ship product unless we have an order or other documentation authorizing shipment to our customers. Our payment terms vary by the type and location of our customer and the products and solutions offered; however, in most cases, the term between invoicing and when payment is due is not significant.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Amounts billed and due from our customers are classified as receivables on the Consolidated Balance Sheets. We make appropriate provisions for credit losses, which have historically been insignificant in relation to our net sales. Certain contracts with customers may have an element of variable consideration that is estimated when revenue is recognized under the contract to the extent that it is material to the individual contract. Variable consideration could include volume incentive rebates and performance guarantees. Rebates are based on achieving a certain level of purchases and other performance criteria that are documented in established distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned by the customer. Sales, value add and other taxes collected with revenue-producing activities and remitted to governmental authorities are excluded from revenue.
Depending on the terms of the arrangement, we may defer revenue for which we have a future obligation, which may include leases where the Company is the lessor, training, extended warranty, software subscriptions, maintenance and technical services, until such time that the obligation has been satisfied. We use an observable price, or a cost plus margin approach when one is not available, to determine the stand-alone selling price for separate performance obligations. We have elected to recognize the cost for shipping and handling as an expense when control of the product has passed to the customer. These costs are included within the Cost of products sold line on the Consolidated Statements of Income. Amounts billed to customers for shipping and handling are included in net sales.
Performance Obligations
The Company recognizes revenue when performance obligations identified under the terms of the contract with its customers are satisfied, which generally occurs upon the transfer of control in accordance with the contractual terms and conditions of sale. For most contracts with customers, this results in point-in-time revenue recognition once contractual shipping terms are fulfilled.
Disaggregation of Revenue
Refer to Note 9—Segment Information to the consolidated financial statements in Part II Item 8 of this Form 10-K for disaggregation of revenue by segment and product category, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Lessor Arrangements
The Company derives a portion of its revenue from various leasing contracts where the Company is the lessor, primarily managed fire service contracts entered by Bristol. Such arrangements provide for recurring payments throughout the contract term. These payments cover equipment provided in addition to several services which include maintenance and interest.
Managed fire service contracts meet the criteria to be accounted for as sales-type leases. Under ASC 842, these contracts contain both lease and non-lease components. For a component to be separate, the customer would be able to benefit from the right of use of the component separately or with other resources readily available to the customer and the right of the use is not highly dependent or highly interrelated with the other rights to use the other underlying assets or components.
For managed fire service contracts, revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Maintenance revenue, which is considered a non-lease component, and interest are recognized monthly over the lease term. As of December 31, 2024, remaining maintenance performance obligations for managed fire service contracts were $25.5 million, which are expected to be recognized to revenue over approximately 3 years.
Lease revenues and interest earned by the Company, included in the Consolidated Statements of Income, were not material to any of the years ended December 31, 2024, 2023 and 2022.

Net investment in sales-type leases of $5.6 million and $11.3 million were included in Prepaid expenses and other current assets and Other noncurrent assets, respectively, in the Consolidated Balance Sheets as of December 31, 2024. These amounts at December 31, 2024, are expected to be collected over the remaining life of each contract.
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
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses in our Consolidated Statements of Income.
Note 3—Cash and Cash Equivalents
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
The Company's net cash pool position consisted of the following:

(In thousands)	December 31, 2024
Gross cash pool position	$73,721
Less: cash pool borrowings	(55,582)
Net cash pool position	$18,139
Note 4—Restructuring Charges
During the years ended December 31, 2024, 2023 and 2022, we recorded restructuring charges of $6.4 million, $9.9 million and $8.0 million, respectively. These charges were primarily related to our ongoing initiatives to adjust our cost structure and improve productivity.
Americas segment restructuring charges of $1.6 million during the year ended December 31, 2024, were related to manufacturing footprint optimization activities. International segment restructuring charges of $3.5 million during the year ended December 31, 2024, were related to ongoing initiatives to optimize our manufacturing footprint and improve productivity as well as management restructuring. Corporate segment restructuring charges of $1.3 million during the year ended December 31, 2024, were related to management restructuring.
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
realign the organization and adjust our operations in response to current business conditions.

Activity and reserve balances for restructuring charges by segment were as follows:

(in millions)	Americas	International	Corporate	Total
Reserve balances at January 1, 2022	$3.3	$17.4	$0.3	$21.0
Restructuring charges	2.3	5.1	0.6	8.0
Currency translation and other adjustments	0.1	(1.3)	—	(1.2)
Cash payments / utilization	(4.0)	(8.4)	(0.4)	(12.8)
Reserve balances at December 31, 2022	$1.7	$12.8	$0.5	$15.0
Restructuring charges	3.1	4.7	2.1	9.9
Currency translation and other adjustments	(0.1)	0.1	—	—
Cash payments / utilization	(3.9)	(8.6)	(2.6)	(15.1)
Reserve balances at December 31, 2023	$0.8	$9.0	$—	$9.8
Restructuring charges	1.6	3.5	1.3	6.4
Currency translation and other adjustments	(0.1)	(0.3)	—	(0.4)
Cash payments / utilization	(2.1)	(9.0)	(1.3)	(12.4)
Reserve balances at December 31, 2024	$0.2	$3.2	$—	$3.4
Restructuring reserves at December 31, 2024 and 2023 are included in Other current liabilities in our Consolidated Balance Sheets.
Note 5—Inventories
The following table sets forth the components of inventory:

	December 31,
(In thousands)	2024	2023
Finished products	$93,356	$88,687
Work in process	13,413	15,378
Raw materials and supplies	190,027	188,539
Total inventories	$296,796	$292,604
Note 6—Property, Plant, and Equipment
The following table sets forth the components of property, plant and equipment:

	December 31,
(In thousands)	2024	2023
Land	$4,235	$4,332
Buildings	142,605	141,027
Machinery and equipment	512,894	498,148
Construction in progress	25,451	24,404
Total	685,185	667,911
Less accumulated depreciation	(473,320)	(456,034)
Property, plant and equipment, net	$211,865	$211,877

Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss

	MSA Safety Incorporated
(In thousands)	2024	2023	2022
Pension and other post-retirement benefits(a)
Balance at beginning of period	$(42,652)	$(50,335)	$(57,296)
Unrecognized net actuarial gains (losses)	39,049	8,654	(2,862)
Tax (expense) benefit	(9,579)	(1,514)	703
Total other comprehensive gain (loss) before reclassifications, net of tax	29,470	7,140	(2,159)
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service credit (Note 15)	(42)	(84)	(199)
Recognized net actuarial losses (Note 15)	2,482	812	12,592
Tax benefit	(648)	(185)	(3,273)
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	1,792	543	9,120
Total other comprehensive income	$31,262	$7,683	$6,961
Balance at end of period	$(11,390)	$(42,652)	$(50,335)
Available-for-sale securities
Balance at beginning of period	$—	$(2)	$(5)
Unrealized gain on available-for-sale securities (Note 19)	—	2	3
Balance at end of period	$—	$—	$(2)
Foreign currency translation
Balance at beginning of period	$(86,597)	$(108,380)	$(91,839)
Reclassification of currency translation from accumulated other comprehensive loss into net income(b)	(1,200)	101	2,912
Foreign currency translation adjustments	(42,462)	21,682	(19,453)
Balance at end of period	$(130,259)	$(86,597)	$(108,380)
(a)Reclassifications out of accumulated other comprehensive loss and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 15—Pensions and Other Post-retirement Benefits).
(b)Reclassifications out of accumulated other comprehensive loss and into net income relate primarily to the approval of our plan to close certain foreign subsidiaries. The reclassifications are included in Currency exchange losses, net, within the Consolidated Statements of Income.

Note 8—Capital Stock
Preferred Stock—The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both December 31, 2024 and 2023. The Treasury shares at cost line of the Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the years ended December 31, 2024, or 2023. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of December 31, 2024 or 2023.
Common Stock—The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2024 and December 31, 2023. There were 39,260,080 and 39,317,212 shares outstanding at December 31, 2024 and 2023, respectively.
Treasury Shares—The Company's 2024 stock repurchase program authorizes up to $200.0 million to repurchase MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. Under this and prior stock repurchase programs, there were 166,292 shares repurchased during 2024, no shares repurchased during 2023, and 251,408 shares repurchased during 2022. There were 22,821,311 and 22,764,179 Treasury shares at December 31, 2024 and 2023, respectively.
The Company issues Treasury shares for all stock based benefit plans. Shares are issued from Treasury at the average Treasury share cost on the date of the transaction. There were 149,179 and 132,797 Treasury shares issued for these purposes during the years ended December 31, 2024 and 2023, respectively.

Common stock activity is summarized as follows:

	Shares		Dollars
(Dollars in thousands)	Issued	Treasury	Common Stock	Treasury Cost(a)
Balance at January 1, 2022	62,081,391	(22,804,873)	$260,121	$(328,776)
Restricted stock awards	—	52,810	(711)	711
Restricted stock expense	—	—	7,715	—
Restricted stock forfeitures	—	—	(1,227)	—
Stock options exercised	—	103,545	3,021	1,629
Stock option expense	—	—	49	—
Performance stock issued	—	55,447	(880)	880
Performance stock expense	—	—	15,843	—
Performance stock forfeitures	—	—	(2,730)	—
Employee stock purchase plan shares issued	—	7,412	779	112
Treasury shares purchased	—	(31,260)	—	(4,021)
Share repurchase program	—	(251,408)	—	(30,373)
Balances December 31, 2022	62,081,391	(22,868,327)	$281,980	$(359,838)
Restricted stock awards	—	40,856	(643)	643
Restricted stock expense	—	—	9,476	—
Restricted stock forfeitures	—	—	(1,414)	—
Stock options exercised	—	31,394	970	503
Stock option expense	—	—	11	—
Stock option forfeitures	—	—	(11)	—
Performance stock issued	—	53,407	(855)	855
Performance stock expense	—	—	23,546	—
Performance stock forfeitures	—	—	(1,585)	—
Employee stock purchase plan shares issued	—	7,140	849	114
Treasury shares purchased	—	(28,649)	—	(3,961)
Balances December 31, 2023	62,081,391	(22,764,179)	$312,324	$(361,684)
Restricted stock awards	—	52,098	(842)	842
Restricted stock expense	—	—	15,769	—
Restricted stock forfeitures	—	—	(4,530)	—
Stock options exercised	—	10,666	327	174
Stock option expense	—	—	41	—
Stock option forfeitures	—	—	(41)	—
Performance stock issued	—	77,544	(1,256)	1,256
Performance stock expense	—	—	8,394	—
Performance stock forfeitures	—	—	(1,634)	—
Employee stock purchase plan shares issued	—	8,871	1,215	148
Employee stock purchase plan expense	—	—	186	—
Treasury shares purchased	—	(40,019)	—	(7,408)
Share repurchase program	—	(166,292)	—	(29,932)
Balances December 31, 2024	62,081,391	(22,821,311)	$329,953	$(396,604)
(a)Excludes treasury cost related to preferred stock.

Note 9—Segment Information
The Company is organized into four geographical operating segments that are based on management responsibilities: Northern North America; Latin America; Europe, Middle East & Africa; and Asia Pacific. The operating segments have been aggregated (based on economic similarities, the nature of their products and solutions, end-user markets and methods of distribution) into three reportable segments: Americas, International, and Corporate.
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
The Company adopted ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures for the year ended December 31, 2024 and applied it retrospectively for all prior periods presented.
Adjusted operating income (loss) is the measure used by the chief operating decision maker, identified as our President and Chief Executive Officer, to evaluate segment performance and identify opportunities when allocating resources. Adjusted operating income (loss) is defined as operating income excluding restructuring charges, currency exchange gains (losses), product liability expense, loss on divestiture of Mine Safety Appliances Company, LLC ("MSA LLC"), net cost for product-related legal matter, transaction costs and acquisition-related amortization.
The accounting principles applied at the operating segment level in determining the segment measure of profit or loss are the same as those applied at the consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.

Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Reconciling Items(a)	Consolidated Totals
2024
Net sales to external customers	$1,246,641	$561,499	$—	$—	$1,808,140
Less:
Cost of products sold	618,019	320,502	—	—
Selling, general and administrative	208,753	129,683	50,385	—
Research and development	39,783	26,743	—	—
Adjusted operating income (loss)	380,086	84,571	(50,385)	—	414,272
Noncash items:
Depreciation and amortization	$46,289	$17,164	$880	$—	$64,333
Pension (income) expense	(11,854)	3,707	—	—	(8,147)
Total Assets	1,480,124	682,816	44,261	(1,417)	2,205,784
Capital expenditures	31,546	19,091	3,586	—	54,223
2023
Net sales to external customers	$1,235,594	$552,053	$—	$—	$1,787,647
Less:
Cost of products sold	619,948	306,443	(128)	—
Selling, general and administrative	215,236	128,720	51,724	—
Research and development	40,793	27,191	4	—
Adjusted operating income (loss)	359,617	89,699	(51,600)	—	397,716
Noncash items:
Depreciation and amortization	$44,170	$15,760	$843	$—	$60,773
Pension (income) expense	(11,873)	3,958	—	—	(7,915)
Total Assets	1,433,244	734,856	320	1,730	2,170,150
Capital expenditures	28,011	13,341	1,412	—	42,764
2022
Net sales to external customers	$1,043,238	$484,715	$—	$—	$1,527,953
Less:
Cost of products sold	559,773	285,098	44	—
Selling, general and administrative	181,861	115,894	37,884	—
Research and development	34,212	22,800	—	—
Adjusted operating income (loss)	267,392	60,923	(37,928)	—	290,387
Noncash items:
Depreciation and amortization	$41,525	$14,272	$520	$—	$56,317
Pension (income) expense	(18,368)	6,869	—	—	(11,499)
Total Assets	1,660,776	703,444	11,673	1,083	2,376,976
Capital expenditures	33,324	9,229	—	—	42,553
(a)Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

A reconciliation of total Adjusted operating income from reportable segments to Income before income taxes is presented in the following table:

(In thousands)	2024	2023	2022
Adjusted operating income	$414,272	$397,716	$290,387
Less:
Restructuring charges (Note 4)	6,397	9,892	7,965
Currency exchange losses, net	3,638	17,079	10,255
Interest expense	36,889	46,733	21,660
Other income, net (Note 16)	(22,718)	(22,101)	(21,056)
Amortization of acquisition-related intangible assets	9,174	9,246	9,207
Transaction costs(a)	886	965	3,233
Net cost for product-related legal matter	5,000	—	—
Loss on divestiture of MSA LLC (Note 20)	—	129,211	—
Product liability expense (Note 20)	—	3	20,590
Income before income taxes	$375,006	$206,688	$238,533
(a)Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Geographic information on Net sales to external customers, based on country of origin:

(In thousands)	2024	2023	2022
United States	$1,047,451	$1,036,521	$876,945
Other	760,689	751,126	651,008
Total	$1,808,140	$1,787,647	$1,527,953
Geographic information on tangible long-lived assets, net, based on country of origin:

(In thousands)	2024	2023	2022
United States	$160,760	$156,937	$159,345
United Kingdom	30,274	24,740	25,302
Other	76,914	83,498	67,047
Total	$267,948	$265,175	$251,694

Total Net sales by product category was as follows:

2024	Consolidated		Americas		International
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$712,684	39%	$507,738	41%	$204,946	36%
Detection (b)	642,792	36%	426,839	34%	215,953	38%
Industrial PPE and Other (c)	452,664	25%	312,064	25%	140,600	26%
Total	$1,808,140	100%	$1,246,641	100%	$561,499	100%

2023	Consolidated		Americas		International
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$684,224	38%	$501,676	41%	$182,548	33%
Detection (b)	634,915	36%	419,312	34%	215,603	39%
Industrial PPE and Other (c)	468,508	26%	314,606	25%	153,902	28%
Total	$1,787,647	100%	$1,235,594	100%	$552,053	100%

2022	Consolidated		Americas		International
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$578,935	38%	$416,427	40%	$162,508	34%
Detection (b)	529,735	35%	349,543	34%	180,192	37%
Industrial PPE and Other (c)	419,283	27%	277,268	26%	142,015	29%
Total	$1,527,953	100%	$1,043,238	100%	$484,715	100%
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

Amounts attributable to MSA Safety Incorporated common shareholders:
(In thousands, except per share amounts)	2024	2023	2022
Net income	$284,967	$58,583	$179,630
Preferred stock dividends	(41)	(41)	(41)
Net income available to common equity	284,926	58,542	179,589
Dividends and undistributed earnings allocated to participating securities	(24)	(26)	(30)
Net income available to common shareholders	$284,902	$58,516	$179,559

Basic weighted-average shares outstanding	39,371	39,307	39,232
Stock options and other stock-based awards	164	166	175
Diluted weighted-average shares outstanding	39,535	39,473	39,407
Antidilutive stock-based awards	—	—	—

Earnings per share:
Basic	$7.24	$1.49	$4.58
Diluted	$7.21	$1.48	$4.56
Note 11—Income Taxes

(In thousands)	2024	2023	2022
Components of income before income taxes
U.S. income	$243,129	$80,229	$170,426
Non-U.S. income	131,877	126,459	68,107
Income before income taxes	$375,006	$206,688	$238,533
Provision for income taxes
Current
Federal	$47,060	$49,642	$26,022
State	12,868	9,510	7,708
Non-U.S.	30,209	27,101	20,002
Total current provision	$90,137	$86,253	$53,732
Deferred
Federal	$(3,141)	$54,272	$7,350
State	1,046	12,914	862
Non-U.S.	1,997	(5,334)	(3,041)
Total deferred provision (benefit)	(98)	61,852	5,171
Provision for income taxes	$90,039	$148,105	$58,903

Reconciliation of the U.S. federal income tax rates to our effective tax rate:

	2024	2023	2022
U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes-U.S.	2.9%	3.7%	2.9%
Taxes on non-U.S. income	1.1%	(0.6)%	0.1%
Nondeductible compensation	0.5%	1.9%	1.2%
Divestiture (Note 20)	—%	46.6%	—%
Valuation allowances	(1.2)%	(0.2)%	0.8%
Research and development credit	(0.7)%	(0.8)%	(0.4)%
Employee share-based payments	(0.2)%	(0.4)%	(0.8)%
Taxes on non-U.S. income - U.S., Canadian & European reorganization	(0.1)%	(0.5)%	—%
Foreign exchange on entity closures	(0.1)%	—%	0.3%
Other	0.8%	0.9%	(0.4)%
Effective income tax rate	24.0%	71.6%	24.7%
Components of deferred tax assets and liabilities:

	December 31,
(In thousands)	2024	2023
Deferred tax assets
Capitalized research and development	$31,030	$28,822
Inventory	9,434	7,281
Net operating losses and tax credit carryforwards	6,715	10,964
Share-based compensation	6,149	5,528
Accrued expenses and other reserves	5,006	4,566
Reserve for doubtful accounts	1,071	1,562
Other	2,177	1,944
Total deferred tax assets	61,582	60,667
Valuation allowances	(4,815)	(9,671)
Net deferred tax assets	56,767	50,996
Deferred tax liabilities
Goodwill and intangibles	(79,917)	(77,171)
Employee benefits	(41,399)	(24,958)
Property, plant and equipment	(15,461)	(15,541)
Other	(1,501)	(2,680)
Total deferred tax liabilities	(138,278)	(120,350)
Net deferred taxes	$(81,511)	$(69,354)
At December 31, 2024, we had net operating loss carryforwards of approximately $26.9 million. All net operating loss carryforwards without a valuation allowance may be carried forward for a period of at least six years.

A reconciliation of the change in the tax liability for unrecognized tax benefits for the years ended December 31, 2024 and 2023 is as follows:

(In thousands)	2024	2023
Beginning balance	$3,084	$5,192
Adjustments for tax positions related to the current year	51	—
Adjustments for tax positions related to prior years	(607)	(1,116)
Settlements	(929)	—
Statute expiration	(329)	(992)
Ending balance	$1,270	$3,084
The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have no recognized tax benefits associated with these liabilities in 2024 and recognized $0.6 million of tax liabilities associated with these liabilities in 2023.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.2 million at both December 31, 2024 and 2023.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements.
We file a U.S. federal income tax return along with various state and foreign income tax returns. Examinations of our U.S. federal returns have been completed through 2018. Various state and foreign income tax returns may be subject to tax audits for periods after 2016.
On August 16, 2022, President Biden signed the Inflation Reduction Act, which includes a new minimum tax on certain large corporations and an excise tax on stock buybacks. We do not anticipate this legislation will have a material impact for the company.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues above €750.0 million (referred to as Pillar 2), with effective dates beginning in January 2024. We meet the overall revenue threshold and fall within the scope of Pillar 2 and as such, have complied with the requirements of the legislation for the year ended December 31, 2024. The application of Pillar 2 resulted in additional tax expense of $1.1 million.
Note 12—Stock Plans
The 2023 Management Equity Incentive Plan and its predecessor, the 2016 Management Equity Incentive Plan, provide for various forms of stock-based compensation for eligible employees through May 2033 including stock options, restricted stock awards, restricted stock units and performance stock units. The 2024 Non-Employee Directors' Equity Incentive Plan and its predecessor, the 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through May 2034. Stock options are granted at market prices and expire after ten years. The 2014 MSA Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase the Company's shares of common stock at a 15% discount from fair market value, semi-annually, from the stock market. The ESPP plan is considered a compensatory plan. The discount is recorded as a component of selling, general and administrative expense in the Company's Consolidated Statements of Operations. As of December 31, 2024, there were 1,772,153; 87,209; and 68,404 shares, respectively, reserved for future grants under the management and non-employee directors’ equity incentive and employee stock purchase plans.

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
Stock-based compensation expense was as follows:

(In thousands)	2024	2023	2022
Restricted stock units	$11,239	$8,062	$6,488
Stock options	—	—	49
Performance stock units	6,760	21,961	13,113
Employee stock purchase program	186	—	—
Total stock-compensation expense before income taxes	18,185	30,023	19,650
Income tax benefit	4,492	7,356	4,814
Total stock-compensation expense, net of income tax benefit	$13,693	$22,667	$14,836
We did not capitalize any stock-based compensation expense, and all expense is included in Selling, general and administrative expense in the Consolidated Statements of Income.
A summary of option activity follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding January 1, 2022	161,701	$45.47
Exercised	(103,545)	44.91
Outstanding December 31, 2022	58,156	46.48	58,156
Exercised	(31,394)	46.90
Forfeited	(226)	49.44
Outstanding December 31, 2023	26,536	45.95	26,536
Exercised	(10,666)	46.93
Forfeited	(852)	48.65
Outstanding December 31, 2024	15,018	$45.10	15,018
For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2024 were as follows:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted-Average
		Exercise Price	Remaining Life
$33.01 – $45.00	13,212	$44.50	0.48
$45.01 – $57.93	1,806	49.48	3.07
$33.01 – $57.93	15,018	$45.10	0.79
Cash received from the exercise of stock options was $0.5 million, $1.5 million and $4.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The tax benefit we realized from these exercises was $0.6 million, $0.9 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Stock options become exercisable when they are vested. The aggregate intrinsic value of stock options exercisable and outstanding at December 31, 2024 was $1.8 million.

Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested January 1, 2022	118,343	$132.62
Granted	87,697	130.28
Vested	(51,369)	113.96
Forfeited	(8,785)	139.66
Unvested at December 31, 2022	145,886	137.36
Granted	81,150	142.92
Vested	(43,107)	126.27
Forfeited	(10,078)	140.28
Unvested at December 31, 2023	173,851	142.73
Granted	84,282	178.50
Vested	(50,840)	163.66
Forfeited	(27,709)	163.49
Unvested at December 31, 2024	179,584	$150.39
A summary of performance stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	193,335	$129.86
Granted	81,504	142.38
Vested	(55,447)	101.38
Performance adjustments	(22,147)	99.84
Forfeited	(18,485)	147.66
Unvested at December 31, 2022	178,760	146.28
Granted	77,654	132.39
Vested	(53,407)	127.36
Performance adjustments	(3,009)	127.40
Forfeited	(10,777)	147.06
Unvested at December 31, 2023	189,221	146.17
Granted	40,787	177.34
Vested	(77,544)	174.13
Performance adjustments	20,488	194.10
Forfeited	(10,956)	149.16
Unvested at December 31, 2024	161,996	$146.50
The 2024 performance adjustments above relate primarily to 2021 performance unit awards which vested in the first quarter of 2024 at 174% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's TSR during the three-year performance period.
During the years ended December 31, 2024, 2023 and 2022, the total intrinsic value of stock options exercised (the difference between the market price on the date of exercise and the option price paid to exercise the option) was $1.5 million, $3.7 million and $8.6 million, respectively. The fair values of restricted stock vested during the years ended December 31, 2024, 2023 and 2022 were $8.3 million, $5.4 million and $5.9 million, respectively. The fair value of performance stock units vested during the years ended December 31, 2024, 2023 and 2022 was $13.5 million, $6.8 million and $5.6 million, respectively.

On December 31, 2024, there was $20.0 million of unrecognized stock-based compensation expense. The weighted average period over which this expense is expected to be recognized was approximately 1.5 years.
Note 13—Long-Term Debt
Long-Term Debt

	December 31,
(In thousands)	2024	2023
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$53,400	$62,081
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,754	99,733
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,754	99,733
2023 Term Loan credit agreement maturing in 2026, net of debt issuance costs	205,152	230,604
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,953	49,939
Senior revolving credit facility maturing in 2026, net of debt issuance costs	—	59,602
Total	508,013	601,692
Amounts due within one year	26,391	26,522
Long-term debt, net of debt issuance costs	$481,622	$575,170
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026, and increased the capacity to $900.0 million. The agreement was amended in August 2021 and June 2023 to transition from Sterling LIBOR reference rates and U.S. LIBOR reference rates. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on Secured Overnight Financing Rate (“SOFR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Overnight Bank Funding Rate, plus 0.5%, (iii) the Prime Rate (iv) the Daily Simple SOFR rate, plus 1.00%. The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or SOFR). At December 31, 2024, we had no borrowings outstanding under our $900.0 million senior revolving credit facility. The facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2024, the Company entered into Amendment No. 3 to the Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. The Company has outstanding £42.7 million (approximately $53.5 million at December 31, 2024) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $7.6 million at December 31, 2024) due annually through January 2031.
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
On January 5, 2023, the Company entered into a new $250 million term loan facility to fund the divestiture of MSA LLC, a wholly owned subsidiary. Under the agreement, the Company may elect either BASE or an interest rate based on SOFR. The Company pays a credit spread of 0 to 200 basis points based on the Company's net EBITDA leverage ratio and elected rate. The Company had a Term Loan interest rate of 5.56% as of December 31, 2024.

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
As of December 31, 2024, MSA was in full compliance with the restrictive covenants under its various credit agreements.
Approximate maturities on our long-term debt over the next five years are $26.4 million in 2025, $195.1 million in 2026, $32.6 million in 2027, $32.6 million in 2028, $7.6 million in 2029 and $215.3 million thereafter.
The Company had outstanding bank guarantees and standby letters of credit with banks as of December 31, 2024, totaling $9.5 million, of which $1.5 million relate to the senior revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At December 31, 2024, the Company has $0.5 million of restricted cash in support of these arrangements.
Note 14—Goodwill and Intangible Assets
Changes in goodwill during the years ended December 31, 2024 and 2023, were as follows:

(In thousands)	2024	2023
Balance at January 1	$627,534	$620,622
Currency translation	(6,639)	6,912
Balance at December 31	$620,895	$627,534
At December 31, 2024, goodwill of $447.6 million and $173.3 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization, during the years ended December 31, 2024 and 2023, were as follows:

(In thousands)	2024	2023
Net balance at January 1	$266,134	$281,853
Amortization expense	(17,826)	(18,085)
Currency translation	(1,871)	2,366
Net balance at December 31	$246,437	$266,134

(In millions)		December 31, 2024			December 31, 2023
Intangible Assets:	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	19	$179.7	$(55.7)	$124.0	$181.8	$(46.5)	$135.3
Distribution agreements	20	65.7	(33.3)	32.4	66.0	(30.2)	35.8
Technology related assets	8	49.6	(35.5)	14.1	49.9	(32.7)	17.2
Patents, trademarks and copyrights	16	34.1	(18.2)	15.9	34.5	(16.8)	17.7
License agreements	5	5.4	(5.4)	—	5.4	(5.4)	—
Other	2	2.8	(2.8)	—	3.4	(3.3)	0.1
Total	17	$337.3	$(150.9)	$186.4	$341.0	$(134.9)	$206.1

At December 31, 2024, the above intangible assets balance includes a trade name related to the Globe acquisition with an indefinite life totaling $60.0 million.
Intangible asset amortization expense over the next five years is expected to be approximately $17.5 million in 2025, $17.1 million in 2026, $17.0 million in 2027, $16.8 million in 2028, and $16.0 million in 2029.
Note 15—Pensions and Other Post-retirement Benefits
We maintain various defined benefit and defined contribution plans covering the majority of our employees. Our principal U.S. plan is funded in compliance with the Employee Retirement Income Security Act ("ERISA"). It is our general policy to fund current costs for the international plans according to local requirements and general market practice.
We provide health care benefits and limited life insurance for certain retired employees who are covered by our principal U.S. defined benefit pension plan until they become Medicare-eligible.

Defined benefit pension plan and other post-retirement benefits plan information is provided in the following tables:

	Pension Benefits		Other Benefits
(In thousands)	2024	2023	2024	2023
Change in Benefit Obligations
Benefit obligations at January 1	$521,474	$490,365	$21,386	$22,538
Service cost	9,214	7,587	176	214
Interest cost	23,307	23,775	994	1,090
Participant contributions	232	347	285	276
Plan amendments	(20)	(194)	—	—
Actuarial (losses) gains(a)	(27,259)	23,750	1,696	(326)
Benefits paid	(28,159)	(26,140)	(2,491)	(2,406)
Curtailments	—	(87)	—	—
Settlements	(17,576)	(1,574)	—	—
Currency translation	(6,729)	3,645	—	—
Benefit obligations at December 31	$474,484	$521,474	$22,046	$21,386
Change in Plan Assets
Fair value of plan assets at January 1	$563,449	$514,218	$—	$—
Actual return on plan assets	55,610	70,640	—	—
Employer contributions	7,877	5,217	2,206	2,130
Participant contributions	232	347	285	276
Settlements	(17,576)	(1,574)	—	—
Benefits paid	(28,159)	(26,140)	(2,491)	(2,406)
Administrative expenses paid	(62)	(57)	—	—
Currency translation	(1,007)	798	—	—
Fair value of plan assets at December 31	$580,364	$563,449	$—	$—
Funded Status
Funded status at December 31	$105,880	$41,975	$(22,046)	$(21,386)
Unrecognized prior service credit (cost)	728	1,021	—	(184)
Unrecognized net actuarial losses	40,339	82,796	6,804	5,568
Net amount recognized	$146,947	$125,792	$(15,242)	$(16,002)
Amounts Recognized in the Balance Sheets
Noncurrent assets	$224,638	$172,161	$—	$—
Current liabilities	(7,474)	(8,427)	(2,145)	(2,167)
Noncurrent liabilities	(111,284)	(121,759)	(19,901)	(19,219)
Net amount recognized	$105,880	$41,975	$(22,046)	$(21,386)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial losses	$40,339	$82,796	$6,804	$5,568
Prior service cost (credit)	728	1,021	—	(184)
Total (before tax effects)	$41,067	$83,817	$6,804	$5,384
Accumulated Benefit Obligations for all Defined Benefit Plans	$442,734	$487,167	$—	$—
(a)Actuarial (losses) gains for both periods relate primarily to the increase/decrease in discount rates used in measuring plan obligations as of December 31, 2024, and 2023, respectively.

	Pension Benefits			Other Benefits
(In thousands)	2024	2023	2022	2024	2023	2022
Components of Net Periodic Benefit (Income) Cost
Service cost	$9,214	$7,587	$12,281	$176	$214	$327
Interest cost	23,307	23,775	14,377	994	1,090	590
Expected return on plan assets	(42,832)	(39,639)	(49,646)	—	—	—
Amortization of prior service cost (credit)	142	161	139	(184)	(245)	(338)
Recognized net actuarial losses	1,103	186	11,704	460	550	1,242
Settlement/curtailment loss (gain)	919	15	(354)	—	—	—
Net periodic benefit (income) cost(a)	$(8,147)	$(7,915)	$(11,499)	$1,446	$1,609	$1,821
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
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits
(In thousands)	2024	2023
Aggregate accumulated benefit obligations (ABO)	$117,299	$129,921
Aggregate fair value of plan assets	3,334	5,622
Information for pension plans with a projected benefit obligation in excess of plan assets:

	Pension Benefits
(In thousands)	2024	2023
Aggregate projected benefit obligations (PBO)	$122,092	$135,809
Aggregate fair value of plan assets	3,334	5,622

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Assumptions used to determine benefit obligations
Average discount rate	5.35%	4.75%	5.49%	4.88%
Rate of compensation increase	2.96%	3.78%	3.00%	3.00%
Assumptions used to determine net periodic benefit cost
Average discount rate - Service cost	5.02%	5.23%	4.96%	5.15%
Average discount rate - Interest cost	4.64%	4.91%	4.85%	5.09%
Expected return on plan assets	7.23%	6.86%	—	—
Rate of compensation increase	3.78%	4.61%	3.00%	3.00%
Discount rates for all U.S. and foreign plans were determined using the aforementioned spot rate methodology for 2024 and 2023. Aside from sovereign bonds used in Mexico, the remaining plans' discount rates were determined using various corporate bonds and by matching our projected benefit obligation payment stream to current yields on high quality bonds.
The expected return on assets for the 2024 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on capital market expectations) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Pension Plan Assets at December 31,
	2024	2023
Equity securities	65%	58%
Fixed income securities	26	30
Pooled investment funds	7	9
Cash and cash equivalents	1	2
Insurance contracts	1	1
Total	100%	100%
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
The fair values of the Company's pension plan assets at December 31, 2024, were as follows:

			Fair Value
(In thousands)	Total	NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$375,001	$56,803	$318,198	$—	$—
Fixed income securities	152,258	—	97,013	55,245	—
Pooled investment funds	42,182	42,182	—	—	—
Cash and cash equivalents	7,589	5,908	1,681	—	—
Insurance contracts	3,334	—	—	—	3,334
Total	$580,364	$104,893	$416,892	$55,245	$3,334
The fair values of the Company's pension plan assets at December 31, 2023, were as follows:

			Fair Value
(In thousands)	Total	NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$327,699	$45,441	$282,258	$—	$—
Fixed income securities	169,321	—	94,706	74,615	—
Pooled investment funds	50,553	50,553	—	—	—
Cash and cash equivalents	10,254	8,645	1,609	—	—
Insurance contracts	5,622	—	—	—	5,622
Total	$563,449	$104,639	$378,573	$74,615	$5,622
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
The following table presents a reconciliation of Level 3 assets:

(In thousands)	Insurance Contracts
Balance January 1, 2023	$4,454
Net realized and unrealized gains	208
Net purchases, issuances and settlements	960
Balance December 31, 2023	5,622
Net realized and unrealized gains	(117)
Net purchases, issuances and settlements	(2,171)
Balance December 31, 2024	$3,334
The following table presents amounts related to Level 3 assets recognized in accumulated other comprehensive loss:

(In thousands)	Insurance Contracts
Net actuarial losses	$(698)
Prior service cost	310
Total (before tax effects)	$(388)
We expect to make net contributions between $6 million and $8 million to our pension plans in 2025, which are primarily associated with statutorily required plans in the International reporting segment.
For the 2024 beginning of the year measurement purposes (net periodic benefit expense), a 6.7% increase in the costs of covered health care benefits was assumed, decreasing by 0.2% for each successive year to 4.4% in 2033 and thereafter. For the 2024 end of the year measurement purposes (benefit obligation), a 7.8% increase in the costs of covered health care benefits was assumed, decreasing by approximately 0.3% for each successive year to 4.5% in 2034 and thereafter.
Expense for defined contribution pension plans was $13.6 million in 2024, $13.4 million in 2023 and $12.6 million in 2022.

Estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $30.5 million in 2025, $30.4 million in 2026, $30.7 million in 2027, $31.3 million in 2028 and $31.9 million in 2029, and an aggregated $167.7 million for the five years thereafter. Estimated other post-retirement benefits to be paid during the next five years are $2.1 million in 2025, $2.1 million in 2026, $2.3 million in 2027, $2.2 million in 2028, $2.2 million in 2029, and an aggregated $10.2 million for the five years thereafter.
Note 16—Other Income, Net

	Year ended December 31,
(In thousands)	2024	2023	2022
Components of net periodic benefit income other than service cost (Note 15)	$16,091	$14,107	$22,286
Interest income	7,019	8,184	4,155
Loss on asset write-down and dispositions, net	(819)	(173)	(6,290)
Other, net	427	(17)	905
Total other income, net	$22,718	$22,101	$21,056
During the years ended December 31, 2024, and 2023, we recognized $7.0 million and $8.2 million of other income, respectively, related to interest earned on cash balances. During the year ended December 31, 2022, we recognized $4.2 million of other income related to interest earned on cash balances, short-term investments and notes receivable from insurance companies. The short-term investments and notes receivables from insurance companies were divested as of January 5, 2023.
Note 17—Leases
As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. The components of lease expense were as follows:

	Year Ended December 31,
(In millions, except percentage and year amounts)	2024	2023
Lease cost:
Operating lease cost recognized as rent expense	$13.7	$12.0
Total lease cost	$13.7	$12.0

	Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$13.5	$11.8

Non-cash other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$12.2	$19.3

	December 31,
	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	11	13

Weighted-average discount rate:
Operating leases	3.81%	3.37%
Rent expense was $13.7 million, $12.0 million and $15.0 million in 2024, 2023 and 2022, respectively. We did not have any lease transactions with related parties. We did not have any significant leases not yet commenced.

At December 31, 2024, future lease payments under operating leases were as follows:

(In millions)	Operating Leases

2025	$13.3
2026	11.2
2027	8.5
2028	6.5
2029	5.1
After 2029	23.1
$67.7
Less: Imputed interest	10.3
Present value of operating lease liabilities	57.4
Less: Current portion operating lease liabilities(a)	11.4
Noncurrent operating lease liabilities	$46.0
(a) Included in Other current liabilities on the Consolidated Balance Sheets.
Note 18—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the Consolidated Statements of Income. At December 31, 2024, the notional amount of open forward contracts was $184.0 million and there were no unrealized gains/losses on these contracts. All open forward contracts will mature during the first quarter of 2025.
The following table presents the Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

	December 31,
(In thousands)	2024	2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$175	$2,210
Foreign exchange contracts: other current liabilities	$1,111	$242
The following table presents the Consolidated Statements of Income and Consolidated Statements of Cash Flows location and impact of derivative financial instruments:

	Year ended December 31,
	2024	2023
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$(9,139)	$(398)

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
The valuation methodologies we used to measure financial assets and liabilities were limited to the pension plan assets and the derivative financial instruments described in Note 15—Pensions and Other Post-retirement Benefits and Note 18—Derivative Financial Instruments, respectively. Valuations of these financial assets and liabilities may reflect assumptions about financial markets which may change based on economic conditions. See Note 15 for the fair value hierarchy classification of pension plan assets. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy. With the exception of our fixed rate long-term debt, we believe that the reported carrying amounts of our remaining financial assets and liabilities approximate their fair values.
The reported carrying amount of fixed rate long-term debt, including the current portion of long-term debt, was $303.5 million and $312.2 million at December 31, 2024, and 2023, respectively. The fair value of this debt was $266.4 million and $278.7 million at December 31, 2024, and 2023, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
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
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve alleged exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. A former subsidiary of the Company, Mine Safety Appliances Company, LLC ("MSA LLC"), which was divested as described below, has been named as a defendant in various lawsuits related to such claims. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors.
On January 5, 2023, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) with a joint venture between R&Q Insurance Holdings Ltd. and Obra Capital, Inc. (the "Purchaser"). Under the Purchase Agreement, on January 5, 2023, the Company transferred to the Purchaser all of the issued and outstanding limited liability company interests of MSA LLC (the “Sale”). In connection with the closing, the Company contributed $341.2 million in cash and cash equivalents, while the Purchaser contributed an additional $35.0 million.

As MSA LLC was the obligor for the claims to which the Company's legacy cumulative trauma product liability reserves relate and the policyholder of the related insurance assets, the rights and obligations related to these items remained with MSA LLC when it transferred to the Purchaser's ownership pursuant to the Purchase Agreement. In addition, pursuant to the Purchase Agreement, the Purchaser and MSA LLC have agreed to indemnify the Company and its affiliates for legacy cumulative trauma product liabilities and other product liabilities, and a subsidiary of the Company has agreed to indemnify MSA LLC for all other historical liabilities of MSA LLC. This indemnification is not subject to any cap or time limitation. In connection with the Sale, the Company and its Board of Directors received a solvency opinion from an independent advisory firm that MSA LLC was solvent and adequately capitalized after giving effect to the transaction.
Following the completion of the transaction, the Company no longer has any obligation with respect to pending and future cumulative trauma product liability claims relating to these matters. As such, all legacy cumulative trauma product liability reserves, related insurance assets, and associated deferred tax assets of the divested subsidiary were derecognized from our balance sheet and the Company incurred a tax-effected loss on the divestiture of MSA LLC of $199.6 million, including transaction related costs of $5.6 million. The Purchaser assumed management of the divested subsidiary, including the management of its claims and associated assets.
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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the Consolidated Statements of Income as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of February 4, 2025, Globe was named as a defendant in approximately 663 lawsuits comprised of about 8,801 claims, predominantly styled as individual personal injury claims and including two putative class actions. Certain of these lawsuits include MSA Safety Inc. or other Globe affiliates as defendants.
MSA LLC is also a defendant in a number of PFAS lawsuits predominantly relating to Aqueous Film-Forming Foam. The Purchaser assumed responsibility for these and any similar future claims specific to MSA LLC, including such claims that have been or may be brought against MSA Safety Inc. or its subsidiaries, under the terms of the Purchase Agreement governing the Company's January 5, 2023, divestiture of MSA LLC. Further information about the transaction can be found in the Company’s Current Report on Form 8-K filed on January 6, 2023.

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
The following table reconciles the changes in the Company's accrued warranty reserve:

	December 31,
(In thousands)	2024	2023	2022
Beginning warranty reserve	$14,288	$15,230	$12,423
Warranty payments	(11,802)	(9,794)	(10,631)
Warranty claims, current	10,684	9,128	14,274
Warranty claims, preexisting	765	(614)	504
Currency translation and other adjustments	(211)	338	(1,340)
Ending warranty reserve	$13,724	$14,288	$15,230
Warranty expense for the years ended December 31, 2024, 2023 and 2022 was $11.2 million, $8.9 million and $13.4 million, respectively, and is included in Costs of products sold on the Consolidated Statements of Income.
Note 21—Quarterly Financial Information (Unaudited)

	2024
	Quarters
(In thousands, except per share amounts)	1st	2nd	3rd	4th	Year
Net sales	$413,302	$462,463	$432,679	$499,696	$1,808,140
Gross profit	195,531	223,029	207,456	234,429	860,445
Net income	58,139	72,234	66,648	87,946	284,967

Earnings per share(1)
Basic	$1.48	$1.83	$1.69	$2.23	$7.24
Diluted	1.47	1.83	1.69	2.22	7.21

	2023
	Quarters
(In thousands, except earnings per share)	1st	2nd	3rd	4th	Year
Net sales	$398,262	$447,299	$446,728	$495,358	$1,787,647
Gross profit	181,398	213,796	218,761	238,183	852,138
Net (loss) income	(150,173)	67,090	65,256	76,410	58,583

Earnings per share(1)
Basic	$(3.83)	$1.71	$1.66	$1.94	$1.49
Diluted	(3.83)	1.70	1.65	1.93	1.48
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
Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
With respect to this Part III, incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Executive Compensation,” (3) “Corporate Governance Matters,” (4) “Stock Ownership,” and (5) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 13, 2025. The information appearing in such Proxy Statement under the caption “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. As to Item 10 above, also see the information reported in Part I of this Form 10-K, under the caption “Information about our Executive Officers,” which is incorporated herein by reference. As to Item 10 above, the Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s website at www.MSAsafety.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.
As to Item 12 above, the following table sets forth information as of December 31, 2024, concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,018	$45.10	1,927,766	*
Equity compensation plans not approved by security holders	None	—	None
Total	15,018	45.10	1,927,766
*Includes 1,772,153 shares available for issuance under the 2023 Management Equity Incentive Plan, 87,209 shares available for issuance under the 2024 Non-Employee Directors’ Equity Incentive Plan, and 68,404 shares available for issuance under the 2014 MSA Employee Stock Purchase Plan.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K.
(a) 2. The following additional financial information for the three years ended December 31, 2024, is filed with the report and should be read in conjunction with the above financial statements:
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

10(b)*	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(a) to Form 10-Q on May 10, 2006, is incorporated herein by reference.

10(c)*	Supplemental Pension Plan as of May 5, 1998, filed as Exhibit 10(d) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

10(d)*	Supplemental Pension Plan as amended and restated effective January 1, 2005, filed as Exhibit 10.3 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(e)*	2024 Non-Employee Directors’ Equity Incentive Plan, filed as Exhibit A to the registrant's definitive proxy statement dated March 28, 2024, is incorporated herein by reference.

10(f)*	MSA Safety, Inc. Executive Incentive Plan as of January 1, 2023, filed as Exhibit 10(g) to Form 10-K on February 16, 2024, is incorporated by reference.

10(g)*	Supplemental Executive Retirement Plan, effective January 1, 2008, filed as Exhibit 10.2 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(h)*	Form of Change-in-Control Severance Agreement between the registrant and its executive officers, filed as Exhibit 10.1 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(i)*	2003 Supplemental Savings Plan, effective January 1, 2003, filed as Exhibit 10(k) to Form 10-K on February 24, 2014, is incorporated herein by reference.

10(j)*	2005 Supplemental Savings Plan, as amended and restated, effective June 1, 2022, is incorporated herein by reference.

10(k)*
MSA Safety Incorporated Amended and Restated 2023 Management Equity Incentive Plan, filed as Appendix A to the registrant’s definitive proxy statement dated March 30, 2023, is incorporated herein by reference.

10(l)*	Form of MSA Safety Incorporated 2023 Management Equity Incentive Plan Performance Stock Unit agreement between the registrant and its executive officers is filed herewith.

10(m)*	Form of MSA Safety Incorporated 2023 Management Equity Incentive Plan Restricted Stock Unit agreement between the registrant and its executive officers is filed herewith.

10(n)*	Form of MSA Safety Incorporated 2024 Non-Employee Directors' Equity Incentive Plan Restricted Stock agreement between the registrant and Non-employee Directors' is filed herewith.

10(o)*	2019 MSA Safety Incorporated Deferred Compensation Program for Non-employee Directors' is filed herewith.

10(p)
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

10(q)
Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement dated July 1, 2021 with PGIM, Inc. and the noteholders party thereto, filed as Exhibit 10.1 to Form 8‑K/A on July 16, 2021, is incorporated herein by reference.

10(r)
Second Amended and Restated Master Note Facility dated as of July 1, 2021 with NYL Investors LLC and the noteholders party thereto, filed as Exhibit 10.2 to Form 8‑K/A on July 16, 2021, is incorporated herein by reference.

10(s)
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

10(v)
Amendment No. 1 and Consent to Second Amended and Restated Master Note Facility, dated as of December 30, 2022, among MSA Safety Incorporated, each of the Guarantors signatory hereto, NYL Investors LLC and each of the holders of Notes, filed as Exhibit 10.5 to Form 8‑K on January 6, 2023, is incorporated herein by reference.

19	MSA Safety Incorporated Global Insider Trading Policy is filed herewith.

21	Affiliates of the registrant is filed herewith.

23	Consent of Ernst & Young LLP, independent registered public accounting firm is filed herewith.

31.1	Certification of Steven C. Blanco pursuant to Rule 13a-14(a) is filed herewith.

31.2	Certification of Lee B. McChesney pursuant to Rule 13a-14(a) is filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.§1350 is filed herewith.

97	MSA Safety Incorporated Mandatory Recoupment Policy filed as Exhibit 97 to Form 10-K on February 16, 2023 is incorporated herein by reference.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.
Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSA SAFETY INCORPORATED

February 14, 2025	By	/s/ STEVEN C. BLANCO
(Date)		Steven C. Blanco President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN C. BLANCO Steven C. Blanco	President and Chief Executive Officer (Principal Executive Officer)	February 14, 2025

/S/ LEE B. MCCHESNEY Lee B. McChesney	Senior Vice President and Chief Financial Officer	February 14, 2025

/S/ JONATHAN D. BUCK Jonathan D. Buck	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 14, 2025

/S/ ROBERT A. BRUGGEWORTH Robert A. Bruggeworth	Director	February 14, 2025

/S/ GREGORY B. JORDAN Gregory B. Jordan	Director	February 14, 2025

/S/ WILLIAM M. LAMBERT William M. Lambert	Director	February 14, 2025

/S/ DIANE M. PEARSE Diane M. Pearse	Director	February 14, 2025

/S/ REBECCA B. ROBERTS Rebecca B. Roberts	Director	February 14, 2025

/S/ SANDRA L. PHILLIPS Sandra L. Phillips	Director	February 14, 2025

/s/ LUCA SAVI Luca Savi	Director	February 14, 2025

/S/ WILLIAM R. SPERRY William R. Sperry	Director	February 14, 2025

/S/ NISHAN J. VARTANIAN Nishan J. Vartanian	Director	February 14, 2025

SCHEDULE II
MSA SAFETY INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2024

	2024	2023	2022
	(In thousands)
Allowance for credit loss:
Balance at beginning of year	$7,065	$6,769	$5,789
Additions—
Charged to costs and expenses	2,627	1,899	1,253
Deductions—
Deductions from reserves, net (1)(2)	1,645	1,603	273
Balance at end of year	$8,047	$7,065	$6,769
Income tax valuation allowance:
Balance at beginning of year	$9,671	$10,017	$8,812
Additions—
Charged to costs and expenses (3)	1,113	2,673	2,771
Deductions—
Deductions from reserves (3)	5,969	3,019	1,566
Balance at end of year	$4,815	$9,671	$10,017
2
(1)Bad debts written off, net of recoveries.
(2)Activity for 2024, 2023 and 2022 includes currency translation gains of $1,408, $1,368 and $202, respectively.
(3)Activity for 2024, 2023 and 2022 includes currency translation gains of $218, $16 and $622, respectively.