Form 10-Q
period 2025-03-31
MSA Safety Inc
filed 2025-05-01
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2025
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
As of April 25, 2025, 39,305,893 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share values)	2025	2024
Net sales	$421,340	$413,302
Cost of products sold	227,945	217,771
Gross profit	193,395	195,531

Selling, general and administrative	93,965	94,150
Research and development	15,669	15,919
Restructuring charges (Note 4)	1,924	3,017
Currency exchange losses, net	4,076	2,333
Operating income	77,761	80,112

Interest expense	6,835	10,740
Other income, net	(7,023)	(6,235)
Total other (income) expense, net	(188)	4,505

Income before income taxes	77,949	75,607
Provision for income taxes (Note 11)	18,344	17,468
Net income	$59,605	$58,139

Earnings per share attributable to common shareholders (Note 10):
Basic	$1.51	$1.48
Diluted	$1.51	$1.47
Dividends per common share	$0.51	$0.47

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2025	2024
Net income	$59,605	$58,139
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments (Note 7)	22,537	(10,673)
Pension and post-retirement plan adjustments, net of tax (Note 7)	201	374
Total other comprehensive gain (loss), net of tax	22,738	(10,299)
Comprehensive income	$82,343	$47,840

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$170,617	$164,560
Trade receivables, less allowance for credit loss of $7,996 and $8,047	294,423	279,213
Inventories (Note 5)	306,675	296,796
Prepaid expenses and other current assets	51,447	62,461
Total current assets	823,162	803,030

Property, plant and equipment, net (Note 6)	211,714	211,865
Operating lease right-of-use assets, net	56,308	56,083
Prepaid pension cost (Note 15)	229,744	224,638
Deferred tax assets (Note 11)	27,489	26,180
Goodwill (Note 14)	627,200	620,895
Intangible assets, net (Note 14)	243,800	246,437
Other noncurrent assets	16,468	16,656
Total assets	$2,235,885	$2,205,784

Liabilities
Notes payable and current portion of long-term debt (Note 13)	$32,886	$26,391
Accounts payable	116,474	108,163
Employees’ compensation	39,500	54,826
Other current liabilities	91,580	98,713
Total current liabilities	280,440	288,093

Long-term debt, net (Note 13)	469,171	481,622
Pensions and other employee benefits (Note 15)	136,854	134,251
Noncurrent operating lease liabilities	45,681	45,984
Deferred tax liabilities (Note 11)	108,106	107,691
Other noncurrent liabilities	5,488	4,824
Total liabilities	$1,045,740	$1,062,465

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 8)	$3,569	$3,569
Common stock, no par value (Note 8)	330,077	329,953
Treasury shares, at cost (Note 8)	(413,812)	(398,204)
Accumulated other comprehensive loss (Note 7)	(118,911)	(141,649)
Retained earnings	1,389,222	1,349,650
Total shareholders’ equity	1,190,145	1,143,319
Total liabilities and shareholders’ equity	$2,235,885	$2,205,784

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating Activities
Net income	$59,605	$58,139
Depreciation and amortization	16,251	15,559
Stock-based compensation (Note 12)	2,629	4,187
Pension income (Note 15)	(3,848)	(2,208)
Deferred income tax benefit (Note 11)	(83)	(2,190)
Loss on asset dispositions, net	8	51
Pension contributions (Note 15)	(1,832)	(1,316)
Currency exchange losses, net	4,076	2,333
Changes in:
Trade receivables	(13,727)	12,132
Inventories (Note 5)	(4,422)	(14,946)
Accounts payable	8,502	6,175
Other current assets and liabilities	(5,173)	(26,328)
Other noncurrent assets and liabilities	(153)	(702)
Cash Flow From Operating Activities	61,833	50,886
Investing Activities
Capital expenditures	(10,784)	(11,219)
Property disposals and other investing	18	—
Cash Flow Used in Investing Activities	(10,766)	(11,219)
Financing Activities
Proceeds from long-term debt (Note 13)	246,000	326,000
Payments on long-term debt (Note 13)	(253,466)	(331,010)
Cash dividends paid	(20,033)	(18,490)
Company stock purchases (Note 8)	(18,343)	(5,838)
Exercise of stock options (Note 8)	230	253
Cash Flow Used in Financing Activities	(45,612)	(29,085)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	743	(8,676)
Change in cash, cash equivalents and restricted cash	6,198	1,906
Beginning cash, cash equivalents and restricted cash	165,097	148,408
Ending cash, cash equivalents and restricted cash	$171,295	$150,314

Supplemental cash flow information:
Cash and cash equivalents	$170,617	$148,329
Restricted cash included in prepaid expenses and other current assets	678	1,985
Total cash, cash equivalents and restricted cash	$171,295	$150,314

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands, except per share values)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2023	$1,143,442	$(129,249)
Net income	58,139	—
Foreign currency translation adjustments	—	(10,673)
Pension and post-retirement plan adjustments, net of tax benefit of $14	—	374
Common dividends ($0.47 per share)	(18,480)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances March 31, 2024	$1,183,091	$(139,548)

Balances December 31, 2024	$1,349,650	$(141,649)
Net income	59,605	—
Foreign currency translation adjustments	—	22,537
Pension and post-retirement plan adjustments, net of tax expense of $191	—	201
Common dividends ($0.51 per share)	(20,023)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances March 31, 2025	$1,389,222	$(118,911)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The condensed consolidated financial statements of MSA Safety Incorporated and its subsidiaries ("MSA" or "the Company") are unaudited. These unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2024, Balance Sheet data was derived from the audited Consolidated Balance Sheets, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2024, which includes all disclosures required by U.S. GAAP.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Amounts billed and due from our customers are classified as receivables on the unaudited Condensed Consolidated Balance Sheets. We make appropriate provisions for credit losses, which have historically been insignificant in relation to our net sales. Certain contracts with customers may have an element of variable consideration that is estimated when revenue is recognized under the contract to the extent that it is material to the individual contract. Variable consideration could include volume incentive rebates and performance guarantees. Rebates are based on achieving a certain level of purchases and other performance criteria that are documented in established distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned by the customer. Sales, value added and other taxes collected with revenue-producing activities and remitted to governmental authorities are excluded from revenue.

Depending on the terms of the arrangement, we may defer revenue for which we have a future obligation, which may include leases where the Company is the lessor, training, extended warranty, software subscriptions, maintenance and technical services, until such time that the obligation has been satisfied. We use an observable price, or a cost plus margin approach when one is not available, to determine the stand-alone selling price for separate performance obligations. We have elected to recognize the cost for shipping and handling as an expense when control of the product has passed to the customer. These costs are included within the Cost of products sold line on the unaudited Condensed Consolidated Statements of Income. Amounts billed to customers for shipping and handling are included within the Net sales line on the unaudited Condensed Consolidated Statements of Income.
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
Disaggregation of Revenue
Refer to Note 9—Segment Information for disaggregation of revenue by segment and product category, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Lessor Arrangements
The Company derives a portion of its revenue from various leasing contracts where the Company is the lessor, primarily managed fire service contracts. Such arrangements provide for recurring payments throughout the contract term. These payments cover equipment provided in addition to several services which include maintenance and interest.
Managed fire service contracts meet the criteria to be accounted for as sales-type leases. Under ASC 842, Leases, these contracts contain both lease and non-lease components. For a component to be separate, the customer would be able to benefit from the right of use of the component separately or with other resources readily available to the customer and the right of the use is not highly dependent or highly interrelated with the other rights to use the other underlying assets or components.
For managed fire service contracts, revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Maintenance revenue, which is considered a non-lease component, and interest are recognized monthly over the lease term. As of March 31, 2025, remaining maintenance performance obligations for managed fire service contracts were $33.4 million, which are expected to be recognized to revenue over approximately 3 years.
Lease revenues and interest earned by the Company, included in the unaudited Condensed Consolidated Statements of Income, were not material to either the quarter ended March 31, 2025, or 2024.
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
The Company's net cash pool position consisted of the following:

(In thousands)	March 31, 2025
Gross cash pool position	$102,623
Less: cash pool borrowings	(47,492)
Net cash pool position	$55,131
Note 4—Restructuring Charges
During the three months ended March 31, 2025, we recorded restructuring charges of $1.9 million. Americas segment restructuring charges of $0.4 million during the three months ended March 31, 2025, were related to initiatives to right-size the organization in response to macroeconomic conditions. International segment restructuring charges of $0.9 million during the three months ended March 31, 2025, were primarily related to ongoing initiatives to optimize our manufacturing footprint and initiatives to right-size the organization in response to macroeconomic conditions. Corporate segment restructuring charges of $0.6 million during the three months ended March 31, 2025, were related to initiatives to right-size the organization in response to macroeconomic conditions.
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
Restructuring reserves are included in Other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2023	$0.8	$9.0	$—	$9.8
Restructuring charges	1.6	3.5	1.3	6.4
Currency translation	(0.1)	(0.3)	—	(0.4)
Cash payments / utilization	(2.1)	(9.0)	(1.3)	(12.4)
Reserve balances at December 31, 2024	$0.2	$3.2	$—	$3.4
Restructuring charges	0.4	0.9	0.6	1.9
Currency translation	—	0.1	—	0.1
Cash payments	(0.1)	(0.9)	—	(1.0)
Reserve balances at March 31, 2025	$0.5	$3.3	$0.6	$4.4

Note 5—Inventories
The following table sets forth the components of inventory:

(In thousands)	March 31, 2025	December 31, 2024
Finished products	$96,507	$93,356
Work in process	17,127	13,413
Raw materials and supplies	193,041	190,027
Total inventories	$306,675	$296,796
Note 6—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	March 31, 2025	December 31, 2024
Land	$4,309	$4,235
Buildings	144,166	142,605
Machinery and equipment	524,525	512,894
Construction in progress	22,276	25,451
Total	695,276	685,185
Less: accumulated depreciation	(483,562)	(473,320)
Property, plant and equipment, net	$211,714	$211,865

Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(11,390)	$(42,652)
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service cost (credit) (Note 15)	32	(9)
Recognized net actuarial losses (Note 15)	360	397
Tax benefit	(191)	(14)
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	201	374
Balance at end of period	$(11,189)	$(42,278)
Foreign currency translation
Balance at beginning of period	$(130,259)	$(86,597)
Foreign currency translation adjustments	22,537	(10,673)
Balance at end of period	$(107,722)	$(97,270)
(a) Amounts reclassified from accumulated other comprehensive loss into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 15—Pensions and Other Post-retirement Benefits).

Note 8—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both March 31, 2025, and December 31, 2024. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the three months ended March 31, 2025, or 2024. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of March 31, 2025, or December 31, 2024.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of March 31, 2025, and December 31, 2024. No new shares were issued during the three months ended March 31, 2025, or 2024. There were 39,298,861 and 39,260,080 shares outstanding at March 31, 2025, and December 31, 2024, respectively.
Treasury Shares - The Company's 2024 stock repurchase program authorizes up to $200.0 million to repurchase MSA common stock in the open market and in private transactions. The stock repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the three months ended March 31, 2025, and 2024, the Company repurchased 62,125 and no shares, respectively, under this and the prior stock repurchase program. There were 22,782,530 and 22,821,311 treasury shares at March 31, 2025, and December 31, 2024, respectively.
The Company issues treasury shares for all stock-based benefit plans. Shares are issued from treasury at the average treasury share cost on the date of the transaction. There were 153,734 and 95,428 Treasury shares issued for these purposes during the three months ended March 31, 2025, and 2024, respectively.
Common stock activity is summarized as follows:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$329,953	$(396,604)	$312,324	$(361,684)
Stock compensation expense	2,629	—	4,187	—
Restricted and performance stock awards	(2,642)	2,642	(1,436)	1,436
Stock options exercised	137	93	166	87
Treasury shares purchased for stock compensation programs	—	(8,347)	—	(5,838)
Share repurchase program	—	(9,996)	—	—
Balance at end of period	$330,077	$(412,212)	$315,241	$(365,999)
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
The Company adopted ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures for the year ended December 31, 2024, and applied it retrospectively for all prior periods presented.

Adjusted operating income (loss) is the measure used by the chief operating decision maker, identified as our President and Chief Executive Officer, to evaluate segment performance and identify opportunities when allocating resources. Adjusted operating income (loss) is defined as operating income excluding restructuring charges, currency exchange gains (losses), transaction costs and acquisition-related amortization.
The accounting principles applied at the operating segment level in determining the segment measure of profit or loss are the same as those applied at the unaudited condensed consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.
Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate		Reconciling Items(a)	Consolidated Totals
Three Months Ended March 31, 2025
Net sales to external customers	$293,160	$128,180	$—			$421,340
Less:
Cost of products sold	154,180	71,479	—		—
Selling, general and administrative	50,918	31,693	9,899		—
Research and development	9,369	6,300	—		—
Adjusted operating income (loss)	78,693	18,708	(9,899)		—	87,502
Noncash items:
Depreciation and amortization	11,517	4,505	229		$—	16,251
Pension (income) expense	(4,695)	847	—		—	(3,848)
Total Assets	1,481,750	699,029	57,700		(2,594)	2,235,885
Capital expenditures	8,791	1,850	143		—	10,784
Three Months Ended March 31, 2024
Net sales to external customers	$295,539	$117,763	$—			$413,302
Less:
Cost of products sold	147,877	67,557	23		—
Selling, general and administrative	51,925	30,321	11,672		—
Research and development	9,519	6,399	—		—
Adjusted operating income (loss)	86,218	13,486	(11,695)		—	88,009
Noncash items:
Depreciation and amortization	11,273	4,075	211		$—	15,559
Pension (income) expense	(3,258)	1,050	—		—	(2,208)
Total Assets	1,461,565	714,276	(2,092)	(b)	581	2,174,330
Capital expenditures	6,554	4,066	599		—	11,219
(a)Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.
(b)Negative Corporate segment assets driven primarily by bank overdrafts under our notional cash pooling arrangement. Refer to Note 3—Cash and Cash Equivalents for further details.

A reconciliation of total Adjusted operating income from reportable segments to Income before income taxes is presented in the following table:

	Three Months Ended March 31,
(In thousands)	2025	2024
Adjusted operating income	$87,502	$88,009
Less:
Restructuring charges (Note 4)	1,924	3,017
Currency exchange losses, net	4,076	2,333
Interest expense	6,835	10,740
Other income, net	(7,023)	(6,235)
Amortization of acquisition-related intangible assets	2,286	2,314
Transaction costs(a)	1,455	233
Income before income taxes	$77,949	$75,607
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total sales by product group was as follows:

Three Months Ended March 31, 2025	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$150,616	36%	$105,907	36%	$44,709	35%
Detection (b)	161,070	38%	109,891	37%	51,179	40%
Industrial PPE and Other (c)	109,654	26%	77,362	27%	32,292	25%
Total	$421,340	100%	$293,160	100%	$128,180	100%

Three Months Ended March 31, 2024	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fire Service (a)	$163,694	40%	$122,252	41%	$41,442	35%
Detection (b)	139,216	34%	96,295	33%	42,921	36%
Industrial PPE and Other (c)	110,392	26%	76,992	26%	33,400	29%
Total	$413,302	100%	$295,539	100%	$117,763	100%
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

	Three Months Ended March 31,
(In thousands, except per share values)	2025	2024
Net income	$59,605	$58,139
Preferred stock dividends	(10)	(10)
Net income attributable to common equity	59,595	58,129
Dividends and undistributed earnings allocated to participating securities	(5)	(7)
Net income attributable to common shareholders	59,590	58,122

Basic weighted-average shares outstanding	39,334	39,360
Stock-based compensation awards	167	196
Diluted weighted-average shares outstanding	39,501	39,556
Antidilutive shares	—	—

Earnings per share:
Basic	$1.51	$1.48
Diluted	$1.51	$1.47
Note 11—Income Taxes
The Company's effective tax rate for the three months ended March 31, 2025, was 23.5%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to state income taxes. The Company's effective tax rate for the three months ended March 31, 2024, was 23.1%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible compensation.
At March 31, 2025, the Company had a gross liability for unrecognized tax benefits of $1.3 million. The Company has no recognized tax benefits associated with these liabilities at March 31, 2025. The gross liability includes amounts associated with foreign tax exposure in prior periods.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $0.2 million at March 31, 2025.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.

Note 12—Stock Plans
The 2023 Management Equity Incentive Plan and its predecessor, the 2016 Management Equity Incentive Plan, provide for various forms of stock-based compensation for eligible employees through, in the case of the 2023 Management Equity Incentive Plan, May 2033, including stock options, restricted stock awards, restricted stock units and performance stock units. The 2024 Non-Employee Directors’ Equity Incentive Plan and its predecessor, the 2017 Non-Employee Directors’ Equity Incentive Plan, provide for grants of stock options and restricted stock to non-employee directors through May 2034. The 2014 MSA Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase the Company's shares of common stock at a 15% discount from the fair market value stock price, semi-annually. The ESPP plan is considered a compensatory plan. The discount is recorded as a component of selling, general and administrative expense in the Company's Consolidated Statements of Income.
Stock compensation expense, included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income, is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Stock compensation expense	$2,629	$4,187
Income tax benefit	649	1,026
Stock compensation expense, net of tax	$1,980	$3,161
We have not capitalized any stock-based compensation expense.
A summary of stock option activity for the three months ended March 31, 2025, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	15,018	$45.10
Exercised	(5,173)	44.50
Outstanding and exercisable at March 31, 2025	9,845	$45.41
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the three months ended March 31, 2025, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2025	179,584	$150.39
Granted	55,124	159.70
Vested	(31,277)	138.81
Forfeited	(7,648)	153.94
Unvested at March 31, 2025	195,783	$154.72
Performance stock units that have a market condition modifier are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units granted in the first quarter of 2025 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period and further range based upon the achieved market metric over the performance period. The following weighted average assumptions were used in estimating the fair value of the performance stock units granted in the first quarter of 2025.

Fair value per unit	$160.54
Risk-free interest rate	4.28%
Expected dividend yield	1.14%
Expected volatility	25.3%
MSA stock beta	0.744

The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date converted into an implied spot rate yield curve. Expected dividend yield is based on the most recent annualized dividend divided by the one-year average closing share price. Expected volatility is based on the three-year historical volatility preceding the grant date using daily stock prices. Expected life is based on historical stock option exercise data.
A summary of performance stock unit activity for the three months ended March 31, 2025, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2025	161,996	$146.50
Granted	55,405	160.54
Performance adjustments(a)	64,457	143.49
Vested	(118,605)	143.47
Forfeited	(15,852)	154.55
Unvested at March 31, 2025	147,401	$152.03
(a)Performance adjustments relate primarily to the final number of shares issued for the 2022 performance unit awards which vested in the first quarter of 2025 at 220% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's total shareholder return during the three-year performance period.

Note 13—Long-Term Debt

(In thousands)	March 31, 2025	December 31, 2024
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$47,237	$53,400
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,759	99,754
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,759	99,754
2023 Term Loan credit agreement maturing in 2026, net of debt issuance costs	205,346	205,152
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,956	49,953
Total	502,057	508,013
Amounts due within one year	32,886	26,391
Long-term debt, net of debt issuance costs	$469,171	$481,622
On May 24, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) that extended its term through May 24, 2026, and increased the capacity to $900.0 million. The agreement was amended in August 2021 and June 2023 to transition from Sterling LIBOR reference rates and U.S. LIBOR reference rates. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on Secured Overnight Financing Rate (“SOFR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) 0.00%, (ii) the Overnight Bank Funding Rate, plus 0.5%, (iii) the Prime Rate (iv) the Daily Simple SOFR rate, plus 1.00%. The Company pays a credit spread of 0 to 175 basis points based on the Company’s net EBITDA leverage ratio and elected rate (BASE or SOFR). At March 31, 2025, we had no borrowings outstanding under our $900.0 million senior revolving credit facility. The facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On January 5, 2023, the Company entered into a new $250 million term loan facility to fund the divestiture of MSA LLC, a wholly owned subsidiary. Under the agreement, the Company may elect either BASE or an interest rate based on SOFR. The Company pays a credit spread of 0 to 200 basis points based on the Company's net EBITDA leverage ratio and elected rate. The Company had a Term Loan interest rate of 5.30% as of March 31, 2025.
On April 1, 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Amended Revolving Credit Facility” or “Amended Facility”) that extended its term through April 1, 2030, and increased the capacity to $1.3 billion. As part of the Amended Facility, we have converted $207.3 million, inclusive of our $206.3 million 2023 Term Loan credit agreement and $1.0 million of accrued interest related to the 2023 Term Loan, into the Amended Revolving Credit Facility’s capacity.

On July 1, 2024, the Company entered into Amendment No. 3 to the Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of March 31, 2025, the Company has outstanding £36.6 million (approximately $47.3 million at March 31, 2025) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $7.9 million at March 31, 2025) due annually through January 2031.
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
Coincident with the amendment to the Revolving Credit Facility on April 1, 2025, the Company entered into Amendment No. 4 to the Prudential Note Agreement and Amendment No. 4 to the NYL Note Facility, in each case to conform to the changes made in the Amended Revolving Credit Facility.
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
As of March 31, 2025, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2025, totaling $9.5 million, of which $1.5 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. As of March 31, 2025, the Company has $0.7 million of restricted cash in support of these arrangements.
Note 14—Goodwill and Intangible Assets, Net
Changes in goodwill during the three months ended March 31, 2025, were as follows:

(In thousands)	Goodwill
Balance at January 1, 2025	$620,895
Currency translation	6,305
Balance at March 31, 2025	$627,200
At March 31, 2025, goodwill of $447.6 million and $179.6 million related to the Americas and International reportable segments, respectively.

Changes in intangible assets, net, during the three months ended March 31, 2025, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2025	$246,437
Amortization expense	(4,406)
Currency translation	1,769
Net balance at March 31, 2025	$243,800
At March 31, 2025, intangible assets, net, includes a trade name related to Globe Manufacturing Company, LLC ("Globe") with an indefinite life totaling $60.0 million.
Note 15—Pensions and Other Post-retirement Benefits
Components of Net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2025	2024	2025	2024
Three Months Ended March 31,
Service cost	$1,994	$2,315	$31	$44
Interest cost	5,934	5,970	276	248
Expected return on plan assets	(12,005)	(10,812)	—	—
Amortization of prior service cost (credit)	32	37	—	(46)
Recognized net actuarial losses	197	282	163	115
Net periodic benefit (income) cost (a)	$(3,848)	$(2,208)	$470	$361
(a) Components of Net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Income.

We made contributions of $1.8 million and $1.3 million to our pension plans during the three months ended March 31, 2025, and 2024, respectively. We expect to make net contributions between $6 million and $8 million to our pension plans in 2025, which are primarily associated with statutorily required plans in the International reporting segment.
Note 16—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain of our foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the unaudited Condensed Consolidated Statements of Income. The notional amount of open forward contracts was $150.7 million and $184.0 million at March 31, 2025, and December 31, 2024, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	March 31, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$236	$175
Foreign exchange contracts: other current liabilities	146	1,111

The following table presents the amount and classification of the (gain) loss associated with derivative financial instruments within the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$(2,634)	$1,758
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
The valuation methodologies we used to measure financial assets and liabilities are also used to value the derivative financial instruments described in Note 16—Derivative Financial Instruments. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy. With the exception of our fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values.
The reported carrying amount of our fixed rate long-term debt was $297.3 million and $303.5 million at March 31, 2025, and December 31, 2024, respectively. The fair value of this debt was $263.0 million and $266.4 million at March 31, 2025, and December 31, 2024, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 18—Commitments and Contingencies
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
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve alleged exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. A former subsidiary of the Company, Mine Safety Appliances Company, LLC ("MSA LLC"), which was divested on January 5, 2023, under a membership interest purchase agreement (the "Purchase Agreement") with Sag Main Holdings LLC (the "Purchaser"), as further described in the Company’s Current Report on Form 8-K filed on January 6, 2023, has been named as a defendant in various lawsuits related to such claims. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors.

As MSA LLC was the obligor for the claims to which the Company's legacy cumulative trauma product liability reserves relate and policyholder of the related insurance assets, the rights and obligations related to these items remained with MSA LLC when it transferred to the Purchaser's ownership pursuant to the Purchase Agreement. In addition, pursuant to the Purchase Agreement, the Purchaser and MSA LLC have agreed to indemnify the Company and its affiliates for legacy cumulative trauma product liabilities and other product liabilities, and a subsidiary of the Company has agreed to indemnify MSA LLC for all other historical liabilities of MSA LLC. This indemnification is not subject to any cap or time limitation. In connection with the sale, the Company and its Board of Directors received a solvency opinion from an independent advisory firm that MSA LLC was solvent and adequately capitalized after giving effect to the transaction.
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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Income as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of April 22, 2025, Globe was named as a defendant in 731 lawsuits comprised of 9,274 claims, predominantly styled as individual personal injury claims and including several putative class actions. Certain of these lawsuits include MSA Safety Inc. or other Globe affiliates as defendants.
MSA LLC is also a defendant in a number of PFAS lawsuits predominantly relating to Aqueous Film-Forming Foam. The purchaser assumed responsibility for these and any similar future claims specific to MSA LLC, including such claims that have been or may be brought against MSA Safety Inc. or its subsidiaries, under the terms of the purchase agreement governing the Company's January 5, 2023, divestiture of MSA LLC. Further information about the transaction and the purchase agreement can be found in the Company’s Current Report on Form 8-K filed on January 6, 2023.
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
The following table reconciles changes in the Company's accrued warranty reserve:

(In thousands)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Beginning warranty reserve	$13,724	$14,288
Warranty payments	(3,650)	(11,802)
Warranty claims, current	2,790	10,684
Warranty claims, preexisting	319	765
Currency translation and other adjustments	101	(211)
Ending warranty reserve	$13,284	$13,724
Warranty expense was $3.2 million and $2.1 million for the three months ended March 31, 2025, and 2024, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this quarterly report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to the effects of changes in U.S. trade policy and trade agreements, along with increased tariffs as well as those discussed in the sections of our annual report entitled “Forward-Looking Statements” and “Risk Factors,” and those discussed in our Form 10-Q quarterly reports filed after such annual report (such as in Part II, Item 1A, “Risk Factors.”)
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
A detailed listing of our significant product offerings in the aforementioned product groups above is included in MSA's Annual Report on Form 10-K for the year ended December 31, 2024.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Net Sales	Three Months Ended March 31,		Dollar Increase (Decrease)	Percent Increase (Decrease)
(In millions, except percentage change)	2025	2024
Consolidated	$421.3	$413.3	$8.0	1.9%
Americas	293.1	295.5	(2.4)	(0.8)%
International	128.2	117.8	10.4	8.8%
Net Sales. Net sales for the three months ended March 31, 2025, were $421.3 million, an increase of $8.0 million, or 1.9%, compared to $413.3 million in the same period last year and included approximately $10.0 million of sales pulled forward into the quarter in consideration of tariffs. Please refer to the Net Sales table below for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended March 31, 2025 versus March 31, 2024
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	(0.8)%	8.8%	1.9%
Currency translation effects	1.8%	2.1%	1.9%
Organic sales change	1.0%	10.9%	3.8%
Note: Organic sales change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Net sales for the Americas segment were $293.1 million in the first quarter of 2025, a decrease of $2.4 million, or 0.8%, compared to $295.5 million in the first quarter of 2024. Organic sales in the Americas segment increased 1.0% during the period, driven by growth in detection and industrial PPE partially offset by a decrease in fire service.
Net sales for the International segment were $128.2 million in the first quarter of 2025, an increase of $10.4 million, or 8.8%, compared to $117.8 million for the first quarter of 2024. Organic sales in the International segment increased 10.9% during the period, driven by growth in detection and fire service partially offset by a modest decline in industrial PPE.
We maintain our low single-digit full-year organic sales growth outlook. The business remains healthy, supported by stable order trends into April. Our broad diversification across products, geographies, and markets, along with favorable underlying market trends in the safety industry, and a strong commercial pipeline, provides confidence as we move forward. There has been increased macroeconomic uncertainty driven by global tariff policies which could present risk to our growth outlook.
Refer to Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the first quarter of 2025 was $193.4 million, a decrease of $2.1 million or 1.1%, compared to $195.5 million for the first quarter of 2024. The ratio of gross profit to net sales was 45.9% in the first quarter of 2025 compared to 47.3% in the same quarter last year. The decrease in gross profit margin is related to transactional foreign currency headwinds and inflation partially offset by higher sales volume, price realization and favorable product mix. While we are taking actions to mitigate tariffs and foreign exchange pressures, we may not be able to offset all the headwinds in the near term. We will remain agile in this dynamic environment if the operating landscape significantly diverges from our expectations.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $94.0 million during the first quarter of 2025, a decrease of $0.2 million or 0.2%, compared to $94.2 million for the first quarter of 2024. SG&A expenses were 22.3% of net sales during the first quarter of 2025, compared to 22.8% of net sales during the same period in 2024. Organic SG&A increased by approximately $1.2 million or 1.3%. The increase in SG&A was driven by inflation, higher commission expense on double-digit detection growth and corporate development-related costs, partially offset by discretionary expense management and $3 million of favorable discrete adjustments in the current quarter primarily related to variable compensation.

Please refer to the SG&A expenses table below for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended March 31, 2025 versus March 31, 2024
(Percent Change)	Consolidated
GAAP reported change	(0.2)%
Currency translation effects	1.5%
Organic change	1.3%
Note: Organic SG&A change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Research and development expense. Research and development expense was $15.7 million during the first quarter of 2025, a decrease of $0.2 million, compared to $15.9 million during the first quarter of 2024. Research and development expense was 3.7% of net sales in the first quarter of 2025 and 3.9% in the first quarter of 2024.
During the first quarter of 2025 and 2024, we capitalized $3.3 million and $3.4 million of software development costs, respectively. Depreciation expense for capitalized software development costs of $2.9 million and $2.7 million for the first quarter of 2025 and 2024, respectively, was recorded in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.
MSA remains committed to dedicating significant resources to research and development activities, including the recently announced MSA® G1™ SCBA XR Edition and all-new Globe® G-XTREME® PRO Jacket. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense and capitalized software development costs to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $19.0 million and $19.3 million during the first quarter of March 31, 2025, and 2024, respectively.
Restructuring charges. Restructuring charges of $1.9 million during the first quarter of 2025 were primarily related to initiatives to right-size the organization in response to macroeconomic conditions and ongoing initiatives to optimize our manufacturing footprint and improve productivity. Restructuring charges of $3.0 million during the first quarter of 2024 were primarily related to management restructuring and initiatives to adjust our cost structure and optimize our manufacturing footprint.
Currency exchange. Currency exchange losses were $4.1 million in the first quarter of 2025 compared to $2.3 million in the first quarter of 2024. The currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances and recognized exchange loss for our Argentina affiliate operating in a hyper-inflationary environment. Refer to Note 16—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the first quarter of 2025 was $77.8 million compared to $80.1 million in the same period last year. The decrease in operating income was primarily driven by lower gross profit and increased currency exchange losses, partially offset by lower restructuring charges as discussed further above.
Adjusted operating income. Americas adjusted operating income for the first quarter of 2025 was $78.7 million, a decrease of $7.5 million or 8.7% compared to $86.2 million in the prior year first quarter. The decrease in adjusted operating income is attributable to lower sales and gross profit partially offset by a decline in SG&A expenses.
International adjusted operating income for the first quarter of 2025 was $18.7 million, an increase of $5.2 million, or 38.7%, compared to $13.5 million in the prior year first quarter. The increase in adjusted operating income is attributable to higher sales volumes and higher gross profit driven by productivity improvements and pricing partially offset by higher SG&A expense.
Corporate segment adjusted operating loss for the first quarter of 2025 was $9.9 million, a decrease of $1.8 million, compared to an adjusted operating loss of $11.7 million in the first quarter of 2024, driven by lower variable compensation partially offset by inflation.

The following tables present a summary of adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA % by reportable segment. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

(In thousands)	Americas	International	Corporate	Consolidated
Three months ended March 31, 2025
Net sales	$293,160	$128,180	$—	$421,340
GAAP operating income				77,761
Adjusted operating income (loss)	78,693	18,708	(9,899)	87,502
Adjusted operating margin %	26.8%	14.6%
Adjusted EBITDA	88,412	22,725	(9,670)	101,467
Adjusted EBITDA %	30.2%	17.7%
Three months ended March 31, 2024
Net sales	$295,539	$117,763	$—	$413,302
GAAP operating income				80,112
Adjusted operating income (loss)	86,218	13,486	(11,695)	88,009
Adjusted operating margin %	29.2%	11.5%
Adjusted EBITDA	95,693	17,045	(11,484)	101,254
Adjusted EBITDA %	32.4%	14.5%
Note: Adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures and operating ratios derived from non-GAAP financial measures. Refer to Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for reconciliation of total adjusted operating income from reportable segments to income before income taxes and table below for reconciliation of adjusted EBITDA to net income. See also the "Non-GAAP Financial Information" section below.

A reconciliation of total adjusted EBITDA and total adjusted operating income from reportable segments to net income is presented in the following table:

	Three Months Ended March 31,
(In thousands)	2025	2024
Adjusted EBITDA	$101,467	$101,254
Less:
Depreciation and amortization	13,965	13,245
Adjusted operating income	87,502	$88,009
Less:
Restructuring charges (Note 4)	1,924	3,017
Currency exchange losses, net	4,076	2,333
Amortization of acquisition-related intangible assets	2,286	2,314
Transaction costs(a)	1,455	233
GAAP operating income	$77,761	$80,112
Less:
Interest expense	6,835	10,740
Other income, net	(7,023)	(6,235)
Income before income taxes	77,949	75,607
Provision for income taxes	18,344	17,468
Net income	$59,605	$58,139
(a)Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total other (income) expense, net. Total other income, net, for the first quarter of 2025 was $0.2 million, compared to other expense, net, of $4.5 million for the same period in 2024, driven primarily by decreased interest expense related to lower debt balances and interest rates as well as increased pension income driven by a higher expected rate of return.
Income taxes. The reported effective tax rate for the first quarter of 2025 was 23.5% compared to 23.1% for the first quarter of 2024. The increase from the prior year was primarily driven by an increase in state income taxes.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $59.6 million for the first quarter of 2025, or $1.51 per diluted share, compared to $58.1 million, or $1.47 per diluted share, for the same period last year.
Non-GAAP Financial Measures
This report includes certain non-GAAP financial measures and operating ratios derived from non-GAAP financial measures. These financial measures and ratios include organic (referred to in our historical filings as constant currency) sales change, organic SG&A change, adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin %.
Organic sales and SG&A change are non-GAAP financial measures provided by the Company to give a better understanding of the Company's underlying business performance. Organic sales and SG&A change are calculated by deducting the percentage impact from currency translation effects as well as the impact from acquisitions and divestitures completed in the preceding 12 months from the overall percentage change in net sales and SG&A. The Company believes that organic sales and SG&A change are useful metrics for investors, as foreign currency translation can have a material impact on revenue and SG&A trends. Organic sales and SG&A change highlight ongoing business performance excluding the impact of fluctuating foreign currencies, acquisitions and divestitures.
Adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin % are non-GAAP financial measures and operating ratios derived from non-GAAP measures. Total reportable segment adjusted operating income is reconciled above to the nearest GAAP financial measure, operating income, and excludes restructuring, currency exchange, transaction costs and acquisition-related amortization. Total reportable segment adjusted EBITDA is reconciled above to the nearest GAAP financial measure, net income and, in addition to the items summarized above that are excluded from adjusted operating income (loss), excludes depreciation and amortization expense; interest expense; other income, net; and provision for income taxes. Adjusted operating margin % is defined as adjusted operating income (loss) divided by net sales to external customers and adjusted EBITDA margin % is defined as adjusted EBITDA divided by net sales to external customers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities as well as to makes strategic decisions about the business and allocate resources. Additionally, these non-GAAP financial measures provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and share repurchases. At March 31, 2025, approximately 60% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility and a term loan, both due in 2026. At March 31, 2025, approximately 90% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At March 31, 2025, the Company had cash and cash equivalents totaling $170.6 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy that prioritizes growth investments, funding our dividends and servicing debt obligations. Cash, cash equivalents and restricted cash increased $6.2 million during the three months ended March 31, 2025, compared to increasing $1.9 million during the same period in 2024.
At March 31, 2025, we had no borrowings outstanding under our $900.0 million senior revolving credit facility. The facility also provides an accordion feature that allows the Company to access an additional $400.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
We believe MSA's healthy balance sheet and access to significant capital at March 31, 2025, positions us well to navigate through a dynamic operating environment and other unexpected events. We maintain a balanced capital deployment strategy that focuses on investing for organic growth and pursuing inorganic growth opportunities, as well as, returning cash to shareholders in the form of dividends and share buybacks. Additionally, as disclosed in Note 13—Long-Term Debt to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, on April 1, 2025, we entered into a Fifth Amended and Restated Credit Agreement that extended its term through April 1, 2030, and increased the capacity to $1.3 billion.
Operating activities. Operating activities provided cash of $61.8 million during the three months ended March 31, 2025, compared to $50.9 million during the same period in 2024. The increased cash flow from operating activities was primarily related to lower cash used for variable compensation as compared to the prior year, partially offset by higher cash usage for working capital needs. The working capital cash usage increase related primarily to accounts receivable, partially offset by lower cash usage for inventory and accounts payable.
Investing activities. Investing activities used cash of $10.8 million during the three months ended March 31, 2025, compared to using $11.2 million during the same period in 2024. We remain committed to evaluating acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities used cash of $45.6 million during the three months ended March 31, 2025, compared to $29.1 million during the same period in 2024. During the three months ended March 31, 2025, we had net payments on long-term debt of $7.5 million as compared to $5.0 million during the same period in 2024. We paid cash dividends of $20.0 million during the three months ended March 31, 2025, compared to $18.5 million in the same period in 2024. We used cash of $18.3 million during the three months ended March 31, 2025, to repurchase shares, including $10.0 million related to our share repurchase program and the remainder related to our employee stock compensation transactions compared to $5.8 million in the same period in 2024, all of which related to our employee stock compensation programs.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro and British pound, at March 31, 2025, resulted in a translation gain of $22.5 million being recorded to the cumulative translation adjustments shareholders' equity account during the three months ended March 31, 2025, compared to a $10.7 million translation loss being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2024.
COMMITMENTS AND CONTINGENCIES
We made contributions of $1.8 million to our pension plans during the three months ended March 31, 2025. We expect to make net contributions between $6 million and $8 million to our pension plans in 2025, which are primarily associated with statutorily required plans in the International reporting segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2025, totaling $9.5 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2025, the Company has $0.7 million of restricted cash in support of these arrangements.
We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.
Please refer to Note 18—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further discussion on the Company's single incident and cumulative trauma product liabilities.
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
The more critical judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1—Basis of Presentation to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information regarding recently adopted and recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $17.5 million or 4.1% and $2.3 million or 3.8%, respectively, for the three months ended March 31, 2025.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2025, we had open foreign currency forward contracts with a U.S. dollar notional value of $150.7 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $15.1 million increase or decrease in the fair value of these contracts at March 31, 2025.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At March 31, 2025, we had $297.3 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $6.5 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At March 31, 2025, we had $206.3 million of variable rate borrowings. A 100 basis point increase or decrease in interest rates would have a $1.9 million impact on future annual earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2025	8,925	$165.50	8,925	1,023,438
February 2025	34,419	162.47	34,250	995,881
March 2025	71,609	157.43	18,950	1,091,225
The share repurchase program authorizes up to $200.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were 62,125 shares repurchased for $10.0 million during the quarter ended March 31, 2025, under this program. We do not have any other share repurchase programs.
The shares purchased during the quarter, excluding those related to the share repurchase program, are related to stock-based compensation transactions.

Item 5.	Other Information
During the three months ended March 31, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MSA SAFETY INCORPORATED

April 30, 2025	/s/ Elyse L. Brody
Elyse L. Brody
Interim Chief Financial Officer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)