Form 10-Q
period 2025-06-30
MSA Safety Inc
filed 2025-08-05
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2025
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
As of July 25, 2025, 39,143,220 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share values)	2025	2024	2025	2024
Net sales	$474,116	$462,463	$895,456	$875,765
Cost of products sold	253,406	239,434	481,351	457,205
Gross profit	220,710	223,029	414,105	418,560

Selling, general and administrative	112,078	105,075	206,042	199,226
Research and development	16,996	17,070	32,665	32,988
Restructuring charges (Note 4)	488	1,543	2,412	4,560
Currency exchange losses (gains), net	5,286	(603)	9,363	1,730
Operating income	85,862	99,944	163,623	180,056

Interest expense	8,116	9,664	14,951	20,403
Other income, net	(5,000)	(4,148)	(12,022)	(10,382)
Total other expense, net	3,116	5,516	2,929	10,021

Income before income taxes	82,746	94,428	160,694	170,035
Provision for income taxes (Note 11)	19,973	22,194	38,316	39,662
Net income	$62,773	$72,234	$122,378	$130,373

Earnings per share attributable to common shareholders (Note 10):
Basic	$1.60	$1.83	$3.11	$3.31
Diluted	$1.59	$1.83	$3.10	$3.30
Dividends per common share	$0.53	$0.51	$1.04	$0.98

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income	$62,773	$72,234	$122,378	$130,373
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments (Note 7)	44,143	(8,822)	66,680	(19,495)
Pension and post-retirement plan adjustments, net of tax (Note 7)	242	2,022	443	2,396
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 7)	—	(1,200)	—	(1,200)
Total other comprehensive gain (loss), net of tax	44,385	(8,000)	67,123	(18,299)
Comprehensive income	$107,158	$64,234	$189,501	$112,074

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$146,988	$164,560
Trade receivables, less allowance for credit loss of $9,688 and $8,047	333,754	279,213
Inventories (Note 5)	343,883	296,796
Prepaid expenses and other current assets	62,836	62,461
Total current assets	887,461	803,030

Property, plant and equipment, net (Note 6)	279,419	211,865
Operating lease right-of-use assets, net	57,938	56,083
Prepaid pension cost (Note 16)	234,355	224,638
Deferred tax assets (Note 11)	30,581	26,180
Goodwill (Note 14)	733,245	620,895
Intangible assets, net (Note 14)	310,934	246,437
Other noncurrent assets	16,278	16,656
Total assets	$2,550,211	$2,205,784

Liabilities
Notes payable and current portion of long-term debt (Note 13)	$8,383	$26,391
Accounts payable	126,421	108,163
Employees’ compensation	48,125	54,826
Other current liabilities	102,535	98,713
Total current liabilities	285,464	288,093

Long-term debt, net (Note 13)	670,965	481,622
Pensions and other employee benefits (Note 16)	152,344	134,251
Noncurrent operating lease liabilities	46,585	45,984
Deferred tax liabilities (Note 11)	132,696	107,691
Other noncurrent liabilities	9,515	4,824
Total liabilities	$1,297,569	$1,062,465

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 8)	$3,569	$3,569
Common stock, no par value (Note 8)	336,175	329,953
Treasury shares, at cost (Note 8)	(443,723)	(398,204)
Accumulated other comprehensive loss (Note 7)	(74,526)	(141,649)
Retained earnings	1,431,147	1,349,650
Total shareholders’ equity	1,252,642	1,143,319
Total liabilities and shareholders’ equity	$2,550,211	$2,205,784

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2025	2024
Operating Activities
Net income	$122,378	$130,373
Depreciation and amortization	34,350	31,605
Stock-based compensation (Note 12)	7,999	9,229
Pension income (Note 16)	(6,917)	(3,108)
Deferred income tax benefit (Note 11)	(307)	(2,226)
Loss on asset dispositions, net	892	752
Pension contributions (Note 16)	(3,729)	(2,632)
Currency exchange losses, net	9,363	1,730
Changes in:
Trade receivables	(37,070)	(15,798)
Inventories (Note 5)	(11,147)	(32,798)
Accounts payable	12,916	20,980
Other current assets and liabilities	(831)	(35,109)
Other noncurrent assets and liabilities	1,154	1,190
Cash Flow From Operating Activities	129,051	104,188
Investing Activities
Acquisitions, net of cash acquired (Note 15)	(187,774)	—
Capital expenditures	(40,118)	(25,560)
Property disposals and other investing	19	74
Cash Flow Used in Investing Activities	(227,873)	(25,486)
Financing Activities
Proceeds from long-term debt (Note 13)	600,686	598,000
Payments on long-term debt (Note 13)	(435,466)	(611,260)
Debt issuance costs	(3,064)	—
Cash dividends paid	(40,881)	(38,589)
Company stock purchases (Note 8)	(48,875)	(16,829)
Exercise of stock options (Note 8)	497	326
Employee stock purchase plan (Note 8)	1,082	634
Cash Flow From (Used in) Financing Activities	73,979	(67,718)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,692	(10,557)
Change in cash, cash equivalents and restricted cash	(17,151)	427
Beginning cash, cash equivalents and restricted cash	165,097	148,408
Ending cash, cash equivalents and restricted cash	$147,946	$148,835

Supplemental cash flow information:
Cash and cash equivalents	$146,988	$146,830
Restricted cash included in prepaid expenses and other current assets	958	2,005
Total cash, cash equivalents and restricted cash	$147,946	$148,835

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands, except per share values)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances March 31, 2024	$1,183,091	$(139,548)
Net income	72,234	—
Foreign currency translation adjustments	—	(8,822)
Pension and post-retirement plan adjustments, net of tax benefit of $240	—	2,022
Reclassification from accumulated other comprehensive loss into net income (Note 7)	—	(1,200)
Common dividends ($0.51 per share)	(20,089)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances June 30, 2024	$1,235,226	$(147,548)

Balances March 31, 2025	$1,389,222	$(118,911)
Net income	62,773	—
Foreign currency translation adjustments	—	44,143
Pension and post-retirement plan adjustments, net of tax benefit of $150	—	242
Common dividends ($0.53 per share)	(20,838)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances June 30, 2025	$1,431,147	$(74,526)

Balances December 31, 2023	$1,143,442	$(129,249)
Net income	130,373	—
Foreign currency translation adjustments	—	(19,495)
Pension and post-retirement plan adjustments, net of tax benefit of $254	—	2,396
Reclassification from accumulated other comprehensive loss into net income (Note 7)	—	(1,200)
Common dividends ($0.98 per share)	(38,569)	—
Preferred dividends ($1.125 per share)	(20)	—
Balances June 30, 2024	$1,235,226	$(147,548)

Balances December 31, 2024	$1,349,650	$(141,649)
Net income	122,378	—
Foreign currency translation adjustments	—	66,680
Pension and post-retirement plan adjustments, net of tax expense of $341	—	443
Common dividends ($1.04 per share)	(40,861)	—
Preferred dividends ($1.125 per share)	(20)	—
Balances June 30, 2025	$1,431,147	$(74,526)

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
In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. With the exception of expanding disclosures, we do not expect the adoption of ASU 2023-09 to have a material effect on our consolidated financial statements taken as a whole.
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
Note 2—Revenue Recognition
We generate revenue primarily from manufacturing and selling a comprehensive line of safety products and solutions to protect the health and safety of workers and facility infrastructures around the world. Our customers generally fall into two categories: distributors or end-users. All customer categories have similar nature, timing and uncertainty related to cash flows. As a result, the underlying principles of revenue recognition are identical for both categories of customers.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Amounts billed and due from our customers are classified as receivables on the unaudited Condensed Consolidated Balance Sheets. We make appropriate provisions for credit losses, which have historically been insignificant in relation to our net sales. Certain contracts with customers may have an element of variable consideration that is estimated when revenue is recognized. Variable consideration could include volume incentive rebates and performance guarantees. Rebates are based on achieving a certain level of purchases and other performance criteria that are documented in established distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned by the customer. Sales, value-added and other taxes collected with revenue-producing activities and remitted to governmental authorities are excluded from revenue.

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
For managed fire service contracts, revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Maintenance revenue, which is considered a non-lease component, and interest are recognized monthly over the lease term. As of June 30, 2025, remaining maintenance performance obligations for managed fire service contracts were $34.4 million, which are expected to be recognized to revenue over approximately 3 years.
Lease revenues and interest earned by the Company, included in the unaudited Condensed Consolidated Statements of Income, were not material to either the period ended June 30, 2025, or 2024.
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
The Company's net cash pool position consisted of the following:

(In thousands)	June 30, 2025
Gross cash pool position	$52,967
Less: cash pool borrowings	(51,964)
Net cash pool position	$1,003
Note 4—Restructuring Charges
During the three and six months ended June 30, 2025, we recorded restructuring charges of $0.5 million and $2.4 million. Americas segment restructuring charges of $0.5 million during the six months ended June 30, 2025, were related to initiatives to right-size the organization in response to macroeconomic conditions. International segment restructuring charges of $1.0 million during the six months ended June 30, 2025, were primarily related to ongoing initiatives to optimize our manufacturing footprint and initiatives to right-size the organization in response to macroeconomic conditions. Corporate segment restructuring charges of $0.9 million during the six months ended June 30, 2025, were related to initiatives to right-size the organization in response to macroeconomic conditions.
During the three and six months ended June 30, 2024, we recorded restructuring charges of $1.5 million and $4.6 million. Americas segment restructuring charges of $0.8 million during the six months ended June 30, 2024, were related to manufacturing footprint optimization activities. International segment restructuring charges of $2.9 million during the six months ended June 30, 2024, were related to ongoing initiatives to optimize our manufacturing footprint and improve productivity as well as management restructuring. Corporate segment restructuring charges of $0.9 million during the six months ended June 30, 2024, were related to management restructuring.
Restructuring reserves are included in Other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2023	$0.8	$9.0	$—	$9.8
Restructuring charges	1.6	3.5	1.3	6.4
Currency translation	(0.1)	(0.3)	—	(0.4)
Cash payments / utilization	(2.1)	(9.0)	(1.3)	(12.4)
Reserve balances at December 31, 2024	$0.2	$3.2	$—	$3.4
Restructuring charges	0.5	1.0	0.9	2.4
Currency translation	—	0.4	—	0.4
Cash payments	(0.1)	(1.6)	(0.9)	(2.6)
Reserve balances at June 30, 2025	$0.6	$3.0	$—	$3.6

Note 5—Inventories
The following table sets forth the components of inventory:

(In thousands)	June 30, 2025	December 31, 2024
Finished products	$105,940	$93,356
Work in process	19,511	13,413
Raw materials and supplies	218,432	190,027
Total inventories	$343,883	$296,796
Note 6—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	June 30, 2025	December 31, 2024
Land	$9,579	$4,235
Buildings	198,730	142,605
Machinery and equipment	544,266	512,894
Construction in progress	31,913	25,451
Total	784,488	685,185
Less: accumulated depreciation	(505,069)	(473,320)
Property, plant and equipment, net	$279,419	$211,865

Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(11,189)	$(42,278)	$(11,390)	$(42,652)
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service cost (credit) (Note 16)	32	(9)	64	(18)
Recognized net actuarial losses (Note 16)	360	2,271	720	2,668
Tax benefit	(150)	(240)	(341)	(254)
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	242	2,022	443	2,396
Balance at end of period	$(10,947)	$(40,256)	$(10,947)	$(40,256)
Foreign currency translation
Balance at beginning of period	$(107,722)	$(97,270)	$(130,259)	$(86,597)
Reclassification from accumulated other comprehensive loss into net income(b)	—	(1,200)	—	(1,200)
Foreign currency translation adjustments	44,143	(8,822)	66,680	(19,495)
Balance at end of period	$(63,579)	$(107,292)	$(63,579)	$(107,292)
(a) Amounts reclassified from accumulated other comprehensive loss into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 16—Pensions and Other Post-retirement Benefits).

(b) Reclassification from accumulated other comprehensive loss into net income relates primarily to the recognition of non-cash net cumulative translation gains associated with certain foreign subsidiaries. The reclassifications are included in Currency exchange losses (gains), net, within the unaudited Condensed Consolidated Statements of Income.

Note 8—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both June 30, 2025, and December 31, 2024. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the six months ended June 30, 2025, or 2024. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of June 30, 2025, or December 31, 2024.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of June 30, 2025, and December 31, 2024. No new shares were issued during the six months ended June 30, 2025, or 2024. There were 39,142,630 and 39,260,080 shares outstanding at June 30, 2025, and December 31, 2024, respectively.
Treasury Shares - The Company's 2024 stock repurchase program authorizes up to $200.0 million to repurchase MSA common stock in the open market and in private transactions. The stock repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the six months ended June 30, 2025, and 2024, the Company repurchased 248,768 and 52,561 shares, respectively, under this and the prior stock repurchase program. There were 22,938,761 and 22,821,311 treasury shares at June 30, 2025, and December 31, 2024, respectively.
The Company issues treasury shares for all stock-based benefit plans. Shares are issued from treasury at the average treasury share cost on the date of the transaction. There were 187,455 and 121,790 Treasury shares issued for these purposes during the six months ended June 30, 2025, and 2024, respectively.
Common stock activity is summarized as follows:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$330,077	$(412,212)	$315,241	$(365,999)
Stock compensation expense	5,370	—	5,042	—
Restricted and performance stock awards	(365)	365	(348)	348
Stock options exercised	158	109	47	27
Treasury shares purchased for stock compensation programs	—	(534)	—	(992)
Employee stock purchase program	935	147	574	60
Share repurchase program	—	(29,998)	—	(10,000)
Balance at end of period	$336,175	$(442,123)	$320,556	$(376,556)
(a)Excludes treasury cost related to preferred stock.

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$329,953	$(396,604)	$312,324	$(361,684)
Stock compensation expense	7,999		9,229	—
Restricted and performance stock awards	(3,007)	3,007	(1,783)	1,783
Stock options exercised	295	202	212	114
Treasury shares purchased for stock compensation programs	—	(8,880)	—	(6,829)
Employee stock purchase program	935	147	574	60
Share repurchase program	—	(39,995)	—	(10,000)
Balance at end of period	$336,175	$(442,123)	$320,556	$(376,556)
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
Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Reconciling Items(a)	Consolidated Totals
Three Months Ended June 30, 2025
Net sales to external customers	$320,139	$153,977	$—		$474,116
Less:
Cost of products sold	161,505	88,748	—	—
Selling, general and administrative	55,244	38,145	12,044	—
Research and development	10,070	6,926	—	—
Adjusted operating income (loss)	93,320	20,158	(12,044)	—	101,434
Noncash items:
Depreciation and amortization	11,956	5,613	530	—	18,099
Pension (income) expense	(3,974)	905	—	—	(3,069)
Total Assets	1,569,407	956,490	26,607	(2,293)	2,550,211
Capital expenditures	7,527	2,115	19,692	—	29,334
Three Months Ended June 30, 2024
Net sales to external customers	$314,711	$147,752	$—		$462,463
Less:
Cost of products sold	153,295	83,887	(54)	—
Selling, general and administrative	52,741	32,717	14,617	—
Research and development	10,207	6,863	—	—
Adjusted operating income (loss)	98,468	24,285	(14,563)	—	108,190
Noncash items:
Depreciation and amortization	11,559	4,276	212	—	16,047
Pension (income) expense	(1,950)	1,050	—	—	(900)
Total Assets	1,471,290	748,693	24,813	(1,225)	2,243,571
Capital expenditures	6,946	5,775	1,620	—	14,341
(a)Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

(In thousands)	Americas	International	Corporate	Reconciling Items(a)	Consolidated Totals
Six Months Ended June 30, 2025
Net sales to external customers	$613,299	$282,157	$—		$895,456
Less:
Cost of products sold	315,684	160,228	—	—
Selling, general and administrative	106,162	69,837	21,944	—
Research and development	19,439	13,226	—	—
Adjusted operating income (loss)	172,014	38,866	(21,944)	—	188,936
Noncash items:
Depreciation and amortization	23,473	10,118	759	—	34,350
Pension (income) expense	(8,669)	1,752	—	—	(6,917)
Total Assets	1,569,407	956,490	26,607	(2,293)	2,550,211
Capital expenditures	16,285	4,049	19,784	—	40,118
Six Months Ended June 30, 2024
Net sales to external customers	$610,249	$265,516	$—		$875,765
Less:
Cost of products sold	301,172	151,444	(31)	—
Selling, general and administrative	104,663	63,040	26,289	—
Research and development	19,726	13,262	—	—
Adjusted operating income (loss)	184,688	37,770	(26,258)	—	196,200
Noncash items:
Depreciation and amortization	22,832	8,350	423	—	31,605
Pension (income) expense	(5,208)	2,100	—	—	(3,108)
Total Assets	1,471,290	748,693	24,813	(1,225)	2,243,571
Capital expenditures	13,500	9,841	2,219	—	25,560
(a)Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

A reconciliation of total Adjusted operating income from reportable segments to Income before income taxes is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Adjusted operating income	$101,434	$108,190	$188,936	$196,200
Less:
Restructuring charges (Note 4)	488	1,543	2,412	4,560
Currency exchange losses (gains), net	5,286	(603)	9,363	1,730
Interest expense	8,116	9,664	14,951	20,403
Other income, net	(5,000)	(4,148)	(12,022)	(10,382)
Acquisition-related amortization	3,153	2,306	5,439	4,620
Transaction costs(a)	6,645	—	8,099	234
Net cost for product-related legal matter	—	5,000	—	5,000
Income before income taxes	$82,746	$94,428	$160,694	$170,035
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total sales by product group was as follows:

Three Months Ended June 30, 2025	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$193,835	41%	$127,174	40%	$66,661	43%
Fire Service (b)	163,306	34%	110,815	35%	52,491	34%
Industrial PPE and Other (c)	116,975	25%	82,150	25%	34,825	23%
Total	$474,116	100%	$320,139	100%	$153,977	100%

Three Months Ended June 30, 2024	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$170,848	37%	$111,405	35%	$59,443	40%
Fire Service (b)	172,269	37%	118,487	38%	53,782	37%
Industrial PPE and Other (c)	119,346	26%	84,819	27%	34,527	23%
Total	$462,463	100%	$314,711	100%	$147,752	100%

Six Months Ended June 30, 2025	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$354,906	40%	$237,065	39%	$117,841	42%
Fire Service (b)	313,922	35%	216,722	35%	97,200	34%
Industrial PPE and Other (c)	226,628	25%	159,512	26%	67,116	24%
Total	$895,456	100%	$613,299	100%	$282,157	100%

Six Months Ended June 30, 2024	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$310,064	35%	$207,700	34%	$102,364	38%
Fire Service (b)	335,962	39%	240,738	39%	95,224	36%
Industrial PPE and Other (c)	229,739	26%	161,811	27%	67,928	26%
Total	$875,765	100%	$610,249	100%	$265,516	100%
(a) Detection includes Fixed Gas and Flame Detection and Portable Gas detection. Detection includes sales from M&C TechGroup Germany GmbH and its affiliated companies ("M&C"), acquired by the Company, from May 6th, 2025, onward (Americas and International). Refer to Note 15—Acquisitions for further information.
(b) Fire Service includes Breathing Apparatus and Firefighter Helmets and Protective Apparel.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share values)	2025	2024	2025	2024
Net income	$62,773	$72,234	$122,378	$130,373
Preferred stock dividends	(10)	(10)	(20)	(20)
Net income attributable to common equity	62,763	72,224	122,358	130,353
Dividends and undistributed earnings allocated to participating securities	(6)	(6)	(10)	(13)
Net income attributable to common shareholders	62,757	72,218	122,348	130,340

Basic weighted-average shares outstanding	39,258	39,389	39,296	39,375
Stock-based compensation awards	101	152	134	174
Diluted weighted-average shares outstanding	39,359	39,541	39,430	39,549
Antidilutive shares	—	—	—	—

Earnings per share:
Basic	$1.60	$1.83	$3.11	$3.31
Diluted	$1.59	$1.83	$3.10	$3.30
Note 11—Income Taxes
The Company's effective tax rate for the three months ended June 30, 2025, was 24.1%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to state income taxes and nondeductible executive compensation. The Company's effective tax rate for the three months ended June 30, 2024, was 23.5%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes.
The Company's effective tax rate for the six months ended June 30, 2025, was 23.8%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible executive compensation. The Company's effective tax rate for the six months ended June 30, 2024, was 23.3%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible executive compensation.
At June 30, 2025, the Company had a gross liability for unrecognized tax benefits of $4.7 million. The Company has recognized tax benefits associated with these liabilities of $1.5 million at June 30, 2025. The gross liability includes amounts associated with domestic and foreign tax exposure in prior periods.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $0.2 million at June 30, 2025.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.

Note 12—Stock Plans
The 2023 Management Equity Incentive Plan and its predecessor, the 2016 Management Equity Incentive Plan, provide for various forms of stock-based compensation for eligible employees through, in the case of the 2023 Management Equity Incentive Plan, May 2033, including stock options, restricted stock awards, restricted stock units and performance stock units. The 2024 Non-Employee Directors’ Equity Incentive Plan and its predecessor, the 2017 Non-Employee Directors’ Equity Incentive Plan, provide for grants of stock options and restricted stock to non-employee directors through, in the case of the 2024 Non-Employee Directors’ Equity Incentive Plan, May 2034. The 2014 MSA Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase the Company's shares of common stock at a 15% discount from the fair market value stock price, semi-annually. The ESPP is considered a compensatory plan. The discount is recorded as a component of selling, general and administrative expense in the Company's Consolidated Statements of Income.
Stock compensation expense, included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Stock compensation expense	$5,370	$5,042	$7,999	$9,229
Income tax benefit	1,327	1,235	1,976	2,261
Stock compensation expense, net of tax	$4,043	$3,807	$6,023	$6,968
We have not capitalized any stock-based compensation expense.
A summary of stock option activity for the six months ended June 30, 2025, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	15,018	$45.10
Exercised	(11,173)	44.50
Outstanding and exercisable at June 30, 2025	3,845	$46.84
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the six months ended June 30, 2025, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2025	179,584	$150.39
Granted	70,166	160.04
Vested	(49,730)	145.11
Forfeited	(11,379)	154.82
Unvested at June 30, 2025	188,641	$155.11
Performance stock units that have a market condition modifier are valued at an estimated fair value using a Monte Carlo model. The final number of shares to be issued for performance stock units granted in the first quarter of 2025 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period and further range based upon the achieved market metric over the performance period. The following weighted average assumptions were used in estimating the fair value of the performance stock units granted in the first quarter of 2025:

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
A summary of performance stock unit activity for the six months ended June 30, 2025, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2025	161,996	$146.50
Granted	56,344	160.53
Performance adjustments(a)	64,457	143.49
Vested	(118,605)	143.47
Forfeited	(19,655)	156.61
Unvested at June 30, 2025	144,537	$151.73
(a)Performance adjustments relate primarily to the final number of shares issued for the 2022 performance unit awards which vested in the first quarter of 2025 at 220% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's total shareholder return during the three-year performance period.

Note 13—Long-Term Debt

(In thousands)	June 30, 2025	December 31, 2024
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$50,220	$53,400
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,765	99,754
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,765	99,754
Senior revolving credit facility maturing in 2030, net of debt issuance costs	379,638	—
2023 Term Loan credit agreement maturing in 2026, net of debt issuance costs	—	205,152
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,960	49,953
Total	679,348	508,013
Amounts due within one year	8,383	26,391
Long-term debt, net of debt issuance costs	$670,965	$481,622
On April 1, 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) with a capacity of $1.3 billion. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on Secured Overnight Financing Rate (“SOFR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate (iii) the Daily Simple SOFR rate, plus 1.00%. The Company pays a credit spread of 0 to 175 basis points based on the Company’s net leverage ratio and elected rate (BASE or SOFR). The company has a weighted average revolver interest rate of 4.83% as of June 30, 2025. At June 30, 2025, $915.4 million of the existing $1.3 billion revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $500.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On January 5, 2023, the Company entered into a new $250 million term loan facility to fund the divestiture of Mine Safety Appliances Company, LLC ("MSA LLC"), a wholly owned subsidiary. In conjunction with the updated Revolving Credit Facility signed on April 1, 2025 MSA converted the balance of the Term Loan Facility to the Revolving Credit Facility, closing the Term Loan Facility. Under the agreement, the Company elected either BASE or an interest rate based on SOFR. The Company paid a credit spread of 0 to 200 basis points based on the Company's net leverage ratio and elected rate.

On July 1, 2024, the Company entered into Amendment No. 3 to the Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of June 30, 2025, the Company has outstanding £36.6 million (approximately $50.3 million at June 30, 2025) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $8.4 million at June 30, 2025) due annually through January 2031.
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
As of June 30, 2025, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2025, totaling $10.3 million, of which $1.5 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. As of June 30, 2025, the Company has $1.0 million of restricted cash in support of these arrangements.
On May 6, 2025 the company acquired M&C TechGroup Germany GmbH and its affiliated companies ("M&C") in a transaction valued at approximately $188 million, net of cash acquired. The acquisition was financed by $137.3 million under the Revolving Credit Facility and cash on hand.
Note 14—Goodwill and Intangible Assets, Net
Changes in goodwill during the six months ended June 30, 2025, were as follows:

(In thousands)	Goodwill
Balance at January 1, 2025	$620,895
Additions (Note 15)	91,005
Currency translation	21,345
Balance at June 30, 2025	$733,245

At June 30, 2025, goodwill of $475.6 million and $257.6 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net, during the six months ended June 30, 2025, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2025	$246,437
Additions	66,568
Amortization expense	(9,606)
Currency translation	7,535
Net balance at June 30, 2025	$310,934
At June 30, 2025, intangible assets, net, includes a trade name related to Globe Manufacturing Company, LLC ("Globe") with an indefinite life totaling $60.0 million.
Note 15—Acquisitions
Acquisition of M&C
On May 6, 2025, the Company acquired 100% of the common stock of M&C in an all-cash transaction valued at approximately $188 million, net of cash acquired.
Headquartered in Ratingen, Germany, M&C provides a comprehensive range of gas analysis systems that detect, measure and monitor gases in critical environments. The company's product portfolio includes systems and solutions for gas sampling, gas conditioning, as well as advanced process control. M&C products and systems are used in a wide range of industries and applications, including energy, chemicals, utilities, manufacturing, food and beverage, and other industrial applications.
M&C’s operating results are included in our unaudited condensed consolidated financial statements from the acquisition date within the Americas and International reportable segments. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.
The following table summarizes the preliminary fair values of the M&C’s assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	May 6, 2025
Current assets (including cash of $10.0)	$39.3
Property, plant and equipment and other noncurrent assets	46.8
Customer relationships and other intangible assets	$66.6
Goodwill	91.0
Total assets acquired	$243.7

Deferred tax liability	$(24.0)
Other liabilities	(21.9)
Total liabilities assumed	$(45.9)

Net assets acquired	$197.8
As of June 30, 2025, the purchase accounting for M&C is subject to change upon completion of the valuation of the assets acquired and liabilities assumed, primarily for tax balances, valuation of intangible assets as well as final working capital adjustment and allocation of goodwill.

Assets acquired and liabilities assumed in connection with the acquisition were recorded at their preliminary fair values. Fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade name and developed technologies and the cost approach for assembled workforce, which is included in goodwill. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates and amortization tax benefits, capital spending, discount rates, customer attrition rates, technology obsolescence assumptions and working capital changes. Cash flow forecasts were generally based on M&C pre-acquisition forecasts, coupled with estimated MSA financial synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, developed technology, and trade name acquired in the M&C transaction are being amortized over periods of 20 years, 8 years, and 20 years, respectively. Estimated future amortization expense related to the identifiable intangible assets is approximately $2 million for the remainder of 2025, approximately $4 million annually for 2026 through 2029, and $47.8 million thereafter.
Goodwill was calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of M&C with our operations. Goodwill of $91.0 million related to the M&C acquisition was recorded, with $63.7 million and $27.3 million allocated to the International and Americas reportable segments, respectively. This Goodwill is nondeductible for tax purposes.
Our results for the three and six months ended June 30, 2025, include strategic acquisition costs of $6.6 million and $8.1 million, respectively, including costs related to the M&C acquisition. Our results for the three and six months ended June 30, 2024, include none and $0.2 million, respectively, of acquisition related costs. These costs are reported in selling, general, and administrative expenses.
The operating results of this acquisition have been included in our unaudited condensed consolidated financial statements from the acquisition date through June 30, 2025. Our results for the three and six months ended June 30, 2025, include sales and net loss of $10.8 million and $4.8 million, respectively, attributable to this acquisition.
The following unaudited pro forma information presents our combined results as if the M&C acquisition had occurred on January 1, 2024. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between MSA and M&C during the periods presented that are required to be eliminated in the unaudited pro forma condensed combined financial information. The unaudited pro forma condensed combined financial information does not reflect any cost savings, operating synergies, or revenue enhancements that the combined companies may achieve as a result of the acquisition or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies, or revenue enhancements.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net sales	$478.7	$476.5	$914.0	$903.5
Net income	63.4	74.1	124.8	134.0
Basic earnings per share	1.61	1.88	3.18	3.40
Diluted earnings per share	1.61	1.87	3.17	3.39
The unaudited pro forma condensed combined financial information is presented for informational purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of the date and for the periods presented, and should not be taken as representative of our unaudited condensed consolidated results of operations or financial condition following the acquisition. In addition, the unaudited pro forma condensed combined financial information is not intended to project the future financial position or result of operations of the combined company.
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting under existing U.S. GAAP. MSA has been treated as the acquirer.

Note 16—Pensions and Other Post-retirement Benefits
Components of Net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2025	2024	2025	2024
Three Months Ended June 30,
Service cost	$2,007	$2,315	$31	$44
Interest cost	5,979	5,970	276	248
Expected return on plan assets	(12,005)	(10,812)	—	—
Amortization of prior service cost (credit)	32	37	—	(46)
Recognized net actuarial losses	197	282	163	115
Settlements	721	1,308	—	—
Net periodic benefit (income) cost (a)	$(3,069)	$(900)	$470	$361

Six Months Ended June 30,
Service cost	$4,001	$4,630	$62	$88
Interest cost	11,913	11,940	552	496
Expected return on plan assets	(24,010)	(21,624)	—	—
Amortization of prior service cost (credit)	64	74	—	(92)
Recognized net actuarial losses	394	564	326	230
Settlements	721	1,308	—	—
Net periodic benefit (income) cost (a)	$(6,917)	$(3,108)	$940	$722
(a) Components of Net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Income.

We made contributions of $3.7 million and $2.6 million to our pension plans during the six months ended June 30, 2025, and 2024, respectively. We expect to make net contributions between $6 million and $8 million to our pension plans in 2025, which are primarily associated with statutorily required plans in the International reporting segment.
Note 17—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain of our foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses (gains), net, in the unaudited Condensed Consolidated Statements of Income. The notional amount of open forward contracts was $107.8 million and $184.0 million at June 30, 2025, and December 31, 2024, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	June 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$951	$175
Foreign exchange contracts: other current liabilities	930	1,111

The following table presents the amount and classification of the (gain) loss associated with derivative financial instruments within the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange (gains) losses, net	$(4,432)	$3,659
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
The valuation methodologies we used to measure financial assets and liabilities are also used to value the derivative financial instruments described in Note 17—Derivative Financial Instruments. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy. With the exception of our fixed rate long-term debt, we believe that the reported carrying amounts of our financial assets and liabilities approximate their fair values.
The reported carrying amount of our fixed rate long-term debt was $300.3 million and $303.5 million at June 30, 2025, and December 31, 2024, respectively. The fair value of this debt was $269.8 million and $266.4 million at June 30, 2025, and December 31, 2024, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 19—Commitments and Contingencies
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
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve alleged exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. A former subsidiary of the Company, MSA LLC, which was divested on January 5, 2023, under a membership interest purchase agreement (the "Purchase Agreement") with Sag Main Holdings LLC (the "Purchaser"), as further described in the Company’s Current Report on Form 8-K filed on January 6, 2023, has been named as a defendant in various lawsuits related to such claims. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors.

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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Income as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of July 23, 2025, Globe was named as a defendant in 835 lawsuits comprised of 10,808 claims, predominantly styled as individual personal injury claims and including several putative class actions. Certain of these lawsuits include MSA Safety Incorporated or other Globe affiliates as defendants.
MSA LLC is also a defendant in a number of PFAS lawsuits predominantly relating to Aqueous Film-Forming Foam. The purchaser assumed responsibility for these and any similar future claims specific to MSA LLC, including such claims that have been or may be brought against MSA Safety Incorporated or its subsidiaries, under the terms of the purchase agreement governing the Company's January 5, 2023, divestiture of MSA LLC. Further information about the transaction and the purchase agreement can be found in the Company’s Current Report on Form 8-K filed on January 6, 2023.
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
The following table reconciles changes in the Company's accrued warranty reserve:

(In thousands)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Beginning warranty reserve	$13,724	$14,288
Warranty payments	(7,389)	(11,802)
Warranty claims, current	6,086	10,684
Warranty claims, preexisting	260	765
Currency translation and other adjustments	110	(211)
Ending warranty reserve	$12,791	$13,724
Warranty expense was $6.5 million and $5.0 million for the six months ended June 30, 2025, and 2024, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.

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
On May 6, 2025, we acquired M&C TechGroup and its affiliated companies ("M&C") in a transaction valued at approximately $188 million, net of cash acquired. Headquartered in Ratingen, Germany, M&C provides a comprehensive range of gas analysis systems that detect, measure and monitor gases in critical environments. M&C’s product portfolio includes systems and solutions for gas sampling, gas conditioning, as well as advanced process control. Refer to Note 15—Acquisitions to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

Net Sales	Three Months Ended June 30,		Dollar Increase	Percent Increase
(In millions, except percentage change)	2025	2024
Consolidated	$474.1	$462.5	$11.6	2.5%
Americas	320.1	314.7	5.4	1.7%
International	154.0	147.8	6.2	4.2%
Net Sales. Net sales for the three months ended June 30, 2025, were $474.1 million, an increase of $11.6 million, or 2.5%, compared to $462.5 million in the same period of 2024. Please refer to the Net Sales table below for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended June 30, 2025 versus June 30, 2024
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	1.7%	4.2%	2.5%
Currency translation effects	1.1%	(3.6)%	(0.4)%
Less: Acquisitions	(1.2)%	(4.7)%	(2.3)%
Organic sales change	1.6%	(4.1)%	(0.2)%
Note: Organic sales change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Net sales for the Americas segment were $320.1 million in the second quarter of 2025, an increase of $5.4 million, or 1.7%, compared to $314.7 million in the same period of 2024. Organic sales in the Americas segment increased 1.6% during the period, driven by growth in detection partially offset by a decrease in fire service and a modest decline in industrial PPE. M&C added $3.6 million of sales to the Americas segment during the period.
Net sales for the International segment were $154.0 million in the second quarter of 2025, an increase of $6.2 million, or 4.2%, compared to $147.8 million in the same period of 2024. Organic sales in the International segment decreased 4.1% during the period, driven by declines in fire service, detection and industrial PPE. M&C added $7.3 million of sales to the International segment during the period.
We maintain our low single-digit full-year organic sales growth outlook. Our business remains healthy, supported by stable order trends. Ongoing macroeconomic factors including tariff-related uncertainty and the timing of the National Fire Protection Association (NFPA) standard approval process could present risk to our growth outlook.
Refer to Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the second quarter of 2025 was $220.7 million, a decrease of $2.3 million or 1.0%, compared to $223.0 million in the same period of 2024. The ratio of gross profit to net sales was 46.6% in the second quarter of 2025 compared to 48.2% in the same quarter last year. The decrease in gross profit margin is related to inflation and transactional foreign currency headwinds and to a lesser extent lower organic volumes and the early impacts of tariffs partially offset by price realization and improved productivity. We expect FX and tariff pressure on gross profit to continue in the second half of the year.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $112.1 million during the second quarter of 2025, an increase of $7.0 million or 6.7%, compared to $105.1 million in the same period of 2024. SG&A expenses were 23.6% of net sales during the second quarter of 2025, compared to 22.7% of net sales in the same period of 2024. SG&A includes $4.1 million of expenses associated with M&C operations and $6.6 million of strategic transaction costs related to the acquisition. Organic SG&A decreased by approximately $5.3 million or 5.0%. The decrease in SG&A was driven primarily by the absence of the net cost for product related legal matter from the prior year. Other drivers of SG&A efficiency include discretionary expense management and lower professional service costs offset by inflation and higher sales commission expense on detection growth.

Please refer to the SG&A expenses table below for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended June 30, 2025 versus June 30, 2024
(Percent Change)	Consolidated
GAAP reported change	6.7%
Currency translation effects	(0.8)%
Acquisitions and related strategic transaction costs	(10.9)%
Organic change	(5.0)%
Note: Organic SG&A change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Research and development expense. Research and development expense was $17.0 million during the second quarter of 2025, a decrease of $0.1 million, compared to $17.1 million in the same period of 2024. Research and development expense was 3.6% of net sales in the second quarter of 2025 and 3.7% in the second quarter of 2024.
During both the second quarter of 2025 and 2024, we capitalized $3.4 million of software development costs. Depreciation expense for capitalized software development costs of $3.1 million and $2.8 million for the second quarter of 2025 and 2024, respectively, was recorded in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.
MSA remains committed to dedicating significant resources to research and development activities, including the recently announced MSA® G1™ SCBA XR Edition and Globe's all new G-XTREME® PRO Jacket. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense and capitalized software development costs to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $20.4 million and $20.5 million during the second quarter of June 30, 2025, and 2024, respectively.
Restructuring charges. Restructuring charges of $0.5 million during the second quarter of 2025 were primarily related to initiatives to right-size the organization in response to macroeconomic conditions. Restructuring charges of $1.5 million in the same period of 2024 were primarily related to initiatives to optimize our manufacturing footprint and improve productivity.
Currency exchange. Currency exchange losses were $5.3 million in the second quarter of 2025 compared to exchange gains of $0.6 million in the same period of 2024. The currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances. Refer to Note 17—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the second quarter of 2025 was $85.9 million compared to $99.9 million in same period of 2024. The decrease in operating income was primarily driven by an increase in SG&A expense due to the M&C acquisition and related strategic transaction costs, increased currency exchange losses and lower gross profit, partially offset by lower restructuring charges as discussed further above.
Adjusted operating income. Americas adjusted operating income for the second quarter of 2025 was $93.3 million, a decrease of $5.2 million or 5.2% compared to $98.5 million in the same period of 2024. The decrease in adjusted operating income is attributable to lower gross profit and higher SG&A expense.
International adjusted operating income for the second quarter of 2025 was $20.2 million, a decrease of $4.1 million, or 17.0%, compared to $24.3 million in the same period of 2024. The decrease in adjusted operating income is attributable to lower sales and gross profit as well as higher SG&A expense.
Corporate segment adjusted operating loss for the second quarter of 2025 was $12.0 million, a decrease of $2.6 million, compared to an adjusted operating loss of $14.6 million in the same period of 2024, driven by decreased professional service fees and other discretionary expense management partially offset by inflation.

The following tables present a summary of adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA % by reportable segment. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

(In thousands)	Americas	International	Corporate	Consolidated
Three months ended June 30, 2025
Net sales	$320,139	$153,977	$—	$474,116
GAAP operating income				85,862
Adjusted operating income (loss)	93,320	20,158	(12,044)	101,434
Adjusted operating margin %	29.1%	13.1%
Adjusted EBITDA	103,366	24,661	(11,514)	116,513
Adjusted EBITDA %	32.3%	16.0%
Three months ended June 30, 2024
Net sales	$314,711	$147,752	$—	$462,463
GAAP operating income				99,944
Adjusted operating income (loss)	98,468	24,285	(14,563)	108,190
Adjusted operating margin %	31.3%	16.4%
Adjusted EBITDA	108,230	28,052	(14,351)	121,931
Adjusted EBITDA %	34.4%	19.0%
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

A reconciliation of total adjusted EBITDA and total adjusted operating income from reportable segments to net income is presented in the following table:

	Three Months Ended June 30,
(In thousands)	2025	2024
Adjusted EBITDA	$116,513	$121,931
Less:
Depreciation and amortization	15,079	13,741
Adjusted operating income	$101,434	$108,190
Less:
Restructuring charges (Note 4)	488	1,543
Currency exchange losses (gains), net	5,286	(603)
Acquisition-related amortization	3,153	2,306
Transaction costs(a)	6,645	—
Net cost for product-related legal matter	—	5,000
GAAP operating income	$85,862	$99,944
Less:
Interest expense	8,116	9,664
Other income, net	(5,000)	(4,148)
Income before income taxes	82,746	94,428
Provision for income taxes	19,973	22,194
Net income	$62,773	$72,234
(a)Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total other expense, net. Total other expense, net, for the second quarter of 2025 was $3.1 million, compared to $5.5 million for the same period of 2024, driven primarily by decreased interest expense related to lower interest rates as well as increased pension income driven by a higher expected rate of return.
Income taxes. The reported effective tax rate for the second quarter of 2025 was 24.1% compared to 23.5% in the same period of 2024. The increase from the prior year was primarily driven by an increase in state income taxes and nondeductible executive compensation.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
On July 4, 2025, the United States enacted into law the One, Big, Beautiful Bill Act ("the Act"). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of these provisions on our consolidated financial statements, including the potential effects on current and deferred income tax balances.
Net income. Net income was $62.8 million for the second quarter of 2025, or $1.59 per diluted share, compared to $72.2 million, or $1.83 per diluted share, in the same period of 2024.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
Net Sales. Net sales for the six months ended June 30, 2025, were $895.5 million, an increase of $19.7 million, or 2.2%, compared to $875.8 million in the same period of 2024. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Six Months Ended June 30,		Dollar Increase	Percent Increase
(In millions, except percentage change)	2025	2024
Consolidated	$895.5	$875.8	$19.7	2.2%
Americas	613.3	610.2	3.1	0.5%
International	282.2	265.5	16.7	6.3%

Net Sales	Six Months Ended June 30, 2025 versus June 30, 2024
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	0.5%	6.3%	2.2%
Currency translation effects	1.4%	(1.2)%	0.7%
Acquisitions	(0.6)%	(2.6)%	(1.2)%
Organic change	1.3%	2.5%	1.7%
Note: Organic sales change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Net sales for the Americas segment were $613.3 million in the six months ended June 30, 2025, an increase of $3.1 million, or 0.5%, compared to $610.2 million in the same period of 2024. Organic sales in the Americas segment increased 1.3% during the period, driven by growth in detection and industrial PPE partially offset by a decrease in fire service. M&C added $3.6 million of sales to the Americas segment during the period.
Net sales for the International segment were $282.2 million in the six months ended June 30, 2025, an increase of $16.7 million, or 6.3%, compared to $265.5 million in the same period of 2024. Organic sales in the International segment increased 2.5% during the period, driven by growth in detection and fire service partially offset by a modest decline in industrial PPE. M&C added $7.3 million of sales to the International segment during the period.
Refer to Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the six months ended June 30, 2025, was $414.1 million, a decrease of $4.5 million or 1.1%, compared to $418.6 million in the same period of 2024. The ratio of gross profit to net sales was 46.2% during the six months ended June 30, 2025 compared to 47.8% in the same period of 2024. The decrease in gross profit margin is related to inflation and transactional foreign currency headwinds and to a lesser extent lower organic volumes and the early impacts of tariffs partially offset by price realization and improved productivity. We expect FX and tariff pressure on gross profit to continue in the second half of the year.
Selling, general and administrative expenses. SG&A expenses were $206.0 million during the six months ended June 30, 2025, an increase of $6.8 million or 3.4%, compared to $199.2 million in the same period of 2024. Overall, SG&A expenses were 23.0% of net sales during the six months ended June 30, 2025, compared to 22.7% of net sales in the same period of 2024. SG&A includes $4.1 million of expenses associated with M&C operations and $6.6 million of strategic transaction costs related to the acquisition. Organic SG&A decreased $4.1 million or 2.0%. The decrease in SG&A was driven primarily by the absence of the net cost for product related legal matter from the prior year. Other drivers of SG&A efficiency include discretionary expense management and lower professional service costs offset inflation and higher sales commission expense on double-digit detection growth.

Please refer to the selling, general, and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Six Months Ended June 30, 2025 versus June 30, 2024
(Percent Change)	Consolidated
GAAP reported change	3.4%
Currency translation effects	0.3%
Less: Acquisitions and related strategic transaction costs	(5.7)%
Organic change	(2.0)%
Note: Organic SG&A change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Research and development expense. Research and development expense was $32.7 million during the six months ended June 30, 2025, a decrease of $0.3 million, compared to $33.0 million in the same period of 2024. Research and development expense was 3.6% of net sales in the six months ended June 30, 2025 and 3.8% of net sales in the same period of 2024.
During the six months ended June 30, 2025 and 2024, we capitalized $6.7 million and $6.8 million of software development costs, respectively. Depreciation expense for capitalized software development costs of $6.0 million and $5.5 million during the six months ended June 30, 2025 and 2024, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Income.
MSA remains committed to dedicating significant resources to research and development activities, including the recently announced MSA G1 SCBA XR Edition and Globe's all new G-XTREME PRO Jacket. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense and capitalized software development costs to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $39.4 million and $39.8 million during the six months ended June 30, 2025, and 2024, respectively.
Restructuring charges. Restructuring charges of $2.4 million during the six months ended June 30, 2025 were primarily related initiatives to right-size the organization in response to macroeconomic conditions and ongoing initiatives to optimize our manufacturing footprint and improve productivity. Restructuring charges of $4.6 million in the same period of 2024 related to our ongoing initiatives to optimize our manufacturing footprint and improve productivity as well as management restructuring.
Currency exchange. Currency exchange losses were $9.4 million during the six months ended June 30, 2025, compared to $1.7 million in the same period of 2024. The currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances. Refer to Note 17—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the six months ended June 30, 2025, was $163.6 million compared to $180.1 million in the same period of 2024. The decrease in operating results was primarily driven by lower gross profit and increased SG&A expenses and currency exchange losses, partially offset by lower restructuring charges as discussed further above.
Adjusted operating income. Americas adjusted operating income for the six months ended June 30, 2025 was $172.0 million, a decrease of $12.7 million, or 6.9%, compared to $184.7 million in the same period of 2024. The decrease in adjusted operating income is attributable to lower gross profit.
International adjusted operating income was $38.9 million, an increase of $1.1 million, or 2.9%, compared to $37.8 million in the same period of 2024. Higher sales volumes and higher gross profit driven by productivity improvements and pricing were partially offset by higher SG&A expense.
Corporate segment adjusted operating loss for the six months ended June 30, 2025, was $21.9 million, a decrease of $4.4 million compared to an adjusted operating loss of $26.3 million in the same period of 2024 driven by decreased professional service fees and other discretionary expense management partially offset by inflation.

The following tables present a summary of adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA % by reportable segment. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

(In thousands)	Americas	International	Corporate	Consolidated
Six months ended June 30, 2025
Net sales	$613,299	$282,157	$—	$895,456
GAAP operating income				163,623
Adjusted operating income (loss)	172,014	38,866	(21,944)	188,936
Adjusted operating margin %	28.0%	13.8%
Adjusted EBITDA	191,779	47,387	(21,187)	217,979
Adjusted EBITDA %	31.3%	16.8%
Six months ended June 30, 2024
Net sales	$610,249	$265,516	$—	$875,765
GAAP operating income				180,056
Adjusted operating income (loss)	184,688	37,770	(26,258)	196,200
Adjusted operating margin %	30.3%	14.2%
Adjusted EBITDA	203,923	45,097	(25,835)	223,185
Adjusted EBITDA %	33.4%	17.0%
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

A reconciliation of total adjusted EBITDA and total adjusted operating income from reportable segments to net income is presented in the following table:

	Six Months Ended June 30,
(In thousands)	2025	2024
Adjusted EBITDA	$217,979	$223,185
Less:
Depreciation and amortization	29,043	26,985
Adjusted operating income	$188,936	$196,200
Less:
Restructuring charges (Note 4)	2,412	4,560
Currency exchange losses, net	9,363	1,730
Acquisition-related amortization	5,439	4,620
Net cost for product-related legal matter	—	5,000
Transaction costs(a)	8,099	234
GAAP operating income	$163,623	$180,056
Less:
Interest expense	14,951	20,403
Other income, net	(12,022)	(10,382)
Income before income taxes	160,694	170,035
Provision for income taxes	38,316	39,662
Net income	$122,378	$130,373
(a)Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total other expense, net. Total other expense, net, for the six months ended June 30, 2025 was $2.9 million, compared to $10.0 million in the same period of 2024, driven primarily by decreased interest expense related to lower interest rates as well as increased pension income driven by a higher expected rate of return.
Income taxes. The reported effective tax rate for the six months ended June 30, 2025 was 23.8% compared to 23.3% in the same period of 2024. The increase from the prior year was primarily driven by an increase in state income taxes and nondeductible executive compensation.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $122.4 million for the six months ended June 30, 2025, or $3.10 per diluted share compared to net income of $130.4 million, or $3.30 per diluted share, in the same period of 2024.
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
Adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin % are non-GAAP financial measures and operating ratios derived from non-GAAP measures. Total reportable segment adjusted operating income is reconciled above to the nearest GAAP financial measure, operating income, and excludes restructuring, currency exchange, net cost for product related legal matter, transaction costs and acquisition-related amortization. Total reportable segment adjusted EBITDA is reconciled above to the nearest GAAP financial measure, net income and, in addition to the items summarized above that are excluded from adjusted operating income (loss), excludes depreciation and amortization expense; interest expense; other income, net; and provision for income taxes. Adjusted operating margin % is defined as adjusted operating income (loss) divided by net sales to external customers and adjusted EBITDA margin % is defined as adjusted EBITDA divided by net sales to external customers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities as well as to make strategic decisions about the business and allocate resources. Additionally, these non-GAAP financial measures provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and share repurchases. At June 30, 2025, approximately 44% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility and a term loan, both due in 2026. At June 30, 2025, approximately 82% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
At June 30, 2025, the Company had cash and cash equivalents totaling $147.0 million and access to sufficient capital, providing ample liquidity and flexibility to continue to maintain our balanced capital allocation strategy that prioritizes growth investments, funding our dividends and servicing debt obligations. Cash, cash equivalents and restricted cash decreased $17.2 million during the six months ended June 30, 2025, compared to increasing $0.4 million during the same period in 2024.
At June 30, 2025, we had $379.6 million borrowings outstanding under our $1.3 billion senior revolving credit facility. The facility also provides an accordion feature that allows the Company to access an additional $500.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
We believe MSA's healthy balance sheet and access to significant capital at June 30, 2025 positions us well to navigate through a dynamic operating environment and other unexpected events. We maintain a balanced capital deployment strategy that focuses on investing for organic growth and pursuing inorganic growth opportunities, as well as returning cash to shareholders in the form of dividends and share buybacks.
Operating activities. Operating activities provided cash of $129.1 million during the six months ended June 30, 2025, compared to $104.2 million during the same period in 2024. The increased cash flow from operating activities was primarily related to lower cash used for variable compensation as compared to the prior year, partially offset by higher cash usage for working capital needs. The working capital cash usage increase related primarily to accounts receivable, partially offset by lower cash source from accounts payable and lower cash usage for inventory.
Investing activities. Investing activities used cash of $227.9 million during the six months ended June 30, 2025, compared to using $25.5 million during the same period in 2024. The acquisition of M&C and capital expenditures, including a $19.6 million strategic footprint investment, drove the increase in cash outflows from investing activities during the six months ended June 30, 2025. We remain committed to evaluating acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities provided cash of $74.0 million during the six months ended June 30, 2025, compared to using cash of $67.7 million during the same period in 2024. During the six months ended June 30, 2025, we had net proceeds on long-term debt of $165.2 million, used primarily to fund the M&C acquisition, as compared to net payments of $13.3 million during the same period in 2024. We paid cash dividends of $40.9 million during the six months ended June 30, 2025, compared to $38.6 million in the same period in 2024. We used cash of $48.9 million during the six months ended June 30, 2025, to repurchase shares, including $40.0 million related to our share repurchase program, compared to $16.8 million in the same period in 2024, including $10.0 million related to our share repurchase program. The remainder in both periods related to our employee stock compensation programs.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro and British pound, at June 30, 2025, resulted in a translation gain of $66.7 million being recorded to the cumulative translation adjustments shareholders' equity account during the six months ended June 30, 2025, compared to a $19.5 million translation loss being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2024.
COMMITMENTS AND CONTINGENCIES
We made contributions of $3.7 million to our pension plans during the six months ended June 30, 2025. We expect to make net contributions between $6.0 million and $8.0 million to our pension plans in 2025, which are primarily associated with statutorily required plans in the International reporting segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2025, totaling $10.3 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2025, the Company has $1.0 million of restricted cash in support of these arrangements.
We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of our ordinary conduct of business.
Please refer to Note 19—Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further discussion on the Company's single incident and cumulative trauma product liabilities.
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
The more critical judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. During the second quarter of 2025 we made an acquisition that raised business combinations to a critical accounting policy and estimate used in the preparation of our consolidated financial statements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $19.9 million or 4.2% and $1.6 million or 2.5%, respectively, for the three months ended June 30, 2025.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2025, we had open foreign currency forward contracts with a U.S. dollar notional value of $107.8 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $10.8 million increase or decrease in the fair value of these contracts at June 30, 2025.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At June 30, 2025, we had $300.3 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $5.8 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At June 30, 2025, we had $383.1 million of variable rate borrowings. A 100 basis point increase or decrease in interest rates would have a $3.2 million impact on future annual earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 2025	657	$157.28	—	1,016,845
May 2025	158,220	160.09	157,777	827,216
June 2025	31,075	164.10	28,866	776,419
The share repurchase program authorizes up to $200.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were 186,643 shares repurchased for $30.0 million during the quarter ended June 30, 2025, under this program. We do not have any other share repurchase programs.
The shares purchased during the quarter, excluding those related to the share repurchase program, are related to stock-based compensation transactions.

Item 5.	Other Information
During the three months ended June 30, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
(a) Exhibits

10.1    Fifth Amended and Restated Credit Agreement dated as of April 1, 2025 by and among the Company, the other Borrowers party thereto, various Company subsidiaries, as guarantors, various financial institutions, as lenders, and PNC Bank, National Association, as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025).

10.2    Amendment No. 4 to Third Amended and Restated Multicurrency Note Purchase and Private Shelf Agreement, dated as of April 1, 2025, by and among the Company, various Company subsidiaries as guarantors, PGIM, Inc. and each of the noteholders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2025).

10.3    Amendment No. 4 to Second Amended and Restated Master Note Facility, dated as of April 1, 2025, by and among the Company, various Company subsidiaries as guarantors, NYL Investors LLC and each of the noteholders party thereto (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2025).

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

MSA SAFETY INCORPORATED

August 5, 2025	/s/ Elyse L. Brody
Elyse L. Brody
Interim Chief Financial Officer

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)