Form 10-Q
period 2025-09-30
MSA Safety Inc
filed 2025-10-29
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2025
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
As of October 24, 2025, 39,152,061 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share values)	2025	2024	2025	2024
Net sales	$468,445	$432,679	$1,363,900	$1,308,443
Cost of products sold	250,829	225,223	732,179	682,427
Gross profit	217,616	207,456	631,721	626,016

Selling, general and administrative	102,852	95,103	308,895	294,329
Research and development	16,521	16,707	49,186	49,695
Restructuring charges (Note 4)	58	1,184	2,470	5,744
Currency exchange losses, net	3,875	2,985	13,237	4,715
Operating income	94,310	91,477	257,933	271,533

Interest expense	8,416	9,153	23,368	29,556
Other income, net	(6,562)	(5,833)	(18,585)	(16,215)
Total other expense, net	1,854	3,320	4,783	13,341

Income before income taxes	92,456	88,157	253,150	258,192
Provision for income taxes (Note 11)	22,843	21,509	61,159	61,171
Net income	$69,613	$66,648	$191,991	$197,021

Earnings per share attributable to common shareholders (Note 10):
Basic	$1.78	$1.69	$4.89	$5.00
Diluted	$1.77	$1.69	$4.87	$4.98
Dividends per common share	$0.53	$0.51	$1.57	$1.49

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income	$69,613	$66,648	$191,991	$197,021
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments (Note 7)	(1,631)	21,329	65,049	1,834
Pension and post-retirement plan adjustments, net of tax (Note 7)	308	14	751	2,410
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 7)	—	—	—	(1,200)
Total other comprehensive (loss) gain, net of tax	(1,323)	21,343	65,800	3,044
Comprehensive income	$68,290	$87,991	$257,791	$200,065

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$169,998	$164,560
Trade receivables, less allowance for credit loss of $10,451 and $8,047	306,949	279,213
Inventories (Note 5)	355,493	296,796
Prepaid expenses and other current assets	62,328	62,461
Total current assets	894,768	803,030

Property, plant and equipment, net (Note 6)	278,481	211,865
Operating lease right-of-use assets, net	57,475	56,083
Prepaid pension cost (Note 16)	239,411	224,638
Deferred tax assets (Note 11)	31,125	26,180
Goodwill (Note 14)	732,224	620,895
Intangible assets, net (Note 14)	304,505	246,437
Other noncurrent assets	15,588	16,656
Total assets	$2,553,577	$2,205,784

Liabilities
Notes payable and current portion of long-term debt (Note 13)	$8,209	$26,391
Accounts payable	119,872	108,163
Employees’ compensation	59,383	54,826
Other current liabilities	102,807	98,713
Total current liabilities	290,271	288,093

Long-term debt, net (Note 13)	620,374	481,622
Pensions and other employee benefits (Note 16)	151,596	134,251
Noncurrent operating lease liabilities	45,814	45,984
Deferred tax liabilities (Note 11)	133,200	107,691
Other noncurrent liabilities	9,932	4,824
Total liabilities	$1,251,187	$1,062,465

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 8)	$3,569	$3,569
Common stock, no par value (Note 8)	339,256	329,953
Treasury shares, at cost (Note 8)	(444,589)	(398,204)
Accumulated other comprehensive loss (Note 7)	(75,849)	(141,649)
Retained earnings	1,480,003	1,349,650
Total shareholders’ equity	1,302,390	1,143,319
Total liabilities and shareholders’ equity	$2,553,577	$2,205,784

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2025	2024
Operating Activities
Net income	$191,991	$197,021
Depreciation and amortization	52,935	47,563
Stock-based compensation (Note 12)	11,350	13,446
Pension income (Note 16)	(10,681)	(5,316)
Deferred income tax benefit (Note 11)	(307)	(1,928)
Loss on asset dispositions, net	989	959
Pension contributions (Note 16)	(5,656)	(3,948)
Currency exchange losses, net	13,237	4,715
Changes in:
Trade receivables	(7,878)	7,965
Inventories (Note 5)	(23,082)	(59,531)
Accounts payable	5,466	17,309
Other current assets and liabilities	10,942	(34,186)
Other noncurrent assets and liabilities	2,207	4,451
Cash Flow From Operating Activities	241,513	188,520
Investing Activities
Acquisitions, net of cash acquired (Note 15)	(187,774)	—
Capital expenditures	(52,104)	(39,814)
Property disposals and other investing	19	90
Cash Flow Used in Investing Activities	(239,859)	(39,724)
Financing Activities
Proceeds from long-term debt (Note 13)	836,712	868,644
Payments on long-term debt (Note 13)	(721,384)	(919,647)
Debt issuance costs	(3,084)	(200)
Cash dividends paid	(61,638)	(58,670)
Company stock purchases (Note 8)	(50,025)	(27,427)
Exercise of stock options (Note 8)	511	494
Employee stock purchase plan (Note 8)	1,082	634
Cash Flow From (Used in) Financing Activities	2,174	(136,172)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,002	(6,062)
Change in cash, cash equivalents and restricted cash	5,830	6,562
Beginning cash, cash equivalents and restricted cash	165,097	148,408
Ending cash, cash equivalents and restricted cash	$170,927	$154,970

Supplemental cash flow information:
Cash and cash equivalents	$169,998	$154,371
Restricted cash included in prepaid expenses and other current assets	929	599
Total cash, cash equivalents and restricted cash	$170,927	$154,970

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands, except per share values)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances June 30, 2024	$1,235,226	$(147,548)
Net income	66,648	—
Foreign currency translation adjustments	—	21,329
Pension and post-retirement plan adjustments, net of tax benefit of $374	—	14
Common dividends ($0.51 per share)	(20,071)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances September 30, 2024	$1,281,793	$(126,205)

Balances June 30, 2025	$1,431,147	$(74,526)
Net income	69,613	—
Foreign currency translation adjustments	—	(1,631)
Pension and post-retirement plan adjustments, net of tax benefit of $84	—	308
Common dividends ($0.53 per share)	(20,747)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances September 30, 2025	$1,480,003	$(75,849)

Balances December 31, 2023	$1,143,442	$(129,249)
Net income	197,021	—
Foreign currency translation adjustments	—	1,834
Pension and post-retirement plan adjustments, net of tax benefit of $628	—	2,410
Reclassification from accumulated other comprehensive loss into net income (Note 7)	—	(1,200)
Common dividends ($1.49 per share)	(58,640)	—
Preferred dividends ($1.6875 per share)	(30)	—
Balances September 30, 2024	$1,281,793	$(126,205)

Balances December 31, 2024	$1,349,650	$(141,649)
Net income	191,991	—
Foreign currency translation adjustments	—	65,049
Pension and post-retirement plan adjustments, net of tax benefit of $425	—	751
Common dividends ($1.57 per share)	(61,608)	—
Preferred dividends ($1.6875 per share)	(30)	—
Balances September 30, 2025	$1,480,003	$(75,849)

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
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. With the exception of expanding disclosures, we do not expect the adoption of ASU 2023-09 to have a material effect on our consolidated financial statements taken as a whole.
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
In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends certain aspects of the accounting for a disclosure of software costs under ASC 350-40. ASU 2025-06 makes targeted improvements to ASC 350-40, but does not fully align the framework for accounting for internally developed software costs that are subject to ASC 350-40 with the framework applied to software to be sold or marketed externally that is subject to ASC 985-20. ASU 2025-06 also does not amend the guidance on costs of software licenses that are within the scope of ASC 985-20. ASU 2025-06’s amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is still evaluating the impact that the adoption of ASU 2025-06 will have on the condensed consolidated financial statements.
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
For managed fire service contracts, revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Maintenance revenue, which is considered a non-lease component, and interest are recognized monthly over the lease term. As of September 30, 2025, remaining maintenance performance obligations for managed fire service contracts were $30.9 million, which are expected to be recognized to revenue over approximately three years.
Lease revenues and interest earned by the Company, included in the unaudited Condensed Consolidated Statements of Income, were not material to either the period ended September 30, 2025, or 2024.
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
The Company's net cash pool position consisted of the following:

(In thousands)	September 30, 2025
Gross cash pool position	$57,992
Less: cash pool borrowings	(55,619)
Net cash pool position	$2,373
Note 4—Restructuring Charges
During the three and nine months ended September 30, 2025, we recorded nominal and $2.5 million of restructuring charges. Americas segment restructuring charges of $0.5 million during the nine months ended September 30, 2025, were related to initiatives to right-size the organization in response to macroeconomic conditions. International segment restructuring charges of $1.0 million during the nine months ended September 30, 2025, were primarily related to ongoing initiatives to optimize our manufacturing footprint and initiatives to right-size the organization in response to macroeconomic conditions. Corporate segment restructuring charges of $1.0 million during the nine months ended September 30, 2025, were related to initiatives to right-size the organization in response to macroeconomic conditions.
During the three and nine months ended September 30, 2024, we recorded restructuring charges of $1.2 million and $5.7 million. Americas segment restructuring charges of $1.3 million during the nine months ended September 30, 2024, were related to manufacturing footprint optimization activities. International segment restructuring charges of $3.2 million during the nine months ended September 30, 2024, were related to ongoing initiatives to optimize our manufacturing footprint and improve productivity as well as management restructuring. Corporate segment restructuring charges of $1.2 million during the nine months ended September 30, 2024, were related to management restructuring.
Restructuring reserves are included in Other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas	International	Corporate	Total
Reserve balances at December 31, 2023	$0.8	$9.0	$—	$9.8
Restructuring charges	1.6	3.5	1.3	6.4
Currency translation	(0.1)	(0.3)	—	(0.4)
Cash payments / utilization	(2.1)	(9.0)	(1.3)	(12.4)
Reserve balances at December 31, 2024	$0.2	$3.2	$—	$3.4
Restructuring charges	0.5	1.0	1.0	2.5
Currency translation	—	0.4	—	0.4
Cash payments	(0.4)	(2.2)	(1.0)	(3.6)
Reserve balances at September 30, 2025	$0.3	$2.4	$—	$2.7

Note 5—Inventories
The following table sets forth the components of inventory:

(In thousands)	September 30, 2025	December 31, 2024
Finished products	$113,633	$93,356
Work in process	19,334	13,413
Raw materials and supplies	222,526	190,027
Total inventories	$355,493	$296,796
Note 6—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	September 30, 2025	December 31, 2024
Land	$9,547	$4,235
Buildings	202,319	142,605
Machinery and equipment	555,407	512,894
Construction in progress	27,343	25,451
Total	794,616	685,185
Less: accumulated depreciation	(516,135)	(473,320)
Property, plant and equipment, net	$278,481	$211,865

Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Pension and other post-retirement benefits (a)
Balance at beginning of period	$(10,947)	$(40,256)	$(11,390)	$(42,652)
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service cost (credit) (Note 16)	32	(9)	96	(27)
Recognized net actuarial losses (Note 16)	360	397	1,080	3,065
Tax benefit	(84)	(374)	(425)	(628)
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	308	14	751	2,410
Balance at end of period	$(10,639)	$(40,242)	$(10,639)	$(40,242)
Foreign currency translation
Balance at beginning of period	$(63,579)	$(107,292)	$(130,259)	$(86,597)
Reclassification from accumulated other comprehensive loss into net income(b)	—	—	—	(1,200)
Foreign currency translation adjustments	(1,631)	21,329	65,049	1,834
Balance at end of period	$(65,210)	$(85,963)	$(65,210)	$(85,963)
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

Note 8—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both September 30, 2025, and December 31, 2024. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the nine months ended September 30, 2025, or 2024. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of September 30, 2025, or December 31, 2024.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of September 30, 2025, and December 31, 2024. No new shares were issued during the nine months ended September 30, 2025, or 2024. There were 39,152,061 and 39,260,080 shares outstanding at September 30, 2025, and December 31, 2024, respectively.
Treasury Shares - The Company's 2024 stock repurchase program authorizes up to $200.0 million to repurchase MSA common stock in the open market and in private transactions. The stock repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the nine months ended September 30, 2025, and 2024, the Company repurchased 248,768 and 108,917 shares, respectively, under this and the prior stock repurchase program. There were 22,929,330 and 22,821,311 treasury shares at September 30, 2025, and December 31, 2024, respectively.
The Company issues treasury shares for all stock-based benefit plans. Shares are issued from treasury at the average treasury share cost on the date of the transaction. There were 202,502 and 141,618 Treasury shares issued for these purposes during the nine months ended September 30, 2025, and 2024, respectively.
Common stock activity is summarized as follows:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$336,175	$(442,123)	$320,556	$(376,556)
Stock compensation expense	3,351	—	4,217	—
Restricted and performance stock awards	(278)	278	(275)	275
Stock options exercised	8	6	111	57
Treasury shares purchased for stock compensation programs	—	(1,150)	—	(571)
Share repurchase program	—	—	—	(10,027)
Balance at end of period	$339,256	$(442,989)	$324,609	$(386,822)
(a)Excludes treasury cost related to preferred stock.

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$329,953	$(396,604)	$312,324	$(361,684)
Stock compensation expense	11,350	—	13,446	—
Restricted and performance stock awards	(3,285)	3,285	(2,058)	2,058
Stock options exercised	303	208	323	171
Treasury shares purchased for stock compensation programs	—	(10,030)	—	(7,400)
Employee stock purchase program	935	147	574	60
Share repurchase program	—	(39,995)	—	(20,027)
Balance at end of period	$339,256	$(442,989)	$324,609	$(386,822)
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

Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate	Reconciling Items(a)	Consolidated Totals
Three Months Ended September 30, 2025
Net sales to external customers	$313,350	$155,095	$—		$468,445
Less:
Cost of products sold	160,068	87,166	—	—
Selling, general and administrative	54,876	36,300	9,773	—
Research and development	9,726	6,795	—	—
Adjusted operating income (loss)	88,680	24,834	(9,773)	—	103,741
Noncash items:
Depreciation and amortization	11,942	6,423	220	—	18,585
Pension (income) expense	(4,695)	931	—	—	(3,764)
Total Assets	1,587,038	958,479	10,407	(2,347)	2,553,577
Capital expenditures	6,873	4,831	282	—	11,986
Three Months Ended September 30, 2024
Net sales to external customers	$299,497	$133,182	$—		$432,679
Less:
Cost of products sold	147,189	75,788	(23)	—
Selling, general and administrative	50,494	32,505	12,104	—
Research and development	9,992	6,715	—	—
Adjusted operating income (loss)	91,822	18,174	(12,081)	—	97,915
Noncash items:
Depreciation and amortization	11,314	4,416	229	—	15,959
Pension (income) expense	(3,258)	1,050	—	—	(2,208)
Total Assets	1,478,150	763,927	172	(322)	2,241,927
Capital expenditures	8,342	5,496	416	—	14,254
(a)Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

(In thousands)	Americas	International	Corporate	Reconciling Items(a)	Consolidated Totals
Nine Months Ended September 30, 2025
Net sales to external customers	$926,649	$437,251	$—		$1,363,900
Less:
Cost of products sold	475,751	247,395	—	—
Selling, general and administrative	161,039	106,136	31,718	—
Research and development	29,165	20,021	—	—
Adjusted operating income (loss)	260,694	63,699	(31,718)	—	292,675
Noncash items:
Depreciation and amortization	35,415	16,541	979	—	52,935
Pension (income) expense	(13,364)	2,683	—	—	(10,681)
Total Assets	1,587,038	958,479	10,407	(2,347)	2,553,577
Capital expenditures	23,228	8,830	20,046	—	52,104
Nine Months Ended September 30, 2024
Net sales to external customers	$909,745	$398,698	$—		$1,308,443
Less:
Cost of products sold	448,359	227,233	(55)	—
Selling, general and administrative	155,144	95,544	38,408	—
Research and development	29,719	19,977	—	—
Adjusted operating income (loss)	276,523	55,944	(38,353)	—	294,114
Noncash items:
Depreciation and amortization	34,146	12,766	651	—	47,563
Pension (income) expense	(8,466)	3,150	—	—	(5,316)
Total Assets	1,478,150	763,927	172	(322)	2,241,927
Capital expenditures	21,828	15,570	2,416	—	39,814
(a)Reconciling items consist primarily of intercompany eliminations and items not directly attributable to operating segments.

A reconciliation of total Adjusted operating income from reportable segments to Income before income taxes is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Adjusted operating income	$103,741	$97,915	$292,675	$294,114
Less:
Currency exchange losses, net	3,875	2,985	13,237	4,715
Restructuring charges (Note 4)	58	1,184	2,470	5,744
Interest expense	8,416	9,153	23,368	29,556
Other income, net	(6,562)	(5,833)	(18,585)	(16,215)
Acquisition-related amortization	3,595	2,269	9,033	6,888
Transaction costs(a)	1,903	—	10,002	234
Net cost for product-related legal matter	—	—	—	5,000
Income before income taxes	$92,456	$88,157	$253,150	$258,192
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total sales by product group was as follows:

Three Months Ended September 30, 2025	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$191,188	41%	$124,111	40%	$67,077	43%
Fire Service (b)	158,654	34%	109,497	35%	49,157	32%
Industrial PPE and Other (c)	118,603	25%	79,742	25%	38,861	25%
Total	$468,445	100%	$313,350	100%	$155,095	100%

Three Months Ended September 30, 2024	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$163,150	38%	$110,459	37%	$52,691	40%
Fire Service (b)	160,515	37%	111,992	37%	48,523	36%
Industrial PPE and Other (c)	109,014	25%	77,046	26%	31,968	24%
Total	$432,679	100%	$299,497	100%	$133,182	100%

Nine Months Ended September 30, 2025	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$546,094	40%	$361,176	39%	$184,918	42%
Fire Service (b)	472,576	35%	326,220	35%	146,356	33%
Industrial PPE and Other (c)	345,230	25%	239,253	26%	105,977	25%
Total	$1,363,900	100%	$926,649	100%	$437,251	100%

Nine Months Ended September 30, 2024	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$473,214	36%	$318,159	35%	$155,055	39%
Fire Service (b)	496,478	38%	352,730	39%	143,748	36%
Industrial PPE and Other (c)	338,751	26%	238,856	26%	99,895	25%
Total	$1,308,443	100%	$909,745	100%	$398,698	100%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share values)	2025	2024	2025	2024
Net income	$69,613	$66,648	$191,991	$197,021
Preferred stock dividends	(10)	(10)	(30)	(30)
Net income attributable to common equity	69,603	66,638	191,961	196,991
Dividends and undistributed earnings allocated to participating securities	(6)	(6)	(18)	(19)
Net income attributable to common shareholders	69,597	66,632	191,943	196,972

Basic weighted-average shares outstanding	39,168	39,362	39,253	39,370
Stock-based compensation awards	112	133	127	160
Diluted weighted-average shares outstanding	39,280	39,495	39,380	39,530
Antidilutive shares	—	—	—	—

Earnings per share:
Basic	$1.78	$1.69	$4.89	$5.00
Diluted	$1.77	$1.69	$4.87	$4.98
Note 11—Income Taxes
The Company's effective tax rate for the three months ended September 30, 2025, was 24.7%, which differs from the United States of America ("U.S.") federal statutory rate of 21% primarily due to state income taxes and discrete expense booked in the third quarter of 2025 related to the filing of prior period tax returns. The Company's effective tax rate for the three months ended September 30, 2024, was 24.4%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes.
The Company's effective tax rate for the nine months ended September 30, 2025, was 24.2%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible executive compensation. The Company's effective tax rate for the nine months ended September 30, 2024, was 23.7%, which differs from the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible executive compensation.
At September 30, 2025, the Company had a gross liability for unrecognized tax benefits of $5.0 million. The Company has recognized tax benefits associated with these liabilities of $1.5 million at September 30, 2025. The gross liability includes amounts associated with domestic and foreign tax exposure in prior periods.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $0.2 million at September 30, 2025.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
On July 4, 2025, the United States enacted into law the One, Big, Beautiful Bill Act ("the Act"). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of these provisions on our consolidated financial statements and currently do not expect a material impact.

Note 12—Stock Plans
The 2023 Management Equity Incentive Plan and its predecessor, the 2016 Management Equity Incentive Plan, provide for various forms of stock-based compensation for eligible employees through, in the case of the 2023 Management Equity Incentive Plan, May 2033, including stock options, restricted stock awards, restricted stock units and performance stock units. The 2024 Non-Employee Directors’ Equity Incentive Plan and its predecessor, the 2017 Non-Employee Directors’ Equity Incentive Plan, provide for grants of stock options and restricted stock to non-employee directors through, in the case of the 2024 Non-Employee Directors’ Equity Incentive Plan, May 2034. The 2014 MSA Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase the Company's shares of common stock at a 15% discount from the fair market value stock price, semi-annually. The ESPP is considered a compensatory plan. The discount is recorded as a component of selling, general and administrative expense in the Company's unaudited Condensed Consolidated Statements of Income.
Stock compensation expense, included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Stock compensation expense	$3,351	$4,217	$11,350	$13,446
Income tax benefit	827	1,033	2,803	3,294
Stock compensation expense, net of tax	$2,524	$3,184	$8,547	$10,152
We have not capitalized any stock-based compensation expense.
A summary of stock option activity for the nine months ended September 30, 2025, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	15,018	$45.10
Exercised	(11,473)	44.50
Outstanding and exercisable at September 30, 2025	3,545	$47.04
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the nine months ended September 30, 2025, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2025	179,584	$150.39
Granted	72,009	160.31
Vested	(64,349)	139.49
Forfeited	(13,261)	155.16
Unvested at September 30, 2025	173,983	$158.17
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
A summary of performance stock unit activity for the nine months ended September 30, 2025, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2025	161,996	$146.50
Granted	63,964	161.96
Performance adjustments(a)	64,457	143.49
Vested	(118,605)	143.47
Forfeited	(19,990)	156.59
Unvested at September 30, 2025	151,822	$152.77
(a)Performance adjustments relate primarily to the final number of shares issued for the 2022 performance unit awards which vested in the first quarter of 2025 at 220% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's total shareholder return during the three-year performance period.

Note 13—Long-Term Debt

(In thousands)	September 30, 2025	December 31, 2024
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$49,182	$53,400
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,770	99,754
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,770	99,754
Senior revolving credit facility maturing in 2030, net of debt issuance costs	329,898	—
2023 Term Loan credit agreement maturing in 2026, net of debt issuance costs	—	205,152
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,963	49,953
Total	628,583	508,013
Amounts due within one year	8,209	26,391
Long-term debt, net of debt issuance costs	$620,374	$481,622
On April 1, 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) with a capacity of $1.3 billion. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on Secured Overnight Financing Rate (“SOFR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate (iii) the Daily Simple SOFR rate, plus 1.00%. The Company pays a credit spread of 0 to 175 basis points based on the Company’s net leverage ratio and elected rate (BASE or SOFR). The company has a weighted average revolver interest rate of 4.96% as of September 30, 2025. At September 30, 2025, $965.3 million of the existing $1.3 billion revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $500.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
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

On July 1, 2024, the Company entered into Amendment No. 3 to the Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of September 30, 2025, the Company has outstanding £36.6 million (approximately $49.3 million at September 30, 2025) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $8.2 million at September 30, 2025) due annually through January 2031.
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
As of September 30, 2025, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2025, totaling $10.4 million, of which $1.5 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. As of September 30, 2025, the Company has $0.9 million of restricted cash in support of these arrangements.
On May 6, 2025 the company acquired M&C TechGroup Germany GmbH and its affiliated companies ("M&C") in a transaction valued at approximately $189 million, net of cash acquired. The acquisition was financed by $137.3 million under the Revolving Credit Facility and cash on hand.
Note 14—Goodwill and Intangible Assets, Net
Changes in goodwill during the nine months ended September 30, 2025, were as follows:

(In thousands)	Goodwill
Balance at January 1, 2025	$620,895
Additions and measurement period adjustments (Note 15)	92,568
Currency translation	18,761
Balance at September 30, 2025	$732,224

At September 30, 2025, goodwill of $481.4 million and $250.8 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net, during the nine months ended September 30, 2025, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2025	$246,437
Additions	66,568
Amortization expense	(15,186)
Currency translation	6,686
Net balance at September 30, 2025	$304,505
At September 30, 2025, intangible assets, net, includes a trade name related to Globe Manufacturing Company, LLC ("Globe") with an indefinite life totaling $60.0 million.
Note 15—Acquisitions
Acquisition of M&C
On May 6, 2025, the Company acquired 100% of the common stock of M&C in an all-cash transaction valued at approximately $189 million, net of cash acquired.
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
The following table summarizes the preliminary fair values of the M&C’s assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	May 6, 2025
Current assets (including cash of $10.0)	$39.2
Property, plant and equipment and other noncurrent assets	48.4
Customer relationships and other intangible assets	66.6
Goodwill	92.6
Total assets acquired	$246.8

Deferred tax liability	$(24.7)
Other liabilities	(22.8)
Total liabilities assumed	$(47.5)

Net assets acquired	$199.3
As of September 30, 2025, the purchase accounting for M&C is subject to change upon completion of the valuation of the assets acquired and liabilities assumed, primarily for review of tax balances and liabilities assumed.

Assets acquired and liabilities assumed in connection with the acquisition were recorded at their preliminary fair values. Fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade name and developed technologies and the cost approach for assembled workforce, which is included in goodwill. Assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates and amortization tax benefits, capital spending, discount rates, customer attrition rates, technology obsolescence assumptions and working capital changes. Cash flow forecasts were generally based on M&C pre-acquisition forecasts, coupled with estimated MSA financial synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, developed technology, and trade name acquired in the M&C transaction are being amortized over periods of 20 years, 8 years, and 20 years, respectively. Estimated future amortization expense related to the identifiable intangible assets is approximately $1 million for the remainder of 2025, approximately $4 million annually for 2026 through 2029, and $47.8 million thereafter.
Goodwill was calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of M&C with our operations. Goodwill of $92.6 million related to the M&C acquisition was recorded, with $58.9 million and $33.7 million allocated to the International and Americas reportable segments, respectively. This Goodwill is nondeductible for tax purposes.
Our results for the three and nine months ended September 30, 2025 include strategic acquisition costs of $1.9 million and $10.0 million, respectively, including costs related to the M&C acquisition. Our results for the three and nine months ended September 30, 2024, include none and $0.2 million, respectively, of strategic acquisition costs. These costs are reported in selling, general, and administrative expenses.
The operating results of this acquisition have been included in our unaudited condensed consolidated financial statements from the acquisition date through September 30, 2025. Our results for the three months ended September 30, 2025, include sales and net income of $15.3 million and $0.1 million, respectively, attributable to this acquisition. Our results for the nine months ended September 30, 2025 include sales and net loss of $26.2 million and $4.6 million, respectively, attributable to this acquisition.
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

	Three months ended September 30, 2024	Nine Months Ended September 30,
(In millions, except per share amounts)		2025	2024
Net sales	$445.4	$1,382.4	$1,348.9
Net income	68.3	194.4	202.4
Basic earnings per share	1.74	4.95	5.14
Diluted earnings per share	1.73	4.94	5.12
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

Note 16—Pensions and Other Post-retirement Benefits
Components of Net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2025	2024	2025	2024
Three Months Ended September 30,
Service cost	$2,013	$2,315	$31	$44
Interest cost	5,999	5,970	276	248
Expected return on plan assets	(12,005)	(10,812)	—	—
Amortization of prior service cost (credit)	32	37	—	(46)
Recognized net actuarial losses	197	282	163	115
Net periodic benefit (income) cost (a)	$(3,764)	$(2,208)	$470	$361

Nine Months Ended September 30,
Service cost	$6,014	$6,945	$93	$132
Interest cost	17,912	17,910	828	744
Expected return on plan assets	(36,015)	(32,436)	—	—
Amortization of prior service cost (credit)	96	111	—	(138)
Recognized net actuarial losses	591	846	489	345
Settlements	721	1,308	—	—
Net periodic benefit (income) cost (a)	$(10,681)	$(5,316)	$1,410	$1,083
(a) Components of Net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Income.

We made contributions of $5.7 million and $3.9 million to our pension plans during the nine months ended September 30, 2025, and 2024, respectively. We expect to make net contributions between $7 million and $8 million to our pension plans in 2025, which are primarily associated with statutorily required plans in the International reporting segment.
Note 17—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain of our foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the unaudited Condensed Consolidated Statements of Income. The notional amount of open forward contracts was $114.8 million and $184.0 million at September 30, 2025, and December 31, 2024, respectively.
The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	September 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$802	$175
Foreign exchange contracts: other current liabilities	547	1,111

The following table presents the amount and classification of the (gains) losses associated with derivative financial instruments within the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$(4,958)	$1,683
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
The reported carrying amount of our fixed rate long-term debt was $299.3 million and $303.5 million at September 30, 2025, and December 31, 2024, respectively. The fair value of this debt was $271.5 million and $266.4 million at September 30, 2025, and December 31, 2024, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Income as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of October 15, 2025, Globe was named as a defendant in 1,085 lawsuits comprised of 13,140 claims, predominantly styled as individual personal injury claims and including several putative class actions. Certain of these lawsuits include MSA Safety Incorporated or other Globe affiliates as defendants.
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
The following table reconciles changes in the Company's accrued warranty reserve:

(In thousands)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Beginning warranty reserve	$13,724	$14,288
Warranty payments	(11,227)	(11,802)
Warranty claims, current	9,347	10,684
Warranty claims, preexisting	399	765
Currency translation and other adjustments	182	(211)
Ending warranty reserve	$12,425	$13,724
Warranty expense was $9.9 million and $7.9 million for the nine months ended September 30, 2025, and 2024, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.

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
On May 6, 2025, we acquired M&C TechGroup and its affiliated companies ("M&C") in a transaction valued at approximately $189 million, net of cash acquired. Headquartered in Ratingen, Germany, M&C provides a comprehensive range of gas analysis systems that detect, measure and monitor gases in critical environments. M&C’s product portfolio includes systems and solutions for gas sampling, gas conditioning, as well as advanced process control. Refer to Note 15—Acquisitions to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

Net Sales	Three Months Ended September 30,		Dollar Increase	Percent Increase
(In millions, except percentage change)	2025	2024
Consolidated	$468.4	$432.7	$35.7	8.3%
Americas	313.3	299.5	13.8	4.6%
International	155.1	133.2	21.9	16.4%
Net Sales. Net sales for the three months ended September 30, 2025, were $468.4 million, an increase of $35.7 million, or 8.3%, compared to $432.7 million in the same period of 2024. Please refer to the Net Sales table below for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended September 30, 2025 versus September 30, 2024
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	4.6%	16.4%	8.3%
Currency translation effects	(0.4)%	(4.0)%	(1.5)%
Less: Acquisitions	(1.7)%	(7.5)%	(3.6)%
Organic sales change	2.5%	4.9%	3.2%
Note: Organic sales change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Net sales for the Americas segment were $313.3 million in the third quarter of 2025, an increase of $13.8 million, or 4.6%, compared to $299.5 million in the same period of 2024. Organic sales in the Americas segment increased 2.5% during the period, driven by growth in detection and industrial PPE partially offset by a decrease in fire service. M&C added $5.3 million of sales to the Americas segment during the period.
Net sales for the International segment were $155.1 million in the third quarter of 2025, an increase of $21.9 million, or 16.4%, compared to $133.2 million in the same period of 2024. Organic sales in the International segment increased 4.9% during the period, driven by double-digit growth in industrial PPE and to a lesser extent detection partially offset by a decline in fire service. M&C added $10.0 million of sales to the International segment during the period.
We maintain our low single-digit full-year organic sales growth outlook. While our business remains healthy, the fourth quarter will be impacted by timing in the Fire Service market and the U.S. government shutdown. The timing of Assistance to Firefighter Grants (AFG) being released and approval of the next National Fire Protection Association standard remain key variables for the balance of the year that are beyond our control. We are monitoring the status of the U.S. government shutdown and analyzing how a prolonged shutdown could impact our business. We believe a portion of our fourth quarter sales will be impacted by the AFG timing delay and the ongoing U.S. government shutdown, with most of that impact in Fire Service. We also continue to monitor evolving macroeconomic factors including tariffs and analyze how they could impact our business. However, we expect continued momentum in Fall Protection and Detection as key performance tailwinds.
Refer to Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the third quarter of 2025 was $217.6 million, an increase of $10.1 million or 4.9%, compared to $207.5 million in the same period of 2024. The ratio of gross profit to net sales was 46.5% in the third quarter of 2025 compared to 47.9% in the same quarter last year. The decrease in gross profit margin is primarily related to inflation and tariff impacts as well as to a lesser extent transactional foreign currency challenges and the additional amortization related to the M&C acquisition, partially offset by price realization.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $102.9 million during the third quarter of 2025, an increase of $7.8 million or 8.1%, compared to $95.1 million in the same period of 2024. SG&A expenses were 22.0% of net sales during both the third quarter of 2025 and 2024. SG&A includes $5.4 million of expenses associated with M&C operations and $1.9 million of strategic transaction costs. Organic SG&A decreased by approximately $0.9 million or 1.0% driven primarily by lower variable compensation and discretionary expense management partially offset by inflation and higher sales commission expense on detection growth.

Please refer to the SG&A expenses table below for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended September 30, 2025 versus September 30, 2024
(Percent Change)	Consolidated
GAAP reported change	8.1%
Currency translation effects	(1.7)%
Acquisitions and related strategic transaction costs	(7.4)%
Organic change	(1.0)%
Note: Organic SG&A change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Research and development expense. Research and development expense was $16.5 million during the third quarter of 2025, a decrease of $0.2 million, compared to $16.7 million in the same period of 2024. Research and development expense was 3.5% of net sales in the third quarter of 2025 and 3.9% in the third quarter of 2024.
During the third quarter of 2025 and 2024, we capitalized $3.7 million and $3.2 million of software development costs, respectively. Depreciation expense for capitalized software development costs of $2.8 million and $2.7 million for the third quarter of 2025 and 2024, respectively, was recorded in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.
MSA remains committed to dedicating significant resources to research and development activities, including the recently introduced ALTAIR io™ 6 portable gas detector and V-Gard H2® full brim safety helmet. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense and capitalized software development costs to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $20.2 million and $19.9 million during the third quarter of September 30, 2025, and 2024, respectively.
Restructuring charges. Restructuring charges of $0.1 million during the third quarter of 2025 were primarily related to initiatives to right-size the organization in response to macroeconomic conditions. Restructuring charges of $1.2 million in the same period of 2024 were primarily related to initiatives to optimize our manufacturing footprint and improve productivity.
Currency exchange. Currency exchange losses were $3.9 million in the third quarter of 2025 compared to $3.0 million in the same period of 2024. The currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances. Refer to Note 17—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the third quarter of 2025 was $94.3 million compared to $91.5 million in same period of 2024. The increase in operating income was primarily related to the contribution from M&C.
Adjusted operating income. Americas adjusted operating income for the third quarter of 2025 was $88.7 million, a decrease of $3.1 million or 3.4% compared to $91.8 million in the same period of 2024. The decrease in adjusted operating income is primarily attributable to higher SG&A expense.
International adjusted operating income for the third quarter of 2025 was $24.8 million, an increase of $6.6 million, or 36.6%, compared to $18.2 million in the same period of 2024. The increase in adjusted operating income is attributable to higher sales volumes and the contribution from M&C.
Corporate segment adjusted operating loss for the third quarter of 2025 was $9.8 million, a decrease of $2.3 million, compared to an adjusted operating loss of $12.1 million in the same period of 2024, driven by decreased professional service fees and other discretionary expense management as well as decreased variable compensation partially offset by inflation.

The following tables present a summary of adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA % by reportable segment. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

(In thousands)	Americas	International	Corporate	Consolidated
Three months ended September 30, 2025
Net sales	$313,350	$155,095	$—	$468,445
GAAP operating income				94,310
Adjusted operating income (loss)	88,680	24,834	(9,773)	103,741
Adjusted operating margin %	28.3%	16.0%
Adjusted EBITDA	98,656	29,831	(9,553)	118,934
Adjusted EBITDA %	31.5%	19.2%
Three months ended September 30, 2024
Net sales	$299,497	$133,182	$—	$432,679
GAAP operating income				91,477
Adjusted operating income (loss)	91,822	18,174	(12,081)	97,915
Adjusted operating margin %	30.7%	13.6%
Adjusted EBITDA	101,339	22,119	(11,853)	111,605
Adjusted EBITDA %	33.8%	16.6%
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

A reconciliation of total adjusted EBITDA and total adjusted operating income from reportable segments to net income is presented in the following table:

	Three Months Ended September 30,
(In thousands)	2025	2024
Adjusted EBITDA	$118,934	$111,605
Less:
Depreciation and amortization	15,193	13,690
Adjusted operating income	$103,741	$97,915
Less:
Currency exchange losses, net	3,875	2,985
Restructuring charges (Note 4)	58	1,184
Acquisition-related amortization	3,595	2,269
Transaction costs(a)	1,903	—
GAAP operating income	$94,310	$91,477
Less:
Interest expense	8,416	9,153
Other income, net	(6,562)	(5,833)
Income before income taxes	92,456	88,157
Provision for income taxes	22,843	21,509
Net income	$69,613	$66,648
(a)Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total other expense, net. Total other expense, net, for the third quarter of 2025 was $1.9 million, compared to $3.3 million for the same period of 2024, driven primarily by decreased interest expense related to lower interest rates as well as increased pension income driven by a higher expected rate of return.
Income taxes. The reported effective tax rate for the third quarter of 2025 was 24.7% compared to 24.4% in the same period of 2024. The increase from the prior year was primarily driven by discrete expense booked in the third quarter of 2025 related to the filing of prior period tax returns, partially offset by a discrete benefit booked in the third quarter of 2025 related to the statutory rate decrease in Germany.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
On July 4, 2025, the United States enacted into law the One, Big, Beautiful Bill Act ("the Act"). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of these provisions on our consolidated financial statements and currently do not expect a material impact.
Net income. Net income was $69.6 million for the third quarter of 2025, or $1.77 per diluted share, compared to $66.6 million, or $1.69 per diluted share, in the same period of 2024.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
Net Sales. Net sales for the nine months ended September 30, 2025, were $1,363.9 million, an increase of $55.5 million, or 4.2%, compared to $1,308.4 million in the same period of 2024. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Nine Months Ended September 30,		Dollar Increase	Percent Increase
(In millions, except percentage change)	2025	2024
Consolidated	$1,363.9	$1,308.4	$55.5	4.2%
Americas	926.6	909.7	16.9	1.9%
International	437.3	398.7	38.6	9.7%

Net Sales	Nine Months Ended September 30, 2025 versus September 30, 2024
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	1.9%	9.7%	4.2%
Currency translation effects	0.8%	(2.0)%	—%
Acquisitions	(1.0)%	(4.4)%	(2.0)%
Organic change	1.7%	3.3%	2.2%
Note: Organic sales change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Net sales for the Americas segment were $926.6 million in the nine months ended September 30, 2025, an increase of $16.9 million, or 1.9%, compared to $909.7 million in the same period of 2024. Organic sales in the Americas segment increased 1.7% during the period, driven by growth in detection and industrial PPE partially offset by a decrease in fire service. M&C added $8.9 million of sales to the Americas segment during the period.
Net sales for the International segment were $437.3 million in the nine months ended September 30, 2025, an increase of $38.6 million, or 9.7%, compared to $398.7 million in the same period of 2024. Organic sales in the International segment increased 3.3% during the period, driven by growth in detection and industrial PPE. M&C added $17.3 million of sales to the International segment during the period.
Refer to Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the nine months ended September 30, 2025, was $631.7 million, an increase of $5.7 million or 0.9%, compared to $626.0 million in the same period of 2024. The ratio of gross profit to net sales was 46.3% during the nine months ended September 30, 2025 compared to 47.8% in the same period of 2024. The decrease in gross profit margin is primarily related to inflation and transactional foreign currency challenges as well as to a lesser extent the impacts of tariffs and additional amortization related to the M&C acquisition partially offset by price realization and improved productivity.
Selling, general and administrative expenses. SG&A expenses were $308.9 million during the nine months ended September 30, 2025, an increase of $14.6 million or 4.9%, compared to $294.3 million in the same period of 2024. Overall, SG&A expenses were 22.6% of net sales during the nine months ended September 30, 2025, compared to 22.5% of net sales in the same period of 2024. SG&A includes $9.5 million of expenses associated with M&C operations and $10.0 million of strategic transaction costs. Organic SG&A decreased $5.6 million or 1.9%. driven primarily by the absence of the net cost for product related legal matter from the prior year, lower variable compensation, discretionary expense management and lower professional service costs mostly offset by inflation and higher sales commission expense on double-digit detection growth.

Please refer to the selling, general, and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Nine Months Ended September 30, 2025 versus September 30, 2024
(Percent Change)	Consolidated
GAAP reported change	4.9%
Currency translation effects	(0.2)%
Less: Acquisitions and related strategic transaction costs	(6.6)%
Organic change	(1.9)%
Note: Organic SG&A change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Research and development expense. Research and development expense was $49.2 million during the nine months ended September 30, 2025, a decrease of $0.5 million, compared to $49.7 million in the same period of 2024. Research and development expense was 3.6% of net sales in the nine months ended September 30, 2025 and 3.8% of net sales in the same period of 2024.
During the nine months ended September 30, 2025 and 2024, we capitalized $10.4 million and $10.0 million of software development costs, respectively. Depreciation expense for capitalized software development costs of $8.8 million and $8.2 million during the nine months ended September 30, 2025 and 2024, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Income.
MSA remains committed to dedicating significant resources to research and development activities, including the recently introduced ALTAIR io™ 6 portable gas detector and V-Gard H2® full brim safety helmet. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense and capitalized software development costs to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $59.6 million and $59.7 million during the nine months ended September 30, 2025, and 2024, respectively.
Restructuring charges. Restructuring charges of $2.5 million during the nine months ended September 30, 2025 were primarily related to initiatives to right-size the organization in response to macroeconomic conditions and ongoing initiatives to optimize our manufacturing footprint and improve productivity. Restructuring charges of $5.7 million in the same period of 2024 related to our ongoing initiatives to optimize our manufacturing footprint and improve productivity as well as management restructuring.
Currency exchange. Currency exchange losses were $13.2 million during the nine months ended September 30, 2025, compared to $4.7 million in the same period of 2024. The currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances. Refer to Note 17—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the nine months ended September 30, 2025, was $257.9 million compared to $271.5 million in the same period of 2024. The decrease in operating results was primarily driven by increased SG&A expenses and currency exchange losses, partially offset by higher sales and lower restructuring charges as discussed further above.
Adjusted operating income. Americas adjusted operating income for the nine months ended September 30, 2025 was $260.7 million, a decrease of $15.8 million, or 5.7%, compared to $276.5 million in the same period of 2024. The decrease in adjusted operating income is attributable to lower gross profit and slightly higher SG&A expenses.
International adjusted operating income was $63.7 million, an increase of $7.8 million, or 13.9%, compared to $55.9 million in the same period of 2024. Higher sales volumes and the contribution from M&C were partially offset by higher SG&A expense.
Corporate segment adjusted operating loss for the nine months ended September 30, 2025, was $31.7 million, a decrease of $6.7 million compared to an adjusted operating loss of $38.4 million in the same period of 2024 driven by decreased professional service fees and decreased variable compensation as well as other discretionary expense management partially offset by inflation.

The following tables present a summary of adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA % by reportable segment. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

(In thousands)	Americas	International	Corporate	Consolidated
Nine months ended September 30, 2025
Net sales	$926,649	$437,251	$—	$1,363,900
GAAP operating income				257,933
Adjusted operating income (loss)	260,694	63,699	(31,718)	292,675
Adjusted operating margin %	28.1%	14.6%
Adjusted EBITDA	290,434	77,217	(30,739)	336,912
Adjusted EBITDA %	31.3%	17.7%
Nine months ended September 30, 2024
Net sales	$909,745	$398,698	$—	$1,308,443
GAAP operating income				271,533
Adjusted operating income (loss)	276,523	55,944	(38,353)	294,114
Adjusted operating margin %	30.4%	14.0%
Adjusted EBITDA	305,276	67,215	(37,702)	334,789
Adjusted EBITDA %	33.6%	16.9%
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

A reconciliation of total adjusted EBITDA and total adjusted operating income from reportable segments to net income is presented in the following table:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Adjusted EBITDA	$336,912	$334,789
Less:
Depreciation and amortization	44,237	40,675
Adjusted operating income	$292,675	$294,114
Less:
Currency exchange losses, net	13,237	4,715
Restructuring charges (Note 4)	2,470	5,744
Acquisition-related amortization	9,033	6,888
Transaction costs(a)	10,002	234
Net cost for product-related legal matter	—	5,000
GAAP operating income	$257,933	$271,533
Less:
Interest expense	23,368	29,556
Other income, net	(18,585)	(16,215)
Income before income taxes	253,150	258,192
Provision for income taxes	61,159	61,171
Net income	$191,991	$197,021
(a)Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total other expense, net. Total other expense, net, for the nine months ended September 30, 2025 was $4.8 million, compared to $13.3 million in the same period of 2024, driven primarily by decreased interest expense related to lower interest rates as well as increased pension income driven by a higher expected rate of return.
Income taxes. The reported effective tax rate for the nine months ended September 30, 2025 was 24.2% compared to 23.7% in the same period of 2024. The increase from the prior year was primarily driven by an increase in state income taxes.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $192.0 million for the nine months ended September 30, 2025, or $4.87 per diluted share compared to net income of $197.0 million, or $4.98 per diluted share, in the same period of 2024.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. At September 30, 2025, approximately 47% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility due in 2030. At September 30, 2025, approximately 82% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
We believe MSA's healthy balance sheet and access to significant capital at September 30, 2025 positions us well to navigate through a dynamic operating environment and other unexpected events. We maintain a balanced capital deployment strategy that focuses on investing for organic growth and pursuing inorganic growth opportunities, as well as returning cash to shareholders in the form of dividends and share buybacks.
At September 30, 2025, the Company had cash and cash equivalents totaling $170.0 million. Cash, cash equivalents and restricted cash increased $5.8 million during the nine months ended September 30, 2025, compared to increasing $6.6 million during the same period in 2024. At September 30, 2025, $965.3 million of the existing $1.3 billion revolving credit facility was unused, including letters of credit issued under the facility.
Operating activities. Operating activities provided cash of $241.5 million during the nine months ended September 30, 2025, compared to $188.5 million during the same period in 2024. The increased cash flow from operating activities was primarily related to lower cash used for variable compensation as compared to the prior year and lower cash usage for working capital needs. The working capital cash usage decrease related primarily to inventory, partially offset by higher cash use for accounts payable and accounts receivable.
Investing activities. Investing activities used cash of $239.9 million during the nine months ended September 30, 2025, compared to using $39.7 million during the same period in 2024. The acquisition of M&C and capital expenditures, including a $19.6 million strategic footprint investment, drove the increase in cash outflows from investing activities during the nine months ended September 30, 2025. We remain committed to evaluating acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities provided cash of $2.2 million during the nine months ended September 30, 2025, compared to using cash of $136.2 million during the same period in 2024. During the nine months ended September 30, 2025, we had net proceeds on long-term debt of $115.3 million, used primarily to fund the M&C acquisition, as compared to net payments of $51.0 million during the same period in 2024. We paid cash dividends of $61.6 million during the nine months ended September 30, 2025, compared to $58.7 million in the same period in 2024. We used cash of $50.0 million during the nine months ended September 30, 2025, to repurchase shares, including $40.0 million related to our share repurchase program, compared to $27.4 million in the same period in 2024, including $20.0 million related to our share repurchase program. The remainder in both periods related to our employee stock compensation programs.

CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro and British pound, at September 30, 2025, resulted in a translation gain of $65.0 million being recorded to the cumulative translation adjustments shareholders' equity account during the nine months ended September 30, 2025, compared to a $1.8 million translation gain being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2024.
COMMITMENTS AND CONTINGENCIES
We made contributions of $5.7 million to our pension plans during the nine months ended September 30, 2025. We expect to make net contributions between $7.0 million and $8.0 million to our pension plans in 2025, which are primarily associated with statutorily required plans in the International reporting segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2025, totaling $10.4 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2025, the Company has $0.9 million of restricted cash in support of these arrangements.
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
The more critical judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. During the nine months ended September 30, 2025, we made an acquisition that raised business combinations to a critical accounting policy and estimate used in the preparation of our consolidated financial statements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $20.3 million or 4.3% and $1.6 million or 2.3%, respectively, for the three months ended September 30, 2025.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2025, we had open foreign currency forward contracts with a U.S. dollar notional value of $114.8 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $11.5 million increase or decrease in the fair value of these contracts at September 30, 2025.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At September 30, 2025, we had $299.3 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $5.0 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At September 30, 2025, we had $333.2 million of variable rate borrowings. A 100 basis point increase or decrease in interest rates would have a $3.3 million impact on future annual earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2025	133	$165.85	—	731,284
August 2025	37	175.23	—	762,447
September 2025	5,068	170.60	—	755,934
The share repurchase program authorizes up to $200.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were no shares repurchased during the quarter ended September 30, 2025, under this program. We do not have any other share repurchase programs.
The above shares purchased during the quarter are related to stock-based compensation transactions.

Item 5.	Other Information
During the three months ended September 30, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MSA SAFETY INCORPORATED

October 29, 2025	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)