Form 10-K
period 2025-12-31
MSA Safety Inc
filed 2026-02-12
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates as of June 30, 2025, was approximately $6.5 billion. As of February 6, 2026, there were outstanding 38,774,722 shares of common stock, no par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the May 8, 2026, Annual Meeting of Shareholders are incorporated by reference into Part III.

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

PART I
Item 1. Business
Overview—MSA Safety Incorporated (the "Company" or "MSA") is the global leader in advanced safety products, technology and solutions. Driven by its singular mission of safety, the Company has been at the forefront of safety innovation since 1914, protecting workers and facility infrastructure around the world across a broad range of diverse end markets while creating sustainable value for shareholders. The Company's comprehensive product line, which is governed by rigorous safety standards across highly regulated industries, is used to protect workers and facility infrastructures around the world in a broad range of markets, including fire service, energy, utility, construction, and industrial manufacturing applications as well as heating, ventilation, air conditioning and refrigeration ("HVAC-R"). The Company's principal product categories are detection, fire service and industrial personal protective equipment ("PPE").
In addition to its principal product categories, MSA continues to deploy and grow its MSA+™ ecosystem, its turnkey approach to MSA hardware, software, and services to simplify and improve safety operations for customers while delivering recurring revenue.
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
Segments—We tailor our product and solution offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into four geographic operating segments that are aggregated into two reportable segments: Americas and International. Segment information is presented in Note 9—Segment Information of the consolidated financial statements in Part II Item 8 of this Form 10-K.
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
The following is a brief description of our primary products within each of our Detection, Fire Service and Industrial PPE product categories, each of which we sell in both our Americas and International Segments:
Detection
FGFD systems. Our permanently installed fixed gas and flame detection ("FGFD") products and solutions are used in energy and utility applications, HVAC-R, water and wastewater, food retail and general industrial production facilities to detect the presence or absence of various gases in the air. Typical applications of these systems include detecting combustible or toxic gases as well as leaks of refrigerants. FGFD products and solutions generate a meaningful portion of overall revenue from recurring business including replacement components and related service. Key products and solutions include:

•Fixed gas detection monitoring systems. This product line is used to monitor for combustible and toxic gases and oxygen deficiency in a wide variety of applications where continuous monitoring is required. Our systems are used for gas detection in energy, pulp and paper, wastewater, refrigerant monitoring, pharmaceutical production and general industrial applications. Some of our flagship products in this category include the Ultima®X5000 and S5000 gas monitors, which utilize a wide array of sensor technologies to enhance facility and worker safety.
•Flame detectors and open-path infrared gas detectors. These instruments are used for plant-wide monitoring of toxic gases and for detecting the presence of flames. These systems use sensor technology to detect potentially hazardous conditions across long distances, making them suitable for use in applications such as processing industries, storage vessels and HVAC ducts.
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
In 2025, we acquired M&C TechGroup and its affiliated companies ("M&C"). Headquartered in Ratingen, Germany, M&C provides a comprehensive range of gas analysis systems that detect, measure and monitor gases in critical environments. M&C’s product portfolio includes systems and solutions for gas sampling, gas conditioning, as well as advanced process control. Refer to Note 15—Acquisitions to the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.
Portable gas detection instruments. Our handheld portable gas detection instruments are used to detect the presence or absence of various gases in the air. The product line is used by energy, utility, general industrial workers as well as first responders or anyone working in a confined space environment. Our single and multi-gas detectors provide portable solutions for detecting the presence of oxygen, combustible gases and various toxic gases, including hydrogen sulfide, carbon monoxide, ammonia and chlorine, either singularly or up to six gases at once. Our multi-gas detectors include the ALTAIR® 2X, ALTAIR 4XR and ALTAIR 5X, all of which utilize our internally developed XCell® sensor technology for fast response times. Our newest multi-gas detectors, the ALTAIR io™ 4 and ALTAIR io 6, are portable gas detection wearables designed with fully integrated connectivity through MSA+ solutions for real-time visibility across worksites.
Fire Service
Breathing apparatus products. The Company's primary breathing apparatus solution is the self-contained breathing apparatus ("SCBA"). SCBA are used by first responders, manufacturing and process industry plant workers and others entering an environment deemed immediately dangerous to life and health. The SCBA functions together with various MSA cloud-based software modules and proprietary accessories to create a complete and customizable solution for our customers. Our primary breathing apparatus product in the Americas segment, the MSA G1 SCBA, is a platform that offers many differentiated features. With new hardware and software upgrades always under development, this platform continues to evolve to meet our customers’ needs. The MSA M1 SCBA, which is our primary breathing apparatus product in the International segment, represents the most advanced and ergonomic SCBA that we have launched in the International markets. The “M” stands for modular, which is a critical design element that allows this platform to meet the needs of customers around the world.
Firefighter helmets and protective apparel. We offer a complete line of fire helmets that includes our Cairns® and Gallet® helmet brands. Our Cairns helmets are primarily used by firefighters in North America while the Gallet helmets are primarily used by firefighters across our International segment. Our Cairns® 1836 Fire Helmet includes embedded radio frequency identification (RFID) technology, providing the ability to quickly locate assets, through MSA’s FireGrid Inventory Management software. Globe Holding Company, LLC ("Globe") and B T Q Limited ("Bristol Uniforms"), two of our subsidiaries, are both leading innovators and providers of firefighter protective apparel products in the Americas segment and International segment, respectively.
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
Other. Key other products that we sell include air-purifying respirators, eye and face protection, ballistic helmets and gas masks.
Customers—Our customers generally fall into two categories: distributors and end-user customers. In our Americas segment, the majority of our sales are made through distribution. In our International segment, sales are made through both indirect and direct sales channels. For the year ended December 31, 2025, no individual customer represented more than 10% of our sales.
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
In areas where we use indirect selling to general industry, we promote, distribute and service our products through authorized national, regional and local distributors. In areas where we use indirect selling to fire service, we distribute fire service products primarily through specially trained local and regional distributors who provide advanced training and service capabilities to volunteer and paid municipal fire departments. Because of our broad and diverse product line and our desire to reach as many markets and market segments as possible, we have over 1,800 authorized distributor locations worldwide.
Competition—The global safety products and solutions market is broad and highly fragmented with few participants offering a comprehensive line of safety products and solutions. The sophisticated safety products market in which we compete is a subset of the larger safety market. We maintain leading positions across various products in our portfolio. Over the long-term, we believe global demand for safety products and solutions will continue to grow. Purchases of these products and solutions are non-discretionary, protecting workers' health and critical infrastructure in hazardous and life-threatening work environments. Their use is often mandated by government and industry regulations, which are increasingly enforced on a global basis.
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
We believe we compete favorably within each of our operating segments and product categories as a result of our high quality, innovative offerings and strong brand trust and recognition.

Research and Development—To achieve and maintain our market leading positions, we operate several sophisticated research and development facilities. We believe our dedication and commitment to innovation and research and development allows us to produce state-of-the-art safety products and solutions that are often first to market and exceed industry standards. Our primary engineering groups are located in the United States, Germany, France, China and South Africa. Our global product development teams include cross-geographic and cross-functional members from various areas throughout the Company, including research and development, marketing, sales, operations and quality management. These teams are responsible for setting product line strategies based on their understanding of customers' needs and available technology, as well as the opportunities and challenges they foresee in each product area. Our cross-geographical and cross-functional approach to the new product development process allows us to tailor our product offerings and product line strategies to satisfy distinct customer preferences and industry regulations that vary across our operating segments.
We believe another important aspect of our approach to new product development is that our engineers and technical associates work closely with the safety industry’s leading standards-setting groups and trade associations. These organizations include the National Institute for Occupational Safety and Health ("NIOSH"), the National Fire Protection Association ("NFPA"), American National Standards Institute ("ANSI"), International Safety Equipment Association ("ISEA") and their overseas counterparts. Key members of our management team understand the impact that these standard-setting organizations have on our new product development pipeline. As such, management devotes significant time and attention to anticipating a new standard's impact on our sales and operating results. Our understanding of customer needs, membership on global standards-setting bodies, and investment in research and development and our unique new product development process positions us well to anticipate and adapt to changing product standards. While the length of the approval process can be unpredictable, we believe that we are well positioned to gain the approvals and certifications necessary to meet new government and multinational product regulations.
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
Please refer to MSA's Form SD filed on May 29, 2025, for further information on our conflict minerals analysis. Form SD may be obtained free of charge at www.sec.gov.
Human Capital—As of December 31, 2025, the Company employed approximately 5,300 people worldwide, of which approximately 2,200 were employed in the United States and 3,100 were employed outside of the United States. Approximately 20% of our global workforce is covered by collective bargaining agreements or works councils. Overall, we consider our employee relations to be good. Our culture is important to our success. To that end, we maintain seven core values that define our culture. They are Integrity, Customer Focus, Diversity and Inclusion, Innovation and Change, Engagement, Teamwork, and Speed and Agility. Our core values are encircled by “A Culture of Safety.”
•Workplace Health & Safety—As a company whose mission is dedicated to worker safety, MSA places great emphasis on the health and safety of our own associates. The Company maintains a global Environmental, Health and Safety Management System, deploys a variety of programs to reduce and eliminate injuries and promote safety and regularly measures the progress of those programs. These programs promote personal responsibility for workplace safety and encourage associates to set a meaningful example as safety ambassadors.

•Employee Health and Well-Being—To support mental health and emotional well-being, all associates and their dependents worldwide have access to an Employee Assistance Program, at no cost to them. This includes access to visits with mental health care providers through the program.
•Culture—The Company seeks a wide variety of thoughts, perspectives, experiences and ideas. MSA strives to provide an inclusive work environment, paired with a culture of excellence in which associates feel comfortable openly sharing thoughts and ideas. Creating an inclusive environment helps to recruit and retain talent, promoting engagement, fostering innovation, and achieving MSA’s business objectives. MSA also partners with a number of non-profit and community-based organizations to help to build a pipeline of future talent with differing backgrounds, thoughts, experiences, and perspectives.
•Leadership and Development—MSA provides programs to enable continuous learning, growth and development opportunities.
First, our "MOVE" (Meaningful, Ongoing, Vital Exchanges) Performance Management philosophy is a core element of associate engagement. Exchanges between associates and supervisors provide a flexible, ongoing feedback loop to drive and enhance the engagement of associates, while facilitating the achievement of our strategic goals.
Second, the MSA Leadership model sets the expectations of MSA people leaders. Grounded in our culture, values and the MBS that define MSA’s high performance culture of excellence, the MSA Leadership model guides the development of current and aspiring leaders. The model is the foundation of leadership development at MSA. By combining leadership development, culture, and business acumen, leaders are better prepared to drive a high-performance culture while maintaining an engaged workforce with opportunities for development and growth.
Beyond these core programs, MSA designs and delivers a variety of associate leadership and development programs to further enhance the associate experience and opportunities for growth. Associates are empowered to own their career development through business-aligned resources, tools and programs.
•Compensation and Rewards—MSA’s global compensation philosophy strives to provide total compensation for all associates at the market median, utilizing base salary, cash incentives and, in some cases, equity grants to achieve this goal. We further strive to provide above-market compensation opportunities for associates who exceed goals and expectations. This approach to total rewards is designed to help MSA attract, retain and motivate high-performing individuals who foster an innovative culture and drive business results.
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
Seasonality—Our operating results are not significantly affected by seasonal factors. During periods of economic expansion or contraction and following significant catastrophes, our sales by quarter have varied. Government-related sales tend to increase in the fourth quarter. Americas segment sales tend to be strong during the energy sector's turnaround seasons late in the first quarter, early in the second quarter and then again at the end of the third quarter and beginning of the fourth quarter. International segment sales are typically weaker for the Europe region in the summer holiday months of July and August and seasonality can be affected by the timing of delivery of larger orders. The fourth quarter is also impacted by holidays which reduces the number of working days and may impact the timing of delivery of orders at year end. Invoicing and the delivery of larger orders can affect sales patterns variably across both reportable segments.
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
We are subject to various environmental laws, regulations and ordinances, any violation of which could adversely affect our results of operations.
Included in the extensive laws, regulations and ordinances to which we are subject, are those relating to the protection of the environment. Examples include those governing discharges to water, discharges to air (including greenhouse gas emissions and restrictions to same), handling and disposal practices for solid and hazardous wastes and the maintenance of a safe workplace. These laws impose penalties for noncompliance and liability for response costs and certain damages resulting from past and current spills, disposals, other releases of hazardous materials and other noncompliance with such laws. These environmental laws may continue to change in the future due to a variety of factors, such as government focus on climate change. We could incur substantial costs as a result of noncompliance with or liability for cleanup pursuant to these environmental laws which could have a material adverse effect on our business, consolidated results of operations and financial condition. Such laws continue to change, and we may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted, these future laws could have a material adverse effect on our business, consolidated results of operations and financial condition.
We are subject to risks related to our sustainability activities and disclosures.
Sustainability continues to be an evolving area of focus from investors, customers, employees, and lawmakers, who at times may have competing, inconsistent, or varying interests. Regulations at both state and national levels also continue to evolve. The Company anticipates continued stakeholder expectations and changing regulatory requirements, among other demands. Failure to accurately and timely meet these expectations and requirements may result in reputational damage, regulatory penalties and litigation among other consequences.
We are subject to various U.S. and foreign tax laws and any changes in these laws related to the taxation of businesses and resolutions of tax disputes could adversely affect our results of operations.
The U.S. Congress, the Organisation for Economic Co-operation and Development ("OECD") and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD has changed numerous long-standing tax principles through its base erosion and profit shifting project which could adversely impact our effective tax rate.
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
We depend on various components, materials and services from supply chain partners to manufacture our products. It is possible that any of our supplier relationships could be terminated or otherwise disrupted, or that our suppliers may be unable to timely deliver quality components, materials or services to us. Any sustained interruption in our receipt of adequate supplies or services could have a material adverse effect on our business, results of operations and financial condition. Our inability to successfully manage price fluctuations or delays due to market demand, unavailability, currency risks or material shortages, or future price fluctuations (whether due to inflationary pressures, tariffs or otherwise) could have a material adverse effect on our business and our consolidated results of operations and financial condition.
Our plans to continue to improve productivity, execute restructuring programs (such as to improve profitability), reduce complexity, and meet other operating objectives may not be successful, which could adversely affect our ability to compete.
MSA periodically evaluates the efficiency of our business, which may result in changes to the way that we operate. MSA runs the risk that these activities and similar initiatives may not be completed substantially as planned, may be more costly to implement than expected, or may not result in the efficiencies or cost savings anticipated. In addition, if not properly managed, these initiatives could cause disruptions in our day-to-day operations and have a negative impact on MSA's financial results. It is also possible that other major productivity and streamlining programs may be required in the future.
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
We are subject to risks arising from adverse changes in global economic conditions. We have significant operations in a number of countries outside the U.S., including some in emerging markets. Long-term economic uncertainty in some of the regions of the world in which we operate, such as Asia Pacific, Latin America, the Middle East and Europe, could result in declines in revenue, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by the economic challenges faced by our customers, suppliers, and other business partners.
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
Pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for our products and solutions in certain industrial-based end markets. The spread of pandemics or disease outbreaks may also disrupt the Company’s manufacturing operations, supply chain, or logistics necessary to import, export and deliver products and solutions to our customers. During a pandemic or crisis, applicable laws and response directives could, in some circumstances, result in skilled labor impacts including voluntary attrition or difficulty finding labor, or otherwise adversely affect our ability to operate our plants, obtain inputs from suppliers, or to deliver our products in a timely manner. Some laws and directives may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow.
A reduction in the spending patterns of government customers, prolonged or recurring government shutdowns or reductions in government staffing, or delays in obtaining government approval for our products and solutions could materially and adversely affect our net sales, earnings and cash flow.
The demand for our products and solutions sold to the fire service market, the homeland security market and other government customers is, in large part, driven by available government funding. Government budgets are set annually, and we cannot assure that government funding will be sustained at similar levels in the future. A significant reduction in available government funding or staffing could result in declines in our consolidated results of operations and cash flow. Moreover, our operations rely on timely interactions with government agencies, including but not limited to those that govern our product and regulatory approvals, and prolonged or recurring government shutdowns or staffing reductions could negatively impact our consolidated results of operations and cash flow or regulatory approvals and compliance functions.
The markets in which we operate are highly competitive, and some of our competitors have greater financial and other resources than we do. The competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition.
The safety products and solutions market is highly competitive, with participants ranging in size from small companies focusing on single types of safety products, to large multinational corporations that manufacture and supply many types of safety products and solutions among other lines of business. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, technology, cost of ownership, comfort, design and style), price, service and delivery, integrated solutions, customer support, the ability to meet the special requirements of customers, brand name trust and recognition, purchasing options, and e-business capabilities. Some of our competitors have greater financial and other resources than we do, and our business could be adversely affected by competitors’ new product innovations, technological advances made to competing products and solutions and pricing changes made by us in response to competition from existing or new competitors. We may not be able to compete successfully against current and future competitors, and the competitive pressures faced by us could have a material adverse effect on our business, consolidated results of operations and financial condition. In addition, digital commerce continues to evolve and the execution of a successful strategy involves significant time, investment and resources. If we are unable to successfully expand digital commerce capabilities in support of our customer needs, our brands may lose market share, which could negatively impact revenue and profitability.

RISKS RELATED TO NEW AND ADJACENT INITIATIVES
Our plans to improve future profitability through restructuring programs may not be successful and could lead to unintended consequences.
We have incurred and may incur restructuring charges primarily related to severance costs for staff reductions associated with initiatives to drive profitable growth and right size our operations from year to year. Our cost structure in future periods is somewhat dependent upon our ability to maintain increased productivity without backfilling certain positions. If our programs are not successful, there could be a material adverse effect on our business and consolidated results of operations.
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
If we are unable to integrate or successfully manage businesses that we have recently acquired or may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and increased revenue, which may result in material adverse short and long-term effects on our consolidated operating results, financial condition and liquidity. Even if we are able to integrate the operations of our acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. In addition, even if we achieve the expected benefits, we may not be able to achieve them within anticipated time frames, and such benefits may be offset by costs incurred in integrating the acquired companies and increases in other expenses.
We have also divested businesses and may consider divesting businesses in the future. Divestiture risks relate to our ability to find appropriate purchasers, execute transactions on favorable terms and avoid transaction-related disputes, separate divested business operations with minimal impact to our remaining operations, and effectively manage any transitional service arrangements. Any of these factors could materially and adversely affect our consolidated results of operations and financial condition.
If we fail to introduce successful new products or solutions or extend our existing portfolio, we could lose our market position and our financial performance could be materially and adversely affected.
In the safety products and solutions market, there are frequent introductions of new products, product line extensions, and related technologies and solutions. If we are unable to identify emerging customer and technological trends, maintain and improve the competitiveness of our products and solutions and introduce new ones, we may lose our market position, which could have a material adverse effect on our business, financial condition and results of operations. We continue to invest significant resources in research and development and market research, which includes the development of software platforms for our connected products and solutions. However, continued product and/or service development and marketing efforts are subject to the risks inherent in the development process. These risks include delays, the failure of new products, product line extensions, and related solutions to achieve anticipated levels of market acceptance, disruptive products, technologies and services introduced by competitors, and the risk of failed product introductions.

RISKS RELATED TO CYBERSECURITY OR MISAPPROPRIATION OF OUR CRITICAL INFORMATION
A failure of our information systems or a cybersecurity breach could materially and adversely affect our business, results of operations and financial condition.
The proper functioning and security of our information systems is critical to the operation and reputation of our business. This also includes the systems that support and operate our GRID, FireGRID, and similar connected products and product platforms. Our information systems may be vulnerable to damage or disruption from natural or man-made disasters, computer viruses, power losses or other system or network failures. In addition, hackers, cyber-criminals and other persons could attempt to gain unauthorized access to our information systems with the intent of harming the Company, harming our information systems or obtaining sensitive information such as intellectual property, trade secrets, financial and business development information, and customer- and vendor-related information. To date, we have not experienced any known material breaches or material losses related to cyber-attacks. If our information systems or security fail, or if there is any compromise or breach of our security, it could disrupt our operations, impair our data and/or data access, and/or result in a violation of applicable data protection, data security and other laws. Such a failure could also include legal and financial exposure, remediation costs, negative impacts on our customers' willingness to transact business with us, or a loss of confidence in our security measures, which could have an adverse effect on our business, our reputation and our consolidated results of operations and financial condition.
From time to time, we have experienced attempts on our information systems by unauthorized outside parties. Because the techniques used by computer hackers and others to access or sabotage networks continually evolve and generally are not recognized until launched against a target, we may be unable to anticipate, prevent or detect these attacks. As a result, the impact of any future incident cannot be predicted, including the failure of our information systems or misappropriation of our technologies and/or processes. Any such system failure or loss of such information could harm our competitive position or cause us to incur significant costs to remedy the damages caused by the incident. We have taken steps and incurred costs to further strengthen the security of our information systems and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. While we attempt to mitigate the aforementioned risks by employing a number of measures, including employee training, monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, facilities, business partners, including third party providers, and associates remain potentially vulnerable to advanced persistent threats. We cannot assure that ongoing improvements to our infrastructure and cybersecurity programs will be sufficient to prevent or limit the damage from any future cyber-attack or disruption to our information systems, even with mitigation protocols and available insurance. It is therefore possible that we may suffer a cyber-attack with a material breach or material loss, unauthorized parties may gain access to personal information in our possession and we may not be able to identify any such incident in a timely manner.
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

RISKS RELATED TO HUMAN CAPITAL MANAGEMENT
If we lose any of our key personnel or are unable to attract, train and/or retain qualified employees for our global workforce or properly plan the succession of senior management, our ability to manage our business and continue our growth could be negatively impacted.
Our success depends in large part on the continued contributions of our key personnel within our global workforce, many of whom are highly skilled and would be difficult to replace. Our success also depends on the abilities of personnel to function effectively, both individually and as a group. We compete with other companies both within and outside of our industry in a highly competitive labor market to hire new personnel with a variety of capabilities in the many countries in which we design, manufacture and market our products and solutions.
We also invest resources and time to develop and retain our employees' skills and competencies. We could experience unplanned or increased turnover of employees, face challenges attracting or retaining qualified employees, fail to develop adequate succession plans for leadership positions, or fail to hire and retain a workforce with the skills and in the locations we need to operate and grow our business. We could also fail to attract and develop personnel with key emerging capabilities that we need to continue to respond to changing end user and customer needs and grow our business, including skills in the areas of manufacturing, engineering, sales, service, and various functional support areas. Occurrence of any of these conditions could deplete our institutional knowledge base, erode our competitiveness and hinder our strategic planning and execution including the successful implementation and completion of our company initiatives. The loss of any key employee could result in significant disruptions to our operations, including increased costs and time of training, replacement and integration, adversely affecting the timeliness of product releases, the effectiveness of our disclosure controls and procedures, our internal control over financial reporting, and the results of our operations. We are also subject to the negative effects of labor shortages affecting our third-party partners and service providers.
Additionally, failure to achieve and maintain a diverse workforce, compensate our employees competitively and fairly, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and result in lower performance and an inability to retain valuable employees.

RISKS RELATED TO DOING BUSINESS INTERNATIONALLY
We have significant international operations, are subject to the risks of doing business in foreign countries and global supply chains, and may be impacted by external factors including those we may be unable to control.
We have business operations in more than 40 international locations. In 2025, approximately 50% of our net sales were made by operations located outside the United States. There is a high level of uncertainty surrounding future global economic conditions due to a number of factors, such as geopolitical uncertainty, including the international impacts of ongoing wars, civil conflict and terrorism, commodity market volatility, potential changes to international trade agreements, the imposition of tariffs and the threat of additional tariffs, natural disasters, pandemics and public health events. We also rely on global supply chains or otherwise source critical components and raw materials from suppliers based in foreign countries, which at times are used in manufacturing operations across our global footprint. In certain cases, components could be sole sourced or otherwise not easily substituted due to the highly regulated or complex nature of our products. Therefore, our operations and sourcing strategies could face supply shortages, supplier or sourcing delays, transportation disruptions, changes in customer demand, or disruption, which could have a material adverse effect on our business, consolidated results of operations and financial condition. As a result of our operations outside the United States, we are subject to certain additional inherent risks including the following:
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
•trade sanctions and embargoes;
•nationalization and expropriation of assets (or laws that effectively result in the same);
•lack of effective compliance with MSA's anti-bribery policy, the U.S. Foreign Corrupt Practices Act, and similar anti-corruption and anti-bribery laws in the countries where the Company does business;
•the need to take extra security precautions for our international operations;
•risks associated with restricted or delayed access to capital markets on acceptable terms necessary to execute our business strategy, fund operations, refinance existing indebtedness, and pursue strategic opportunities;
•costs and difficulties in managing culturally and geographically diverse international operations; and
•risks associated with disruptive political events and related legal and economic uncertainty.
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
If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record significant non-cash charges to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable, include slower growth rates in our markets, reduced expected future cash flows, increased country risk premiums as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional non-cash charges in later periods. See Note 14—Goodwill and Intangible Assets of the consolidated financial statements in Part II Item 8 of this Form 10-K for the carrying amounts of goodwill in each of our reportable segments and details on indefinite-lived intangible assets that we hold.

Failure to effectively harness and/or protect Company data or to incorporate, or improperly incorporating, Artificial Intelligence (AI) could damage our business.
New and emerging technologies, including Generative AI, bring opportunities and risks, and the implications of using (or not using) these technologies continue to rapidly change. Our business is subject to and impacted by these technological advances, and the failure to effectively and/or lawfully deploy these technologies may impact the Company’s business. To remain competitive, we review and enhance our products and solutions against new technologies, including exploring the use of Generative AI. If we fail to anticipate or respond to technological advancements appropriately, the demand for our products and solutions may be diminished. If the Company fails to build and implement an effective data strategy or to procure, adopt, or use new technologies in a way that is efficient and additive to our business, it may have an adverse effect on our business, consolidated results of operations or financial condition. Conversely, there are risks that using new technologies could result in inadvertent data loss or disclosure (including but not limited to confidential information), biased algorithms, heightened regulatory compliance obligations, over-dependence, inaccurate, misleading or incomplete outputs, data privacy and cybersecurity risks, ethical concerns, intellectual property risks, and other risks that could lead to reputational harm or have an adverse effect on our business, consolidated results of operations or financial condition.
Risks related to our defined benefit pension and other post-retirement plans could adversely affect our results of operations and cash flow.
Significant changes in actual investment return on pension assets, discount rates, and other factors could adversely affect our results of operations and pension contributions in future periods. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. For further information regarding our pension plans, refer to Note 16—Pensions and Other Post-retirement Benefits of the consolidated financial statements in Part II Item 8 of this Form 10-K.
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
Any period of interest rate increases may adversely affect our ability to obtain new financing or to refinance existing debt on terms the Company deems attractive, the cost of such financing, exchange rates, and our profitability, which in turn may have a material adverse effect on our liquidity and capital resources. As of December 31, 2025, we had $285.3 million of variable rate borrowings on a term loan under our revolving credit facility. A 50 basis point increase or decrease in interest rates could result in $1.9 million of additional interest expense.
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
The Company has an information security policy, and it provides cybersecurity training to employees on a recurring basis throughout the year. As part of our processes, employees are trained on how to identify and report potential cybersecurity threats. The Company also engages in an ongoing process of risk assessments to identify and mitigate cybersecurity threats. This includes a vulnerability management program where such risks are identified, classified, and addressed. The Company conducts cybersecurity exercises to enhance mitigating controls and incident response preparedness. The Company also has incident response plans in place to address contingencies in the event of a cybersecurity incident.
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

Management’s Role Managing Risk
Company management is directly involved in assessing and managing risks from cybersecurity threats. The Company employs a CISO with substantial program management experience, along with a team of cybersecurity and IT professionals. The CISO reports to the Chief Information Officer. The Chief Information Officer reports to the Senior Vice President and Chief Product and Technology Officer, who is a member of the Company’s Executive Leadership Team. Additionally, the CISO reports regularly on the cybersecurity program, including risks and mitigation, to the Cybersecurity Executive Steering Body. The Cybersecurity Executive Steering Body provides strategic oversight and is responsible for guiding and aligning organizational efforts to manage risks associated with cybersecurity threats. It is intended to ensure comprehensive risk management, effective policy development, and coordinated response measures to safeguard sensitive information and technology assets.
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

Item 2. Properties
Our principal executive offices are located at 1000 Cranberry Woods Drive, Cranberry Township, PA, United States. We own or lease our primary facilities. Our primary manufacturing locations in the Americas segment are located in Cranberry Township, PA; Jacksonville, NC; Murrysville, PA; New Kensington, PA; Pittsfield, NH,; and Querétaro, Mexico, and our primary distribution center is located in New Galilee, PA. The primary manufacturing locations in the International segment are located in Berlin, Germany; Bristol, United Kingdom; Ratingen, Germany; Châtillon-sur-Chalaronne, France; Galway, Ireland; Chelalate, Morocco; Suzhou, China and Aach, Germany. Our primary research and development centers are located in Berlin, Germany; Cranberry Township, PA; Suzhou, China; Johannesburg/Cape Town, South Africa; and Châtillon-sur-Chalaronne, France.
We believe that all of our facilities, including the manufacturing facilities, are in good repair and in suitable condition for the purposes for which they are used.
Item 3. Legal Proceedings
Please refer to Note 21—Contingencies to the consolidated financial statements in Part II Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following sets forth the names and ages of our executive officers as of February 12, 2026:

Name	Age	Title
Steven C. Blanco(a)	59	President and Chief Executive Officer since May 2024.
Julie A. Beck(b)	63	Sr. Vice President, Chief Financial Officer and Treasurer since August 2025.
David J. Howells(c)	69	Sr. Vice President and President, International since June 2024.
Richard W. Roda(d)	53	Vice President, Secretary and Chief Legal Officer since June 2023.
Stephanie L. Sciullo(e)	41	Sr. Vice President and President, Americas since June 2023.

a.Prior to his present position, Mr. Blanco served as President and Chief Operating Officer since June 2023; Sr. Vice President and President, MSA Americas segment since June 2022; and Vice President and President, MSA Americas segment since August 2017.
b.Prior to her present position, Ms. Beck served as Sr. Vice President and Chief Financial Officer of Terex Corp. (a global industrial equipment manufacturer of materials processing machinery, waste and recycling solutions, mobile elevating work platforms and equipment for the electric utility industry) from January 2022 until February 2025, and as Sr. Vice President of Terex Corp. from November 2021 through December 2021; and prior thereto served as Sr. Vice President and Chief Financial Officer of NOVA Chemicals since February 2016.
c.Prior to his present position, Mr. Howells served as Interim President, MSA International since February 2024; Vice President, International Sales and Customer Marketing since August 2021; Vice President and Business Leader EMEA since January 2020; Interim Vice President and General Manager, MEAIRR since September 2019; and prior thereto served as Vice President, Global Distribution Channels since October 2017.
d.Prior to his present position, Mr. Roda served as Deputy General Counsel, Secretary and Chief Compliance Officer since January 2020; and prior thereto served as Associate General Counsel, Corporate Secretary and Chief Compliance Officer since December 2016.
e.Prior to her present position, Ms. Sciullo served as Sr. Vice President and Chief Legal Officer, Corporate Social Responsibility & Public Affairs since June 2022; Vice President and Chief Legal Officer since January 2020; and prior thereto served as Deputy General Counsel since 2016.

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “MSA.” On February 6, 2026, there were 128 registered holders of our shares of common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2025	12,754	$156.81	12,754	815,599
November 1 — November 30, 2025	224,585	158.06	224,585	573,933
December 1 — December 31, 2025	15,941	163.09	15,313	562,481
The share repurchase program authorizes up to $200.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. We have purchased a total of 667,712 shares, or $109.9 million, since this program's inception. We do not have any other share repurchase programs.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
ASSUMES INITIAL INVESTMENT OF $100
Among MSA Safety Incorporated, the S&P 500 Index, S&P Midcap 400, and S&P Midcap 400 Industrials
Assumes $100 invested on December 31, 2020, in stock or index, including reinvestment of dividends. Fiscal year ending December 31. We have selected in a prior year the S&P Midcap 400 Index as the broad equity market index that includes companies that are of comparable market capitalization to MSA Safety to replace the S&P 500 Index, and as such, the S&P 500 Index shown in the graph above and table below will not be presented in future years.

	Value at December 31,
	2020	2021	2022	2023	2024	2025
MSA Safety Incorporated	$100.00	$102.15	$98.91	$117.21	$116.36	$113.87
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P Midcap 400	100.00	124.76	108.47	126.29	143.89	154.68
S&P Midcap 400 Industrials	100.00	128.45	113.68	149.41	169.56	191.48
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.
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
This section generally discusses the results of our operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion on the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 14, 2025.
MSA Safety Incorporated ("MSA") is organized into four geographical operating segments that are aggregated into two reportable segments: Americas and International. The Americas segment is comprised of our operations in North America and Latin America geographies. The International segment is comprised of our operations of all geographies outside of the Americas. Certain global expenses are allocated to each segment in a manner consistent with where the benefits from the expenses are derived. Please refer to Note 9—Segment Information of the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.
On May 6, 2025, we acquired M&C TechGroup and its affiliated companies ("M&C") in a transaction valued at approximately $189 million, net of cash acquired. Headquartered in Ratingen, Germany, M&C provides a comprehensive range of gas analysis systems that detect, measure and monitor gases in critical environments. M&C’s product portfolio includes systems and solutions for gas sampling, gas conditioning, as well as advanced process control. Refer to Note 15—Acquisitions to the consolidated financial statements in Part II Item 8 of this Form 10-K for further information.

BUSINESS OVERVIEW
MSA is the global leader in advanced safety products, technology and solutions. Driven by its singular mission of safety, the Company has been at the forefront of safety innovation since 1914, protecting workers and facility infrastructure around the world across a broad range of diverse end markets while creating sustainable value for shareholders.
We tailor our product and solution offerings and distribution strategy to satisfy distinct customer preferences that vary across geographic regions. To best serve these customer preferences, we have organized our business into four geographical operating segments that are aggregated into two reportable segments: Americas and International. In 2025, 67% and 33% of our net sales were made by our Americas and International segments, respectively.
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
Corporate. Corporate expenses not allocated to the reportable segments consist of general and administrative expenses incurred in our corporate headquarters, costs associated with corporate development initiatives, legal expense, interest expense, foreign exchange gains or losses and other centrally-managed costs. General and administrative costs and overhead comprise the majority of the corporate related expenses. During the years ended December 31, 2025, and 2024, corporate expenses were $43.4 million and $50.4 million, respectively. The decrease is related to lower professional service fees and variable compensation as well as other discretionary expense management partially offset by inflation.
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

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Net Sales	2025	2024	Dollar Increase	Percent Increase
(In millions)
Consolidated	$1,874.8	$1,808.1	$66.7	3.7%
Americas	1,261.8	1,246.6	15.2	1.2%
International	613.0	561.5	51.5	9.2%
Net Sales. Net sales for the year ended December 31, 2025, were $1.87 billion, an increase of $66.7 million from $1.81 billion for the year ended December 31, 2024. Please refer to the Net Sales table below for a reconciliation of the year over year sales change.

Net Sales	Year Ended December 31, 2025, versus December 31, 2024
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	1.2%	9.2%	3.7%
Currency translation effects	0.3%	(2.8)%	(0.7)%
Less: Acquisitions	(1.0)%	(5.0)%	(2.3)%
Organic sales change	0.5%	1.4%	0.7%
Note: Organic sales change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Net sales for the Americas segment were $1.26 billion for the year ended December 31, 2025, an increase of $15.2 million, or 1.2%, compared to $1.25 billion for the year ended December 31, 2024. Organic sales in the Americas segment increased 0.5% compared to the prior year. This increase was driven by double digit growth in detection and a minor increase in industrial PPE partially offset by a decrease in fire service partly due to a shift in Assistance to Firefighters Grant (AFG) funding as well as the 2025 U.S. federal government shutdown. M&C added $13.0 million of sales to the Americas segment during the period.
Net sales for the International segment were $613.0 million for the year ended December 31, 2025, an increase of $51.5 million, or 9.2%, compared to $561.5 million for the year ended December 31, 2024. Organic sales in the International segment increased 1.4% compared to the prior year period. This increase was driven by growth in detection primarily in China and Europe and to a lesser extent industrial PPE partially offset by a modest decline in fire service due to budgetary shifts within key European markets. M&C added $27.9 million of sales to the International segment during the period.
The operating environment continues to be dynamic with an uncertain macroeconomic and geopolitical climate. We expect to generate full-year mid-single digit organic sales growth in 2026. We anticipate ongoing momentum in detection and fall protection as key growth drivers, as well as SCBA, which should benefit, in part, from the timing delays in 2025 that shifted some business to 2026. Furthermore, pricing actions in 2025 and 2026, along with moderate volume growth, should also support our outlook. Overall backlog remains healthy, and we have a solid commercial pipeline. Our overall book-to-bill was slightly below one and above the year-ago period.
Refer to Note 9—Segment Information to the consolidated financial statements in Part II Item 8 of this Form 10-K, for information regarding sales by product category.
Gross profit. Gross profit for the year ended December 31, 2025, was $871.1 million, an increase of $10.7 million, or 1.2%, compared to $860.4 million for the year ended December 31, 2024. The ratio of gross profit to net sales was 46.5% in 2025 compared to 47.6% in 2024. The decrease in gross profit margin is primarily related to inflation, transactional foreign currency challenges, tariffs and additional amortization related to the M&C acquisition partially offset by price realization, product mix and improved productivity.
Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $414.3 million for the year ended December 31, 2025, an increase of $19.6 million, or 5.0%, compared to $394.7 million for the year ended December 31, 2024. Selling, general and administrative expenses were 22.1% of net sales in 2025 compared to 21.8% of net sales in 2024. Organic SG&A decreased $8.6 million, or 2.2%, driven primarily by the absence of the net cost for a product related legal matter from the prior year, lower variable compensation, discretionary expense management and lower professional service costs partially offset by inflation and higher sales commission expense on double-digit detection growth.

Selling, general, and administrative expenses	Year Ended December 31, 2025, versus December 31, 2024
(Percent Change)	Consolidated
GAAP reported change	5.0%
Currency translation effects	(0.7)%
Less: Acquisitions and related strategic transaction costs	(6.5)%
Organic change	(2.2)%
Note: Organic SG&A change is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.
Research and development expense. Research and development expense was $65.3 million for the year ended December 31, 2025, a decrease of $1.2 million, or 1.8%, compared to $66.5 million for the year ended December 31, 2024. Research and development expense was 3.5% of net sales in 2025, compared to 3.7% of net sales in 2024.
We capitalized $14.9 million and $13.0 million of software development costs during the years ended December 31, 2025, and 2024, respectively. Amortization expense for capitalized software development cost of $12.0 million and $11.3 million during the years ended December 31, 2025, and 2024, was recorded in costs of products sold on the Consolidated Statements of Income. Refer to Note 1—Significant Accounting Policies of the consolidated financial statements in Part II Item 8 of this Form 10-K for further details regarding our software development costs.
MSA remains committed to dedicating significant resources to research and development activities, including the development of technology-based safety solutions. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $80.2 million and $79.5 million during the years ended December 31, 2025, and 2024.
Restructuring charges. During the year ended December 31, 2025, the Company recorded restructuring charges of $3.9 million primarily related to initiatives to right-size the organization in response to macroeconomic conditions and ongoing initiatives to optimize our manufacturing footprint and improve productivity. This compared to restructuring charges of $6.4 million during the year ended December 31, 2024, primarily related to our ongoing initiatives to optimize our manufacturing footprint and improve productivity as well as management restructuring. We remain focused on executing programs to optimize our cost structure.
Currency exchange. Currency exchange losses were $15.8 million during the year ended December 31, 2025, compared to $3.6 million during the year ended December 31, 2024. In 2025 and 2024, we recognized non-cash net cumulative translation gains of $0.8 million and $1.2 million, respectively, associated with certain foreign subsidiaries. The remaining currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances and recognized exchange loss for our Argentina affiliate operating in a hyper-inflationary environment.
Refer to Note 19—Derivative Financial Instruments of the consolidated financial statements in Part II Item 8 of this Form 10-K for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the year ended December 31, 2025, was $371.8 million compared to $389.2 million for the year ended December 31, 2024. The decrease in operating results was primarily driven by increased SG&A expenses and currency exchange losses, partially offset by higher sales and lower restructuring charges as discussed further above.
Adjusted operating income. Americas adjusted operating income for the year ended December 31, 2025, was $364.8 million, a decrease of $15.3 million, or 4%, compared to $380.1 million for the year ended December 31, 2024. The decrease in adjusted operating income is attributable to lower gross profit and higher SG&A expenses.
International adjusted operating income for the year ended December 31, 2025, was $93.3 million, an increase of $8.7 million, or 10%, compared to adjusted operating income of $84.6 million for the year ended December 31, 2024. The increase in adjusted operating income is primarily attributable higher sales volumes, including the contribution from M&C, and discretionary cost management partially offset by higher SG&A expense due to inflationary pressures.
Corporate expenses for the year ended December 31, 2025, were $43.4 million, a decrease of $7.0 million, or 14%, compared to $50.4 million for the year ended December 31, 2024, driven by lower professional service fees and variable compensation as well as other discretionary expense management partially offset by inflation.

The following tables represent a summary of adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA %. Adjusted operating margin % is calculated as adjusted operating income divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

(In thousands)	Americas	International	Total Reportable Segments	Corporate	Consolidated
Year ended December 31, 2025
Net sales	$1,261,841	$612,973	$1,874,814		$1,874,814
GAAP operating income					371,818
Adjusted operating income (loss)	364,758	93,252	458,010	(43,412)	414,598
Adjusted operating margin %	28.9%	15.2%	24.4%
Adjusted EBITDA	404,646	111,677	516,323	(43,412)	472,911
Adjusted EBITDA %	32.1%	18.2%	27.5%
Year ended December 31, 2024
Net sales	$1,246,641	$561,499	$1,808,140		$1,808,140
GAAP operating income					389,177
Adjusted operating income (loss)	380,086	84,571	464,657	(50,385)	414,272
Adjusted operating margin %	30.5%	15.1%	25.7%
Adjusted EBITDA	419,183	99,753	518,936	(49,505)	469,431
Adjusted EBITDA %	33.6%	17.8%	28.7%
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

A reconciliation of total adjusted EBITDA and total adjusted operating income from reportable segments to net income is presented in the following table:

	Year ended December 31,
(In thousands)	2025	2024
Adjusted EBITDA from reportable segments	$516,323	$518,936
Less:
Depreciation and amortization	58,313	54,279
Adjusted operating income from reportable segments	$458,010	$464,657
Less:
Corporate expenses	43,412	50,385
Currency exchange losses, net	15,801	3,638
Acquisition-related amortization	12,615	9,174
Restructuring charges (Note 4)	3,897	6,397
Net cost for product-related legal matter	—	5,000
Transaction costs(a)	10,467	886
GAAP operating income	$371,818	$389,177
Less:
Interest expense	31,799	36,889
Other income, net (Note 17)	(26,379)	(22,718)
Income before income taxes	366,398	375,006
Provision for income taxes (Note 11)	87,474	90,039
Net income	$278,924	$284,967
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of or in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Total other expense, net. Total other expense, net, for the year ended December 31, 2025, was $5.4 million, a decrease of $8.8 million compared to $14.2 million for the year ended December 31, 2024, driven primarily by decreased interest expense related to lower interest rates as well as increased pension income driven by a higher expected rate of return. We expect total interest expense for 2026 to be in the range of $28 million to $31 million. This decrease for 2026 is primarily related to significant long-term debt payments made during 2025. We expect non-cash pension and other post-retirement benefits income to increase by $4 million to $5 million compared to 2025.
Income taxes. The reported effective tax rate for the year ended December 31, 2025, was 23.9% compared to 24.0% for the year ended December 31, 2024. The decrease from the prior year was primarily driven by a decrease in state income taxes, partially offset by one-time benefits in foreign jurisdictions in 2024.
The Organization for Economic Co-operation and Development (OECD) framework for a global minimum corporate tax rate of 15% for companies with global revenues above €750.0 million (referred to as Pillar 2), with effective dates beginning in January 2024, has been enacted by a number of foreign jurisdictions. We meet the overall revenue threshold and fall within the scope of Pillar 2. As such, we have complied with the requirements of the legislation and the application of Pillar 2 resulted in additional tax expense of $2.2 million and $1.1 million, for the years ended December 31, 2025 and 2024, respectively.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements.
Net income. Net income was $278.9 million for the year ended December 31, 2025, or $7.09 per diluted share, compared to $285.0 million, or $7.21 per diluted share, for the year ended December 31, 2024.
Non-GAAP Financial Measures
This report includes certain non-GAAP financial measures and operating ratios derived from non-GAAP financial measures. These financial measures and ratios include organic (referred to in our historical filings as constant currency) sales change, organic SG&A change, adjusted operating income, adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin %.
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
Adjusted operating income, adjusted operating margin %, adjusted EBITDA and adjusted EBITDA margin % are non-GAAP financial measures and operating ratios derived from non-GAAP measures. Total reportable segment adjusted operating income is reconciled above to the nearest GAAP financial measure, operating income, and excludes restructuring, currency exchange, product liability expense, loss on divestiture of MSA LLC, net cost for product related legal matter, transaction costs and acquisition-related amortization. Total reportable segment adjusted EBITDA is reconciled above to the nearest GAAP financial measure, net income and, in addition to the items summarized above that are excluded from adjusted operating income (loss), excludes depreciation and amortization expense; interest expense; other income, net; and provision for income taxes. Adjusted operating margin % is defined as adjusted operating income (loss) divided by net sales to external customers and adjusted EBITDA margin % is defined as adjusted EBITDA divided by net sales to external customers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities as well as to make strategic decisions about the business and allocate resources. Additionally, these non-GAAP financial measures provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers.
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

LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and share repurchases. At December 31, 2025, approximately 51% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility due in 2030. At December 31, 2025, approximately 81% of our borrowings are denominated in US dollars, which limits our exposure to currency exchange rate fluctuations.
We believe MSA's healthy balance sheet and access to significant capital at the year ended December 31, 2025, positions us well to navigate through a dynamic operating environment and other unexpected events. We maintain a balanced capital deployment strategy that focuses on investing for organic growth and pursuing inorganic growth opportunities, returning cash to shareholders in the form of dividends and share buybacks.
At December 31, 2025, the Company had cash and cash equivalents totaling $165.1 million. Cash and cash equivalents increased $0.5 million during the year ended December 31, 2025, compared to increasing $18.1 million during the same period in 2024. At December 31, 2025, $1.0 billion of the existing $1.3 billion revolving credit facility was unused, including letters of credit issued under the facility.
Operating activities. Operating activities provided cash of $363.9 million in 2025, compared to providing $296.4 million in 2024. The increased cash flow from operating activities was primarily related to lower cash used for variable compensation, income and other taxes, and restructuring as compared to the prior year partially offset by higher cash usage for working capital needs.
Investing activities. Investing activities used cash of $257.6 million for the year ended December 31, 2025, compared to using $53.8 million in 2024. The acquisition of M&C for $189 million and capital expenditures of $68.4 million, including a $19.6 million strategic footprint investment, drove the increase in cash outflows from investing activities during the year ended December 31, 2025. We remain committed to evaluating acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities used cash of $105.5 million for the year ended December 31, 2025, compared to using cash of $208.7 million in 2024. During 2025, we had net proceeds from long-term debt of $67.3 million, used primarily to fund the M&C acquisition, compared to net payments of $94.3 million during the same period in 2024. We paid cash dividends of $82.3 million during 2025, compared to $78.8 million during 2024. We used cash of $90.0 million during 2025 to repurchase shares, including $80.0 million related to our share repurchase program compared to using $37.3 million during 2024, including $29.9 million related to our share repurchase program. The remainder in both periods related to our employee stock compensation transactions.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro and British pound, at December 31, 2025, resulted in a translation gain of $68.3 million being recorded to cumulative translation adjustments shareholders' equity account for the year ended December 31, 2025, compared to a translation loss of $42.5 million being recorded to the cumulative translation adjustments account during 2024.
COMMITMENTS AND CONTINGENCIES
We are obligated to make future payments under various contracts, including debt and lease agreements. Our significant cash obligations as of December 31, 2025, are as follows:

(In millions)	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt (principal)	$584.5	$8.2	$33.2	$33.2	$8.2	$293.5	$208.2
Long-term debt (fixed rate interest)	55.6	9.5	9.2	7.6	6.0	5.7	17.6
Operating leases	69.3	15.2	11.9	9.3	7.0	4.5	21.4
Totals	$709.4	$32.9	$54.3	$50.1	$21.2	$303.7	$247.2
The significant obligations table does not include obligations to taxing authorities due to uncertainty surrounding the ultimate settlement of amounts and timing of these obligations. We expect to meet our future debt service obligations through cash provided by operations.

The Company had outstanding bank guarantees and standby letters of credit with banks as of December 31, 2025 totaling $9.7 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At December 31, 2025, the Company has $0.9 million of restricted cash in support of these arrangements.
We expect to make net contributions between $8 million and $10 million to our pension plans in 2026, which are primarily associated with our International segment. We have not been required to make contributions to our U.S. based qualified defined benefit pension plan in many years.
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of our ordinary conduct of business.
Please refer to Note 21—Contingencies to the consolidated financial statements in Part II Item 8 of this Form 10-K for further discussion on the Company's product liabilities.
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

Pensions and other post-retirement benefits. We sponsor certain pension and other post-retirement benefit plans. Accounting for the net periodic benefit costs and credits for these plans requires us to estimate the cost of benefits to be provided well into the future and to attribute these costs over the expected work life of the employees participating in these plans. These estimates require our judgment about discount rates used to determine these obligations, expected returns on plan assets, rates of future compensation increases, rates of increase in future health care costs, participant withdrawal and mortality rates and participant retirement ages. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans and could cause net periodic benefit costs and credits to change materially from year-to-year. Discount rates and plan asset valuations are point-in-time measures. The discount rate assumptions used in determining projected benefit obligations for our U.S. and foreign plans were based on the spot rate method at December 31, 2025. Expected returns on plan assets are based on capital market expectations by asset class.
The following table summarizes the impact of changes in significant actuarial assumptions on our December 31, 2025, actuarial valuations:

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(In thousands)	1%	(1)%	1%	(1)%	5%	(5)%
(Decrease) increase in net benefit cost	$(735)	$1,252	$(5,961)	$5,961	$(481)	$468
(Decrease) increase in projected benefit obligation	(48,531)	58,322	—	—	—	—
Increase (decrease) in funded status	48,531	(58,322)	—	—	31,982	(31,982)
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
All goodwill is assigned to and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The $731.6 million of goodwill on our Consolidated Balance Sheet as of December 31, 2025, is primarily comprised of $480.4 million at the Northern North America reporting unit and $247.8 million at the Europe reporting unit. The evaluation of impairment involves using either a qualitative or quantitative approach as outlined in Accounting Standards Codification ("ASC") Topic 350. In 2025, we performed a quantitative test at October 1, 2025. Quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimate reporting unit fair value using a weighted average of fair values determined by discounted cash flow ("DCF") and market approach methodologies, as we believe both are important indicators of fair value. A number of assumptions and estimates are involved in the application of the DCF model, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of EBITDA at which peer companies are trading.
In the event the carrying value is in excess of the estimated fair value of a reporting unit per the weighted average of the DCF and market approach models, an impairment loss equal to such excess would be recognized, which could materially and adversely affect reported consolidated results of operations and shareholders’ equity. At October 1, 2025, based on our quantitative test, the fair values of each of our reporting units exceeded their respective carrying value by at least 46%.
The intangible asset with an indefinite life is also subject to impairment testing on October 1st of each year, or more frequently if indicators of impairment exist. The impairment test compares the fair value of the intangible asset with its carrying amount. We perform a quantitative assessment of the indefinite lived trade name intangible asset as outlined in ASC 350 by comparing the estimated fair value of the trade name intangible asset to its carrying value. We estimate the fair value using the relief from royalty income approach. A number of significant assumptions and estimates are involved in the application of the relief from royalty model, including sales volumes and prices, royalty rates and tax rates. Forecasts are based on sales generated by the underlying trade name assets and are generally based on approved business unit operating plans for the early years and historical relationships in later years. At October 1, 2025, based on our quantitative test, the fair value of the trade name asset exceeded its carrying value by 53%.

RECENTLY ISSUED ACCOUNTING STANDARDS AND DISCLOSURE RULES
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
In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments are intended to improve the clarity, operability, and decision‑usefulness of hedge accounting guidance. ASU 2025‑09 is effective for the Company for annual and interim reporting periods beginning after December 15, 2026 with early adoption permitted. The Company is currently evaluating the impact of ASU 2025‑09 on its consolidated financial statements and related disclosures. Because the guidance primarily relates to hedge accounting mechanics and presentation, the Company does not expect the adoption of this update to have a material effect on our consolidated financial statements taken as a whole.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of adverse changes in the value of a financial instrument caused by changes in currency exchange rates, interest rates and equity prices. We are exposed to market risks related to currency exchange rates and interest rates.
Currency exchange rates. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would increase or decrease our reported sales and net income for the year ended December 31, 2025, by approximately $80.0 million and $9.6 million, or 4.3% and 3.4%, respectively.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At December 31, 2025, we had open foreign currency forward contracts with a U.S. dollar notional value of $113.4 million. A hypothetical 10% increase in December 31, 2025, forward exchange rates would result in a $11.3 million increase in the fair value of these contracts.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations. Because of the variable rate nature of our revolving credit facility, these financial instruments are reported at carrying values which approximate fair values.
At December 31, 2025, we had $299.3 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $4.2 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At December 31, 2025, we had $285.3 million of variable rate borrowings under our revolving credit facility. A 50 basis point increase or decrease in interest rates could have a $1.9 million impact on future pre-tax earnings under our current capital structure.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The Company acquired M&C TechGroup and its affiliated companies ("M&C") on May 6, 2025, which represented approximately 10% and 15% of the Company's total assets and net assets as of December 31, 2025, and 2% and (2%) of total sales and net income for the year ended December 31, 2025. As the M&C acquisition was completed during the second quarter of 2025, the scope of the Company's 2025 assessment of the effectiveness of its internal control over financial reporting does not include the M&C acquisition. This exclusion is pursuant to the SEC's general guidance that an assessment of a recently acquired business' internal control over financial reporting may be omitted from the scope of the Company's assessment of its internal control over financial reporting for twelve months following the date of acquisition.
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
February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSA Safety Incorporated
Opinion on Internal Control over Financial Reporting
We have audited MSA Safety Incorporated’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MSA Safety Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of M&C TechGroup, which is included in the 2025 (consolidated) financial statements of the Company and constituted 10% and 15% of total and net assets, respectively, as of December 31, 2025 and 2% and (2)% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of M&C TechGroup.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and changes in retained earnings and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) 2 and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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
February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MSA Safety Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MSA Safety Incorporated (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and changes in retained earnings and accumulated other comprehensive loss for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) 2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Goodwill impairment assessment – Europe reporting unit
Description of the Matter	At December 31, 2025, the Company had goodwill of approximately $731.6 million on its consolidated balance sheet, of which $247.8 million is at the Europe reporting unit. As discussed in Note 1 to the consolidated financial statements, the Company evaluates goodwill for impairment annually, or more frequently if impairment indicators arise. The assessment of goodwill for impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations to its carrying amount, including goodwill. If the Company’s carrying amount of a reporting unit exceeds its fair value, an impairment loss would be measured as the excess of the carrying value over the calculated fair value.

Auditing the Company’s annual goodwill impairment test for the Europe reporting unit was complex because the estimation of fair value using the discounted cash flow method involves subjective management assumptions, specifically the weighted average cost of capital. Changes in this assumption can have a material effect on the determination of fair value.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process, including controls over management’s review of the assumption described above.

Our audit procedures to test management’s impairment assessment of the Europe reporting unit included, among others, assessing the valuation methodology and the underlying data used to develop the weighted average cost of capital assumption. Where appropriate, we evaluated whether changes to the company specific results and other factors would affect the assumption. We also assessed the historical accuracy of management’s estimates and performed independent sensitivity analyses over the assumption. We involved our valuation specialists to assist us in evaluating the methodology and auditing the weighted average cost of capital assumption used to calculate the estimated fair value of the Europe reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Pittsburgh, Pennsylvania
February 12, 2026

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Net sales	$1,874,814	$1,808,140	$1,787,647
Cost of products sold	1,003,701	947,695	935,509
Gross profit	871,113	860,445	852,138

Selling, general and administrative	414,254	394,707	396,645
Research and development	65,343	66,526	67,988
Restructuring charges (Note 4)	3,897	6,397	9,892
Currency exchange losses, net	15,801	3,638	17,079
Loss on divestiture of MSA LLC (Note 21)	—	—	129,211
Product liability expense (Note 21)	—	—	3
Operating income	371,818	389,177	231,320

Interest expense	31,799	36,889	46,733
Other income, net (Note 17)	(26,379)	(22,718)	(22,101)
Total other expense, net	5,420	14,171	24,632

Income before income taxes	366,398	375,006	206,688
Provision for income taxes (Note 11)	87,474	90,039	148,105
Net income	$278,924	$284,967	$58,583

Earnings per share attributable to common shareholders (Note 10):
Basic	$7.11	$7.24	$1.49
Diluted	$7.09	$7.21	$1.48
Dividends per common share	$2.10	$2.00	$1.87
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(In thousands)	2025	2024	2023
Net income	$278,924	$284,967	$58,583
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 7)	68,273	(42,462)	21,682
Pension and post-retirement plan actuarial gains, net of tax (Note 7)	32,574	31,262	7,683
Unrealized losses on cash flow hedges (Note 7)	(215)	—	—
Unrealized gains on available-for-sale securities (Note 7)	—	—	2
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 7)	(764)	(1,200)	101
Total other comprehensive income (loss), net of tax	99,868	(12,400)	29,468
Comprehensive income	$378,792	$272,567	$88,051
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2025	2024
Assets
Cash and cash equivalents	$165,067	$164,560
Trade receivables, less allowance for credit loss of $10,286 and $8,047	306,452	279,213
Inventories (Note 5)	343,035	296,796
Prepaid income taxes	22,465	18,631
Prepaid expenses and other current assets	32,273	43,830
Total current assets	869,292	803,030

Property, plant and equipment, net (Note 6)	283,063	211,865
Operating lease right-of-use assets, net (Note 18)	56,930	56,083
Prepaid pension cost (Note 16)	279,450	224,638
Deferred tax assets (Note 11)	20,991	26,180
Goodwill (Note 14)	731,592	620,895
Intangible assets, net (Note 14)	299,127	246,437
Other noncurrent assets	13,929	16,656
Total assets	$2,554,374	$2,205,784

Liabilities
Notes payable and current portion of long-term debt (Note 13)	$8,225	$26,391
Accounts payable	110,775	108,163
Employees’ compensation	57,640	54,826
Income taxes payable (Note 11)	14,240	14,966
Other current liabilities	98,331	83,747
Total current liabilities	289,211	288,093

Long-term debt, net (Note 13)	572,709	481,622
Pensions (Note 16) and other employee benefits	143,834	134,251
Noncurrent operating lease liabilities (Note 18)	46,151	45,984
Deferred tax liabilities (Note 11)	127,540	107,691
Other noncurrent liabilities	7,917	4,824
Total liabilities	$1,187,362	$1,062,465

Shareholders' Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 8)	$3,569	$3,569
Common stock, no par value (180,000,000 shares authorized; 62,081,391 shares issued; 38,912,629 and 39,260,080 shares outstanding at December 31, 2025 and 2024, respectively)	343,842	329,953
Treasury shares, at cost (Note 8)	(484,848)	(398,204)
Accumulated other comprehensive loss (Note 7)	(41,781)	(141,649)
Retained earnings	1,546,230	1,349,650
Total shareholders’ equity	1,367,012	1,143,319
Total liabilities and shareholders’ equity	$2,554,374	$2,205,784
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2025	2024	2023
Operating Activities
Net income	$278,924	$284,967	$58,583
Depreciation and amortization	71,591	64,333	60,773
Tax-effected loss on divestiture of MSA LLC (Note 21)	—	—	199,578
Stock-based compensation (Note 12)	15,197	18,185	30,023
Pension income (Note 16)	(13,976)	(8,147)	(7,915)
Deferred income tax benefit (Note 11)	(4,962)	(98)	(8,514)
Loss on asset write-down and dispositions, net	1,408	819	173
Pension contributions (Note 16)	(7,028)	(7,877)	(5,217)
Currency exchange losses, net	15,801	3,638	17,079
Product liability expense (Note 21)	—	—	3
Product liability payments (Note 21)	—	—	(5,250)
Contribution on divestiture of MSA LLC (Note 21)	—	—	(341,186)
Changes in:
Trade receivables	(5,172)	(1,383)	(7,102)
Inventories (Note 5)	(10,464)	(14,673)	51,585
Accounts payable	(4,656)	3,057	(5,452)
Other current assets and liabilities	26,909	(49,087)	53,509
Other noncurrent assets and liabilities	295	2,694	2,187
Cash Flow From Operating Activities	363,867	296,428	92,857
Investing Activities
Capital expenditures	(68,438)	(54,223)	(42,764)
Acquisitions, net of cash acquired (Note 15)	(189,275)	—	—
Property disposals and other investing	79	468	2,811
Cash Flow Used In Investing Activities	(257,634)	(53,755)	(39,953)
Financing Activities
Payments on long-term debt (Note 13)	(1,076,384)	(1,243,897)	(1,871,102)
Proceeds from long-term debt (Note 13)	1,143,698	1,149,643	1,895,000
Debt issuance costs	(3,084)	(200)	(1,138)
Cash dividends paid	(82,344)	(78,759)	(73,488)
Company stock purchases (Note 8)	(89,962)	(37,340)	(3,961)
Exercise of stock options (Note 8)	569	501	1,473
Employee stock purchase plan (Note 8)	2,042	1,363	963
Cash Flow Used In Financing Activities	(105,465)	(208,689)	(52,253)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	127	(17,295)	(16,671)
Change in cash, cash equivalents and restricted cash	895	16,689	(16,020)
Beginning cash, cash equivalents and restricted cash	165,097	148,408	164,428
Ending cash, cash equivalents and restricted cash	$165,992	$165,097	$148,408

Supplemental cash flow information:
Cash and cash equivalents	$165,067	$164,560	$146,442
Restricted cash included in prepaid expenses and other current assets	925	537	1,966
Total cash, cash equivalents and restricted cash	$165,992	$165,097	$148,408

Interest paid in cash	$32,135	$35,703	$47,258
Income tax paid in cash	$101,605	$102,673	$69,085
The accompanying notes are an integral part of the consolidated financial statements.

MSA SAFETY INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS

(In thousands, except per share amounts)	Retained Earnings	Accumulated Other Comprehensive Loss
Balances at January 1, 2023	$1,158,347	$(158,717)
Net income	58,583	—
Foreign currency translation adjustments	—	21,682
Pension and post-retirement plan adjustments, net of $1,706 tax benefit	—	7,683
Unrecognized net gains on available-for-sale securities (Note 20)	—	2
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 7)	—	101
Common dividends ($1.87 per share)	(73,447)	—
Preferred dividends ($2.25 per share)	(41)	—
Balances at December 31, 2023	1,143,442	(129,249)
Net income	284,967	—
Foreign currency translation adjustments	—	(42,462)
Pension and post-retirement plan adjustments, net of $10,227 tax benefit	—	31,262
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 7)	—	(1,200)
Common dividends ($2.00 per share)	(78,718)	—
Preferred dividends ($2.25 per share)	(41)	—
Balances at December 31, 2024	1,349,650	(141,649)
Net income	278,924	—
Foreign currency translation adjustments	—	68,273
Pension and post-retirement plan adjustments, net of $10,703 tax benefit	—	32,574
Unrecognized net loss on hedges (Note 19)	—	(215)
Reclassification of currency translation from accumulated other comprehensive loss into net income (Note 7)	—	(764)
Common dividends ($2.10 per share)	(82,303)	—
Preferred dividends ($2.25 per share)	(41)	—
Balances at December 31, 2025	$1,546,230	$(41,781)
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
Reclassifications—Certain reclassifications of prior years' results have been made to conform to the current year presentation. These reclassifications relate to aligning prior year Other income, net, and Segment Information disclosures with current year presentation.
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
Restricted Cash—Restricted cash, which is designated for use other than current operations, is included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Restricted cash balances were $0.9 million and $0.5 million at December 31, 2025 and 2024, respectively. These balances were used to support letter of credit balances.
Inventories—Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out ("FIFO") method. It is the Company's general policy to write-down any inventory balance in excess of the last 24 months of consumption and any inventory identified as obsolete.
Property and Depreciation—Property is recorded at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, generally as follows: buildings 20 to 40 years, and machinery and equipment 3 to 10 years. Expenditures for significant renewals and improvements are capitalized. Ordinary repairs and maintenance are expensed as incurred. Gains or losses on property dispositions are included in other expense (income), net and the cost and related accumulated depreciation are removed from the accounts. Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $49.7 million, $45.6 million and $41.8 million, respectively. Properties, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable.
Software Development Costs—Software development costs are costs incurred to create, enhance and deploy the Company’s broad range of wireless technology and cloud-based computing safety services. Software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which primarily include compensation and related expenses, are capitalized. Additionally, costs of upgrades and enhancements are capitalized when it is probable that the upgrades and enhancements will result in added functionality. During 2025, 2024 and 2023, respectively, there was $14.9 million, $13.0 million and $12.1 million of software development costs capitalized. The Company has unamortized computer software development costs of $22.9 million and $19.9 million as of December 31, 2025 and 2024, respectively, included in property, plant and equipment, net.
Capitalized costs are amortized through cost of products sold using the straight-line method over the estimated useful life, which is normally three years, beginning in the period in which the software is ready for its intended use or when the upgrade or enhancement is deployed. Software development amortization expense was $12.0 million, $11.3 million and $10.4 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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
Lease right-of-use assets and liabilities are recognized based on the present value of the fixed future lease payments over the lease term. Operating leases are included in Operating lease right-of-use assets, net, Other current liabilities, and Noncurrent operating lease liabilities in our Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, net, Other current liabilities, and Other noncurrent liabilities in our Consolidated Balance Sheets. Lease expense for all operating leases is classified in Cost of products sold or Selling, general and administrative expense in the Consolidated Statements of Income. For finance leases, the amortization of the right-of-use asset is included in depreciation and amortization, and the interest is included in interest expense.
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
Goodwill and Other Intangible Assets—Intangible assets with a finite useful life are amortized on a straight-line basis over their useful lives. Indefinite lived intangible assets are assessed for possible impairment annually on October 1st or whenever circumstances change such that the recorded value of the asset may not be recoverable. We performed a quantitative assessment of the indefinite lived trade name intangible asset as outlined in ASC 350 by comparing the estimated fair value of the trade name intangible asset to its carrying value. We estimate the fair value using the relief from royalty income approach. A number of assumptions and estimates are involved in the application of the relief from royalty model, including sales volumes and prices, royalty rates and tax rates. Forecasts are based on sales generated by the underlying trade name assets and are generally based on approved business unit operating plans for the early years and historical relationships in later years. Based on these assessments, no impairments were identified during the years ended December 31, 2025, 2024 or 2023.
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

The Company estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value. In 2025, we performed a quantitative test at October 1, 2025. We estimate fair value of each reporting unit using a combination of valuation techniques, including the discounted cash flow ("DCF") method, a form of the income approach, and the guideline public company method, a form of the market approach, as we believe each are important indicators of fair value. A number of assumptions and estimates are involved in the application of the DCF model, such as discount rates, revenue growth rates, and operating margins which are affected by expectations about future market or economic conditions. Cash flow forecasts are generally based on approved reporting unit operating plans for the early years and historical relationships in later years. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA") at which peer companies are trading. Management performed its evaluation and determined the fair value of each reporting unit is greater than the carrying amount and, accordingly, no impairment of our goodwill has been recorded during the years ended December 31, 2025, 2024 or 2023.
Revenue Recognition—We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue from the sale of products and solutions is recognized when there is persuasive evidence of an arrangement and control passes to the customer. We establish our shipping terms according to local practice and market characteristics. We do not ship product unless we have an order or other documentation authorizing shipment to our customers. Our payment terms vary by the type and location of our customer and the products and solutions offered. The term between invoicing and when payment is due is not significant. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Amounts billed and due from our customers are classified as receivables on the Consolidated Balance Sheets. We make appropriate provisions for credit losses, which have historically been insignificant in relation to our net sales. Certain contracts with customers have an element of variable consideration that is estimated when revenue is recognized under the contract. Rebates are based on achieving a certain level of purchases and other performance criteria that are documented in established distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned by the customer. Sales, value add and other taxes collected with revenue-producing activities and remitted to governmental authorities are excluded from revenue.
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
Derivative Instruments—We may use derivative instruments from time to time to minimize the effects of changes in currency exchange rates. We do not enter into derivative transactions for speculative purposes and do not hold derivative instruments for trading purposes. We designate certain derivative instruments as cash flow hedges to manage exposure to variability in future cash flows related to forecasted transactions. At hedge inception, we formally document the hedging relationship, including the risk management objective, the nature of the risk being hedged, and the method for assessing hedge effectiveness. Hedge effectiveness is evaluated at inception and on an ongoing basis to ensure the hedge remains highly effective.

Derivatives are recorded at fair value on the balance sheet and changes in the fair value of derivative instruments designated as fair value hedges are recorded in the balance sheet as adjustments to the underlying hedged asset or liability. The effective portion of gains and losses on cash flow hedges is reported in accumulated other comprehensive loss (“AOCL”) and reclassified into net income in the same period the hedged item affects earnings. Any ineffective portion is recognized immediately into net income. If a hedged forecasted transaction is no longer probable, amounts previously recorded in AOCL are reclassified into net income immediately. When a hedging instrument is terminated, amounts in AOCL remain until the forecasted transaction occurs or is deemed no longer probable. Changes in the fair value of derivative instruments that do not qualify for hedge accounting treatment are recognized immediately into net income. Refer to Note 19—Derivative Financial Instruments for further details on hedging activity.
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
With respect to unasserted claims or assessments, management first determines whether it is probable that a claim or assessment may be asserted and then, if so, the degree of probability of an unfavorable outcome. If an unfavorable outcome is probable, management assesses whether the amount of potential loss can be reasonably estimated and, if so, accrues the most reasonable estimate of the loss (or, if the estimate of the loss is a range, and no amount within the range is considered to be a better estimate than any other amount, the minimum amount in the range is recorded). If an unfavorable outcome is reasonably possible but less than probable, or the amount of loss cannot be reasonably estimated, then the matter is disclosed and no liability is recorded. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood and/or estimate of a potential loss. Refer to Note 21—Contingencies for further details on product liability related matters.
Concentration of credit and business risks—We sell to customers in a broad mix of industries and are exposed to credit risk in the event of nonpayment. Changes in these industries or other developments may significantly affect our financial performance and management's estimates. We mitigate our exposure to credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, credit insurance, prepayments, guarantees or other collateral. No individual customer represented more than 10% of our receivables as of December 31, 2025, or 2024, or sales for any of the three years ended December 31, 2025.
Recently Issued Accounting Standards and Disclosure Rules—In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim     periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends certain aspects of the accounting for software costs under ASC 350-40. ASU 2025-06 makes targeted improvements to ASC 350-40, but does not fully align the framework for accounting for internally developed software costs that are subject to ASC 350-40 with the framework applied to software to be sold or marketed externally that is subject to ASC 985-20. ASU 2025-06 also does not amend the guidance on costs of software licenses that are within the scope of ASC 985-20. ASU 2025-06’s amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is still evaluating the impact that the adoption of ASU 2025-06 will have on the condensed consolidated financial statements.

In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments are intended to improve the clarity, operability, and decision‑usefulness of hedge accounting guidance. ASU 2025‑09 is effective for the Company for annual and interim reporting periods beginning after December 15, 2026 with early adoption permitted. The Company is currently evaluating the impact of ASU 2025‑09 on its consolidated financial statements and related disclosures. Because the guidance primarily relates to hedge accounting mechanics and presentation, the Company does not expect the adoption of this update to have a material effect on our consolidated financial statements taken as a whole.
Note 2—Revenue Recognition
We generate revenue primarily from manufacturing and selling a comprehensive line of safety products and solutions to protect the health and safety of workers and facility infrastructures around the world. Our customers generally fall into two categories: distributors and end-users. All customer categories have similar nature, timing and uncertainty related to cash flows. As a result, the underlying principles of revenue recognition are identical for both categories of customers.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Amounts billed and due from our customers are classified as receivables on the Consolidated Balance Sheets. We make appropriate provisions for credit losses, which have historically been insignificant in relation to our net sales. Certain contracts with customers may have an element of variable consideration that is estimated when revenue is recognized under the contract. Variable consideration could include volume incentive rebates and performance guarantees. Rebates are based on achieving a certain level of purchases and other performance criteria that are documented in established distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned by the customer. Sales, value added and other taxes collected with revenue-producing activities and remitted to governmental authorities are excluded from revenue.
Depending on the terms of the arrangement, we may defer revenue for which we have a future obligation, which may include leases where the Company is the lessor, training, extended warranty, software subscriptions, maintenance and technical services, until such time that the obligation has been satisfied. We use an observable price, or a cost plus margin approach when one is not available, to determine the stand-alone selling price for separate performance obligations. We have elected to recognize the cost for shipping and handling as an expense when control of the product has passed to the customer. These costs are included within the Cost of products sold line on the Consolidated Statements of Income. Amounts billed to customers for shipping and handling are included within the Net sales line on the Consolidated Statements of Income.
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
For managed fire service contracts, revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Maintenance revenue, which is considered a non-lease component, and interest are recognized monthly over the lease term. As of December 31, 2025, remaining maintenance performance obligations for managed fire service contracts were $29.3 million, which are expected to be recognized to revenue over the remaining contract lives which are primarily less than 3 years.
Lease revenues and interest earned by the Company, included in the Consolidated Statements of Income, were not material to any of the years ended December 31, 2025, 2024 and 2023.
Net investment in sales-type leases of $5.7 million and $7.5 million were included in Prepaid expenses and other current assets and Other noncurrent assets, respectively, in the Consolidated Balance Sheets as of December 31, 2025. These amounts at December 31, 2025, are expected to be collected over the remaining life of each contract.
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
The Company's net cash pool position consisted of the following:

(In thousands)	December 31, 2025
Gross cash pool position	$86,392
Less: cash pool borrowings	(83,118)
Net cash pool position	$3,274
Note 4—Restructuring Charges
During the years ended December 31, 2025, 2024 and 2023, we recorded restructuring charges of $3.9 million, $6.4 million and $9.9 million, respectively. These charges were primarily related to our ongoing initiatives to adjust our cost structure, improve productivity, and right-size the organization in response to macroeconomic conditions.
Americas segment restructuring charges of $1.2 million during the year ended December 31, 2025, were to right-size the organization in response to macroeconomic conditions. International segment restructuring charges of $1.7 million during the year ended December 31, 2025, were related to ongoing initiatives to optimize our manufacturing footprint and right-size the organization in response to macroeconomic conditions. Corporate related restructuring charges of $1.0 million during the year ended December 31, 2025, were to right-size the organization in response to macroeconomic conditions.

Americas segment restructuring charges of $1.6 million during the year ended December 31, 2024, were related to manufacturing footprint optimization activities. International segment restructuring charges of $3.5 million during the year ended December 31, 2024, were related to ongoing initiatives to optimize our manufacturing footprint and improve productivity as well as management restructuring. Corporate related restructuring charges of $1.3 million during the year ended December 31, 2024, were related to management restructuring.
Americas segment restructuring charges of $3.1 million during the year ended December 31, 2023, were related to manufacturing footprint optimization activities. International segment restructuring charges of $4.7 million during the year ended December 31, 2023, were related to ongoing initiatives to drive profitable growth and improve productivity. Corporate related restructuring charges of $2.1 million during the year ended December 31, 2023, were related to footprint optimization activities and management restructuring.
Activity and reserve balances for restructuring charges were as follows:

(in millions)	Americas segment	International segment	Corporate	Total
Reserve balances at January 1, 2023	$1.7	$12.8	$0.5	$15.0
Restructuring charges	3.1	4.7	2.1	9.9
Currency translation and other adjustments	(0.1)	0.1	—	—
Cash payments / utilization	(3.9)	(8.6)	(2.6)	(15.1)
Reserve balances at December 31, 2023	$0.8	$9.0	$—	$9.8
Restructuring charges	1.6	3.5	1.3	6.4
Currency translation and other adjustments	(0.1)	(0.3)	—	(0.4)
Cash payments / utilization	(2.1)	(9.0)	(1.3)	(12.4)
Reserve balances at December 31, 2024	$0.2	$3.2	$—	$3.4
Restructuring charges	1.2	1.7	1.0	3.9
Currency translation and other adjustments	—	0.4	—	0.4
Cash payments / utilization	(0.6)	(2.8)	(1.0)	(4.4)
Reserve balances at December 31, 2025	$0.8	$2.5	$—	$3.3
Restructuring reserves at December 31, 2025 and 2024 are included in Other current liabilities in our Consolidated Balance Sheets.
Note 5—Inventories
The following table sets forth the components of inventory:

	December 31,
(In thousands)	2025	2024
Raw materials and supplies	$228,374	$190,027
Finished products	99,266	93,356
Work in process	15,395	13,413
Total inventories	$343,035	$296,796

Note 6—Property, Plant, and Equipment
The following table sets forth the components of property, plant and equipment:

	December 31,
(In thousands)	2025	2024
Land	$9,549	$4,235
Buildings	212,145	142,605
Machinery and equipment	565,082	512,894
Construction in progress	24,964	25,451
Total	811,740	685,185
Less accumulated depreciation	(528,677)	(473,320)
Property, plant and equipment, net	$283,063	$211,865

Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss

	MSA Safety Incorporated
(In thousands)	2025	2024	2023
Pension and other post-retirement benefits(a)
Balance at beginning of period	$(11,390)	$(42,652)	$(50,335)
Unrecognized net actuarial gains	40,868	39,049	8,654
Tax expense	(10,095)	(9,579)	(1,514)
Total other comprehensive gain before reclassifications, net of tax	30,773	29,470	7,140
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service cost (credit) (Note 16)	650	(42)	(84)
Recognized net actuarial losses (Note 16)	1,759	2,482	812
Tax benefit	(608)	(648)	(185)
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	1,801	1,792	543
Total other comprehensive income	$32,574	$31,262	$7,683
Balance at end of period	$21,184	$(11,390)	$(42,652)
Foreign currency forward cash flow hedges
Balance at beginning of period	$—	$—	$—
Unrealized losses on cash flow hedges (Note 19)	(215)	—	—
Balance at end of period	$(215)	$—	$—
Available-for-sale securities
Balance at beginning of period	$—	$—	$(2)
Unrealized gains on available-for-sale securities (Note 20)	—	—	2
Balance at end of period	$—	$—	$—
Foreign currency translation
Balance at beginning of period	$(130,259)	$(86,597)	$(108,380)
Reclassification of currency translation from accumulated other comprehensive loss into net income(b)	(764)	(1,200)	101
Foreign currency translation adjustments	68,273	(42,462)	21,682
Balance at end of period	$(62,750)	$(130,259)	$(86,597)
(a)Reclassifications out of accumulated other comprehensive loss (AOCL) and into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 16—Pensions and Other Post-retirement Benefits).
(b)Reclassifications out of AOCL and into net income relate primarily to the recognition of non-cash net cumulative translation (gains)/losses associated with certain foreign subsidiaries. The reclassifications are included in Currency exchange losses, net, within the Consolidated Statements of Income.

Note 8—Capital Stock
Preferred Stock—The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both December 31, 2025 and 2024. The Treasury shares at cost line of the Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the years ended December 31, 2025, or 2024. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of December 31, 2025 or 2024.
Common Stock—The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of December 31, 2025 and December 31, 2024. No new shares were issued during the years ended December 31, 2025, or 2024. There were 38,912,629 and 39,260,080 shares outstanding at December 31, 2025 and 2024, respectively.
Treasury Shares—The Company's 2024 stock repurchase program authorizes up to $200.0 million to repurchase MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. Under this and prior stock repurchase programs, there were 501,420 shares repurchased during 2025, 166,292 shares repurchased during 2024, and no shares repurchased during 2023. There were 23,168,762 and 22,821,311 Treasury shares at December 31, 2025 and 2024, respectively.
The Company issues Treasury shares for all stock based benefit plans. Shares are issued from Treasury at the average Treasury share cost on the date of the transaction. There were 216,350 and 149,179 Treasury shares issued for these purposes during the years ended December 31, 2025 and 2024, respectively.

Common stock activity is summarized as follows:

	Shares		Dollars
(Dollars in thousands)	Issued	Treasury	Common Stock	Treasury Cost(a)
Balance at January 1, 2023	62,081,391	(22,868,327)	$281,980	$(359,838)
Restricted stock awards	—	40,856	(643)	643
Restricted stock expense	—	—	9,476	—
Restricted stock forfeitures	—	—	(1,414)	—
Stock options exercised	—	31,394	970	503
Stock option expense	—	—	11	—
Stock option forfeitures	—	—	(11)	—
Performance stock issued	—	53,407	(855)	855
Performance stock expense	—	—	23,546	—
Performance stock forfeitures	—	—	(1,585)	—
Employee stock purchase plan shares issued	—	7,140	849	114
Treasury shares purchased	—	(28,649)	—	(3,961)
Balances December 31, 2023	62,081,391	(22,764,179)	$312,324	$(361,684)
Restricted stock awards	—	52,098	(842)	842
Restricted stock expense	—	—	15,769	—
Restricted stock forfeitures	—	—	(4,530)	—
Stock options exercised	—	10,666	327	174
Stock option expense	—	—	41	—
Stock option forfeitures	—	—	(41)	—
Performance stock issued	—	77,544	(1,256)	1,256
Performance stock expense	—	—	8,394	—
Performance stock forfeitures	—	—	(1,634)	—
Employee stock purchase expense	—	—	186	—
Employee stock purchase plan shares issued	—	8,871	1,215	148
Treasury shares purchased	—	(40,019)	—	(7,408)
Share repurchase program	—	(166,292)	—	(29,932)
Balances December 31, 2024	62,081,391	(22,821,311)	$329,953	$(396,604)
Restricted stock awards	—	69,691	(1,288)	1,288
Restricted stock expense	—	—	12,202	—
Restricted stock forfeitures	—	—	(2,223)	—
Stock options exercised	—	12,776	334	235
Stock option forfeitures	—	—	(1)	—
Performance stock issued	—	118,605	(2,109)	2,109
Performance stock expense	—	—	8,041	—
Performance stock forfeitures	—	—	(3,179)	—
Employee stock purchase plan shares issued	—	15,278	1,756	286
Employee stock purchase plan expense	—	—	356	—
Treasury shares purchased	—	(62,381)	—	(10,570)
Share repurchase program	—	(501,420)	—	(79,992)
Balances December 31, 2025	62,081,391	(23,168,762)	$343,842	$(483,248)
(a)Excludes treasury cost related to preferred stock.

Note 9—Segment Information
The Company is organized into four geographical operating segments that are based on management responsibilities: Northern North America; Latin America; Europe, Middle East & Africa; and Asia Pacific. The operating segments have been aggregated (based on economic similarities, the nature of their products and solutions, end-user markets and methods of distribution) into two reportable segments: Americas and International.
The Americas segment is comprised of our operations in Northern North America and Latin America geographies. The International segment is comprised of our operations in all geographies outside of the Americas. Certain global expenses are allocated to each segment in a manner consistent with where the benefits from the expenses are derived. General and administrative expenses incurred in our corporate headquarters, costs associated with corporate development initiatives, legal expense, interest expense, foreign exchange gains or losses and other centrally-managed costs are considered corporate expenses and are not allocated to the reportable segments.
The Company's sales are allocated to each segment based primarily on the country destination of the end-customer.
The Company adopted ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures for the year ended December 31, 2024 and applied it retrospectively for all prior periods presented.
Adjusted operating income is the measure used by the chief operating decision maker, identified as our President and Chief Executive Officer, to evaluate reportable segment performance and identify opportunities when allocating resources. Adjusted operating income is defined as operating income excluding restructuring charges, currency exchange, product liability expense, loss on divestiture of Mine Safety Appliances Company, LLC ("MSA LLC"), net cost for product-related legal matter, transaction costs and acquisition-related amortization.
The accounting principles applied at the operating segment level in determining the segment measure of profit or loss are the same as those applied at the consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.

Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate/Reconciling Items(a)		Consolidated Totals
2025
Net sales to external customers	$1,261,841	$612,973	$—		$1,874,814
Less:
Cost of products sold	644,402	346,683	—
Selling, general and administrative	214,011	146,364	43,412
Research and development	38,670	26,674	—
Adjusted operating income	$364,758	$93,252
Noncash items:
Depreciation and amortization	47,530	22,864	1,197		$71,591
Pension (income) expense	(17,799)	3,823	—		(13,976)
Total Assets	1,621,335	935,830	(2,791)	(b)	2,554,374
Capital expenditures	34,479	13,804	20,155		68,438
2024
Net sales to external customers	$1,246,641	$561,499	$—		$1,808,140
Less:
Cost of products sold	618,019	320,502	—
Selling, general and administrative	208,753	129,683	50,385
Research and development	39,783	26,743	—
Adjusted operating income	$380,086	$84,571
Noncash items:
Depreciation and amortization	46,289	17,164	880		64,333
Pension (income) expense	(11,854)	3,707	—		(8,147)
Total Assets	1,480,124	682,816	42,844		2,205,784
Capital expenditures	31,546	19,091	3,586		54,223
2023
Net sales to external customers	$1,235,594	$552,053	$—		$1,787,647
Less:
Cost of products sold	619,948	306,443	(128)
Selling, general and administrative	215,236	128,720	51,724
Research and development	40,793	27,191	4
Adjusted operating income	$359,617	$89,699
Noncash items:
Depreciation and amortization	44,170	15,760	843		60,773
Pension (income) expense	(11,873)	3,958	—		(7,915)
Total Assets	1,433,244	734,856	2,050		2,170,150
Capital expenditures	28,011	13,341	1,412		42,764
(a) Corporate/Reconciling items consist primarily of corporate expenses and other items not directly attributable to reportable segments.
(b) Negative Corporate and reconciling items assets driven primarily by bank overdrafts under our notional cash pooling arrangement. Refer to Note 3—Cash and Cash Equivalents for further details.

A reconciliation of total Adjusted operating income from reportable segments to Income before income taxes is presented in the following table:

(In thousands)	2025	2024	2023
Adjusted operating income	$458,010	$464,657	$449,316
Less:
Corporate Expenses	43,412	50,385	51,600
Restructuring charges (Note 4)	3,897	6,397	9,892
Currency exchange losses, net	15,801	3,638	17,079
Interest expense	31,799	36,889	46,733
Other income, net (Note 17)	(26,379)	(22,718)	(22,101)
Acquisition-related amortization	12,615	9,174	9,246
Transaction costs(a)	10,467	886	965
Net cost for product-related legal matter	—	5,000	—
Loss on divestiture of MSA LLC (Note 21)	—	—	129,211
Product liability expense (Note 21)	—	—	3
Income before income taxes	$366,398	$375,006	$206,688
(a)Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of or in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Geographic information on Net sales to external customers, based on country of origin:

(In thousands)	2025	2024	2023
United States	$943,363	$954,979	$961,062
Other	931,451	853,161	826,585
Total	$1,874,814	$1,808,140	$1,787,647
Geographic information on tangible long-lived assets, net, based on country of origin:

(In thousands)	2025	2024	2023
United States	$177,507	$160,760	$156,937
Germany	65,230	17,198	18,596
United Kingdom	28,627	30,274	24,740
Other	68,629	59,716	64,902
Total	$339,993	$267,948	$265,175

Total Net sales by product category was as follows:

2025	Consolidated		Americas		International
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$763,393	41%	$501,784	40%	$261,609	43%
Fire Service (b)	647,474	34%	446,245	35%	201,229	33%
Industrial PPE and Other (c)	463,947	25%	313,812	25%	150,135	24%
Total	$1,874,814	100%	$1,261,841	100%	$612,973	100%

2024	Consolidated		Americas		International
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$642,792	36%	$426,839	34%	$215,953	38%
Fire Service (b)	712,684	39%	507,738	41%	204,946	36%
Industrial PPE and Other (c)	452,664	25%	312,064	25%	140,600	26%
Total	$1,808,140	100%	$1,246,641	100%	$561,499	100%

2023	Consolidated		Americas		International
(In thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$634,915	36%	$419,312	34%	$215,603	39%
Fire Service (b)	684,224	38%	501,676	41%	182,548	33%
Industrial PPE and Other (c)	468,508	26%	314,606	25%	153,902	28%
Total	$1,787,647	100%	$1,235,594	100%	$552,053	100%
(a) Detection includes Fixed Gas and Flame Detection and Portable Gas Detection. Detection includes sales from the M&C acquisition from May 6th, 2025 onward (Americas and International). Refer to Note 15—Acquisitions for further information.
(b) Fire Service includes Breathing Apparatus and Firefighter Helmets and Protective Apparel.
(c) Industrial PPE and Other includes Industrial Head Protection, Fall Protection and other.

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

(In thousands, except per share amounts)	2025	2024	2023
Net income	$278,924	$284,967	$58,583
Preferred stock dividends	(41)	(41)	(41)
Net income available to common equity	278,883	284,926	58,542
Dividends and undistributed earnings allocated to participating securities	(26)	(24)	(26)
Net income available to common shareholders	$278,857	$284,902	$58,516

Basic weighted-average shares outstanding	39,216	39,371	39,307
Stock options and other stock-based awards	130	164	166
Diluted weighted-average shares outstanding	39,346	39,535	39,473
Antidilutive stock-based awards	—	—	—

Earnings per share:
Basic	$7.11	$7.24	$1.49
Diluted	$7.09	$7.21	$1.48
Note 11—Income Taxes
The Company adopted ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures, applying it prospectively for the year ended December 31, 2025.

(In thousands)	2025	2024	2023
Components of income before income taxes
U.S. income	$242,979	$243,129	$80,229
Non-U.S. income	123,419	131,877	126,459
Income before income taxes	$366,398	$375,006	$206,688
Provision for income taxes
Current
Federal	$46,980	$47,060	$49,642
State	9,981	12,868	9,510
Non-U.S.	35,475	30,209	27,101
Total current provision	$92,436	$90,137	$86,253
Deferred
Federal	$2,666	$(3,141)	$54,272
State	(1,503)	1,046	12,914
Non-U.S.	(6,125)	1,997	(5,334)
Total deferred provision (benefit)	(4,962)	(98)	61,852
Provision for income taxes	$87,474	$90,039	$148,105

Below is a tabular rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

	2025
(in thousands, except percentages)	Amount	Percent
U.S. federal statutory income tax	$76,944	21.0%
State and local income taxes, net of federal income tax effect(1)	6,652	1.8%
Foreign tax effects	5,700	1.6%
Nontaxable or nondeductible items	2,606	0.7%
Effect of cross-border tax laws	(149)	—%
Tax credits	(3,891)	(1.1)%
Changes in unrecognized tax benefits	(420)	(0.1)%
Other	32	—%
Provision for income taxes	$87,474	23.9%
(1)The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, Maryland, Indiana, New Hampshire, Pennsylvania and Wisconsin.
Below is a reconciliation of the U.S. federal income tax rates to the Company's effective tax rate for the years ended December 21, 2024 and 2023:

	2024	2023
U.S. federal income tax rate	21.0%	21.0%
State income taxes-U.S.	2.9%	3.7%
Taxes on non-U.S. income	1.1%	(0.6)%
Nondeductible compensation	0.5%	1.9%
Divestiture (Note 21)	—%	46.6%
Valuation allowances	(1.2)%	(0.2)%
Research and development credit	(0.7)%	(0.8)%
Employee share-based payments	(0.2)%	(0.4)%
Taxes on non-U.S. income - U.S., Canadian & European reorganization	(0.1)%	(0.5)%
Foreign exchange on entity closures	(0.1)%	—%
Other	0.8%	0.9%
Effective income tax rate	24.0%	71.6%
Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

(in thousands)	2025
United States - Federal	$48,993
United States - State and local	11,798
Brazil	7,900
Switzerland	7,372
Germany	5,375
Other	20,167
Total	$101,605

Components of deferred tax assets and liabilities:

	December 31,
(In thousands)	2025	2024
Deferred tax assets
Capitalized research and development	$33,915	$31,030
Inventory	9,184	9,434
Net operating losses and tax credit carryforwards	8,078	6,715
Share-based compensation	5,039	6,149
Accrued expenses and other reserves	6,419	5,006
Reserve for doubtful accounts	1,391	1,071
Other	5,847	2,177
Total deferred tax assets	69,873	61,582
Valuation allowances	(4,464)	(4,815)
Net deferred tax assets	$65,409	$56,767
Deferred tax liabilities
Goodwill and intangibles	$(98,104)	$(79,917)
Employee benefits	(54,923)	(41,399)
Property, plant and equipment	(16,992)	(15,461)
Other	(1,939)	(1,501)
Total deferred tax liabilities	(171,958)	(138,278)
Net deferred taxes	$(106,549)	$(81,511)
At December 31, 2025, we had net operating loss carryforwards of approximately $30.0 million. All net operating loss carryforwards without a valuation allowance may be carried forward for a period of at least six years.
A reconciliation of the change in the tax liability for unrecognized tax benefits for the years ended December 31, 2025 and 2024 is as follows:

(In thousands)	2025	2024
Beginning balance	$1,270	$3,084
Adjustments for tax positions related to the current year	—	51
Adjustments for tax positions related to prior years	3,347	(607)
Settlements	(194)	(929)
Statute expiration	(138)	(329)
Ending balance	$4,285	$1,270
The total amount of unrecognized tax benefits, if recognized, would reduce our future effective tax rate. We have $1.5 million in recognized tax benefits associated with these liabilities in 2025 and had no recognized tax benefits associated with these liabilities in 2024.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our liability for accrued interest and penalties related to uncertain tax positions was $0.5 million at December 31, 2025 and $0.2 million at December 31, 2024.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements.
On July 4, 2025, the United States enacted into law the One, Big, Beautiful Bill Act ("the Act"). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Act did not have a material impact on the financial statements in 2025.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years prior to 2021.
The Organization for Economic Co-operation and Development (OECD) framework for a global minimum corporate tax rate of 15% for companies with global revenues above €750.0 million (referred to as Pillar 2), with effective dates beginning in January 2024, has been enacted by a number of foreign jurisdictions. We meet the overall revenue threshold and fall within the scope of Pillar 2. As such, we have complied with the requirements of the legislation and the application of Pillar 2 resulted in additional tax expense of $2.2 million and $1.1 million, for the years ended December 31, 2025 and 2024, respectively.
Note 12—Stock Plans
The 2023 Management Equity Incentive Plan and its predecessor, the 2016 Management Equity Incentive Plan, provide for various forms of stock-based compensation for eligible employees through, in the case of the 2023 Management Equity Incentive Plan, May 2033, including stock options, restricted stock awards, restricted stock units and performance stock units. The 2024 Non-Employee Directors' Equity Incentive Plan and its predecessor, the 2017 Non-Employee Directors’ Equity Incentive Plan provides for grants of stock options and restricted stock to non-employee directors through, in the case of the 2024 Non-Employee Directors' Equity Incentive Plan, May 2034. Stock options are granted at market prices and expire after ten years. The 2014 MSA Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase the Company's shares of common stock at a 15% discount from fair market value, semi-annually, from the stock market. The ESPP plan is considered a compensatory plan. The discount is recorded as a component of selling, general and administrative expense in the Company's Consolidated Statements of Operations. As of December 31, 2025, there were 1,612,699; 79,844; and 53,126 shares, respectively, reserved for future grants under the management and non-employee directors’ equity incentive and employee stock purchase plans.
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
Stock-based compensation expense was as follows:

(In thousands)	2025	2024	2023
Restricted stock units	$9,979	$11,239	$8,062
Performance stock units	4,862	6,760	21,961
Employee stock purchase program	356	186	—
Total stock-compensation expense before income taxes	15,197	18,185	30,023
Income tax benefit	3,632	4,492	7,356
Total stock-compensation expense, net of income tax benefit	$11,565	$13,693	$22,667
We did not capitalize any stock-based compensation expense, and all expense is included in Selling, general and administrative expense in the Consolidated Statements of Income.

A summary of option activity follows:

	Shares	Weighted Average Exercise Price	Exercisable at Year-end
Outstanding January 1, 2023	58,156	$46.48
Exercised	(31,394)	46.90
Forfeited	(226)	49.44
Outstanding December 31, 2023	26,536	45.95	26,536
Exercised	(10,666)	46.93
Forfeited	(852)	48.65
Outstanding December 31, 2024	15,018	45.10	15,018
Exercised	(12,776)	44.53
Forfeited	(25)	54.29
Outstanding December 31, 2025	2,217	$48.30	2,217
For various exercise price ranges, characteristics of outstanding and exercisable stock options at December 31, 2025, were as follows:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted-Average
		Exercise Price	Remaining Life
$33.01 – $45.00	500	$44.50	0.08
$45.01 – $57.93	1,717	49.41	2.01
$33.01 – $57.93	2,217	$48.30	1.58
Cash received from the exercise of stock options was $0.6 million, $0.5 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The tax benefit we realized from these exercises was $0.7 million, $0.6 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Stock options become exercisable when they are vested. The aggregate intrinsic value of stock options exercisable and outstanding at December 31, 2025 was $0.2 million.
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested January 1, 2023	145,886	$137.36
Granted	81,150	142.92
Vested	(43,107)	126.27
Forfeited	(10,078)	140.28
Unvested at December 31, 2023	173,851	142.73
Granted	84,282	178.50
Vested	(50,840)	163.66
Forfeited	(27,709)	163.49
Unvested at December 31, 2024	179,584	150.39
Granted	73,130	160.33
Vested	(69,704)	138.75
Forfeited	(14,623)	152.04
Unvested at December 31, 2025	168,387	$159.38

A summary of performance stock unit activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	178,760	$146.28
Granted	77,654	132.39
Vested	(53,407)	127.36
Performance adjustments	(3,009)	127.40
Forfeited	(10,777)	147.06
Unvested at December 31, 2023	189,221	146.17
Granted	40,787	177.34
Vested	(77,544)	174.13
Performance adjustments	20,488	194.10
Forfeited	(10,956)	149.16
Unvested at December 31, 2024	161,996	146.50
Granted	63,964	162.61
Vested	(118,605)	143.47
Performance adjustments	64,457	143.49
Forfeited	(20,260)	156.89
Unvested at December 31, 2025	151,552	$153.00
The 2025 performance adjustments above relate primarily to 2022 performance unit awards which vested in the first quarter of 2025 at 220% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's TSR during the three-year performance period.
During the years ended December 31, 2025, 2024 and 2023, the total intrinsic value of stock options exercised (the difference between the market price on the date of exercise and the option price paid to exercise the option) was $1.4 million, $1.5 million and $3.7 million, respectively. The fair values of restricted stock vested during the years ended December 31, 2025, 2024 and 2023 were $9.7 million, $8.3 million and $5.4 million, respectively. The fair value of performance stock units vested during the years ended December 31, 2025, 2024 and 2023 was $17.0 million, $13.5 million and $6.8 million, respectively.
On December 31, 2025, there was $17.3 million of unrecognized stock-based compensation expense. The weighted average period over which this expense is expected to be recognized was approximately 1.5 years.
Note 13—Long-Term Debt
Long-Term Debt

	December 31,
(In thousands)	2025	2024
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$49,278	$53,400
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,776	99,754
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,776	99,754
Senior revolving credit facility maturing in 2030, net of debt issuance costs	282,137	—
2023 Term Loan credit agreement maturing in 2026, net of debt issuance costs	—	205,152
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,967	49,953
Total	580,934	508,013
Amounts due within one year	8,225	26,391
Long-term debt, net of debt issuance costs	$572,709	$481,622

On April 1, 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Revolving Credit Facility" or "Facility”) with a capacity of $1.3 billion. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on Secured Overnight Financing Rate (“SOFR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate (iii) the Daily Simple SOFR rate, plus 1.00%. The Company pays a credit spread of 0 to 175 basis points based on the Company’s net leverage ratio and elected rate (BASE or SOFR). The Company has a weighted average revolver interest rate of 4.56% as of December 31, 2025. At December 31, 2025, $1.0 billion of the existing $1.3 billion Revolving Credit Facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $500.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2024, the Company entered into Amendment No. 3 to the Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036 and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. The Company has outstanding £36.6 million (approximately $49.3 million at December 31, 2025) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $8.2 million at December 31, 2025) due annually through January 2031.
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
Coincident with the amendment to the Revolving Credit Facility on April 1, 2025, the Company entered into Amendment No. 4 to the Prudential Note Agreement and Amendment No. 4 to the NYL Note Facility, in each case to conform to the changes made in the Revolving Credit Facility.
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
On January 5, 2023, the Company entered into a new $250 million term loan facility (the "Term Loan Facility") to fund the divestiture of MSA LLC. In conjunction with the updated Revolving Credit Facility signed on April 1, 2025, MSA converted the balance of the Term Loan Facility to the Revolving Credit Facility, closing the Term Loan Facility. Under the agreement, the Company elected either BASE or an interest rate based on SOFR. The Company paid a credit spread of 0 to 200 basis points based on the Company's net leverage ratio and elected rate.
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
As of December 31, 2025, MSA was in full compliance with the restrictive covenants under its various credit agreements.
Approximate maturities on our long-term debt over the next five years are $8.2 million in 2026, $33.2 million in 2027 and 2028, $8.2 million in 2029, $293.5 million in 2030 and $208.2 million thereafter.

The Company had outstanding bank guarantees and standby letters of credit with banks as of December 31, 2025, totaling $9.7 million, of which $1.5 million relate to the revolving credit facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At December 31, 2025, the Company has $0.9 million of restricted cash in support of these arrangements.
On May 6, 2025, the Company acquired M&C in a transaction valued at approximately $189 million, net of cash acquired. Refer to Note 15—Acquisitions for further information. The acquisition was financed by $137.3 million under the Revolving Credit Facility and cash on hand.
Note 14—Goodwill and Intangible Assets
Changes in goodwill during the years ended December 31, 2025 and 2024, were as follows:

(In thousands)	2025	2024
Balance at January 1	$620,895	$627,534
Additions and measurement period adjustments (Note 15)	91,616	—
Currency translation	19,081	(6,639)
Balance at December 31	$731,592	$620,895
At December 31, 2025, goodwill of $481.4 million and $250.2 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net of accumulated amortization, during the years ended December 31, 2025 and 2024, were as follows:

(In thousands)	2025	2024
Net balance at January 1	$246,437	$266,134
Additions (Note 15)	66,568	—
Amortization expense	(20,658)	(17,826)
Currency translation	6,780	(1,871)
Net balance at December 31	$299,127	$246,437

(In millions)		December 31, 2025			December 31, 2024
Intangible Assets:	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20	$232.2	$(69.9)	$162.3	$179.7	$(55.7)	$124.0
Distribution agreements	20	65.7	(36.4)	29.3	65.7	(33.3)	32.4
Technology related assets	9	59.4	(39.7)	19.7	49.6	(35.5)	14.1
Patents, trademarks and copyrights	19	48.6	(21.0)	27.6	34.1	(18.2)	15.9
Other	3	3.1	(2.9)	0.2	2.8	(2.8)	—
Total	19	$409.0	$(169.9)	$239.1	$337.3	$(150.9)	$186.4
At December 31, 2025, the intangible assets balance includes a trade name related to the Globe acquisition with an indefinite life totaling $60.0 million.
Intangible asset amortization expense over the next five years is expected to be approximately $21.9 million in 2026, $21.7 million in 2027, $21.3 million in 2028, $20.6 million in 2029, and $18.3 million in 2030.

Note 15—Acquisitions
Acquisition of M&C
On May 6, 2025, the Company acquired 100% of the common stock of M&C in an all-cash transaction valued at approximately $189 million, net of cash acquired.
Headquartered in Ratingen, Germany, M&C provides a comprehensive range of gas analysis systems that detect, measure and monitor gases in critical environments. M&C's product portfolio includes systems and solutions for gas sampling, gas conditioning, as well as advanced process control. M&C products and systems are used in a wide range of industries and applications, including energy, chemicals, utilities, manufacturing, food and beverage, and other industrial applications.
M&C’s operating results are included in our consolidated financial statements from the acquisition date within the Americas and International reportable segments. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.
The following table summarizes the preliminary fair values of the M&C’s assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	May 6, 2025
Current assets (including cash of $10.0)	$38.8
Property, plant and equipment and other noncurrent assets	50.0
Customer relationships and other intangible assets	66.6
Goodwill	91.6
Total assets acquired	$247.0
Deferred tax liability	(24.9)
Other liabilities	(22.8)
Total liabilities assumed	$(47.7)
Net assets acquired	$199.3
As of December 31, 2025, the purchase accounting for M&C is substantially complete, but subject to change based on management's continued review of estimates and assumptions reflected in preliminary valuation data or receipt of additional information related to tax balances and liabilities assumed.
Assets acquired and liabilities assumed in connection with the acquisition were recorded at their preliminary fair values. Fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade name and developed technologies and the cost approach for assembled workforce, which is included in goodwill. Assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates and amortization tax benefits, capital spending, discount rates, customer attrition rates, technology obsolescence assumptions and working capital changes. Cash flow forecasts were generally based on M&C pre-acquisition forecasts, coupled with estimated MSA financial synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, developed technology, and trade name acquired in the M&C transaction are being amortized over periods of 20 years, 8 years, and 20 years, respectively. Estimated future amortization expense related to the identifiable intangible assets is approximately $4 million annually for 2026 through 2030, and $43.8 million thereafter.
Goodwill was calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of M&C with our operations. Goodwill of $91.6 million related to the M&C acquisition was recorded, with $57.9 million and $33.7 million allocated to the International and Americas reportable segments, respectively. This Goodwill is nondeductible for tax purposes.

Our results as of December 31, 2025, include strategic acquisition costs of $10.5 million, including $9.2 million related to the M&C acquisition. Our results as of December 31, 2024 and 2023, include $0.9 million and $1.0 million, respectively, of strategic acquisition costs. These costs are reported in selling, general, and administrative expenses.
The operating results of this acquisition have been included in our consolidated financial statements from the acquisition date through December 31, 2025. Our results as of December 31, 2025, include net sales and net loss of $41.0 million and $4.8 million, respectively, attributable to this acquisition.
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

(In millions, except per share amounts)	2025	2024
Net sales	$1,893.3	$1,860.8
Net income	$281.4	$291.9
Basic earnings per share	$7.17	$7.41
Diluted earnings per share	$7.15	$7.38
The unaudited pro forma combined financial information is presented for informational purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of the date and for the periods presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition. In addition, the unaudited pro forma condensed combined financial information is not intended to project the future financial position or result of operations of the combined Company.
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
Defined benefit pension plan and other post-retirement benefits plan information is provided in the following tables:

	Pension Benefits		Other Benefits
(In thousands)	2025	2024	2025	2024
Change in Benefit Obligations
Benefit obligations at January 1	$474,484	$521,474	$22,046	$21,386
Service cost	8,118	9,214	124	176
Interest cost	24,178	23,307	1,104	994
Participant contributions	165	232	222	285
Plan amendments	605	(20)	—	—
Actuarial (gains) losses(a)	(5,524)	(27,259)	(569)	1,696
Benefits paid	(29,818)	(28,159)	(2,269)	(2,491)
Settlements	(2,282)	(17,576)	—	—
Acquisitions	8,554	—	—	—
Currency translation	11,263	(6,729)	—	—
Benefit obligations at December 31	$489,743	$474,484	$20,658	$22,046
Change in Plan Assets
Fair value of plan assets at January 1	$580,364	$563,449	$—	$—
Actual return on plan assets	83,400	55,610	—	—
Employer contributions	6,644	7,877	2,047	2,206
Participant contributions	165	232	222	285
Settlements	(2,282)	(17,576)	—	—
Benefits paid	(29,818)	(28,159)	(2,269)	(2,491)
Administrative expenses paid	(56)	(62)	—	—
Currency translation	546	(1,007)	—	—
Fair value of plan assets at December 31	$638,963	$580,364	$—	$—
Funded Status
Funded status at December 31	$149,220	$105,880	$(20,658)	$(22,046)
Unrecognized prior service cost	794	728	—	—
Unrecognized net actuarial (gains) losses	(1,252)	40,339	5,584	6,804
Net amount recognized	$148,762	$146,947	$(15,074)	$(15,242)
Amounts Recognized in the Balance Sheets
Noncurrent assets	$279,450	$224,638	$—	$—
Current liabilities	(8,522)	(7,474)	(1,963)	(2,145)
Noncurrent liabilities	(121,708)	(111,284)	(18,695)	(19,901)
Net amount recognized	$149,220	$105,880	$(20,658)	$(22,046)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial (gains) losses	$(1,252)	$40,339	$5,584	$6,804
Prior service cost	794	728	—	—
Total (before tax effects)	$(458)	$41,067	$5,584	$6,804
Accumulated Benefit Obligations for all Defined Benefit Plans	$464,203	$442,734	$—	$—
(a)Actuarial (gains) losses for both periods relate primarily to the increase in discount rates used in measuring plan obligations as of December 31, 2025, and 2024, respectively.

	Pension Benefits			Other Benefits
(In thousands)	2025	2024	2023	2025	2024	2023
Components of Net Periodic Benefit (Income) Cost
Service cost	$8,118	$9,214	$7,587	$124	$176	$214
Interest cost	24,178	23,307	23,775	1,104	994	1,090
Expected return on plan assets	(48,030)	(42,832)	(39,639)	—	—	—
Amortization of prior service cost (credit)	650	142	161	—	(184)	(245)
Recognized net actuarial losses	1,091	1,103	186	651	460	550
Settlement/curtailment loss	17	919	15	—	—	—
Net periodic benefit (income) cost(a)	$(13,976)	$(8,147)	$(7,915)	$1,879	$1,446	$1,609
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
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits
(In thousands)	2025	2024
Aggregate accumulated benefit obligations (ABO)	$128,023	$117,299
Aggregate fair value of plan assets	2,416	3,334
Information for pension plans with a projected benefit obligation in excess of plan assets:

	Pension Benefits
(In thousands)	2025	2024
Aggregate projected benefit obligations (PBO)	$132,646	$122,092
Aggregate fair value of plan assets	2,416	3,334

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Assumptions used to determine benefit obligations
Average discount rate	5.37%	5.35%	5.09%	5.49%
Rate of compensation increase	2.97%	2.96%	3.00%	3.00%
Assumptions used to determine net periodic benefit cost
Average discount rate - Service cost	5.75%	5.02%	5.65%	4.96%
Average discount rate - Interest cost	5.07%	4.64%	5.22%	4.85%
Expected return on plan assets	8.05%	7.23%	—	—
Rate of compensation increase	2.96%	3.78%	3.00%	3.00%
Discount rates for all U.S. and foreign plans were determined using the aforementioned spot rate methodology for 2025 and 2024. Aside from sovereign bonds used in Mexico, the remaining plans' discount rates were determined using various corporate bonds and by matching our projected benefit obligation payment stream to current yields on high quality bonds.

The expected return on assets for the 2025 net periodic pension cost was determined by multiplying the expected returns of each asset class (based on capital market expectations) by the expected percentage of the total portfolio invested in that asset class. A total return was determined by summing the expected returns over all asset classes.

	Pension Plan Assets at December 31,
	2025	2024
Equity securities	59%	65%
Fixed income securities	33	26
Pooled investment funds	7	7
Cash and cash equivalents	1	1
Insurance contracts	—	1
Total	100%	100%
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
The fair values of the Company's pension plan assets are determined using NAV as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value, as further discussed in Note 20—Fair Value Measurements.
The fair values of the Company's pension plan assets at December 31, 2025, were as follows:

			Fair Value
(In thousands)	Total	NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$374,848	$59,938	$314,910	$—	$—
Fixed income securities	210,277	—	129,420	80,857	—
Pooled investment funds	44,630	44,630	—	—	—
Cash and cash equivalents	6,792	4,403	2,389	—	—
Insurance contracts	2,416	—	—	2,416	—
Total	$638,963	$108,971	$446,719	$83,273	$—
The fair values of the Company's pension plan assets at December 31, 2024, were as follows:

			Fair Value
(In thousands)	Total	NAV	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$375,001	$56,803	$318,198	$—	$—
Fixed income securities	152,258	—	97,013	55,245	—
Pooled investment funds	42,182	42,182	—	—	—
Cash and cash equivalents	7,589	5,908	1,681	—	—
Insurance contracts	3,334	—	—	—	3,334
Total	$580,364	$104,893	$416,892	$55,245	$3,334

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
We expect to make net contributions between $8 million and $10 million to our pension plans in 2026, which are primarily associated with statutorily required plans in the International reportable segment.
For the 2025 beginning of the year measurement purposes (net periodic benefit expense), a 7.8% increase in the costs of covered health care benefits was assumed, decreasing by 0.3% for each successive year to 4.5% in 2034 and thereafter. For the 2025 end of the year measurement purposes (benefit obligation), an 8.0% increase in the costs of covered health care benefits was assumed, decreasing by approximately 0.4% for each successive year to 4.5% in 2035 and thereafter.
Expense for defined contribution pension plans was $14.1 million in 2025, $13.6 million in 2024 and $13.4 million in 2023.
Estimated pension benefits to be paid under our defined benefit pension plans during the next five years are $31.2 million in 2026, $31.7 million in 2027, $32.2 million in 2028, $32.8 million in 2029 and $33.6 million in 2030, and an aggregated $174.4 million for the five years thereafter. Estimated other post-retirement benefits to be paid during the next five years are $2.0 million in 2026, $2.1 million in 2027, $2.1 million in 2028, $2.1 million in 2029, $2.2 million in 2030, and an aggregated $9.1 million for the five years thereafter.
Note 17—Other Income, Net

	Year ended December 31,
(In thousands)	2025	2024	2023
Components of net periodic benefit income other than service cost (Note 16)	$20,339	$16,091	$14,107
Interest income (a)	5,861	7,019	8,184
Rental income	1,389	65	63
Loss on asset write-down and dispositions, net	(1,408)	(819)	(173)
Other, net	198	362	(80)
Total other income, net	$26,379	$22,718	$22,101
(a) Primarily interest earned on cash balances

Note 18—Leases
As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. The components of lease expense were as follows:

	Year Ended December 31,
(In millions, except percentage and year amounts)	2025	2024
Lease cost:
Operating lease cost recognized as rent expense	$16.0	$13.7
Total lease cost	$16.0	$13.7

	Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$16.1	$13.5
Non-cash other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.0	$12.2
Right-of-use assets obtained in acquisitions	0.8	—

	December 31,
	2025	2024
Weighted-average remaining lease term (in years):
Operating leases	10	11
Weighted-average discount rate:
Operating leases	3.97%	3.81%
Rent expense was $16.0 million, $13.7 million and $12.0 million in 2025, 2024 and 2023, respectively. We did not have any lease transactions with related parties. We did not have any significant leases not yet commenced.
At December 31, 2025, future lease payments under operating leases were as follows:

(In millions)	Operating Leases
2026	$15.2
2027	11.9
2028	9.3
2029	7.0
2030	4.5
After 2030	21.4
$69.3
Less: Imputed interest	9.9
Present value of operating lease liabilities	59.4
Less: Current portion operating lease liabilities(a)	13.2
Noncurrent operating lease liabilities	$46.2
(a) Included in Other current liabilities on the Consolidated Balance Sheets.

Note 19—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the Consolidated Statements of Income. At December 31, 2025, the notional amount of open foreign currency exchange forward contracts not designated as hedging instruments was $113.4 million and there were no unrealized gains/losses on these contracts. All open foreign currency exchange forward contracts not designated as hedging instruments will mature during the first quarter of 2026.
We also use derivative foreign currency forward contracts to manage exposure to foreign exchange currency risks arising from forecasted transactions. These instruments meet the U.S. GAAP criteria for hedge accounting and are accounted for under ASC 815, Derivatives and Hedging. For hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction are specifically identified, and it is probable that each forecasted transaction will occur. If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized immediately into net income. At December 31, 2025, the notional amount of open foreign currency exchange forward contracts designated as cash flow hedges was $31.6 million. See Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss for information on unrealized loss deferred in Accumulated other comprehensive loss until the transactions related to these cash flow hedges affect earnings. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. All open foreign currency exchange forward contracts designated as cash flow hedges outstanding at will mature by December 2026.
The following table presents the Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

	December 31,
(In thousands)	2025	2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$—	$175
Foreign exchange contracts: other current liabilities	$392	$1,111

Derivatives designated as cash flow hedges:
Foreign exchange contracts: prepaid expenses and other current assets	$105	$—
Foreign exchange contracts: other current liabilities	$320	$—
The following table presents the amount and classification of the (gains) losses associated with derivative financial instruments within the Consolidated Statements of Income and Consolidated Statements of Cash Flows:

	Year ended December 31,
	2025	2024
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$(4,370)	$9,139
As of December 31, 2025, we expect approximately $0.2 million of net losses currently in Accumulated other comprehensive loss to be reclassified into net income within the next 12 months as forecasted transactions occur.

Note 20—Fair Value Measurements
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
The valuation methodologies we used to measure financial assets and liabilities were limited to the pension plan assets and the derivative financial instruments described in Note 16—Pensions and Other Post-retirement Benefits and Note 19—Derivative Financial Instruments, respectively. Valuations of these financial assets and liabilities may reflect assumptions about financial markets which may change based on economic conditions. See Note 16 for the fair value hierarchy classification of pension plan assets. We estimate the fair value of the derivative financial instruments, consisting of foreign currency forward contracts, based upon valuation models with inputs that generally can be verified by observable market conditions and do not involve significant management judgment. Accordingly, the fair values of the derivative financial instruments are classified within Level 2 of the fair value hierarchy. With the exception of our fixed rate long-term debt, we believe that the reported carrying amounts of our remaining financial assets and liabilities approximate their fair values.
The reported carrying amount of fixed rate long-term debt, including the current portion of long-term debt, was $299.3 million and $303.5 million at December 31, 2025, and 2024, respectively. The fair value of this debt was $272.5 million and $266.4 million at December 31, 2025, and 2024, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 21—Contingencies
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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the Consolidated Statements of Income as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of February 4, 2026, Globe was named as a defendant in approximately 1,288 lawsuits comprised of about 22,090 claims based on a largely common set of assertions, predominantly styled as individual personal injury claims and including several putative class actions. Certain of these lawsuits include MSA Safety Inc. or other Globe affiliates as defendants.
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
The following table reconciles the changes in the Company's accrued warranty reserve:

	December 31,
(In thousands)	2025	2024	2023
Beginning warranty reserve	$13,724	$14,288	$15,230
Warranty payments	(15,129)	(11,802)	(9,794)
Warranty claims, current	12,922	10,684	9,128
Warranty claims, preexisting	82	765	(614)
Currency translation and other adjustments	265	(211)	338
Ending warranty reserve	$11,864	$13,724	$14,288
Warranty expense for the years ended December 31, 2025, 2024 and 2023 was $13.0 million, $11.2 million and $8.9 million, respectively, and is included in Costs of products sold on the Consolidated Statements of Income.
Note 22—Quarterly Financial Information (Unaudited)

	2025
	Quarters
(In thousands, except per share amounts)	1st	2nd	3rd	4th	Year
Net sales	$421,340	$474,116	$468,445	$510,913	$1,874,814
Gross profit	193,395	220,710	217,616	239,392	871,113
Net income	59,605	62,773	69,613	86,933	278,924

Earnings per share(1)
Basic	$1.51	$1.60	$1.78	$2.22	$7.11
Diluted	1.51	1.59	1.77	2.21	7.09

	2024
	Quarters
(In thousands, except earnings per share)	1st	2nd	3rd	4th	Year
Net sales	$413,302	$462,463	$432,679	$499,696	$1,808,140
Gross profit	195,531	223,029	207,456	234,429	860,445
Net income	58,139	72,234	66,648	87,946	284,967

Earnings per share(1)
Basic	$1.48	$1.83	$1.69	$2.23	$7.24
Diluted	1.47	1.83	1.69	2.22	7.21
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
Management has excluded M&C, which represented approximately 10% and 15% of the Company's total assets and net assets as of December 31, 2025, and 2% and (2%) of total sales and net income for the year ended December 31, 2025, from its assessment of internal control over financial reporting as of December 31, 2025, because they were acquired by the Company in a purchase business combination in the second quarter of 2025. The entity is wholly-owned by MSA.
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
Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
With respect to this Part III, incorporated by reference herein pursuant to Rule 12b—23 are (1) “Election of Directors,” (2) “Executive Compensation,” (3) “Corporate Governance Matters,” (4) “Stock Ownership,” and (5) “Selection of Independent Registered Public Accounting Firm,” appearing in the Proxy Statement filed pursuant to Regulation 14A in connection with the registrant’s Annual Meeting of Shareholders to be held on May 8, 2026. The information appearing in such Proxy Statement under the caption “Audit Committee Report” and the other information appearing in such Proxy Statement and not specifically incorporated by reference herein is not incorporated herein. As to Item 10 above, also see the information reported in Part I of this Form 10-K, under the caption “Information about our Executive Officers,” which is incorporated herein by reference. As to Item 10 above, the Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer and other Company officials. The text of the Code of Ethics is available on the Company’s website at www.MSAsafety.com. Any amendment to, or waiver of, a required provision of the Code of Ethics that applies to the Company’s principal executive, financial or accounting officer will also be posted on the Company’s Internet site at that address.
As to Item 12 above, the following table sets forth information as of December 31, 2025, concerning common stock issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,217	$48.30	1,745,669	*
Equity compensation plans not approved by security holders	None	—	None
Total	2,217	48.30	1,745,669
*Includes 1,612,699 shares available for issuance under the 2023 Management Equity Incentive Plan, 79,844 shares available for issuance under the 2024 Non-Employee Directors’ Equity Incentive Plan, and 53,126 shares available for issuance under the 2014 MSA Employee Stock Purchase Plan.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements and Report of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K.
(a) 2. The following additional financial information for the three years ended December 31, 2025, is filed with the report and should be read in conjunction with the above financial statements:
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

10(b)*	Retirement Plan for Directors, as amended effective April 1, 2001, filed as Exhibit 10(a) to Form 10-Q on May 10, 2006, is incorporated herein by reference.

10(c)*	Supplemental Pension Plan as of May 5, 1998, filed as Exhibit 10(d) to Form 10-Q on August 12, 2003, is incorporated herein by reference.

10(d)*	Supplemental Pension Plan as amended and restated effective January 1, 2005, filed as Exhibit 10.3 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(e)*	2024 Non-Employee Directors’ Equity Incentive Plan, filed as Exhibit A to the registrant's definitive proxy statement dated March 28, 2024, is incorporated herein by reference.

10(f)*	MSA Safety, Inc. Executive Incentive Plan as of January 1, 2023, filed as Exhibit 10(g) to Form 10-K on February 16, 2024, is incorporated by reference.

10(g)*	Supplemental Executive Retirement Plan, effective January 1, 2008, filed as Exhibit 10.2 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(h)*	Form of Change-in-Control Severance Agreement between the registrant and its executive officers, filed as Exhibit 10.1 to Form 10-Q on April 30, 2009, is incorporated herein by reference.

10(i)*	2003 Supplemental Savings Plan, effective January 1, 2003, filed as Exhibit 10(k) to Form 10-K on February 24, 2014, is incorporated herein by reference.

10(j)*	2005 Supplemental Savings Plan, as amended and restated, effective June 1, 2022, filed as Exhibit 10(k) to Form 10-K on February 16, 2023, is incorporated herein by reference.

10(k)*
MSA Safety Incorporated Amended and Restated 2023 Management Equity Incentive Plan, filed as Appendix A to the registrant’s definitive proxy statement dated March 30, 2023, is incorporated herein by reference.

10(l)*
Form of MSA Safety Incorporated 2023 Management Equity Incentive Plan Performance Stock Unit agreement between the registrant and its executive officers, filed as Exhibit 10(l) to Form 10-K on February 14, 2025, is incorporated herein by reference.

10(m)*
Form of MSA Safety Incorporated 2023 Management Equity Incentive Plan Restricted Stock Unit agreement between the registrant and its executive officers, filed as Exhibit 10(m) to Form 10-K on February 14, 2025, is incorporated herein by reference.

10(n)*
Form of MSA Safety Incorporated 2024 Non-Employee Directors' Equity Incentive Plan Restricted Stock agreement between the registrant and Non-employee Directors', filed as Exhibit 10(n) to Form 10-K on February 14, 2025, is incorporated herein by reference.

10(o)*	2019 MSA Safety Incorporated Deferred Compensation Program for Non-employee Directors', filed as Exhibit 10(o) to Form 10-K on February 14, 2025, is incorporated herein by reference.

10(p)
Fifth Amended and Restated Credit Agreement dated as of April 1, 2025 by and among the Company, the other Borrowers party thereto, various Company subsidiaries, as guarantors, various financial institutions, as lenders, and PNC Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Form 8-K on April 4, 2025, is incorporated herein by reference.

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

10(t)
Amendment No. 2 to Third Amended and Restated Multicurrency Note Purchase and Private Shelf Agreement, dated as of June 29, 2023, among MSA Safety Incorporated, each of the Guarantors signatory hereto, PGIM, INC. and each of the holders of Notes, is filed herewith.

10(u)
Amendment No. 3 to Third Amended and Restated Multicurrency Note Purchase and Private Shelf Agreement, dated as of July 1, 2024, among MSA Safety Incorporated, each of the Guarantors signatory hereto, PGIM, INC. and each of the holders of Notes, is filed herewith.

10(v)
Amendment No. 4 to Third Amended and Restated Multicurrency Note Purchase and Private Shelf Agreement, dated as of April 1, 2025, by and among the Company, various Company subsidiaries as guarantors, PGIM, Inc. and each of the noteholders party thereto, filed as Exhibit 10.2 to Form 8-K on April 4, 2025, is incorporated herein by reference.

10(w)
Amendment No. 1 and Consent to Second Amended and Restated Master Note Facility, dated as of December 30, 2022, among MSA Safety Incorporated, each of the Guarantors signatory hereto, NYL Investors LLC and each of the holders of Notes, filed as Exhibit 10.5 to Form 8‑K on January 6, 2023, is incorporated herein by reference.

10(x)
Amendment No. 2 to Second Amended and Restated Master Note Facility, dated as of June 29, 2023, among MSA Safety Incorporated, each of the Guarantors signatory hereto, NYL Investors LLC and each of the holders of Notes, is filed herewith.

10(y)
Amendment No. 3 to Second Amended and Restated Master Note Facility, dated as of July 1, 2024, among MSA Safety Incorporated, each of the Guarantors signatory hereto, NYL Investors LLC and each of the holders of Notes, is filed herewith.

10(z)
Amendment No. 4 to Second Amended and Restated Master Note Facility, dated as of April 1, 2025, by and among the Company, various Company subsidiaries as guarantors, NYL Investors LLC and each of the noteholders party thereto, filed as Exhibit 10.3 to Form 8-K on April 4, 2025, is incorporated herein by reference.

19	MSA Safety Incorporated Global Insider Trading Policy filed as Exhibit 19 to Form 10-K on February 14, 2025, is incorporated herein by reference.

21	Affiliates of the registrant is filed herewith.

23	Consent of Ernst & Young LLP, independent registered public accounting firm is filed herewith.

31.1	Certification of Steven C. Blanco pursuant to Rule 13a-14(a) is filed herewith.

31.2	Certification of Julie A. Beck pursuant to Rule 13a-14(a) is filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.§1350 is filed herewith.

97	MSA Safety Incorporated Mandatory Recoupment Policy filed as Exhibit 97 to Form 10-K on February 16, 2023 is incorporated herein by reference.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*The exhibits marked by an asterisk are management contracts or compensatory plans or arrangements.
Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSA SAFETY INCORPORATED

February 12, 2026	By	/s/ STEVEN C. BLANCO
(Date)		Steven C. Blanco President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN C. BLANCO Steven C. Blanco	President and Chief Executive Officer (Principal Executive Officer)	February 12, 2026

/S/ JULIE A. BECK Julie A. Beck	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 12, 2026

/S/ JONATHAN D. BUCK Jonathan D. Buck	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 12, 2026

/S/ ROBERT A. BRUGGEWORTH Robert A. Bruggeworth	Director	February 12, 2026

/S/ GREGORY B. JORDAN Gregory B. Jordan	Director	February 12, 2026

/S/ WILLIAM M. LAMBERT William M. Lambert	Director	February 12, 2026

/S/ DIANE M. PEARSE Diane M. Pearse	Director	February 12, 2026

/S/ SANDRA L. PHILLIPS Sandra L. Phillips	Director	February 12, 2026

/s/ LUCA SAVI Luca Savi	Director	February 12, 2026

/S/ WILLIAM R. SPERRY William R. Sperry	Director	February 12, 2026

/S/ NISHAN J. VARTANIAN Nishan J. Vartanian	Director	February 12, 2026

SCHEDULE II
MSA SAFETY INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2025

	2025	2024	2023
	(In thousands)
Allowance for credit loss:
Balance at beginning of year	$8,047	$7,065	$6,769
Additions—
Charged to costs and expenses	3,478	2,627	1,899
Deductions—
Deductions from reserves, net (1)(2)	1,239	1,645	1,603
Balance at end of year	$10,286	$8,047	$7,065
Income tax valuation allowance:
Balance at beginning of year	$4,815	$9,671	$10,017
Additions—
Charged to costs and expenses (3)	1,454	1,113	2,673
Deductions—
Deductions from reserves (3)	1,805	5,969	3,019
Balance at end of year	$4,464	$4,815	$9,671
(1)Bad debts written off, net of recoveries.
(2)Activity for 2025, 2024 and 2023 includes currency translation gains of $239, $1,408 and $1,368, respectively.
(3)Activity for 2025, 2024 and 2023 includes currency translation gains of $156, $218 and $16, respectively.