Form 10-Q
period 2026-03-31
MSA Safety Inc
filed 2026-05-05
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2026
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
As of May 1, 2026, 38,604,089 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended March 31,
(In thousands, except per share values)	2026	2025
Net sales	$463,632	$421,340
Cost of products sold	244,051	227,945
Gross profit	219,581	193,395

Selling, general and administrative	107,684	93,965
Research and development	16,355	15,669
Restructuring charges (Note 4)	2,329	1,924
Currency exchange losses, net	199	4,076
Operating income	93,014	77,761

Interest expense	7,703	6,835
Other income, net	(7,681)	(7,023)
Total other expense (income), net	22	(188)

Income before income taxes	92,992	77,949
Provision for income taxes (Note 11)	21,723	18,344
Net income	$71,269	$59,605

Earnings per share attributable to common shareholders (Note 10):
Basic	$1.83	$1.51
Diluted	$1.83	$1.51
Dividends per common share	$0.53	$0.51

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2026	2025
Net income	$71,269	$59,605
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (Note 7)	(6,074)	22,537
Pension and post-retirement plan adjustments, net of tax (Note 7)	328	201
Unrealized losses on cash flow hedges (Note 7)	(155)	—
Total other comprehensive (loss) income, net of tax	(5,901)	22,738
Comprehensive income	$65,368	$82,343

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$180,158	$165,067
Trade receivables, less allowance for credit loss of $10,404 and $10,286	325,011	306,452
Inventories (Note 5)	352,314	343,035
Prepaid expenses and other current assets	34,189	54,738
Total current assets	891,672	869,292

Property, plant and equipment, net (Note 6)	278,056	283,063
Operating lease right-of-use assets, net	56,437	56,930
Prepaid pension cost (Note 16)	285,283	279,450
Deferred tax assets (Note 11)	20,491	20,991
Goodwill (Note 14)	727,440	731,592
Intangible assets, net (Note 14)	291,991	299,127
Other noncurrent assets	12,616	13,929
Total assets	$2,563,986	$2,554,374

Liabilities
Notes payable and current portion of long-term debt (Note 13)	$8,074	$8,225
Accounts payable	118,348	110,775
Employees’ compensation	45,089	57,640
Other current liabilities	109,756	112,571
Total current liabilities	281,267	289,211

Long-term debt, net (Note 13)	605,075	572,709
Pensions (Note 16) and other employee benefits	141,788	143,834
Noncurrent operating lease liabilities	45,200	46,151
Deferred tax liabilities (Note 11)	127,000	127,540
Other noncurrent liabilities	8,296	7,917
Total liabilities	$1,208,626	$1,187,362

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 8)	$3,569	$3,569
Common stock, no par value (Note 8)	344,328	343,842
Treasury shares, at cost (Note 8)	(541,793)	(484,848)
Accumulated other comprehensive loss (Note 7)	(47,682)	(41,781)
Retained earnings	1,596,938	1,546,230
Total shareholders’ equity	1,355,360	1,367,012
Total liabilities and shareholders’ equity	$2,563,986	$2,554,374

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating Activities
Net income	$71,269	$59,605
Depreciation and amortization	18,352	16,251
Stock-based compensation (Note 12)	3,812	2,629
Pension income (Note 16)	(4,378)	(3,848)
Deferred income tax benefit (Note 11)	—	(83)
Loss on asset dispositions, net	160	8
Pension contributions (Note 16)	(2,229)	(1,832)
Currency exchange losses, net	199	4,076
Changes in:
Trade receivables	(19,120)	(13,727)
Inventories (Note 5)	(8,689)	(4,422)
Accounts payable	7,457	8,502
Other current assets and liabilities	7,485	(5,173)
Other noncurrent assets and liabilities	1,369	(153)
Cash Flow From Operating Activities	75,687	61,833
Investing Activities
Capital expenditures	(10,587)	(10,784)
Property disposals and other investing	34	18
Cash Flow Used in Investing Activities	(10,553)	(10,766)
Financing Activities
Proceeds from long-term debt (Note 13)	296,000	246,000
Payments on long-term debt (Note 13)	(262,240)	(253,466)
Cash dividends paid	(20,561)	(20,033)
Company stock purchases (Note 8)	(60,444)	(18,343)
Exercise of stock options (Note 8)	22	230
Cash Flow Used in Financing Activities	(47,223)	(45,612)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,568)	743
Change in cash, cash equivalents and restricted cash	15,343	6,198
Beginning cash, cash equivalents and restricted cash	165,992	165,097
Ending cash, cash equivalents and restricted cash	$181,335	$171,295

Supplemental cash flow information:
Cash and cash equivalents	$180,158	$170,617
Restricted cash included in prepaid expenses and other current assets	1,177	678
Total cash, cash equivalents and restricted cash	$181,335	$171,295

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands, except per share values)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances December 31, 2025	$1,546,230	$(41,781)
Net income	71,269	—
Foreign currency translation adjustments	—	(6,074)
Pension and post-retirement plan adjustments, net of tax benefit of $44	—	328
Unrecognized net loss on cash flow hedges (Note 17)	—	(155)
Common dividends ($0.53 per share)	(20,551)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances March 31, 2026	$1,596,938	$(47,682)

Balances December 31, 2024	$1,349,650	$(141,649)
Net income	59,605	—
Foreign currency translation adjustments	—	22,537
Pension and post-retirement plan adjustments, net of tax benefit of $191	—	201
Common dividends ($0.51 per share)	(20,023)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances March 31, 2025	$1,389,222	$(118,911)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1—Basis of Presentation
The condensed consolidated financial statements of MSA Safety Incorporated and its subsidiaries (“MSA” or “the Company”) are unaudited. These unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. The December 31, 2025, Balance Sheet data was derived from the audited Consolidated Balance Sheets, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). This Form 10-Q report should be read in conjunction with MSA's Form 10-K for the year ended December 31, 2025, which includes all disclosures required by U.S. GAAP.
In the first quarter 2026, the Company early adopted Accounting Standards Update ("ASU") 2025‑06, Targeted Improvements to the Accounting for Internal-Use Software. The ASU updates guidance related to recognition and capitalization costs incurred to develop or obtain internal-use software, including certain cloud-based software arrangements, and clarifies related disclosure requirements. The company adopted the ASU prospectively as of January 1, 2026, in accordance with the transition provisions of the standard. Accordingly, amounts capitalized prior to the adoption date were not adjusted, and the new guidance applies only to qualifying costs incurred after adoption. Therefore, the adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements for the quarter ended March 31, 2026.
Note 2—Revenue Recognition
We are the global leader in advanced industrial safety technology products and solutions and generate revenue primarily from manufacturing and selling a comprehensive line of safety products and solutions to protect the health and safety of workers and facility infrastructures around the world. Our customers generally fall into two categories: distributors and end-users. All customer categories have similar nature, timing and uncertainty related to cash flows. As a result, the underlying principles of revenue recognition are identical for both categories of customers.
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
For managed fire service contracts, revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Maintenance revenue, which is considered a non-lease component, and interest are recognized monthly over the lease term. As of March 31, 2026, remaining maintenance performance obligations for managed fire service contracts were $27.0 million, which are expected to be recognized as revenue over the remaining contract lives which are primarily two years.
Lease revenues and interest earned by the Company, which are included in the unaudited Condensed Consolidated Statements of Income, were not material for the three month period ended March 31, 2026, or 2025.
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
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Income.

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
The Company's net cash pool position consisted of the following:

(In thousands)	March 31, 2026
Gross cash pool position	$92,201
Less: cash pool borrowings	(87,696)
Net cash pool position	$4,505
Note 4—Restructuring Charges
During the three months ended March 31, 2026, we recorded $2.3 million of restructuring charges. Americas segment restructuring charges of $0.4 million during the three months ended March 31, 2026, were related to footprint optimization. International segment restructuring charges of $0.6 million during the three months ended March 31, 2026, were primarily related to ongoing initiatives to right-size the organization in response to macroeconomic conditions. Corporate related restructuring charges of $1.3 million during the three months ended March 31, 2026, were related to management restructuring.
During the three months ended March 31, 2025, we recorded restructuring charges of $1.9 million. Americas segment restructuring charges of $0.4 million during the three months ended March 31, 2025, were related to initiatives to right-size the organization in response to macroeconomic conditions. International segment restructuring charges of $0.9 million during the three months ended March 31, 2025, were primarily related to ongoing initiatives to optimize our manufacturing footprint and initiatives to right-size the organization in response to macroeconomic conditions. Corporate related restructuring charges of $0.6 million during the three months ended March 31, 2025, were related to initiatives to right-size the organization in response to macroeconomic conditions.
Restructuring reserves are included in Other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas segment	International segment	Corporate	Total
Reserve balances at December 31, 2024	$0.2	$3.2	$—	$3.4
Restructuring charges	1.2	1.7	1.0	3.9
Currency translation	—	0.4	—	0.4
Cash payments / utilization	(0.6)	(2.8)	(1.0)	(4.4)
Reserve balances at December 31, 2025	$0.8	$2.5	$—	$3.3
Restructuring charges	0.4	0.6	1.3	2.3
Cash payments	(0.4)	(0.7)	(0.1)	(1.2)
Reserve balances at March 31, 2026	$0.8	$2.4	$1.2	$4.4
Note 5—Inventories
The following table sets forth the components of inventory:

(In thousands)	March 31, 2026	December 31, 2025
Raw materials and supplies	$220,168	$228,374
Finished products	113,363	99,266
Work in process	18,783	15,395
Total inventories	$352,314	$343,035

Note 6—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	March 31, 2026	December 31, 2025
Land	$9,486	$9,549
Buildings	211,192	212,145
Machinery and equipment	531,850	565,082
Construction in progress	24,612	24,964
Total	777,140	811,740
Less: accumulated depreciation	(499,084)	(528,677)
Property, plant and equipment, net	$278,056	$283,063

Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Pension and other post-retirement benefits (a)
Balance at beginning of period	$21,184	$(11,390)
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service cost (Note 16)	40	32
Recognized net actuarial losses (Note 16)	332	360
Tax benefit	(44)	(191)
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	328	201
Balance at end of period	$21,512	$(11,189)
Foreign currency forward cash flow hedges
Balance at beginning of period	$(215)	$—
Unrealized losses on cash flow hedges (Note 17)	(155)	—
Balance at end of period	$(370)	$—
Foreign currency translation
Balance at beginning of period	$(62,750)	$(130,259)
Foreign currency translation adjustments	(6,074)	22,537
Balance at end of period	$(68,824)	$(107,722)
(a) Amounts reclassified from accumulated other comprehensive loss (“AOCL”) into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 16—Pensions and Other Post-retirement Benefits).

Note 8—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock, which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both March 31, 2026, and December 31, 2025. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the three months ended March 31, 2026, or 2025. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of March 31, 2026, or December 31, 2025.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of March 31, 2026, and December 31, 2025. No new shares were issued during the three months ended March 31, 2026, or 2025. There were 38,731,722 and 38,912,629 shares outstanding at March 31, 2026, and December 31, 2025, respectively.
Treasury Shares - The Company's 2026 stock repurchase program authorizes up to $500.0 million to repurchase MSA common stock in the open market and in private transactions. The stock repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the three months ended March 31, 2026, and 2025, the Company repurchased 277,270 and 62,125 shares, respectively, under this and the prior stock repurchase program. There were 23,349,669 and 23,168,762 treasury shares at March 31, 2026, and December 31, 2025, respectively.
The Company issues treasury shares for all stock-based benefit plans. Shares are issued from treasury at the average treasury share cost on the date of the transaction. There were 150,196 and 153,734 Treasury shares issued for these purposes during the three months ended March 31, 2026, and 2025, respectively.
Common stock activity is summarized as follows:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$343,842	$(483,248)	$329,953	$(396,604)
Stock compensation expense	3,812	—	2,629	—
Restricted and performance stock awards	(3,338)	3,338	(2,642)	2,642
Stock options exercised	12	10	137	93
Treasury shares purchased for stock compensation programs	—	(9,847)	—	(8,347)
Share repurchase program	—	(50,447)	—	(9,996)
Balance at end of period	$344,328	$(540,194)	$330,077	$(412,212)
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
The Company's sales are allocated to each segment based primarily on the destination country of the end-customer.
Adjusted operating income is the measure used by the chief operating decision maker, identified as our President and Chief Executive Officer, to evaluate reportable segment performance and identify opportunities when allocating resources. Adjusted operating income is defined as operating income excluding restructuring charges, currency exchange, transaction costs and acquisition-related amortization.

The accounting principles applied at the operating segment level in determining the segment measure of profit or loss are the same as those applied at the unaudited condensed consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.
Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate/Reconciling Items(a)		Consolidated Totals
Three Months Ended March 31, 2026
Net sales to external customers	$325,238	$138,394	$—		$463,632
Less:
Cost of products sold	160,932	79,728	—
Selling, general and administrative	56,540	37,420	11,536
Research and development	9,640	6,715	—
Adjusted operating income	98,126	14,531
Noncash items:
Depreciation and amortization	12,160	5,973	219		18,352
Pension (income) expense	(5,427)	1,049	—		(4,378)
Total Assets	1,660,427	949,179	(45,620)	(b)	2,563,986
Capital expenditures	7,658	2,286	643		10,587
Three Months Ended March 31, 2025
Net sales to external customers	$293,160	$128,180	$—		$421,340
Less:
Cost of products sold	154,180	71,479	—
Selling, general and administrative	50,918	31,693	9,899
Research and development	9,369	6,300	—
Adjusted operating income	78,693	18,708
Noncash items:
Depreciation and amortization	11,517	4,505	229		16,251
Pension (income) expense	(4,695)	847	—		(3,848)
Total Assets	1,481,750	699,029	55,106		2,235,885
Capital expenditures	8,791	1,850	143		10,784
(a) Corporate/Reconciling items consist primarily of corporate expenses and other items not directly attributable to reportable segments.
(b) Negative Corporate/Reconciling items driven primarily by bank overdrafts under our notional cash pooling arrangement. Refer to Note 3—Cash and Cash Equivalents for further details.

A reconciliation of total Adjusted operating income from reportable segments to Income before income taxes is presented in the following table:

	Three Months Ended March 31,
(In thousands)	2026	2025
Adjusted operating income from reportable segments	$112,657	$97,401
Less:
Corporate expenses	11,536	9,899
Restructuring charges (Note 4)	2,329	1,924
Currency exchange losses, net	199	4,076
Interest expense	7,703	6,835
Other income, net	(7,681)	(7,023)
Acquisition-related amortization	3,392	2,286
Transaction costs(a)	2,187	1,455
Income before income taxes	$92,992	$77,949
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of or in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total sales by product group was as follows:

Three Months Ended March 31, 2026	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$180,842	39%	$123,975	38%	$56,867	41%
Fire Service (b)	159,271	34%	116,092	36%	43,179	31%
Industrial PPE and Other (c)	123,519	27%	85,171	26%	38,348	28%
Total	$463,632	100%	$325,238	100%	$138,394	100%

Three Months Ended March 31, 2025	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$161,070	38%	$109,891	37%	$51,179	40%
Fire Service (b)	150,616	36%	105,907	36%	44,709	35%
Industrial PPE and Other (c)	109,654	26%	77,362	27%	32,292	25%
Total	$421,340	100%	$293,160	100%	$128,180	100%
(a) Detection includes Fixed Gas and Flame Detection and Portable Gas Detection. Detection includes the sales of the acquired M&C TechGroup and its affiliated companies (“M&C”), from May 6th, 2025, onward (Americas and International). Refer to Note 15—Acquisitions for further information.
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

	Three Months Ended March 31,
(In thousands, except per share values)	2026	2025
Net income	$71,269	$59,605
Preferred stock dividends	(10)	(10)
Net income attributable to common equity	71,259	59,595
Dividends and undistributed earnings allocated to participating securities	(7)	(5)
Net income attributable to common shareholders	$71,252	$59,590

Basic weighted-average shares outstanding	38,859	39,334
Stock-based compensation awards	127	167
Diluted weighted-average shares outstanding	38,986	39,501
Antidilutive shares	—	—
Earnings per share:
Basic	$1.83	$1.51
Diluted	$1.83	$1.51
Note 11—Income Taxes
The Company's effective tax rate for the three months ended March 31, 2026, was 23.4%, which differs from the U.S. federal statutory rate of 21%, primarily due to state income taxes. The Company's effective tax rate for the three months ended March 31, 2025, was 23.5%, which differs from the U.S. federal statutory rate of 21%, primarily due to state income taxes.
At March 31, 2026, the Company had a gross liability for unrecognized tax benefits of $4.3 million. The Company has recognized tax benefits associated with these liabilities of $1.5 million at March 31, 2026. The gross liability includes amounts associated with domestic and foreign tax exposure in prior periods.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $0.5 million at March 31, 2026.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
On July 4, 2025, the United States enacted into law the One, Big, Beautiful Bill Act (“the Act”). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Act did not have a material impact on the financial statements for the quarter ended March 31, 2026.

Note 12—Stock Plans
The 2023 Management Equity Incentive Plan and its predecessor, the 2016 Management Equity Incentive Plan, provide for various forms of stock-based compensation for eligible employees through, in the case of the 2023 Management Equity Incentive Plan, May 2033, including stock options, restricted stock awards, restricted stock units and performance stock units. The 2024 Non-Employee Directors’ Equity Incentive Plan and its predecessor, the 2017 Non-Employee Directors’ Equity Incentive Plan, provide for grants of stock options and restricted stock to non-employee directors through, in the case of the 2024 Non-Employee Directors’ Equity Incentive Plan, May 2034. The 2014 MSA Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase the Company's shares of common stock at a 15% discount from the fair market value, semi-annually, from the stock market. The ESPP is considered a compensatory plan. The discount is recorded as a component of selling, general and administrative expense in the Company's unaudited Condensed Consolidated Statements of Income.
Stock compensation expense, included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income, is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Stock compensation expense	$3,812	$2,629
Income tax benefit	911	649
Stock compensation expense, net of tax	$2,901	$1,980
We have not capitalized any stock-based compensation expense.
A summary of stock option activity for the three months ended March 31, 2026, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2026	2,217	$48.30
Exercised	(500)	44.50
Outstanding and exercisable at March 31, 2026	1,717	$49.41
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the three months ended March 31, 2026, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2026	168,387	$159.38
Granted	51,321	193.05
Vested	(39,371)	134.35
Forfeited	(6,812)	178.61
Unvested at March 31, 2026	173,525	$174.27
The final number of shares to be issued for performance stock units granted in the first quarter of 2026 may range from 0% to 200% of the target award based on achieving the specified performance targets over the performance period, including a relative TSR metric. Performance stock units that include a market condition are valued at an estimated fair value using a Monte Carlo model. The following weighted average assumptions were used in estimating the fair value of the performance stock units granted in the first quarter of 2026:

Fair value per unit	$223.21
Risk-free interest rate	3.52%
Expected dividend yield	1.27%
Expected volatility	23.2%
MSA stock beta	0.725

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
A summary of performance stock unit activity for the three months ended March 31, 2026, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2026	151,552	$153.00
Granted	51,565	222.96
Performance adjustments(a)	49,804	131.46
Vested	(111,975)	131.46
Forfeited	(7,332)	185.19
Unvested at March 31, 2026	133,614	$188.25
(a)Performance adjustments relate primarily to the final number of shares issued for the 2023 performance unit awards which vested in the first quarter of 2026 at 180% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's total shareholder return during the three-year performance period.

Note 13—Long-Term Debt

(In thousands)	March 31, 2026	December 31, 2025
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$40,304	$49,278
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,781	99,776
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,781	99,776
Senior revolving credit facility maturing in 2030, net of debt issuance costs	323,313	282,137
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,970	49,967
Total	613,149	580,934
Amounts due within one year	8,074	8,225
Long-term debt, net of debt issuance costs	$605,075	$572,709
On April 1, 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Revolving Credit Facility” or “Facility”) with a capacity of $1.3 billion. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on Secured Overnight Financing Rate (“SOFR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate (iii) the Daily Simple SOFR rate, plus 1.00%. The Company pays a credit spread of 0 to 175 basis points based on the Company’s net leverage ratio and elected rate (BASE or SOFR). The Company has a weighted average revolver interest rate of 4.43% as of March 31, 2026. At March 31, 2026, $972.3 million of the existing $1.3 billion revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $500.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2024, the Company entered into Amendment No. 3 to the Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036, and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of March 31, 2026, the Company has outstanding £30.5 million (approximately $40.4 million at March 31, 2026) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $8.1 million at March 31, 2026) due annually through January 2031.
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
On June 29, 2023, the Company issued $50 million of 5.25% Series B Senior Notes due July 1, 2028, pursuant to the NYL Note Facility (the “Notes”). The Notes bear interest at 5.25% per annum, payable semi-annually, and mature on July 1, 2028. The Notes provide for a principal payment of $25 million on July 1, 2027, with the remaining $25 million due on July 1, 2028. The Notes may be redeemed at the Company’s option prior to their maturity at a make-whole redemption price calculated as provided in the NYL Note Facility. The proceeds of the Notes were used on June 29, 2023, to pay down an equivalent amount of borrowings under the Company’s Revolving Credit Facility with PNC Bank, National Association, as Administrative Agent.
The Revolving Credit Facility, Prudential Note Agreement and NYL Note Facility require the Company to comply with specified financial covenants, including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00, and a consolidated leverage ratio not to exceed 3.50 to 1.00; except during an acquisition period, defined as four consecutive fiscal quarters beginning with the quarter of acquisition, in which case the consolidated net leverage ratio shall not exceed 4.00 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the agreements contain negative covenants limiting the ability of the Company and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of the Company's or its subsidiaries' business.
As of March 31, 2026, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2026, totaling $7.7 million, of which $1.5 million relate to the Revolving Credit Facility. The letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. As of March 31, 2026, the Company has $1.2 million of restricted cash in support of these arrangements.
On May 6, 2025, the Company acquired M&C in a transaction valued at approximately $189 million, net of cash acquired. Refer to Note 15—Acquisitions for further information. The acquisition was financed by $137.3 million under the Revolving Credit Facility and cash on hand.
Note 14—Goodwill and Intangible Assets, Net
Changes in goodwill during the three months ended March 31, 2026, were as follows:

(In thousands)	Goodwill
Balance at January 1, 2026	$731,592
Currency translation	(4,152)
Balance at March 31, 2026	$727,440
At March 31, 2026, goodwill of $481.4 million and $246.0 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net, during the three months ended March 31, 2026, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2026	$299,127
Amortization expense	(5,477)
Currency translation	(1,659)
Net balance at March 31, 2026	$291,991
At March 31, 2026, intangible assets, net, includes a trade name related to Globe Manufacturing Company, LLC (“Globe”) with an indefinite life totaling $60.0 million.

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
The following table summarizes the preliminary fair values of M&C’s assets acquired and liabilities assumed at the acquisition date:

(In millions)	May 6, 2025
Current assets (including cash of $10.0)	$38.8
Property, plant and equipment and other noncurrent assets	50.0
Customer relationships and other intangible assets	66.6
Goodwill	91.6
Total assets acquired	$247.0
Deferred tax liability	(24.9)
Other liabilities	(22.8)
Total liabilities assumed	$(47.7)
Net assets acquired	$199.3
The amounts in the table above are substantially complete, but subject to change through the second quarter of 2026 based on management's continued review of estimates and assumptions reflected in preliminary valuation data or receipt of additional information related to tax balances and liabilities assumed.
Assets acquired and liabilities assumed in connection with the acquisition were recorded at their preliminary fair values. Fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade name and developed technologies and the cost approach for assembled workforce, which is included in goodwill. Assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates and amortization tax benefits, capital spending, discount rates, customer attrition rates, technology obsolescence assumptions and working capital changes. Cash flow forecasts were generally based on M&C pre-acquisition forecasts, coupled with estimated MSA financial synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, developed technology, and trade name acquired in the M&C transaction are being amortized over periods of 20 years, 8 years, and 20 years, respectively. Estimated future amortization expense related to the identifiable intangible assets is approximately $3 million for the remainder of 2026, approximately $4 million annually for 2027 through 2030, and $43.8 million thereafter.
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

The operating results of this acquisition have been included in our unaudited condensed consolidated financial statements from the acquisition date through March 31, 2026. Our results for the three months ended March 31, 2026, include sales and net income of $14.9 million and $0.4 million, respectively, attributable to this acquisition.

Note 16—Pensions and Other Post-retirement Benefits
Components of Net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2026	2025	2026	2025
Three Months Ended March 31,
Service cost	$2,013	$1,994	$21	$31
Interest cost	5,782	5,934	227	276
Expected return on plan assets	(12,418)	(12,005)	—	—
Amortization of prior service cost	40	32	—	—
Recognized net actuarial losses	205	197	127	163
Net periodic benefit (income) cost (a)	$(4,378)	$(3,848)	$375	$470
(a) Components of Net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Income.

We made contributions of $2.2 million and $1.8 million to our pension plans during the three months ended March 31, 2026, and 2025, respectively. We expect to make net contributions between $8 million and $10 million to our pension plans in 2026, which are primarily associated with statutorily required plans in the International reporting segment.
Note 17—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting but have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the unaudited Condensed Consolidated Statements of Income. The notional amount of open forward contracts not designated as hedging instruments was $109.2 million and $113.4 million at March 31, 2026, and December 31, 2025, respectively.
We also use derivative foreign currency forward contracts to manage exposure to foreign exchange currency risks arising from forecasted transactions. These instruments meet the U.S. GAAP criteria for hedge accounting and are accounted for under ASC 815, Derivatives and Hedging. For hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction are specifically identified, and it is probable that each forecasted transaction will occur. If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized immediately into net income. At March 31, 2026, and December 31, 2025, the notional amount of open foreign currency exchange forward contracts designated as cash flow hedges was $23.7 million and $31.6 million, respectively. See Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss for information on unrealized loss deferred in Accumulated other comprehensive loss until the transactions related to these cash flow hedges affect earnings. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. All open foreign currency exchange forward contracts designated as cash flow hedges outstanding at March 31, 2026, will mature by December 2026.

The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	March 31, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$360	$—
Foreign exchange contracts: other current liabilities	132	392
Derivatives designated as cash flow hedges:
Foreign exchange contracts: prepaid expenses and other current assets	$49	$105
Foreign exchange contracts: other current liabilities	419	320
The following table presents the amount and classification of the net (gain) associated with derivative financial instruments within the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$(835)	$(2,634)
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
The reported carrying amount of our fixed rate long-term debt, including the current portion of long-term debt, was $290.4 million and $299.3 million at March 31, 2026, and December 31, 2025, respectively. The fair value of this debt was $260.0 million and $272.5 million at March 31, 2026, and December 31, 2025, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
Note 19—Commitments and Contingencies
Product liability
The Company and its subsidiaries face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect.

Single incident product liability claims. Single incident product liability claims involve incidents of short duration that are typically known when they occur and involve observable injuries, which provide an objective basis for quantifying damages. Management has established reserves for the single incident product liability claims of the Company's various subsidiaries, including asserted single incident product liability claims and incurred but not reported (“IBNR”) single incident claims. To determine the reserves, Management makes reasonable estimates of losses for single incident claims based on the number and characteristics of asserted claims, historical experience, sales volumes, expected settlement costs, and other relevant information.
Cumulative trauma product liability claims. Cumulative trauma product liability claims involve alleged exposures to harmful substances (e.g., silica, asbestos and coal dust) that occurred years ago and may have developed over long periods of time into diseases such as silicosis, asbestosis, mesothelioma, or coal worker’s pneumoconiosis. A former subsidiary of the Company, Mine Safety Appliances Company, LLC (“MSA LLC”), which was divested on January 5, 2023, under a membership interest purchase agreement (the “Purchase Agreement”) with Sag Main Holdings LLC (the “Purchaser”), as further described in the Company’s Current Report on Form 8-K filed on January 6, 2023, has been named as a defendant in various lawsuits related to such claims. These lawsuits mainly involve respiratory protection products allegedly manufactured and sold by MSA LLC or its predecessors.
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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Income as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of April 30, 2026, Globe was named as a defendant in 1,275 lawsuits comprised of about 21,619 claims based on a largely common set of assertions, predominantly styled as individual personal injury claims and including several putative class actions. Certain of these lawsuits include MSA Safety Inc. or other Globe affiliates as defendants.
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

The following table reconciles changes in the Company's accrued warranty reserve:

(In thousands)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Beginning warranty reserve	$11,864	$13,724
Warranty payments	(3,737)	(15,129)
Warranty claims, current	4,148	12,922
Warranty claims, preexisting	156	82
Currency translation	(4)	265
Ending warranty reserve	$12,427	$11,864
Warranty expense was $4.3 million and $3.2 million for the three months ended March 31, 2026, and 2025, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.
Note 20—Subsequent Event
On May 5, 2026, MSA and Aegir Safety Holdings AS, an indirect wholly owned subsidiary of MSA, entered into an agreement to acquire Autronica Buyer Norway AS and its affiliated companies (referred to herein collectively as “Autronica”). for approximately $555 million in cash. Headquartered in Norway and employing approximately 500 employees worldwide, Autronica is a designer, manufacturer and supplier of fire detection, gas detection and alarm systems. Autronica serves the critical infrastructure, energy and maritime sectors. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions and regulatory approvals, and will be funded through a combination of cash on hand and borrowings under our existing credit facility.

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
BUSINESS OVERVIEW
MSA Safety Incorporated is the global leader in advanced industrial safety technology products and solutions. Driven by its singular mission of safety, the Company has been at the forefront of safety innovation since 1914, protecting workers and facility infrastructure around the world across a broad range of diverse end markets while creating sustainable value for shareholders. MSA Safety operates through its Accelerate strategy, leveraging the MSA Business System (MBS) to drive continuous improvement, profitable above-market growth, and balanced capital allocation within a high-performance culture.
The Company's comprehensive products and solutions, governed by rigorous safety standards across highly regulated industries, are used across a broad range of markets, including fire service, energy, utilities, construction, and industrial manufacturing, as well as heating, ventilation, air conditioning, and refrigeration (“HVAC-R”). The Company's principal product categories are detection, fire service, and industrial personal protective equipment (“PPE”).
Detection includes fixed gas and flame detection (“FGFD”) systems and portable gas detection instruments; fire service includes self-contained breathing apparatus (“SCBA”), protective apparel and helmets; and industrial PPE includes industrial head protection and fall protection devices. In addition to its principal product categories, MSA continues to deploy and expand its MSA+™ ecosystem, a sophisticated Hardware-enabled Software-as-a-Service ("HeSaaS") model that provides a turnkey approach by integrating MSA’s hardware with cloud-based software and support services, while delivering recurring revenue.
A detailed listing of our significant product offerings in the aforementioned product groups above is included in MSA's Annual Report on Form 10-K for the year ended December 31, 2025.
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
International. Our International segment includes companies in Europe, the Middle East and Africa (“EMEA”) and the Asia Pacific region. In our largest International subsidiaries (in Germany, France, U.K., Ireland and China), we develop, manufacture and sell a wide variety of products. In China, the products manufactured are sold primarily in China as well as in regional markets. Operations in other International segment countries focus primarily on sales and distribution in their respective home country markets. Although some of these companies may perform limited production, most of their sales are of products manufactured in our plants in Germany, France, the U.S., U.K., Ireland, Mexico, Morocco and China or are purchased from third-party vendors.
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

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
Net Sales. Net sales for the three months ended March 31, 2026, were $463.6 million, an increase of $42.3 million, or 10.0%, compared to $421.3 million in the same period of 2025. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Three Months Ended March 31,		Dollar Increase	Percent Increase
(In millions, except percentage change)	2026	2025
Consolidated	$463.6	$421.3	$42.3	10.0%
Americas	325.2	293.1	32.1	11.0%
International	138.4	128.2	10.2	8.0%

Net Sales	Three Months Ended March 31, 2026, versus March 31, 2025
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	11.0%	8.0%	10.0%
Currency translation effects	(1.9)%	(7.3)%	(3.7)%
Acquisitions	(1.9)%	(7.5)%	(3.5)%
Organic change	7.2%	(6.8)%	2.8%
Note: Organic sales change is a non-GAAP financial measure. See the “Non-GAAP Financial Measures” section below.
Net sales for the Americas segment were $325.2 million in the three months ended March 31, 2026, an increase of $32.1 million, or 11.0%, compared to $293.1 million in the same period of 2025. Organic sales in the Americas segment increased 7.2% during the period, driven by growth in all three product groups with high single digit expansion in both detection and fire service. M&C added $5.3 million of sales to the Americas segment during the period.
Net sales for the International segment were $138.4 million in the three months ended March 31, 2026, an increase of $10.2 million, or 8.0%, compared to $128.2 million in the same period of 2025. Organic sales in the International segment decreased 6.8% during the period, resulting from double-digit decline in fire service and detection largely driven by order timing, economic conditions in Europe, and the conflict in the Middle East partially offset by growth in industrial PPE. M&C added $9.6 million of sales to the International segment during the period.
The operating environment continues to be dynamic with continued macroeconomic, tariff and geopolitical uncertainty, particularly surrounding the conflict in the Middle East. We expect to generate full-year mid-single digit organic sales growth in 2026. We anticipate ongoing momentum in portable gas detection and fall protection as key growth drivers, as well as SCBA, which should benefit, in part, from the timing delays in 2025 that shifted some business to 2026. Furthermore, pricing actions in 2025 and 2026, along with moderate volume growth, should also support our outlook. Overall backlog remains healthy, and we have a solid commercial pipeline.
MSA has applied for International Emergency Economic Powers Act ("IEEPA") tariff refunds through US Customs and Border Protection’s (“CBP”) newly developed Consolidated Administration and Processing of Entries (“CAPE”) functionality within its Automated Commercial Environment (“ACE”) Portal. CBP has indicated refunds would be issued within 60-90 days of IEEPA tariff claim acceptance, but it is possible that our submission may not be accepted or that delays could occur for a variety of reasons. As of March 31, 2026, the Company has not recorded any amount related to potential tariff refunds in our unaudited condensed consolidated financial statements.
Refer to Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the three months ended March 31, 2026, was $219.6 million, an increase of $26.2 million or 13.5%, compared to $193.4 million in the same period of 2025. The ratio of gross profit to net sales was 47.4% during the three months ended March 31, 2026, compared to 45.9% in the same period of 2025. The increase in gross profit margin is primarily related to price realization, productivity, product mix, and favorable transactional foreign currency partially offset by inflation, tariffs and additional amortization related to the M&C acquisition.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $107.7 million during the three months ended March 31, 2026, an increase of $13.7 million or 14.6%, compared to $94.0 million in the same period of 2025. Overall, SG&A expenses were 23.2% of net sales during the three months ended March 31, 2026, compared to 22.3% of net sales in the same period of 2025. SG&A includes $5.5 million of expenses associated with M&C operations and $2.2 million of strategic transaction costs. Organic SG&A increased $4.3 million or 4.6%, driven primarily by higher variable compensation largely due to the cancellation of unvested equity awards in the prior period in accordance with plan terms, higher professional service costs and inflation.
Please refer to the selling, general, and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Three Months Ended March 31, 2026, versus March 31, 2025
(Percent Change)	Consolidated
GAAP reported change	14.6%
Currency translation effects	(3.5)%
Acquisitions and related strategic transaction costs	(6.5)%
Organic change	4.6%
Note: Organic SG&A change is a non-GAAP financial measure. See the “Non-GAAP Financial Measures” section below.
Research and development expense. Research and development expense was $16.4 million during the three months ended March 31, 2026, an increase of $0.7 million, compared to $15.7 million in the same period of 2025. Research and development expense was 3.5% of net sales in the three months ended March 31, 2026, and 3.7% of net sales in the same period of 2025.
During the three months ended March 31, 2026, and 2025, we capitalized $4.2 million and $3.3 million of software development costs, respectively. Amortization expense for capitalized software development costs of $3.3 million and $2.9 million during the three months ended March 31, 2026, and 2025, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Income.
The Company's commitment to innovation is supported by a research and development pipeline focused on integrating advanced technology into core safety equipment. Approximately half of MSA’s R&D engineers are now focused on software development to support the expansion of its connected ecosystems and HeSaaS models. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $20.6 million and $19.0 million during the three months ended March 31, 2026, and 2025, respectively.
Restructuring charges. Restructuring charges of $2.3 million during the three months ended March 31, 2026, were primarily related to management restructuring, footprint optimization and other ongoing initiatives to right-size the organization in response to macroeconomic conditions. Restructuring charges of $1.9 million in the same period of 2025 were primarily related to initiatives to right-size the organization in response to macroeconomic conditions, optimize our manufacturing footprint and improve productivity.
Currency exchange losses, net. Currency exchange losses were $0.2 million during the three months ended March 31, 2026, compared to $4.1 million in the same period of 2025. The currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances. Refer to Note 17—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the three months ended March 31, 2026, was $93.0 million compared to $77.8 million in the same period of 2025. The increase in operating results was primarily driven by higher gross profit and lower currency exchange losses partially offset by higher SG&A and restructuring charges as discussed further above.
Adjusted operating income. Americas adjusted operating income for the three months ended March 31, 2026, was $98.1 million, an increase of $19.4 million, or 24.7%, compared to $78.7 million in the same period of 2025. The increase in adjusted operating income is attributable to higher gross profit partially offset by higher SG&A expenses.

International adjusted operating income was $14.5 million, a decrease of $4.2 million, or 22.3%, compared to $18.7 million in the same period of 2025. Lower gross profit and higher SG&A expense were partially offset by the contribution from M&C.
Corporate expenses for the three months ended March 31, 2026, was $11.5 million, an increase of $1.6 million compared to $9.9 million in the same period of 2025, driven by increased variable compensation, increased professional service fees and inflation.
The following tables present a summary of adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA %. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

(In thousands)	Americas	International	Total Reportable Segments	Corporate	Consolidated
Three Months Ended March 31, 2026
Net sales	$325,238	$138,394	$463,632		$463,632
GAAP operating income					93,014
Adjusted operating income (loss)	98,126	14,531	112,657	(11,536)	101,121
Adjusted operating margin %	30.2%	10.5%	24.3%
Adjusted EBITDA	108,319	19,080	127,399	(11,536)	115,863
Adjusted EBITDA %	33.3%	13.8%	27.5%
Three Months Ended March 31, 2025
Net sales	$293,160	$128,180	$421,340		$421,340
GAAP operating income					77,761
Adjusted operating income (loss)	78,693	18,708	97,401	(9,899)	87,502
Adjusted operating margin %	26.8%	14.6%	23.1%
Adjusted EBITDA	88,412	22,725	111,137	(9,670)	101,467
Adjusted EBITDA %	30.2%	17.7%	26.4%
Note: Adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures and operating ratios derived from non-GAAP financial measures. Refer to Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for reconciliation of total adjusted operating income from reportable segments to income before income taxes and table below for reconciliation of adjusted EBITDA to net income. See also the “Non-GAAP Financial Information” section below.

A reconciliation of total adjusted EBITDA and total adjusted operating income from reportable segments to net income is presented in the following table:

	Three Months Ended March 31,
(In thousands)	2026	2025
Adjusted EBITDA from reportable segments	$127,399	$111,137
Less:
Depreciation and amortization	14,742	13,736
Adjusted operating income from reportable segments	$112,657	$97,401
Less:
Corporate expenses	11,536	9,899
Currency exchange losses, net	199	4,076
Restructuring charges (Note 4)	2,329	1,924
Acquisition-related amortization	3,392	2,286
Transaction costs(a)	2,187	1,455
GAAP operating income	$93,014	$77,761
Less:
Interest expense	7,703	6,835
Other income, net	(7,681)	(7,023)
Income before income taxes	92,992	77,949
Provision for income taxes	21,723	18,344
Net income	$71,269	$59,605

(a)Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of or in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total other expense (income), net. Total other expense for the three months ended March 31, 2026, was nominal, compared to other income of $0.2 million in the same period of 2025. Higher interest expense was mostly offset by increased pension income driven by a higher expected rate of return.
Income taxes. The reported effective tax rate for the three months ended March 31, 2026, was 23.4% compared to 23.5% in the same period of 2025. The slight decrease from the prior year was primarily driven by additional benefit related to export sales.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $71.3 million for the three months ended March 31, 2026, or $1.83 per diluted share compared to net income of $59.6 million, or $1.51 per diluted share, in the same period of 2025.

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
LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and share repurchases. At March 31, 2026, approximately 47% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility due in 2030. At March 31, 2026, approximately 71% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
We believe MSA's healthy balance sheet and access to significant capital at March 31, 2026, positions us well to navigate through a dynamic operating environment and other unexpected events. We maintain a balanced capital deployment strategy that focuses on investing for organic growth and pursuing inorganic growth opportunities, returning cash to shareholders in the form of dividends, and share buybacks.
At March 31, 2026, the Company had cash and cash equivalents totaling $180.2 million. Cash and cash equivalents increased $15.1 million during the three months ended March 31, 2026, compared to increasing $6.1 million during the same period in 2025. At March 31, 2026, $972.3 million of the existing $1.3 billion revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $500.0 million of capacity pending approval by MSA’s board of directors and from the bank group. The Company also has access under the Prudential Note Agreement and NYL Note Facility, subject to the issuers' acceptance, to $195.0 million and $50.0 million aggregate principal amount, respectively, of senior unsecured notes.
Operating activities. Operating activities provided cash of $75.7 million during the three months ended March 31, 2026, compared to $61.8 million during the same period in 2025. The increased cash flow from operating activities was primarily related to higher operating results and lower cash used for variable compensation and other accruals as compared to the prior year, partially offset by higher cash usage for working capital needs.

Investing activities. Investing activities used cash of $10.6 million during the three months ended March 31, 2026, compared to using $10.8 million during the same period in 2025. Capital expenditures drove the decrease in cash outflows from investing activities during the three months ended March 31, 2026. We remain committed to evaluating acquisition opportunities that will allow us to continue to grow in key end markets and geographies.
Financing activities. Financing activities used cash of $47.2 million during the three months ended March 31, 2026, compared to using cash of $45.6 million during the same period in 2025. During the three months ended March 31, 2026, we had net proceeds on long-term debt of $33.8 million as compared to net payments of $7.5 million during the same period in 2025. We paid cash dividends of $20.6 million during the three months ended March 31, 2026, compared to $20.0 million in the same period in 2025. We used cash of $60.4 million during the three months ended March 31, 2026, to repurchase shares, including $50.4 million related to our share repurchase program, compared to $18.3 million in the same period in 2025, including $10.0 million related to our share repurchase program. The remainder in both periods related to our employee stock compensation programs.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro and British pound, at March 31, 2026, resulted in a translation loss of $6.1 million being recorded to the cumulative translation adjustments shareholders' equity account during the three months ended March 31, 2026, compared to a $22.5 million translation gain being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2025.
COMMITMENTS AND CONTINGENCIES
We made contributions of $2.2 million to our pension plans during the three months ended March 31, 2026. We expect to make net contributions between $8.0 million and $10.0 million to our pension plans in 2026, which are primarily associated with statutorily required plans in the International reporting segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of March 31, 2026, totaling $7.7 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At March 31, 2026, the Company has $1.2 million of restricted cash in support of these arrangements.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We evaluate these estimates and judgments on an on-going basis based on historical experience and various assumptions that we believe to be reasonable under the circumstances. However, different amounts could be reported if we had used different assumptions and in light of different facts and circumstances. Actual amounts could differ from the estimates and judgments reflected in our unaudited condensed consolidated financial statements.
The more critical judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales and net income by approximately $19.4 million, or 4.2%, and $2.0 million, or 2.7%, respectively, for the three months ended March 31, 2026.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At March 31, 2026, we had open foreign currency forward contracts with a U.S. dollar notional value of $109.2 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $10.9 million increase or decrease in the fair value of these contracts at March 31, 2026.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At March 31, 2026, we had $290.4 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $4.0 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At March 31, 2026, we had $326.3 million of variable rate borrowings. A 100 basis point increase or decrease in interest rates would have a $3.8 million impact on future annual earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2026	115,175	$175.87	113,556	395,586
February 2026	52,635	190.71	52,493	2,533,140
March 2026	163,293	180.96	111,221	2,897,245

The 2026 share repurchase program, which was approved on February 20, 2026, authorizes up to $500.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were 277,270 shares repurchased during the quarter ended March 31, 2026. We do not have any other share repurchase programs. Remaining shares purchased during the quarter were related to stock-based compensation transactions.

Item 5.	Other Information
During the three months ended March 31, 2026, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MSA SAFETY INCORPORATED

May 5, 2026	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)