Form 10-Q
period 2026-06-30
MSA Safety Inc
filed 2026-07-31
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2026
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
As of July 24, 2026, 38,578,289 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share values)	2026	2025	2026	2025
Net sales	$503,327	$474,116	$966,959	$895,456
Cost of products sold	254,036	253,406	498,088	481,351
Gross profit	249,291	220,710	468,871	414,105

Selling, general and administrative	114,073	112,078	221,756	206,042
Research and development	19,154	16,996	35,509	32,665
Restructuring charges (Note 4)	2,209	488	4,538	2,412
Currency exchange losses, net	1,896	5,286	2,095	9,363
Operating income	111,959	85,862	204,973	163,623

Interest expense	7,951	8,116	15,654	14,951
Other income, net	(7,379)	(5,000)	(15,060)	(12,022)
Total other expense, net	572	3,116	594	2,929

Income before income taxes	111,387	82,746	204,379	160,694
Provision for income taxes (Note 11)	25,193	19,973	46,916	38,316
Net income	$86,194	$62,773	$157,463	$122,378

Earnings per share attributable to common shareholders (Note 10):
Basic	$2.23	$1.60	$4.06	$3.11
Diluted	$2.23	$1.59	$4.05	$3.10
Dividends per common share	$0.54	$0.53	$1.07	$1.04

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income	$86,194	$62,773	$157,463	$122,378
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (Note 7)	(2,188)	44,143	(8,262)	66,680
Pension and post-retirement plan adjustments, net of tax (Note 7)	313	242	641	443
Unrealized gains (losses) on cash flow hedges (Note 7)	110	—	(45)	—
Reclassification from accumulated other comprehensive loss into net income (Note 7)	(33)	—	(33)	—
Total other comprehensive (loss) income, net of tax	(1,798)	44,385	(7,699)	67,123
Comprehensive income	$84,396	$107,158	$149,764	$189,501

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$200,057	$165,067
Trade receivables, less allowance for credit loss of $10,434 and $10,286	347,877	306,452
Inventories (Note 5)	350,119	343,035
Prepaid expenses and other current assets	36,787	54,738
Total current assets	934,840	869,292

Property, plant and equipment, net (Note 6)	276,691	283,063
Operating lease right-of-use assets, net	54,913	56,930
Prepaid pension cost (Note 16)	291,214	279,450
Deferred tax assets (Note 11)	20,305	20,991
Goodwill (Note 14)	726,055	731,592
Intangible assets, net (Note 14)	285,721	299,127
Other noncurrent assets	11,772	13,929
Total assets	$2,601,511	$2,554,374

Liabilities
Notes payable and current portion of long-term debt (Note 13)	$8,096	$8,225
Accounts payable	123,632	110,775
Employees’ compensation	49,381	57,640
Other current liabilities	107,790	112,571
Total current liabilities	288,899	289,211

Long-term debt, net (Note 13)	591,648	572,709
Pensions (Note 16) and other employee benefits	140,535	143,834
Noncurrent operating lease liabilities	43,764	46,151
Deferred tax liabilities (Note 11)	126,747	127,540
Other noncurrent liabilities	8,261	7,917
Total liabilities	$1,199,854	$1,187,362

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 8)	$3,569	$3,569
Common stock, no par value (Note 8)	352,597	343,842
Treasury shares, at cost (Note 8)	(567,308)	(484,848)
Accumulated other comprehensive loss (Note 7)	(49,480)	(41,781)
Retained earnings	1,662,279	1,546,230
Total shareholders’ equity	1,401,657	1,367,012
Total liabilities and shareholders’ equity	$2,601,511	$2,554,374

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(In thousands)	2026	2025
Operating Activities
Net income	$157,463	$122,378
Depreciation and amortization	37,674	34,350
Stock-based compensation (Note 12)	11,621	7,999
Pension income (Note 16)	(8,756)	(6,917)
Deferred income tax benefit (Note 11)	—	(307)
Loss on asset dispositions, net	388	892
Pension contributions (Note 16)	(4,458)	(3,729)
Currency exchange losses, net	2,095	9,363
Changes in:
Trade receivables	(41,234)	(37,070)
Inventories (Note 5)	(6,421)	(11,147)
Accounts payable	12,651	12,916
Other current assets and liabilities	7,951	(831)
Other noncurrent assets and liabilities	2,089	1,154
Cash Flow From Operating Activities	171,063	129,051
Investing Activities
Capital expenditures	(23,260)	(40,118)
Acquisitions, net of cash acquired (Note 15)	—	(187,774)
Property disposals and other investing	36	19
Cash Flow Used in Investing Activities	(23,224)	(227,873)
Financing Activities
Proceeds from long-term debt (Note 13)	796,000	600,686
Payments on long-term debt (Note 13)	(775,240)	(435,466)
Debt issuance costs	—	(3,064)
Cash dividends paid	(41,414)	(40,881)
Company stock purchases (Note 8)	(86,396)	(48,875)
Exercise of stock options (Note 8)	23	497
Employee stock purchase plan (Note 8)	1,079	1,082
Cash Flow (Used in) From Financing Activities	(105,948)	73,979
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,577)	7,692
Change in cash, cash equivalents and restricted cash	35,314	(17,151)
Beginning cash, cash equivalents and restricted cash	165,992	165,097
Ending cash, cash equivalents and restricted cash	$201,306	$147,946

Supplemental cash flow information:
Cash and cash equivalents	$200,057	$146,988
Restricted cash included in prepaid expenses and other current assets	1,249	958
Total cash, cash equivalents and restricted cash	$201,306	$147,946

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands, except per share values)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances March 31, 2026	$1,596,938	$(47,682)
Net income	86,194	—
Foreign currency translation adjustments	—	(2,188)
Pension and post-retirement plan adjustments, net of tax benefit of $59	—	313
Unrecognized gain on cash flow hedges (Note 17)	—	110
Reclassification from accumulated other comprehensive loss into net income (Note 7)	—	(33)
Common dividends ($0.54 per share)	(20,843)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances June 30, 2026	$1,662,279	$(49,480)

Balances March 31, 2025	$1,389,222	$(118,911)
Net income	62,773	—
Foreign currency translation adjustments	—	44,143
Pension and post-retirement plan adjustments, net of tax benefit of $150	—	242
Common dividends ($0.53 per share)	(20,838)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances June 30, 2025	$1,431,147	$(74,526)

Balances December 31, 2025	$1,546,230	$(41,781)
Net income	157,463	—
Foreign currency translation adjustments	—	(8,262)
Pension and post-retirement plan adjustments, net of tax benefit of $103	—	641
Unrecognized loss on cash flow hedges (Note 17)	—	(45)
Reclassification from accumulated other comprehensive loss into net income (Note 7)	—	(33)
Common dividends ($1.07 per share)	(41,394)	—
Preferred dividends ($1.125 per share)	(20)	—
Balances June 30, 2026	$1,662,279	$(49,480)

Balances December 31, 2024	$1,349,650	$(141,649)
Net income	122,378	—
Foreign currency translation adjustments	—	66,680
Pension and post-retirement plan adjustments, net of tax benefit of $341	—	443
Common dividends ($1.04 per share)	(40,861)	—
Preferred dividends ($1.125 per share)	(20)	—
Balances June 30, 2025	$1,431,147	$(74,526)

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
In the first quarter 2026, the Company early adopted Accounting Standards Update ("ASU") 2025‑06, Targeted Improvements to the Accounting for Internal-Use Software. The ASU updates guidance related to recognition and capitalization costs incurred to develop or obtain internal-use software, including certain cloud-based software arrangements, and clarifies related disclosure requirements. The company adopted the ASU prospectively as of January 1, 2026, in accordance with the transition provisions of the standard. Accordingly, amounts capitalized prior to the adoption date were not adjusted, and the new guidance applies only to qualifying costs incurred after adoption. Therefore, the adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2026.
Refer to Note 1 to the consolidated financial statements in Part II Item 8 of MSA's 2025 Form 10-K for a discussion of applicable standards issued and not yet adopted by the Company.
Note 2—Revenue Recognition
We are the global leader in advanced industrial safety technology products and solutions, and generate revenue primarily from manufacturing and selling a comprehensive line of safety products and solutions to protect the health and safety of workers and facility infrastructures around the world. Our customers generally fall into two categories: distributors and end-users. All customer categories have similar nature, timing, and uncertainty related to cash flows. As a result, the underlying principles of revenue recognition are identical for both categories of customers.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Amounts billed and due from our customers are classified as receivables on the unaudited Condensed Consolidated Balance Sheets. We make appropriate provisions for credit losses, which have historically been insignificant in relation to our net sales. Certain contracts with customers may have an element of variable consideration that is estimated when revenue is recognized under the contract. Variable consideration could include volume incentive rebates and performance guarantees. Rebates are based on achieving a certain level of purchases and other performance criteria that are documented in established distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned by the customer. Sales, value added, and other taxes collected with revenue-producing activities and remitted to governmental authorities are excluded from revenue.

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
For managed fire service contracts, revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Maintenance revenue, which is considered a non-lease component, and interest are recognized monthly over the lease term. As of June 30, 2026, remaining maintenance performance obligations for managed fire service contracts were $24.3 million, which are expected to be recognized as revenue over the remaining contract lives which are primarily two years.
Lease revenues and interest earned by the Company, which are included in the unaudited Condensed Consolidated Statements of Income, were not material for the three month period ended June 30, 2026, or 2025.
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
The Company's net cash pool position consisted of the following:

(In thousands)	June 30, 2026
Gross cash pool position	$94,311
Less: cash pool borrowings	(90,287)
Net cash pool position	$4,024
Note 4—Restructuring Charges
During the three and six months ended June 30, 2026, we recorded $2.2 and $4.5 million of restructuring charges. Americas and International segments' restructuring charges of $1.3 million and $1.3 million, respectively, during the six months ended June 30, 2026, were primarily related to footprint optimization and other ongoing initiatives to right-size the organization in response to macroeconomic conditions. Corporate related restructuring charges of $1.9 million during the six months ended June 30, 2026, were related to management restructuring and to ongoing initiatives to right-size the organization in response to macroeconomic conditions.
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
Restructuring reserves are included in Other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas segment	International segment	Corporate	Total
Reserve balances at December 31, 2024	$0.2	$3.2	$—	$3.4
Restructuring charges	1.2	1.7	1.0	3.9
Currency translation	—	0.4	—	0.4
Cash payments / utilization	(0.6)	(2.8)	(1.0)	(4.4)
Reserve balances at December 31, 2025	$0.8	$2.5	$—	$3.3
Restructuring charges	1.3	1.3	1.9	4.5
Cash payments	(1.6)	(1.1)	(1.8)	(4.5)
Reserve balances at June 30, 2026	$0.5	$2.7	$0.1	$3.3
Note 5—Inventories
The following table sets forth the components of inventory:

(In thousands)	June 30, 2026	December 31, 2025
Raw materials and supplies	$222,141	$228,374
Finished products	110,929	99,266
Work in process	17,049	15,395
Total inventories	$350,119	$343,035

Note 6—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	June 30, 2026	December 31, 2025
Land	$9,456	$9,549
Buildings	212,098	212,145
Machinery and equipment	538,956	565,082
Construction in progress	26,452	24,964
Total	786,962	811,740
Less: accumulated depreciation	(510,271)	(528,677)
Property, plant and equipment, net	$276,691	$283,063

Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Pension and other post-retirement benefits (a)
Balance at beginning of period	$21,512	$(11,189)	$21,184	$(11,390)
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service cost (Note 16)	40	32	80	64
Recognized net actuarial losses (Note 16)	332	360	664	720
Tax benefit	(59)	(150)	(103)	(341)
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	313	242	641	443
Balance at end of period	$21,825	$(10,947)	$21,825	$(10,947)
Foreign currency forward cash flow hedges
Balance at beginning of period	$(370)	$—	$(215)	$—
Unrealized gains (losses) on cash flow hedges (Note 17)	110	—	(45)	—
Reclassification from accumulated other comprehensive loss into net income	(33)	—	(33)	—
Balance at end of period	$(293)	$—	$(293)	$—
Foreign currency translation
Balance at beginning of period	$(68,824)	$(107,722)	$(62,750)	$(130,259)
Foreign currency translation adjustments	(2,188)	44,143	(8,262)	66,680
Balance at end of period	$(71,012)	$(63,579)	$(71,012)	$(63,579)
(a) Amounts reclassified from accumulated other comprehensive loss (“AOCL”) into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 16—Pensions and Other Post-retirement Benefits).

Note 8—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock, which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both June 30, 2026, and December 31, 2025. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the six months ended June 30, 2026, or 2025. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of June 30, 2026, or December 31, 2025.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of June 30, 2026, and December 31, 2025. No new shares were issued during the six months ended June 30, 2026, or 2025. There were 38,604,306 and 38,912,629 shares outstanding at June 30, 2026, and December 31, 2025, respectively.
Treasury Shares - The Company's 2026 stock repurchase program authorizes up to $500.0 million to repurchase MSA common stock in the open market and in private transactions. The stock repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the six months ended June 30, 2026, and 2025, the Company repurchased 427,855 and 248,768 shares, respectively, under this and the prior stock repurchase program. There were 23,477,085 and 23,168,762 treasury shares at June 30, 2026, and December 31, 2025, respectively.
The Company issues treasury shares for all stock-based benefit plans. Shares are issued from treasury at the average treasury share cost on the date of the transaction. There were 176,136 and 187,455 Treasury shares issued for these purposes during the six months ended June 30, 2026, and 2025, respectively.
Common stock activity is summarized as follows:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$344,328	$(540,194)	$330,077	$(412,212)
Stock compensation expense	7,809	—	5,370	—
Restricted and performance stock awards	(435)	435	(365)	365
Stock options exercised	—	1	158	109
Treasury shares purchased for stock compensation programs	—	(455)	—	(534)
Employee stock purchase program	895	184	935	147
Share repurchase program	—	(25,679)	—	(29,998)
Balance at end of period	$352,597	$(565,708)	$336,175	$(442,123)
(a)Excludes treasury cost related to preferred stock.

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$343,842	$(483,248)	$329,953	$(396,604)
Stock compensation expense	11,621	—	7,999	—
Restricted and performance stock awards	(3,773)	3,773	(3,007)	3,007
Stock options exercised	12	11	295	202
Treasury shares purchased for stock compensation programs	—	(10,302)	—	(8,880)
Employee stock purchase program	895	184	935	147
Share repurchase program	—	(76,126)	—	(39,995)
Balance at end of period	$352,597	$(565,708)	$336,175	$(442,123)
(a)Excludes treasury cost related to preferred stock.

Note 9—Segment Information
The Company is organized into four geographical operating segments that are based on management responsibilities: Northern North America; Latin America; Europe, Middle East & Africa; and Asia Pacific. The operating segments have been aggregated (based on economic similarities, the nature of their products and solutions, end-user markets, and methods of distribution) into two reportable segments: Americas and International.
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
Adjusted operating income is the measure used by the chief operating decision maker, identified as our President and Chief Executive Officer, to evaluate reportable segment performance and identify opportunities when allocating resources. Adjusted operating income is defined as operating income excluding restructuring charges, currency exchange, transaction costs, and acquisition-related amortization.
The accounting principles applied at the operating segment level in determining the segment measure of profit or loss are the same as those applied at the unaudited condensed consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.
Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate/Reconciling Items(a)	Consolidated Totals
Three Months Ended June 30, 2026
Net sales to external customers	$341,451	$161,876	$—	$503,327
Less:
Cost of products sold	160,965	89,694	—
Selling, general and administrative	60,040	39,318	13,038
Research and development	11,351	7,803	—
Adjusted operating income	109,095	25,061
Noncash items:
Depreciation and amortization	12,165	6,938	219	19,322
Pension (income) expense	(5,427)	1,049	—	(4,378)
Total Assets	1,626,553	966,912	8,046	2,601,511
Capital expenditures	9,304	2,845	524	12,673
Three Months Ended June 30, 2025
Net sales to external customers	$320,139	$153,977	$—	$474,116
Less:
Cost of products sold	161,505	88,748	—
Selling, general and administrative	55,244	38,145	12,044
Research and development	10,070	6,926	—
Adjusted operating income	93,320	20,158
Noncash items:
Depreciation and amortization	11,956	5,613	530	18,099
Pension (income) expense	(3,974)	905	—	(3,069)
Total Assets	1,569,407	956,490	24,314	2,550,211
Capital expenditures	7,527	2,115	19,692	29,334
(a) Corporate/Reconciling items consist primarily of corporate expenses and other items not directly attributable to reportable segments.

(In thousands)	Americas	International	Corporate/Reconciling Items(a)	Consolidated Totals
Six Months Ended June 30, 2026
Net sales to external customers	$666,689	$300,270	$—	$966,959
Less:
Cost of products sold	321,897	169,422	—
Selling, general and administrative	116,580	76,738	24,574
Research and development	20,992	14,517	—
Adjusted operating income	207,220	39,593
Noncash items:
Depreciation and amortization	24,325	12,911	438	37,674
Pension (income) expense	(10,854)	2,098	—	(8,756)
Total Assets	1,626,553	966,912	8,046	2,601,511
Capital expenditures	16,962	5,131	1,167	23,260
Six Months Ended June 30, 2025
Net sales to external customers	$613,299	$282,157	$—	$895,456
Less:
Cost of products sold	315,684	160,228	—
Selling, general and administrative	106,162	69,837	21,944
Research and development	19,439	13,226	—
Adjusted operating income	172,014	38,866
Noncash items:
Depreciation and amortization	23,473	10,118	759	34,350
Pension (income) expense	(8,669)	1,752	—	(6,917)
Total Assets	1,569,407	956,490	24,314	2,550,211
Capital expenditures	16,285	4,049	19,784	40,118
(a) Corporate/Reconciling items consist primarily of corporate expenses and other items not directly attributable to reportable segments.
A reconciliation of total Adjusted operating income from reportable segments to Income before income taxes is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Adjusted operating income from reportable segments	$134,156	$113,478	$246,813	$210,880
Less:
Corporate expenses	13,038	12,044	24,574	21,944
Restructuring charges (Note 4)	2,209	488	4,538	2,412
Currency exchange losses, net	1,896	5,286	2,095	9,363
Interest expense	7,951	8,116	15,654	14,951
Other income, net	(7,379)	(5,000)	(15,060)	(12,022)
Acquisition-related amortization	3,377	3,153	6,769	5,439
Transaction costs(a)	1,677	6,645	3,864	8,099
Income before income taxes	$111,387	$82,746	$204,379	$160,694
(a) Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of or in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total sales by product group was as follows:

Three Months Ended June 30, 2026	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$201,376	40%	$138,628	41%	$62,748	39%
Fire Service (b)	161,892	32%	108,243	32%	53,649	33%
Industrial PPE and Other (c)	140,059	28%	94,580	27%	45,479	28%
Total	$503,327	100%	$341,451	100%	$161,876	100%

Three Months Ended June 30, 2025	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$193,835	41%	$127,174	40%	$66,661	43%
Fire Service (b)	163,306	34%	110,815	35%	52,491	34%
Industrial PPE and Other (c)	116,975	25%	82,150	25%	34,825	23%
Total	$474,116	100%	$320,139	100%	$153,977	100%

Six Months Ended June 30, 2026	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$382,218	40%	$262,602	39%	$119,616	40%
Fire Service (b)	321,164	33%	224,335	34%	96,829	32%
Industrial PPE and Other (c)	263,577	27%	179,752	27%	83,825	28%
Total	$966,959	100%	$666,689	100%	$300,270	100%

Six Months Ended June 30, 2025	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$354,906	40%	$237,065	39%	$117,841	42%
Fire Service (b)	313,922	35%	216,722	35%	97,200	34%
Industrial PPE and Other (c)	226,628	25%	159,512	26%	67,116	24%
Total	$895,456	100%	$613,299	100%	$282,157	100%
(a) Detection includes Fixed Gas and Flame Detection and Portable Gas Detection. Detection includes the sales of the acquired M&C TechGroup and its affiliated companies (“M&C”), from May 6, 2025, onward (Americas and International). Refer to Note 15—Acquisitions for further information.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share values)	2026	2025	2026	2025
Net income	$86,194	$62,773	$157,463	$122,378
Preferred stock dividends	(10)	(10)	(20)	(20)
Net income attributable to common equity	86,184	62,763	157,443	122,358
Dividends and undistributed earnings allocated to participating securities	(9)	(6)	(16)	(10)
Net income attributable to common shareholders	86,175	62,757	$157,427	$122,348

Basic weighted-average shares outstanding	38,623	39,258	38,740	39,296
Stock-based compensation awards	74	101	101	134
Diluted weighted-average shares outstanding	38,697	39,359	38,841	39,430
Antidilutive shares	—	—	—	—
Earnings per share:
Basic	$2.23	$1.60	$4.06	$3.11
Diluted	$2.23	$1.59	$4.05	$3.10
Note 11—Income Taxes
The Company's effective tax rate for the three months ended June 30, 2026, was 22.6%, which differs from the United States of America ("U.S.") federal statutory rate of 21.0%, primarily due to state income taxes, partially offset by benefits associated with the finalization of initial global minimum corporate tax return filings (referred to as Pillar 2). The Company's effective tax rate for the three months ended June 30, 2025, was 24.1%, which differs from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes and nondeductible executive compensation.
The Company's effective tax rate for the six months ended June 30, 2026, was 23.0%, which differs from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, partially offset by benefits associated with the finalization of initial global minimum corporate tax return filings (referred to as Pillar 2). The Company's effective tax rate for the six months ended June 30, 2025, was 23.8%, which differs from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes and nondeductible executive compensation.
At June 30, 2026, the Company had a gross liability for unrecognized tax benefits of $4.3 million. The Company has recognized tax benefits associated with these liabilities of $1.5 million at June 30, 2026. The gross liability includes amounts associated with domestic and foreign tax exposure in prior periods.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $0.5 million at June 30, 2026.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
On July 4, 2025, the U.S. enacted into law the One, Big, Beautiful Bill Act (“the Act”). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Act did not have a material impact on the financial statements for the six months ended June 30, 2026.

Note 12—Stock Plans
The 2023 Management Equity Incentive Plan and its predecessor, the 2016 Management Equity Incentive Plan, provide for various forms of stock-based compensation for eligible employees through, in the case of the 2023 Management Equity Incentive Plan, May 2033, including stock options, restricted stock awards, restricted stock units, and performance stock units. The 2024 Non-Employee Directors’ Equity Incentive Plan and its predecessor, the 2017 Non-Employee Directors’ Equity Incentive Plan, provide for grants of stock options and restricted stock to non-employee directors through, in the case of the 2024 Non-Employee Directors’ Equity Incentive Plan, May 2034. The 2014 MSA Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase the Company's shares of common stock at a 15% discount from the fair market value, semi-annually, from the stock market. The ESPP is considered a compensatory plan. The discount is recorded as a component of selling, general and administrative expense in the Company's unaudited Condensed Consolidated Statements of Income.
Stock compensation expense, included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Stock compensation expense	$7,809	$5,370	$11,621	$7,999
Income tax benefit	1,866	1,327	2,777	1,976
Stock compensation expense, net of tax	$5,943	$4,043	$8,844	$6,023
We have not capitalized any stock-based compensation expense.
A summary of stock option activity for the six months ended June 30, 2026, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2026	2,217	$48.30
Exercised	(510)	44.59
Outstanding and exercisable at June 30, 2026	1,707	$49.41
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the six months ended June 30, 2026, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2026	168,387	$159.38
Granted	59,124	190.27
Vested	(56,632)	141.59
Forfeited	(9,762)	178.66
Unvested at June 30, 2026	161,117	$175.80
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
A summary of performance stock unit activity for the six months ended June 30, 2026, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2026	151,552	$153.00
Granted	51,565	222.96
Performance adjustments(a)	49,804	131.46
Vested	(111,975)	131.46
Forfeited	(7,680)	185.99
Unvested at June 30, 2026	133,266	$188.21
(a) Performance adjustments relate primarily to the final number of shares issued for the 2023 performance unit awards which vested in the first quarter of 2026 at 180% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's total shareholder return during the three-year performance period.

Note 13—Long-Term Debt

(In thousands)	June 30, 2026	December 31, 2025
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$40,417	$49,278
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,786	99,776
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,786	99,776
Senior revolving credit facility maturing in 2030, net of debt issuance costs	309,782	282,137
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,973	49,967
Total	599,744	580,934
Amounts due within one year	8,096	8,225
Long-term debt, net of debt issuance costs	$591,648	$572,709
On April 1, 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Revolving Credit Facility” or “Facility”) with a capacity of $1.3 billion. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on Secured Overnight Financing Rate (“SOFR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the Daily Simple SOFR rate, plus 1.00%. The Company pays a credit spread of 0 to 175 basis points based on the Company’s net leverage ratio and elected rate (BASE or SOFR). The Company has a weighted average revolver interest rate of 4.31% as of June 30, 2026. At June 30, 2026, $986.0 million of the existing $1.3 billion revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $500.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2024, the Company entered into Amendment No. 3 to the Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036, and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of June 30, 2026, the Company has outstanding £30.5 million (approximately $40.5 million at June 30, 2026) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $8.1 million at June 30, 2026) due annually through January 2031.
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
The Revolving Credit Facility, Prudential Note Agreement, and NYL Note Facility require the Company to comply with specified financial covenants, including a requirement to maintain a minimum fixed charges coverage ratio of not less than 1.50 to 1.00, and a consolidated leverage ratio not to exceed 3.50 to 1.00; except during an acquisition period, defined as four consecutive fiscal quarters beginning with the quarter of acquisition, in which case the consolidated net leverage ratio shall not exceed 4.00 to 1.00; in each case calculated on the basis of the trailing four fiscal quarters. In addition, the agreements contain negative covenants, limiting the ability of the Company and its subsidiaries to incur additional indebtedness or issue guarantees, create or incur liens, make loans and investments, make acquisitions, transfer or sell assets, enter into transactions with affiliated parties, make changes in its organizational documents that are materially adverse to lenders or modify the nature of the Company's or its subsidiaries' business.
As of June 30, 2026, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2026, totaling $10.0 million, of which $1.5 million relate to the Revolving Credit Facility. The guarantees and letters of credit serve to cover customer requirements in connection with certain sales orders as well as vendor requirements. The Company is also required to provide cash collateral in connection with certain arrangements. As of June 30, 2026, the Company has $1.2 million of restricted cash in support of these arrangements.
On May 6, 2025, the Company acquired M&C in a transaction valued at approximately $189 million, net of cash acquired. Refer to Note 15—Acquisitions for further information. The acquisition was financed by $137.3 million under the Revolving Credit Facility and cash on hand.
Note 14—Goodwill and Intangible Assets, Net
Changes in goodwill during the six months ended June 30, 2026, were as follows:

(In thousands)	Goodwill
Balance at January 1, 2026	$731,592
Currency translation	(5,537)
Balance at June 30, 2026	$726,055
At June 30, 2026, goodwill of $481.4 million and $244.7 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net, during the six months ended June 30, 2026, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2026	$299,127
Amortization expense	(10,934)
Currency translation	(2,472)
Net balance at June 30, 2026	$285,721
At June 30, 2026, intangible assets, net, includes a trade name related to Globe Manufacturing Company, LLC (“Globe”) with an indefinite life totaling $60.0 million.

Note 15—Acquisitions
Acquisition of M&C
On May 6, 2025, the Company acquired 100% of the common stock of M&C in an all-cash transaction valued at approximately $189 million, net of cash acquired.
Headquartered in Ratingen, Germany, M&C provides a comprehensive range of gas analysis systems that detect, measure, and monitor gases in critical environments. M&C's product portfolio includes systems and solutions for gas sampling, gas conditioning, as well as advanced process control. M&C products and systems are used in a wide range of industries and applications, including energy, chemicals, utilities, manufacturing, food and beverage, and other industrial applications.
M&C’s operating results are included in our consolidated financial statements from the acquisition date within the Americas and International reportable segments. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.
The Company finalized the purchase price allocation during the second quarter of 2026. The following table summarizes the fair values of the M&C assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	May 6, 2025
Current assets (including cash of $10.0)	$38.8
Property, plant and equipment and other noncurrent assets	50.0
Customer relationships and other intangible assets	66.6
Goodwill	91.6
Total assets acquired	$247.0
Deferred tax liability	(24.9)
Other liabilities	(22.8)
Total liabilities assumed	$(47.7)
Net assets acquired	$199.3
Assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair values. Fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade name and developed technologies and the cost approach for assembled workforce, which is included in goodwill. Assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates and amortization tax benefits, capital spending, discount rates, customer attrition rates, technology obsolescence assumptions, and working capital changes. Cash flow forecasts were generally based on M&C pre-acquisition forecasts, coupled with estimated MSA financial synergies. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, developed technology, and trade name acquired in the M&C transaction are being amortized over periods of 20 years, 8 years, and 20 years, respectively. Estimated future amortization expense related to the identifiable intangible assets is approximately $2 million for the remainder of 2026, approximately $4 million annually for 2027 through 2030, and $43.8 million thereafter.
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
The operating results of this acquisition have been included in our unaudited condensed consolidated financial statements from the acquisition date through June 30, 2026. Our results for the three months ended June 30, 2026, include sales and net income of $16.0 million and $1.8 million, respectively, attributable to this acquisition. Our results for the six months ended June 30, 2026, include sales and net income of $30.9 million and $2.2 million, respectively, attributable to this acquisition.

Note 16—Pensions and Other Post-retirement Benefits
Components of Net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2026	2025	2026	2025
Three Months Ended June 30,
Service cost	$2,013	$2,007	$21	$31
Interest cost	5,782	5,979	228	276
Expected return on plan assets	(12,418)	(12,005)	—	—
Amortization of prior service cost	40	32	—	—
Recognized net actuarial losses	205	197	127	163
Settlements	—	721	—	—
Net periodic benefit (income) cost (a)	$(4,378)	$(3,069)	$376	$470

Six Months Ended June 30,
Service cost	$4,026	$4,001	$42	$62
Interest cost	11,564	11,913	455	552
Expected return on plan assets	(24,836)	(24,010)	—	—
Amortization of prior service cost	80	64	—	—
Recognized net actuarial losses	410	394	254	326
Settlements	—	721	—	—
Net periodic benefit (income) cost (a)	$(8,756)	$(6,917)	$751	$940
(a) Components of Net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Income.

We made contributions of $4.5 million and $3.7 million to our pension plans during the six months ended June 30, 2026, and 2025, respectively. We expect to make net contributions between $8 million and $10 million to our pension plans in 2026, which are primarily associated with statutorily required plans in the International reporting segment.
Note 17—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the unaudited Condensed Consolidated Statements of Income. The notional amount of open forward contracts not designated as hedging instruments was $122.2 million and $113.4 million at June 30, 2026, and December 31, 2025, respectively.
We also use derivative foreign currency forward contracts to manage exposure to foreign exchange currency risks arising from forecasted transactions. These instruments meet the U.S. GAAP criteria for hedge accounting and are accounted for under ASC 815, Derivatives and Hedging. For hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction are specifically identified, and it is probable that each forecasted transaction will occur. If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized immediately into net income. At June 30, 2026, and December 31, 2025, the notional amount of open foreign currency exchange forward contracts designated as cash flow hedges was $15.8 million and $31.6 million, respectively. See Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss for information on unrealized loss deferred in Accumulated other comprehensive loss until the transactions related to these cash flow hedges affect earnings. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. All open foreign currency exchange forward contracts designated as cash flow hedges outstanding at June 30, 2026, will mature by December 2026.

The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	June 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$909	$—
Foreign exchange contracts: other current liabilities	653	392
Derivatives designated as cash flow hedges:
Foreign exchange contracts: prepaid expenses and other current assets	$175	$105
Foreign exchange contracts: other current liabilities	468	320
The following table presents the amount and classification of the net (gain) associated with derivative financial instruments within the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(In thousands)	2026	2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$(879)	$(4,432)
Derivatives designated as cash flow hedges:
Foreign exchange contracts: cost of products sold	$(33)	$—
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
The reported carrying amount of our fixed rate long-term debt, including the current portion of long-term debt, was $290.5 million and $299.3 million at June 30, 2026, and December 31, 2025, respectively. The fair value of this debt was $260.9 million and $272.5 million at June 30, 2026, and December 31, 2025, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Income as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of July 27, 2026, Globe was named as a defendant in 1,222 lawsuits comprised of 21,372 claims based on a largely common set of assertions, predominantly styled as individual personal injury claims and including several putative class actions. Certain of these lawsuits include MSA Safety Inc. or other Globe affiliates as defendants.
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

The following table reconciles changes in the Company's accrued warranty reserve:

(In thousands)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Beginning warranty reserve	$11,864	$13,724
Warranty payments	(7,978)	(15,129)
Warranty claims, current	7,969	12,922
Warranty claims, preexisting	308	82
Currency translation	(6)	265
Ending warranty reserve	$12,157	$11,864
Warranty expense was $8.3 million and $6.5 million for the six months ended June 30, 2026, and 2025, respectively, and is included in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.
Note 20—Subsequent Event
On July 9, 2026, the Company completed its acquisition of 100% of the common stock of Autronica Fire and Security (“Autronica”) for approximately $555 million in cash, net of cash acquired and subject to customary purchase price adjustments. Headquartered in Norway and employing approximately 500 employees worldwide, Autronica is a designer, manufacturer and supplier of fire detection, gas detection and alarm systems. Autronica serves the critical infrastructure, energy and maritime sectors. The transaction was funded through a combination of cash on hand and borrowings under our existing credit facility.
The initial accounting for the acquisition, including the determination of the consideration transferred and the fair values of the assets acquired and liabilities assumed, is not yet complete. Disclosure related to the preliminary identification and measurement of identifiable assets acquired and liabilities assumed, including the allocation of the purchase price and determination of goodwill, will be provided in the third quarter Form 10-Q and will be further refined throughout the one year measurement period. Furthermore, higher corporate development expenses attributable to various transaction closing costs, as well as increased variable compensation costs associated with higher performance stock expense, are anticipated to be recognized in the third quarter.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Net Sales	Three Months Ended June 30,		Dollar Increase	Percent Increase
(In millions, except percentage change)	2026	2025
Consolidated	$503.3	$474.1	$29.2	6.2%
Americas	341.4	320.1	21.3	6.7%
International	161.9	154.0	7.9	5.1%
Net Sales. Net sales for the three months ended June 30, 2026, were $503.3 million, an increase of $29.2 million, or 6.2%, compared to $474.1 million in the same period of 2025. Please refer to the Net Sales table below for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended June 30, 2026 versus June 30, 2025
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	6.7%	5.1%	6.2%
Currency translation effects	(1.5)%	(2.4)%	(1.8)%
Less: Acquisitions	(0.7)%	(2.4)%	(1.2)%
Organic sales change	4.5%	0.3%	3.2%
Note: Organic sales change is a non-GAAP financial measure. See the “Non-GAAP Financial Measures” section below.
Net sales for the Americas segment were $341.4 million in the second quarter of 2026, an increase of $21.3 million, or 6.7%, compared to $320.1 million in the same period of 2025. Organic sales in the Americas segment increased 4.5% during the period, driven by double-digit growth in industrial PPE and high-single digit growth in detection partially offset by a decrease in fire service due to delayed Assistance to Firefighters Grant (AFG) funding. M&C added $1.9 million of sales to the Americas segment during the period as compared to prior year.
Net sales for the International segment were $161.9 million in the second quarter of 2026, an increase of $7.9 million, or 5.1%, compared to $154.0 million in the same period of 2025. Organic sales in the International segment increased 0.3% during the period as double-digit growth in industrial PPE, primarily due to higher protective ballistic helmet sales in Europe, was mostly offset by a decline in detection largely driven by the conflict in the Middle East. Sales in fire service were consistent with prior year. M&C added $3.7 million of sales to the International segment during the period as compared to prior year.
The operating environment continues to be dynamic with continued macroeconomic, tariff and geopolitical uncertainty, particularly surrounding the conflict in the Middle East, and continued delays in 2025 AFG related fire service orders. We are maintaining our mid-single-digit organic sales growth outlook for full-year 2026. Strategic pricing actions in 2025 and 2026, along with moderate volume growth, support our outlook. Overall backlog remains healthy, supported by a double-digit year-over-year order increase in the quarter, and we have strong order momentum and second half demand pipeline, particularly in U.S. fire service. We are also projecting a mid-single-digit contribution from acquisitions.
Refer to Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the second quarter of 2026 was $249.3 million, an increase of $28.6 million or 12.9%, compared to $220.7 million in the same period of 2025. The ratio of gross profit to net sales was 49.5% in the second quarter of 2026 compared to 46.6% in the same quarter last year. The increase in gross profit margin reflects the strength of our MSA business system including price realization, productivity, and value added engineering efforts as well as favorable transactional foreign currency, and tariff refunds partially offset by inflation.
Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $114.1 million during the second quarter of 2026, an increase of $2.0 million or 1.8%, compared to $112.1 million in the same period of 2025. SG&A expenses were 22.7% of net sales during the second quarter of 2026 compared to 23.6% in the same quarter last year. SG&A for 2026 includes $2.0 million of additional expenses associated with M&C operations as compared to the prior year. SG&A also includes $1.7 million and $6.6 million of strategic transaction costs for the second quarter of 2026 and 2025, respectively. Organic SG&A increased by approximately $3.4 million or 3.2%, driven primarily by higher variable compensation and inflation, partially offset by discretionary expense management.

Please refer to the SG&A expenses table below for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended June 30, 2026, versus June 30, 2025
(Percent Change)	Consolidated
GAAP reported change	1.8%
Currency translation effects	(1.5)%
Acquisitions and related strategic transaction costs	2.9%
Organic change	3.2%
Note: Organic SG&A change is a non-GAAP financial measure. See the “Non-GAAP Financial Measures” section below.
Research and development expense. Research and development expense was $19.2 million during the second quarter of 2026, an increase of $2.2 million, compared to $17.0 million in the same period of 2025. Research and development expense was 3.8% of net sales in the second quarter of 2026 and 3.6% in the second quarter of 2025.
During the second quarter of 2026 and 2025, we capitalized $3.7 million and $3.4 million of software development costs, respectively. Depreciation expense for capitalized software development costs of $3.3 million and $3.1 million for the second quarter of 2026 and 2025, respectively, was recorded in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.
The Company's commitment to innovation is supported by a research and development pipeline focused on integrating advanced technology into core safety equipment. Approximately half of MSA’s R&D engineers are now focused on software development to support the expansion of its connected ecosystems and HeSaaS models. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $22.9 million and $20.4 million during the second quarter of June 30, 2026, and 2025, respectively.
Restructuring charges. Restructuring charges were $2.2 million and $0.5 million during the second quarter of 2026 and 2025, respectively. Charges in both periods were primarily related to initiatives to right-size the organization in response to macroeconomic conditions and footprint optimization.
Currency exchange. Currency exchange losses were $1.9 million in the second quarter of 2026 compared to $5.3 million in the same period of 2025. The currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances. Refer to Note 17—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the second quarter of 2026 was $112.0 million compared to $85.9 million in same period of 2025. The increase in operating income was primarily driven by higher gross profit and lower currency exchange losses partially offset by higher SG&A and restructuring charges as discussed further above.
Adjusted operating income. Americas adjusted operating income for the second quarter of 2026 was $109.1 million, an increase of $15.8 million or 16.9% compared to $93.3 million in the same period of 2025. The increase in adjusted operating income is primarily attributable to attributable to increased sales and higher gross profit driven by price realization, productivity, favorable transactional foreign currency, and tariff refunds, partially offset by higher SG&A expenses.
International adjusted operating income for the second quarter of 2026 was $25.1 million, an increase of $4.9 million, or 24.3%, compared to $20.2 million in the same period of 2025. The increase in adjusted operating income is attributable to higher gross profit driven by increased sales, productivity and favorable transactional foreign currency partially offset by higher SG&A expenses.
Corporate expenses for the second quarter of 2026 was $13.0 million, an increase of $1.0 million, compared to $12.0 million in the same period of 2025, driven by higher variable compensation and professional service fees, partially offset by discretionary expense management.

The following tables present a summary of adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA % by reportable segment. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

(In thousands)	Americas	International	Total Reportable Segments	Corporate	Consolidated
Three months ended June 30, 2026
Net sales	$341,451	$161,876	$503,327	$—	$503,327
GAAP operating income					111,959
Adjusted operating income (loss)	109,095	25,061	134,156	(13,038)	121,118
Adjusted operating margin %	32.0%	15.5%	26.7%
Adjusted EBITDA	119,294	30,147	149,441	(13,038)	136,403
Adjusted EBITDA %	34.9%	18.6%	29.7%
Three months ended June 30, 2025
Net sales	$320,139	$153,977	$474,116	$—	$474,116
GAAP operating income					85,862
Adjusted operating income (loss)	93,320	20,158	113,478	(12,044)	101,434
Adjusted operating margin %	29.1%	13.1%	23.9%
Adjusted EBITDA	103,366	24,661	128,027	(11,514)	116,513
Adjusted EBITDA %	32.3%	16.0%	27.0%
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

A reconciliation of total adjusted EBITDA and total adjusted operating income from reportable segments to net income is presented in the following table:

	Three Months Ended June 30,
(In thousands)	2026	2025
Adjusted EBITDA from reportable segments	$149,441	$128,027
Less:
Depreciation and amortization	15,285	14,549
Adjusted operating income from reportable segments	$134,156	$113,478
Less:
Corporate Expenses	13,038	12,044
Currency exchange losses, net	1,896	5,286
Restructuring charges (Note 4)	2,209	488
Acquisition-related amortization	3,377	3,153
Transaction costs(a)	1,677	6,645
GAAP operating income	$111,959	$85,862
Less:
Interest expense	7,951	8,116
Other income, net	(7,379)	(5,000)
Income before income taxes	111,387	82,746
Provision for income taxes	25,193	19,973
Net income	$86,194	$62,773
(a)Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation or in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total other expense, net. Total other expense for the second quarter of 2026 was $0.6 million, compared to $3.1 million for the same period of 2025. The decrease was primarily related to increased pension income, a result of higher expected return on plan assets, and to a lesser extent slightly lower interest expense.
Income taxes. The reported effective tax rate for the second quarter of 2026 was 22.6% compared to 24.1% in the same period of 2025. The decrease from the prior year was primarily driven by benefits associated with the finalization of initial global minimum corporate tax return filings (referred to as Pillar 2).
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $86.2 million for the second quarter of 2026, or $2.23 per diluted share, an increase of approximately 40%, compared to $62.8 million, or $1.59 per diluted share, in the same period of 2025.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Net Sales	Six Months Ended June 30,		Dollar Increase	Percent Increase
(In millions, except percentage change)	2026	2025
Consolidated	$967.0	$895.5	$71.5	8.0%
Americas	666.7	613.3	53.4	8.7%
International	300.3	282.2	18.1	6.4%
Net Sales. Net sales for the six months ended June 30, 2026, were $967.0 million, an increase of $71.5 million, or 8.0%, compared to $895.5 million in the same period of 2025. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Six Months Ended June 30, 2026, versus June 30, 2025
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	8.7%	6.4%	8.0%
Currency translation effects	(1.7)%	(4.7)%	(2.7)%
Acquisitions	(1.2)%	(4.7)%	(2.3)%
Organic change	5.8%	(3.0)%	3.0%
Note: Organic sales change is a non-GAAP financial measure. See the “Non-GAAP Financial Measures” section below.
Net sales for the Americas segment were $666.7 million in the six months ended June 30, 2026, an increase of $53.4 million, or 8.7%, compared to $613.3 million in the same period of 2025. Organic sales in the Americas segment increased 5.8% during the period, driven by growth in all three product groups with high single digit expansion in both detection and industrial PPE. M&C added $7.3 million of sales to the Americas segment during the period as compared to prior year.
Net sales for the International segment were $300.3 million in the six months ended June 30, 2026, an increase of $18.1 million, or 6.4%, compared to $282.2 million in the same period of 2025. Organic sales in the International segment decreased 3.0% during the period, resulting from declines in detection and fire service largely driven by order timing, economic conditions in Europe, and the conflict in the Middle East, partially offset by growth in industrial PPE, primarily due to higher protective ballistic helmet sales in Europe. M&C added $13.3 million of sales to the International segment during the period as compared to prior year.
Refer to Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the six months ended June 30, 2026, was $468.9 million, an increase of $54.8 million or 13.2%, compared to $414.1 million in the same period of 2025. The ratio of gross profit to net sales was 48.5% during the six months ended June 30, 2026, compared to 46.2% in the same period of 2025. The increase in gross profit margin is primarily related to price realization, productivity, product mix, and favorable transactional foreign currency, partially offset by higher net tariffs and inflation and additional amortization related to the M&C acquisition.
Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $221.8 million during the six months ended June 30, 2026, an increase of $15.8 million or 7.6%, compared to $206.0 million in the same period of 2025. Overall, SG&A expenses were 22.9% of net sales during the six months ended June 30, 2026, compared to 23.0% of net sales in the same period of 2025. SG&A for 2026 includes $8.0 million of additional expenses associated with M&C operations as compared to the prior year. SG&A also includes $3.9 million and $8.1 million of strategic transaction costs in the six months ended 2026 and 2025, respectively. Organic SG&A increased $7.7 million or 3.9%, driven primarily by higher variable compensation, higher professional service costs, and inflation, partially offset by discretionary expense management.

Please refer to the selling, general, and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Six Months Ended June 30, 2026, versus June 30, 2025
(Percent Change)	Consolidated
GAAP reported change	7.6%
Currency translation effects	(2.3)%
Acquisitions and related strategic transaction costs	(1.4)%
Organic change	3.9%
Note: Organic SG&A change is a non-GAAP financial measure. See the “Non-GAAP Financial Measures” section below.
Research and development expense. Research and development expense was $35.5 million during the six months ended June 30, 2026, an increase of $2.8 million, compared to $32.7 million in the same period of 2025. Research and development expense was 3.7% of net sales in the six months ended June 30, 2026, and 3.6% of net sales in the same period of 2025.
During the six months ended June 30, 2026, and 2025, we capitalized $7.9 million and $6.7 million of software development costs, respectively. Amortization expense for capitalized software development costs of $6.6 million and $6.0 million during the six months ended June 30, 2026, and 2025, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Income.
The Company's commitment to innovation is supported by a research and development pipeline focused on integrating advanced technology into core safety equipment. Approximately half of MSA’s R&D engineers are now focused on software development to support the expansion of its connected ecosystems and HeSaaS models. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $43.4 million and $39.4 million during the six months ended June 30, 2026, and 2025, respectively.
Restructuring charges. Restructuring charges of $4.5 million during the six months ended June 30, 2026, were primarily related to management restructuring, footprint optimization, and other ongoing initiatives to right-size the organization in response to macroeconomic conditions. Restructuring charges of $2.4 million in the same period of 2025 were primarily related to initiatives to right-size the organization in response to macroeconomic conditions, optimize our manufacturing footprint, and improve productivity.
Currency exchange losses, net. Currency exchange losses were $2.1 million during the six months ended June 30, 2026, compared to $9.4 million in the same period of 2025. The currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances. Refer to Note 17—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the six months ended June 30, 2026, was $205.0 million compared to $163.6 million in the same period of 2025. The increase in operating results was primarily driven by higher gross profit and lower currency exchange losses, partially offset by higher SG&A and restructuring charges as discussed further above.
Adjusted operating income. Americas adjusted operating income for the six months ended June 30, 2026, was $207.2 million, an increase of $35.2 million, or 20.5%, compared to $172.0 million in the same period of 2025. The increase in adjusted operating income is attributable to increased sales and higher gross profit driven by price realization, productivity, and favorable transactional foreign currency, partially offset by higher SG&A expenses.
International adjusted operating income was $39.6 million, an increase of $0.7 million, or 1.9%, compared to $38.9 million in the same period of 2025. The increase was driven by increased sales and the contribution from M&C.
Corporate expenses for the six months ended June 30, 2026, was $24.6 million, an increase of $2.7 million compared to $21.9 million in the same period of 2025, driven by increased variable compensation, increased professional service fees and inflation, partially offset by discretionary expense management.

The following tables present a summary of adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA %. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

(In thousands)	Americas	International	Total Reportable Segments	Corporate	Consolidated
Six months ended June 30, 2026
Net sales	$666,689	$300,270	$966,959		$966,959
GAAP operating income					204,973
Adjusted operating income (loss)	207,220	39,593	246,813	(24,574)	222,239
Adjusted operating margin %	31.1%	13.2%	25.5%
Adjusted EBITDA	227,612	49,669	277,281	(24,574)	252,707
Adjusted EBITDA %	34.1%	16.5%	28.7%
Six months ended June 30, 2025
Net sales	$613,299	$282,157	$895,456		$895,456
GAAP operating income					163,623
Adjusted operating income (loss)	172,014	38,866	210,880	(21,944)	188,936
Adjusted operating margin %	28.0%	13.8%	23.6%
Adjusted EBITDA	191,779	47,387	239,166	(21,187)	217,979
Adjusted EBITDA %	31.3%	16.8%	26.7%
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

A reconciliation of total adjusted EBITDA and total adjusted operating income from reportable segments to net income is presented in the following table:

	Six Months Ended June 30,
(In thousands)	2026	2025
Adjusted EBITDA from reportable segments	$277,281	$239,166
Less:
Depreciation and amortization	30,468	28,286
Adjusted operating income from reportable segments	$246,813	$210,880
Less:
Corporate expenses	24,574	21,944
Currency exchange losses, net	2,095	9,363
Restructuring charges (Note 4)	4,538	2,412
Acquisition-related amortization	6,769	5,439
Transaction costs(a)	3,864	8,099
GAAP operating income	$204,973	$163,623
Less:
Interest expense	15,654	14,951
Other income, net	(15,060)	(12,022)
Income before income taxes	204,379	160,694
Provision for income taxes	46,916	38,316
Net income	$157,463	$122,378
(a)Transaction costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of or in connection with acquisitions and divestitures. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total other expense, net. Total other expense for the six months ended June 30, 2026, was $0.6 million, compared to $2.9 million in the same period of 2025. The decrease was primarily related to increased pension income, a result of higher expected return on plan assets, which was partially offset by higher interest expense.
Income taxes. The reported effective tax rate for the six months ended June 30, 2026, was 23.0% compared to 23.8% in the same period of 2025. The decrease from the prior year was primarily driven by additional benefits associated with the finalization of initial global minimum corporate tax return filings (referred to as Pillar 2).
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $157.5 million for the six months ended June 30, 2026, or $4.05 per diluted share, an increase of approximately 30%, compared to net income of $122.4 million, or $3.10 per diluted share, in the same period of 2025.
Non-GAAP Financial Measures
This report includes certain non-GAAP financial measures and operating ratios derived from non-GAAP financial measures. These financial measures and ratios include organic (referred to in our historical filings as constant currency) sales change, organic SG&A change, adjusted operating income, adjusted operating margin %, adjusted EBITDA, and adjusted EBITDA margin %.
Organic sales and SG&A change are non-GAAP financial measures provided by the Company to give a better understanding of the Company's underlying business performance. Organic sales and SG&A change are calculated by deducting the percentage impact from currency translation effects as well as the impact from acquisitions and divestitures completed in the preceding 12 months from the overall percentage change in net sales and SG&A. The Company believes that organic sales and SG&A change are useful metrics for investors, as foreign currency translation can have a material impact on revenue and SG&A trends. Organic sales and SG&A change highlight ongoing business performance, excluding the impact of fluctuating foreign currencies, acquisitions, and divestitures.
Adjusted operating income, adjusted operating margin %, adjusted EBITDA, and adjusted EBITDA margin % are non-GAAP financial measures and operating ratios derived from non-GAAP measures. Total reportable segment adjusted operating income is reconciled above to the nearest GAAP financial measure, operating income, and excludes restructuring, currency exchange, transaction costs, and acquisition-related amortization. Total reportable segment adjusted EBITDA is reconciled above to the nearest GAAP financial measure, net income, and, in addition to the items summarized above that are excluded from adjusted operating income (loss), excludes depreciation and amortization expense; interest expense; other income, net; and provision for income taxes. Adjusted operating margin % is defined as adjusted operating income (loss) divided by net sales to external customers and adjusted EBITDA margin % is defined as adjusted EBITDA divided by net sales to external customers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities as well as to make strategic decisions about the business and allocate resources. Additionally, these non-GAAP financial measures provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers.
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
LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and share repurchases. At June 30, 2026, approximately 48% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility due in 2030. At June 30, 2026, approximately 83% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.

We believe MSA's healthy balance sheet and access to significant capital at June 30, 2026, positions us well to navigate through a dynamic operating environment and other unexpected events. We maintain a balanced capital deployment strategy that focuses on investing for organic growth and pursuing inorganic growth opportunities, returning cash to shareholders in the form of dividends, and share buybacks.
At June 30, 2026, the Company had cash and cash equivalents totaling $200.1 million. Cash and cash equivalents increased $35.0 million during the six months ended June 30, 2026, compared to decreasing $17.6 million during the same period in 2025. At June 30, 2026, $986.0 million of the existing $1.3 billion revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $500.0 million of capacity pending approval by MSA’s board of directors and from the bank group. The Company also has access under the Prudential Note Agreement and NYL Note Facility, subject to the issuers' acceptance, to $195.0 million and $50.0 million aggregate principal amount, respectively, of senior unsecured notes.
Operating activities. Operating activities provided cash of $171.1 million during the six months ended June 30, 2026, compared to $129.1 million during the same period in 2025. The increased cash flow from operating activities was primarily related to higher operating results and lower cash used for variable compensation and other accruals as compared to the prior year.
Investing activities. Investing activities used cash of $23.2 million during the six months ended June 30, 2026, compared to using $227.9 million during the same period in 2025. Capital expenditures drove cash outflows from investing activities during the six months ended June 30, 2026. The acquisition of M&C for $187.7 million and capital expenditures, including a $19.6 million strategic footprint investment, drove the cash used in investing activities for the six months ended June 30, 2025. We remain committed to evaluating acquisition opportunities which would enable us to continue to grow in key end markets and geographies, and have a robust pipeline.
Financing activities. Financing activities used cash of $105.9 million during the six months ended June 30, 2026, compared to providing cash of $74.0 million during the same period in 2025. During the six months ended June 30, 2026, we had net proceeds on long-term debt of $20.8 million as compared to net proceeds of $165.2 million during the same period in 2025, used primarily to fund the M&C acquisition. We paid cash dividends of $41.4 million during the six months ended June 30, 2026, compared to $40.9 million in the same period in 2025. We used cash of $86.4 million during the six months ended June 30, 2026, to repurchase shares, including $76.1 million related to our share repurchase program, compared to $48.9 million in the same period in 2025, including $40.0 million related to our share repurchase program. The remainder in both periods related to our employee stock compensation programs.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro, at June 30, 2026, resulted in a translation loss of $8.3 million being recorded to the cumulative translation adjustments shareholders' equity account during the six months ended June 30, 2026, compared to a $66.7 million translation gain being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2025.
COMMITMENTS AND CONTINGENCIES
We made contributions of $4.5 million to our pension plans during the six months ended June 30, 2026. We expect to make net contributions between $8.0 million and $10.0 million to our pension plans in 2026, which are primarily associated with statutorily required plans in the International reporting segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of June 30, 2026, totaling $10.0 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At June 30, 2026, the Company has $1.2 million of restricted cash in support of these arrangements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales by approximately $21.8 million, or 4.3%, and net income by approximately $3.0 million, or 3.5%, for the three months ended June 30, 2026.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At June 30, 2026, we had open foreign currency forward contracts with a U.S. dollar notional value of $122.2 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $12.2 million increase or decrease in the fair value of these contracts at June 30, 2026.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At June 30, 2026, we had $290.5 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $3.2 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At June 30, 2026, we had $312.5 million of variable rate borrowings. A 100 basis point increase or decrease in interest rates would have an $8.8 million impact on future annual earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 2026	124,109	$169.58	123,835	2,728,565
May 2026	23,953	169.31	23,623	2,714,152
June 2026	5,295	160.47	3,127	2,574,789

The 2026 share repurchase program, which was approved on February 20, 2026, authorizes up to $500.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were 153,357 shares repurchased during the quarter ended June 30, 2026. We do not have any other share repurchase programs. Remaining shares purchased during the quarter were related to stock-based compensation transactions.

Item 5.	Other Information
During the three months ended June 30, 2026, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MSA SAFETY INCORPORATED

July 31, 2026	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)