Form 10-Q
period 2026-09-30
MSA Safety Inc
filed 2026-11-03
CIK 66570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2026
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
As of October 30, 2026, 38,521,574 shares of common stock, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share values)	2026	2025	2026	2025
Net sales	$536,430	$468,445	$1,503,389	$1,363,900
Cost of products sold	292,199	250,829	790,287	732,179
Gross profit	244,231	217,616	713,102	631,721

Selling, general and administrative	132,377	102,852	354,133	308,895
Research and development	19,963	16,521	55,472	49,186
Restructuring charges (Note 4)	1,780	58	6,318	2,470
Currency exchange losses, net	1,876	3,875	3,971	13,237
Operating income	88,235	94,310	293,208	257,933

Interest expense	13,759	8,416	29,413	23,368
Other income, net	(7,478)	(6,562)	(22,538)	(18,585)
Total other expense, net	6,281	1,854	6,875	4,783

Income before income taxes	81,954	92,456	286,333	253,150
Provision for income taxes (Note 11)	23,558	22,843	70,474	61,159
Net income	$58,396	$69,613	$215,859	$191,991

Earnings per share attributable to common shareholders (Note 10):
Basic	$1.51	$1.78	$5.58	$4.89
Diluted	$1.51	$1.77	$5.57	$4.87
Dividends per common share	$0.54	$0.53	$1.61	$1.57

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income	$58,396	$69,613	$215,859	$191,991
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 7)	(380)	(1,631)	(8,642)	65,049
Pension and post-retirement plan adjustments, net of tax (Note 7)	313	308	954	751
Unrealized losses on cash flow hedges (Note 7)	(5)	—	(50)	—
Reclassification from accumulated other comprehensive loss into net income (Note 7)	115	—	82	—
Total other comprehensive income (loss), net of tax	43	(1,323)	(7,656)	65,800
Comprehensive income	$58,439	$68,290	$208,203	$257,791

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(In thousands)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$187,248	$165,067
Trade receivables, less allowance for credit loss of $11,512 and $10,286	374,211	306,452
Inventories (Note 5)	370,595	343,035
Prepaid expenses and other current assets	58,690	54,738
Total current assets	990,744	869,292

Property, plant and equipment, net (Note 6)	282,269	283,063
Operating lease right-of-use assets, net	73,545	56,930
Prepaid pension cost (Note 16)	297,101	279,450
Deferred tax assets (Note 11)	19,888	20,991
Goodwill (Note 14)	1,044,108	731,592
Intangible assets, net (Note 14)	558,574	299,127
Other noncurrent assets	12,083	13,929
Total assets	$3,278,312	$2,554,374

Liabilities
Notes payable and current portion of long-term debt (Note 13)	$33,098	$8,225
Accounts payable	145,800	110,775
Employees’ compensation	69,050	57,640
Other current liabilities	125,750	112,571
Total current liabilities	$373,698	$289,211

Long-term debt, net (Note 13)	1,088,108	572,709
Pensions (Note 16) and other employee benefits	139,464	143,834
Noncurrent operating lease liabilities	59,701	46,151
Deferred tax liabilities (Note 11)	172,328	127,540
Other noncurrent liabilities	11,026	7,917
Total liabilities	$1,844,325	$1,187,362

Equity
Preferred stock, 4.5% cumulative, $50 par value (Note 8)	$3,569	$3,569
Common stock, no par value (Note 8)	360,106	343,842
Treasury shares, at cost (Note 8)	(580,092)	(484,848)
Accumulated other comprehensive loss (Note 7)	(49,437)	(41,781)
Retained earnings	1,699,841	1,546,230
Total shareholders’ equity	1,433,987	1,367,012
Total liabilities and shareholders’ equity	$3,278,312	$2,554,374

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2026	2025
Operating Activities
Net income	$215,859	$191,991
Depreciation and amortization	60,683	52,935
Stock-based compensation (Note 12)	19,260	11,350
Pension income (Note 16)	(13,134)	(10,681)
Deferred income tax benefit (Note 11)	—	(307)
Loss on asset dispositions, net	637	989
Pension contributions (Note 16)	(6,686)	(5,656)
Currency exchange losses, net	3,971	13,237
Changes in:
Trade receivables	(34,934)	(7,878)
Inventories (Note 5)	(8,090)	(23,082)
Accounts payable	22,859	5,466
Other current assets and liabilities	(8,778)	10,942
Other noncurrent assets and liabilities	1,728	2,207
Cash Flow From Operating Activities	253,375	241,513
Investing Activities
Acquisitions, net of cash acquired (Note 15)	(563,087)	(187,774)
Capital expenditures	(37,388)	(52,104)
Property disposals and other investing	36	19
Cash Flow Used in Investing Activities	(600,439)	(239,859)
Financing Activities
Proceeds from long-term debt (Note 13)	1,692,464	836,712
Payments on long-term debt (Note 13)	(1,150,006)	(721,384)
Debt issuance costs	—	(3,084)
Cash dividends paid	(62,248)	(61,638)
Company stock purchases (Note 8)	(99,306)	(50,025)
Exercise of stock options (Note 8)	26	511
Employee stock purchase plan (Note 8)	1,079	1,082
Cash Flow From Financing Activities	382,009	2,174
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,477)	2,002
Change in cash, cash equivalents and restricted cash	22,468	5,830
Beginning cash, cash equivalents and restricted cash	165,992	165,097
Ending cash, cash equivalents and restricted cash	$188,460	$170,927

Supplemental cash flow information:
Cash and cash equivalents	$187,248	$169,998
Restricted cash included in prepaid expenses and other current assets	1,212	929
Total cash, cash equivalents and restricted cash	$188,460	$170,927

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MSA SAFETY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Unaudited

(In thousands, except per share values)	Retained Earnings	Accumulated Other Comprehensive (Loss)
Balances June 30, 2026	$1,662,279	$(49,480)
Net income	58,396	—
Foreign currency translation adjustments	—	(380)
Pension and post-retirement plan adjustments, net of tax benefit of $59	—	313
Unrecognized net loss on cash flow hedges (Note 7)	—	(5)
Reclassification from accumulated other comprehensive loss into net income (Note 7)	—	115
Common dividends ($0.54 per share)	(20,824)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances September 30, 2026	$1,699,841	$(49,437)

Balances June 30, 2025	$1,431,147	$(74,526)
Net income	69,613	—
Foreign currency translation adjustments	—	(1,631)
Pension and post-retirement plan adjustments, net of tax benefit of $84	—	308
Common dividends ($0.53 per share)	(20,747)	—
Preferred dividends ($0.5625 per share)	(10)	—
Balances September 30, 2025	$1,480,003	$(75,849)

Balance at December 31, 2025	$1,546,230	$(41,781)
Net income	215,859	—
Foreign currency translation adjustments	—	(8,642)
Pension and post-retirement plan adjustments, net of tax benefit of $162	—	954
Unrecognized net loss on cash flow hedges (Note 7)	—	(50)
Reclassification from accumulated other comprehensive loss into net income (Note 7)	—	82
Common dividends ($1.61 per share)	(62,218)	—
Preferred dividends ($1.6875 per share)	(30)	—
Balances September 30, 2026	$1,699,841	$(49,437)

Balances December 31, 2024	$1,349,650	$(141,649)
Net income	191,991	—
Foreign currency translation adjustments	—	65,049
Pension and post-retirement plan adjustments, net of tax benefit of $425	—	751
Common dividends ($1.57 per share)	(61,608)	—
Preferred dividends ($1.6875 per share)	(30)	—
Balances September 30, 2025	$1,480,003	$(75,849)

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
In the first quarter 2026, the Company early adopted Accounting Standards Update ("ASU") 2025‑06, Targeted Improvements to the Accounting for Internal-Use Software. The ASU updates guidance related to recognition and capitalization costs incurred to develop or obtain internal-use software, including certain cloud-based software arrangements, and clarifies related disclosure requirements. The Company adopted the ASU prospectively as of January 1, 2026, in accordance with the transition provisions of the standard. Accordingly, amounts capitalized prior to the adoption date were not adjusted, and the new guidance applies only to qualifying costs incurred after adoption. Therefore, the adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2026.
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
Managed fire service contracts meet the criteria to be accounted for as sales-type leases. Under ASC 842, Leases, these contracts contain both lease and non-lease components. For a component to be separate, the customer would be able to benefit from the right of use of the component separately or with other resources readily available to the customer and the right of use is not highly dependent or highly interrelated with the other rights to use the other underlying assets or components.
For managed fire service contracts, revenue from equipment provided is considered a lease component and recognized with point in time revenue recognition upon lease commencement. Upon the recognition of such revenue, an asset is established for the investment in sales-type leases. Maintenance revenue, which is considered a non-lease component, and interest are recognized monthly over the lease term. As of September 30, 2026, remaining maintenance performance obligations for managed fire service contracts were $21.1 million, which are expected to be recognized as revenue over the remaining contract lives which are primarily two years.
Lease revenues and interest earned by the Company, which are included in the unaudited Condensed Consolidated Statements of Income, were not material for the three and nine month periods ended September 30, 2026, or 2025.
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
The Company's net cash pool position consisted of the following:

(In thousands)	September 30, 2026
Gross cash pool position	$106,392
Less: cash pool borrowings	100,391
Net cash pool position	$6,001
Note 4—Restructuring Charges
During the three and nine months ended September 30, 2026, we recorded $1.8 million and $6.3 million of restructuring charges. Americas and International segments' restructuring charges of $2.0 million and $2.4 million, respectively, during the nine months ended September 30, 2026, were primarily related to footprint optimization and other ongoing initiatives to right-size the organization in response to macroeconomic conditions. Corporate related restructuring charges of $1.9 million during the nine months ended September 30, 2026, were related to management restructuring and to initiatives to right-size the organization in response to macroeconomic conditions.
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
Restructuring reserves are included in Other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Activity and reserve balances for restructuring by segment were as follows:

(In millions)	Americas segment	International segment	Corporate	Total
Reserve balances at December 31, 2024	$0.2	$3.2	$—	$3.4
Restructuring charges	1.2	1.7	1.0	3.9
Currency translation	—	0.4	—	0.4
Cash payments / utilization	(0.6)	(2.8)	(1.0)	(4.4)
Reserve balances at December 31, 2025	$0.8	$2.5	$—	$3.3
Restructuring charges	2.0	2.4	1.9	6.3
Cash payments	(2.4)	(2.2)	(1.9)	(6.5)
Reserve balances at September 30, 2026	$0.4	$2.7	$—	$3.1
Note 5—Inventories
The following table sets forth the components of inventory:

(In thousands)	September 30, 2026	December 31, 2025
Raw materials and supplies	$237,517	$228,374
Finished products	113,948	99,266
Work in process	19,130	15,395
Total inventories	$370,595	$343,035

Note 6—Property, Plant and Equipment
The following table sets forth the components of property, plant and equipment, net:

(In thousands)	September 30, 2026	December 31, 2025
Land	$9,429	$9,549
Buildings	212,018	212,145
Machinery and equipment	553,910	565,082
Construction in progress	29,892	24,964
Total	805,249	811,740
Less: accumulated depreciation	(522,980)	(528,677)
Property, plant and equipment, net	$282,269	$283,063

Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Pension and other post-retirement benefits (a)
Balance at beginning of period	$21,825	$(10,947)	$21,184	$(11,390)
Amounts reclassified from accumulated other comprehensive loss into net income:
Amortization of prior service cost (Note 16)	40	32	120	96
Recognized net actuarial losses (Note 16)	332	360	996	1,080
Tax benefit	(59)	(84)	(162)	(425)
Total amount reclassified from accumulated other comprehensive loss, net of tax, into net income	313	308	954	751
Balance at end of period	$22,138	$(10,639)	$22,138	$(10,639)
Foreign currency forward cash flow hedges
Balance at beginning of period	$(293)	$—	$(215)	$—
Unrealized losses on cash flow hedges (Note 17)	(5)	—	(50)	—
Reclassification from accumulated other comprehensive loss into net income	115	—	82	—
Balance at end of period	$(183)	$—	$(183)	$—
Foreign currency translation
Balance at beginning of period	$(71,012)	$(63,579)	$(62,750)	$(130,259)
Foreign currency translation adjustments	(380)	(1,631)	(8,642)	65,049
Balance at end of period	$(71,392)	$(65,210)	$(71,392)	$(65,210)
(a) Amounts reclassified from accumulated other comprehensive loss (“AOCL”) into net income are included in the computation of net periodic pension and other post-retirement benefit costs (refer to Note 16—Pensions and Other Post-retirement Benefits).

Note 8—Capital Stock
Preferred Stock - The Company has authorized 100,000 shares of $50 par value 4.5% cumulative preferred nonvoting stock, which is callable at $52.50. There were 71,340 shares issued and 52,998 shares held in treasury at both September 30, 2026, and December 31, 2025. The Treasury shares at cost line in the unaudited Condensed Consolidated Balance Sheets includes $1.8 million related to preferred stock. There were no shares of preferred stock purchased and subsequently held in treasury during the nine months ended September 30, 2026, or 2025. The Company has also authorized 1,000,000 shares of $10 par value second cumulative preferred voting stock. No shares have been issued as of September 30, 2026, or December 31, 2025.
Common Stock - The Company has authorized 180,000,000 shares of no par value common stock. There were 62,081,391 shares issued as of September 30, 2026, and December 31, 2025. No new shares were issued during the nine months ended September 30, 2026, or 2025. There were 38,539,388 and 38,912,629 shares outstanding at September 30, 2026, and December 31, 2025, respectively.
Treasury Shares - The Company's 2026 stock repurchase program authorizes up to $500.0 million to repurchase MSA common stock in the open market and in private transactions. The stock repurchase program has no expiration date. The maximum number of shares that may be repurchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. During the nine months ended September 30, 2026, and 2025, the Company repurchased 496,819 and 248,768 shares, respectively, under this and the prior stock repurchase program. There were 23,542,003 and 23,168,762 treasury shares at September 30, 2026, and December 31, 2025, respectively.
The Company issues treasury shares for all stock-based benefit plans. Shares are issued from treasury at the average treasury share cost on the date of the transaction. There were 181,530 and 202,502 Treasury shares issued for these purposes during the nine months ended September 30, 2026, and 2025, respectively.
Common stock activity is summarized as follows:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$352,597	$(565,708)	$336,175	$(442,123)
Stock compensation expense	7,639	—	3,351	—
Restricted and performance stock awards	(130)	130	(278)	278
Stock options exercised	—	3	8	6
Treasury shares purchased for stock compensation programs	—	(228)	—	(1,150)
Share repurchase program	—	(12,683)	—	—
Balance at end of period	$360,106	$(578,486)	$339,256	$(442,989)
(a)Excludes treasury cost related to preferred stock.

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(In thousands)	Common Stock	Treasury Cost(a)	Common Stock	Treasury Cost(a)
Balance at beginning of period	$343,842	$(483,248)	$329,953	$(396,604)
Stock compensation expense	19,260	—	11,350	—
Restricted and performance stock awards	(3,903)	3,903	(3,285)	3,285
Stock options exercised	12	14	303	208
Treasury shares purchased for stock compensation programs	—	(10,530)	—	(10,030)
Employee stock purchase program	895	184	935	147
Share repurchase program	—	(88,809)	—	(39,995)
Balance at end of period	$360,106	$(578,486)	$339,256	$(442,989)
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
Adjusted operating income is the measure used by the chief operating decision maker, identified as our President and Chief Executive Officer, to evaluate reportable segment performance and identify opportunities when allocating resources. Adjusted operating income is defined as operating income excluding restructuring charges, currency exchange, transaction and digital transformation costs, and acquisition-related amortization.
The accounting principles applied at the operating segment level in determining the segment measure of profit or loss are the same as those applied at the unaudited condensed consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.
Reportable segment information is presented in the following table:

(In thousands)	Americas	International	Corporate/Reconciling Items(a)		Consolidated Totals
Three Months Ended September 30, 2026
Net sales to external customers	$338,246	$198,184	$—		$536,430
Less:
Cost of products sold	170,272	113,855
Selling, general and administrative	59,152	44,694	13,564
Research and development	12,162	7,801
Adjusted operating income	96,660	31,834
Noncash items:
Depreciation and amortization	12,173	10,617	219		23,009
Pension (income) expense	(5,427)	1,049	—		(4,378)
Total assets	1,725,536	1,595,986	(43,210)	(b)	3,278,312
Capital expenditures	8,967	3,692	1,469		14,128
Three Months Ended September 30, 2025
Net sales to external customers	$313,350	$155,095	$—		$468,445
Less:
Cost of products sold	160,068	87,166
Selling, general and administrative	54,876	36,300	9,773
Research and development	9,726	6,795
Adjusted operating income	88,680	24,834
Noncash items:
Depreciation and amortization	11,942	6,423	220		18,585
Pension (income) expense	(4,695)	931	—		(3,764)
Total assets	1,587,038	958,479	8,060		2,553,577
Capital expenditures	6,873	4,831	282		11,986
(a) Corporate/Reconciling items consist primarily of corporate expenses and other items not directly attributable to reportable segments.
(b) Negative Corporate and reconciling items assets driven primarily by bank overdrafts under our notional cash pooling arrangement. Refer to Note 3—Cash and Cash Equivalents for further details.

(In thousands)	Americas	International	Corporate/Reconciling Items(a)		Consolidated Totals
Nine Months Ended September 30, 2026
Net sales to external customers	$1,004,935	$498,454	$—		$1,503,389
Less:
Cost of products sold	492,170	283,277
Selling, general and administrative	175,732	121,432	38,138
Research and development	33,153	22,318
Adjusted operating income	303,880	71,427
Noncash items:
Depreciation and amortization	36,498	23,528	657		60,683
Pension (income) expense	(16,281)	3,147	—		(13,134)
Total assets	1,725,536	1,595,986	(43,210)	(b)	3,278,312
Capital expenditures	25,929	8,823	2,636		37,388
Nine Months Ended September 30, 2025
Net sales to external customers	$926,649	$437,251	$—		$1,363,900
Less:
Cost of products sold	475,751	247,395
Selling, general and administrative	161,039	106,136	31,718
Research and development	29,165	20,021
Adjusted operating income	260,694	63,699
Noncash items:
Depreciation and amortization	35,415	16,541	979		52,935
Pension (income) expense	(13,364)	2,683	—		(10,681)
Total assets	1,587,038	958,479	8,060		2,553,577
Capital expenditures	23,228	8,830	20,046		52,104
(a) Corporate/Reconciling items consist primarily of corporate expenses and other items not directly attributable to reportable segments.
(b) Negative Corporate and reconciling items assets driven primarily by bank overdrafts under our notional cash pooling arrangement. Refer to Note 3—Cash and Cash Equivalents for further details.

A reconciliation of total Adjusted operating income from reportable segments to Income before income taxes is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Adjusted operating income from reportable segments	$128,494	$113,514	$375,307	$324,393
Less:
Corporate expenses	13,564	9,773	38,138	31,718
Restructuring charges (Note 4)	1,780	58	6,318	2,470
Currency exchange losses, net	1,876	3,875	3,971	13,237
Interest expense	13,759	8,416	29,413	23,368
Other income, net	(7,478)	(6,562)	(22,538)	(18,585)
Acquisition-related amortization	8,072	3,595	14,841	9,033
Transaction and digital transformation costs(a)	14,967	1,903	18,831	10,002
Income before income taxes	$81,954	$92,456	$286,333	$253,150
(a) Transaction and digital transformation costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of or in connection with acquisitions and divestitures as well as costs associated with strategic digital transformation efforts. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total sales by product group was as follows:

Three Months Ended September 30, 2026	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$233,935	44%	$130,107	38%	$103,828	52%
Fire Service (b)	173,214	32%	119,179	35%	54,035	27%
Industrial PPE and Other (c)	129,281	24%	88,960	27%	40,321	21%
Total	$536,430	100%	$338,246	100%	$198,184	100%

Three Months Ended September 30, 2025	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$191,188	41%	$124,111	40%	$67,077	43%
Fire Service (b)	158,654	34%	109,497	35%	49,157	32%
Industrial PPE and Other (c)	118,603	25%	79,742	25%	38,861	25%
Total	$468,445	100%	$313,350	100%	$155,095	100%

Nine Months Ended September 30, 2026	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$616,154	41%	$392,710	39%	$223,444	45%
Fire Service (b)	494,378	33%	343,514	34%	150,864	30%
Industrial PPE and Other (c)	392,857	26%	268,711	27%	124,146	25%
Total	$1,503,389	100%	$1,004,935	100%	$498,454	100%

Nine Months Ended September 30, 2025	Consolidated		Americas		International
(In thousands, except percentages)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Detection (a)	$546,094	40%	$361,176	39%	$184,918	42%
Fire Service (b)	472,576	35%	326,220	35%	146,356	33%
Industrial PPE and Other (c)	345,230	25%	239,253	26%	105,977	25%
Total	$1,363,900	100%	$926,649	100%	$437,251	100%
(a) Detection includes Fixed Gas and Flame Detection and Portable Gas Detection. Detection includes sales from the M&C TechGroup acquisition from May 6, 2025, onward (Americas and International) and sales from the Autronica Fire and Security acquisition from July 9, 2026 onward (Americas and International). Refer to Note 15—Acquisitions for further information.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share values)	2026	2025	2026	2025
Net income	$58,396	$69,613	$215,859	$191,991
Preferred stock dividends	(10)	(10)	(30)	(30)
Net income attributable to common equity	58,386	69,603	215,829	191,961
Dividends and undistributed earnings allocated to participating securities	(6)	(6)	(21)	(18)
Net income attributable to common shareholders	58,380	69,597	$215,808	$191,943

Basic weighted-average shares outstanding	38,564	39,168	38,681	39,253
Stock-based compensation awards	83	112	95	127
Diluted weighted-average shares outstanding	38,647	39,280	38,776	39,380
Antidilutive shares	—	—	—	—
Earnings per share:
Basic	$1.51	$1.78	$5.58	$4.89
Diluted	$1.51	$1.77	$5.57	$4.87
Note 11—Income Taxes
The Company's effective tax rate for the three months ended September 30, 2026, was 28.7%, which differs from the United States of America ("U.S.") federal statutory rate of 21.0%, primarily due to state income taxes, increased profitability in high tax jurisdictions, settlement of foreign audits, and nondeductible transaction costs. The Company's effective tax rate for the three months ended September 30, 2025, was 24.7%, which differs from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes and discrete expense booked in the third quarter of 2025 related to the filing of prior period tax returns.
The Company's effective tax rate for the nine months ended September 30, 2026, was 24.6%, which differs from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, increased profitability in high tax jurisdictions, and nondeductible transaction costs. The Company's effective tax rate for the nine months ended September 30, 2025, was 24.2%, which differs from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes and nondeductible executive compensation.
At September 30, 2026, the Company had a gross liability for unrecognized tax benefits of $4.3 million. The Company has recognized tax benefits associated with these liabilities of $1.5 million at September 30, 2026. The gross liability includes amounts associated with domestic and foreign tax exposure in prior periods.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company's liability for accrued interest related to uncertain tax positions was $0.6 million at September 30, 2026.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
On July 4, 2025, the U.S. enacted into law the One, Big, Beautiful Bill Act (“the Act”). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Act did not have a material impact on the financial statements for the nine months ended September 30, 2026.

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
Stock compensation expense, included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Stock compensation expense	$7,639	$3,351	$19,260	$11,350
Income tax benefit	1,826	827	4,603	2,803
Stock compensation expense, net of tax	$5,813	$2,524	$14,657	$8,547
We have not capitalized any stock-based compensation expense.
A summary of stock option activity for the nine months ended September 30, 2026, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2026	2,217	$48.30
Exercised	(703)	45.80
Outstanding and exercisable at September 30, 2026	1,514	$49.46
Restricted stock awards and restricted stock units are valued at the market value of the stock on the grant date. A summary of restricted stock activity for the nine months ended September 30, 2026, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2026	168,387	$159.38
Granted	62,006	187.15
Vested	(62,215)	144.63
Forfeited	(13,245)	177.21
Unvested at September 30, 2026	154,933	$174.90
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
A summary of performance stock unit activity for the nine months ended September 30, 2026, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2026	151,552	$153.00
Granted	60,252	217.74
Performance adjustments(a)	49,804	131.46
Vested	(111,975)	131.46
Forfeited	(10,532)	192.21
Unvested at September 30, 2026	139,101	$187.70
(a) Performance adjustments relate primarily to the final number of shares issued for the 2023 performance unit awards which vested in the first quarter of 2026 at 180% of the target award based on both cumulative performance against EBITDA margin and revenue growth targets and MSA's total shareholder return during the three-year performance period.

Note 13—Long-Term Debt

(In thousands)	September 30, 2026	December 31, 2025
2016 Senior Notes payable through 2031, 3.40%, net of debt issuance costs	$40,430	$49,278
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,792	99,776
2021 Senior Notes payable through 2036, 2.69%, net of debt issuance costs	99,792	99,776
Senior revolving credit facility maturing in 2030, net of debt issuance costs	831,216	282,137
2023 Senior Notes payable through 2028, 5.25%, net of debt issuance costs	49,976	49,967
Total	1,121,206	580,934
Amounts due within one year	33,098	8,225
Long-term debt, net of debt issuance costs	$1,088,108	$572,709
On April 1, 2025, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Revolving Credit Facility” or “Facility”) with a capacity of $1.3 billion. Under the amended agreement, the Company may elect either a Base rate of interest (“BASE”) or an interest rate based on Secured Overnight Financing Rate (“SOFR”). The BASE is a daily fluctuating per annum rate equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the Daily Simple SOFR rate, plus 1.00%. The Company pays a credit spread of 0 to 175 basis points based on the Company’s net leverage ratio and elected rate (BASE or SOFR). The Company has a weighted average revolver interest rate of 4.78% as of September 30, 2026. At September 30, 2026, $465.0 million of the existing $1.3 billion revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $500.0 million of capacity pending approval by MSA’s board of directors and from the bank group.
On July 1, 2024, the Company entered into Amendment No. 3 to the Third Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Prudential Note Agreement”) with PGIM, Inc. (“Prudential”). The Prudential Note Agreement provided for (i) the issuance of $100.0 million of 2.69% Series C Senior Notes due July 1, 2036, and (ii) the establishment of an uncommitted note issuance facility whereby the Company may request, subject to Prudential’s acceptance in its sole discretion, the issuance of up to $335.0 million aggregate principal amount of senior unsecured notes. As of September 30, 2026, the Company has outstanding £30.5 million (approximately $40.5 million at September 30, 2026) of 3.4% Series B Senior Notes due January 22, 2031. Remaining maturities of this note are £6.1 million (approximately $8.1 million at September 30, 2026) due annually through January 2031.
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
As of September 30, 2026, the Company was in full compliance with the restrictive covenants under its various credit agreements.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2026, totaling $19.4 million, of which $1.5 million relate to the Revolving Credit Facility. The guarantees and letters of credit serve to cover customer requirements in connection with certain sales orders as well as vendor requirements. The Company is also required to provide cash collateral in connection with certain arrangements. As of September 30, 2026, the Company has $1.2 million of restricted cash in support of these arrangements.
On July 9, 2026, the Company acquired Autronica Fire and Security ("Autronica") in a transaction valued at approximately $563 million, net of cash acquired. The acquisition was funded through a combination of cash on hand and borrowings under our existing credit facility. Refer to Note 15—Acquisitions for further information.
Note 14—Goodwill and Intangible Assets, Net
Changes in goodwill during the nine months ended September 30, 2026, were as follows:

(In thousands)	Goodwill
Balance at January 1, 2026	$731,592
Additions (Note 15)	316,571
Currency translation	(4,055)
Balance at September 30, 2026	$1,044,108
At September 30, 2026, goodwill of $528.9 million and $515.2 million related to the Americas and International reportable segments, respectively.
Changes in intangible assets, net, during the nine months ended September 30, 2026, were as follows:

(In thousands)	Intangible Assets
Net balance at January 1, 2026	$299,127
Additions (Note 15)	278,470
Amortization expense	(20,018)
Currency translation	995
Net balance at September 30, 2026	$558,574
At September 30, 2026, intangible assets, net, includes a trade name related to Globe Manufacturing Company, LLC (“Globe”) with an indefinite life totaling $60.0 million.

Note 15—Acquisitions
Acquisition of Autronica
On July 9, 2026, the Company acquired 100% of the common stock of Autronica in an all-cash transaction valued at approximately $563 million, net of cash acquired.
Headquartered in Trondheim, Norway, Autronica is a designer, manufacturer, and supplier of fire detection, gas detection, and alarm systems. Autronica's products and systems are used in a wide range of industries including maritime, oil and gas, infrastructure, and industrial sectors. The acquisition expands the Company’s fire and gas detection capabilities and global market presence.
Autronica’s operating results are included in our consolidated financial statements from the acquisition date within the Americas and International reportable segments. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting, which requires recording assets and liabilities at fair value (Level 3).
The following table summarizes the fair values of the Autronica assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	July 9, 2026
Cash and cash equivalents	$8.4
Trade receivables	33.0
Inventories	19.8
Prepaid expenses and other current assets	19.9
Other noncurrent assets	26.9
Customer relationships	188.7
Trade name	46.3
Developed technology	43.5
Goodwill	316.6
Total assets acquired	$703.1
Deferred tax liability	(60.4)
Other liabilities	(71.1)
Total liabilities assumed	$(131.5)
Net assets acquired	$571.6
As of September 30, 2026, the purchase accounting for Autronica is subject to change upon completion of the valuation of the assets acquired and liabilities assumed, primarily for review of tax balances, valuation of intangible assets and allocation of goodwill.
Assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair values. Fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade name and developed technology and the cost approach for assembled workforce, which is included in goodwill. Assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates and amortization tax benefits, capital spending, discount rates, customer attrition rates, technology obsolescence assumptions, and working capital changes. Cash flow forecasts were generally based on Autronica pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, developed technology, and trade name acquired in the Autronica transaction are being amortized over periods of 20 years, 15 years, and 15 years, respectively. Estimated future amortization expense related to the identifiable intangible assets is approximately $4 million for the remainder of 2026, approximately $15 million annually for 2027 through 2030, and $209 million thereafter.
Goodwill was calculated as the excess of the purchase price over the fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Autronica with our operations. Goodwill of $316.6 million related to the Autronica acquisition was recorded, with $269.1 million and $47.5 million allocated to the International and Americas reportable segments, respectively. This goodwill is nondeductible for tax purposes.
Our results for the three and nine months ended September 30, 2026, include strategic acquisition costs of $11.8 million and $15.7 million, respectively, including costs related to the Autronica acquisition. Our results for the three and nine months ended September 30, 2025, include $1.9 million and $10.0 million, respectively, of strategic acquisition costs. These costs are reported in selling, general, and administrative expenses.
Our results for the three and nine months ended September 30, 2026, include sales and net loss of $39.5 million and $6.0 million, respectively, attributable to this acquisition. The net loss attributable to the Autronica acquisition excludes certain acquisition-related costs incurred and recorded by MSA outside of the acquired entities, which are included in the strategic acquisition costs described above.
The following unaudited pro forma information presents our combined results as if MSA's acquisitions of Autronica in 2026 and M&C during 2025 had occurred on January 1, 2025. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisitions; (2) factually supportable; and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between MSA and the acquired businesses during the periods presented that are required to be eliminated in the unaudited pro forma condensed combined financial information. The unaudited pro forma condensed combined financial information does not reflect any cost savings, operating synergies, or revenue enhancements that the combined companies may achieve as a result of the acquisition or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies, or revenue enhancements.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$540.1	$502.2	$1,588.9	$1,493.7
Net income	55.7	75.3	206.0	211.0
Basic earnings per share	1.45	1.92	5.32	5.38
Diluted earnings per share	1.44	1.92	5.31	5.36
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

Note 16—Pensions and Other Post-retirement Benefits
Components of Net periodic benefit (income) cost consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	2026	2025	2026	2025
Three Months Ended September 30,
Service cost	$2,013	$2,013	$21	$31
Interest cost	5,782	5,999	228	276
Expected return on plan assets	(12,418)	(12,005)	—	—
Amortization of prior service cost	40	32	—	—
Recognized net actuarial losses	205	197	127	163
Net periodic benefit (income) cost (a)	$(4,378)	$(3,764)	$376	$470

Nine Months Ended September 30,
Service cost	$6,039	$6,014	$63	$93
Interest cost	17,346	17,912	684	828
Expected return on plan assets	(37,254)	(36,015)	—	—
Amortization of prior service cost	120	96	—	—
Recognized net actuarial losses	615	591	381	489
Settlements	—	721	—	—
Net periodic benefit (income) cost (a)	$(13,134)	$(10,681)	$1,128	$1,410
(a) Components of Net periodic benefit (income) cost other than service cost are included in the line item Other income, net, and service costs are included in the line items Cost of products sold and Selling, general and administrative in the unaudited Condensed Consolidated Statements of Income.

We made contributions of $6.7 million and $5.7 million to our pension plans during the nine months ended September 30, 2026, and 2025, respectively. We expect to make net contributions between $8 million and $10 million to our pension plans in 2026, which are primarily associated with statutorily required plans in the International reporting segment.
Note 17—Derivative Financial Instruments
As part of our currency exchange rate risk management strategy, we enter into certain derivative foreign currency forward contracts that do not meet the U.S. GAAP criteria for hedge accounting, but have the impact of partially offsetting certain foreign currency exposures. We account for these forward contracts at fair value and report the related gains or losses in currency exchange losses, net, in the unaudited Condensed Consolidated Statements of Income. The notional amount of open forward contracts not designated as hedging instruments was $134.5 million and $113.4 million at September 30, 2026, and December 31, 2025, respectively.
We also use derivative foreign currency forward contracts to manage exposure to foreign exchange currency risks arising from forecasted transactions. These instruments meet the U.S. GAAP criteria for hedge accounting and are accounted for under ASC 815, Derivatives and Hedging. For hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction are specifically identified, and it is probable that each forecasted transaction will occur. If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized immediately into net income. At September 30, 2026, and December 31, 2025, the notional amount of open foreign currency exchange forward contracts designated as cash flow hedges was $7.9 million and $31.6 million, respectively. See Note 7—Reclassifications Out of Accumulated Other Comprehensive Loss for information on unrealized loss deferred in Accumulated other comprehensive loss until the transactions related to these cash flow hedges affect earnings. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. All open foreign currency exchange forward contracts designated as cash flow hedges outstanding at September 30, 2026, will mature by December 2026.

The following table presents the unaudited Condensed Consolidated Balance Sheets location and fair value of assets and liabilities associated with derivative financial instruments:

(In thousands)	September 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts: prepaid expenses and other current assets	$1,556	$—
Foreign exchange contracts: other current liabilities	1,187	392
Derivatives designated as cash flow hedges:
Foreign exchange contracts: prepaid expenses and other current assets	$253	$105
Foreign exchange contracts: other current liabilities	436	320
The following table presents the amount and classification of the net (gain) loss associated with derivative financial instruments within the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts: currency exchange losses, net	$(370)	$(4,958)
Derivatives designated as cash flow hedges:
Foreign exchange contracts: cost of products sold	$82	$—
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
The reported carrying amount of our fixed rate long-term debt, including the current portion of long-term debt, was $290.5 million and $299.3 million at September 30, 2026, and December 31, 2025, respectively. The fair value of this debt was $250.5 million and $272.5 million at September 30, 2026, and December 31, 2025, respectively. The fair value of this debt was determined using Level 2 inputs by evaluating similarly rated companies with publicly traded bonds where available or current borrowing rates available for financings with similar terms and maturities.
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
Globe believes it has valid defenses to these claims. These matters are at a very early stage with numerous factual and legal issues to be resolved. Defense costs relating to these lawsuits are recognized in the unaudited Condensed Consolidated Statements of Income as incurred. Globe is also pursuing insurance coverage and indemnification related to the lawsuits. As of October 27, 2026, Globe was named as a defendant in 1,280 lawsuits comprised of 19,638 claims based on a largely common set of assertions, predominantly styled as individual personal injury claims and including several putative class actions. Certain of these lawsuits include MSA Safety Inc. or other Globe affiliates as defendants.
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

The following table reconciles changes in the Company's accrued warranty reserve:

(In thousands)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Beginning warranty reserve	$11,864	$13,724
Warranty payments	(11,618)	(15,129)
Warranty claims, current	12,028	12,922
Warranty claims, preexisting	364	82
Currency translation	(12)	265
Ending warranty reserve	$12,626	$11,864
Warranty expense was $12.4 million and $9.9 million for the nine months ended September 30, 2026, and 2025, respectively, and is included in Cost of products sold on the unaudited Condensed Consolidated Statements of Income.

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
On July 9, 2026, the Company completed its acquisition of 100% of the common stock of Autronica Fire and Security (“Autronica”) for approximately $563 million, net of cash acquired and subject to customary purchase price adjustments. Headquartered in Norway and employing approximately 500 employees worldwide, Autronica is a designer, manufacturer and supplier of fire detection, gas detection and alarm systems. Autronica serves the critical infrastructure, energy and maritime sectors. Refer to Note 15—Acquisitions to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q for further information.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

Net Sales	Three Months Ended September 30,		Dollar Increase	Percent Increase
(In millions, except percentage change)	2026	2025
Consolidated	$536.4	$468.4	$68.0	14.5%
Americas	338.2	313.3	24.9	7.9%
International	198.2	155.1	43.1	27.8%
Net Sales. Net sales for the three months ended September 30, 2026, were $536.4 million, an increase of $68.0 million, or 14.5%, compared to $468.4 million in the same period of 2025. Please refer to the Net Sales table below for a reconciliation of the quarter over quarter sales change.

Net Sales	Three Months Ended September 30, 2026 versus September 30, 2025
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	7.9%	27.8%	14.5%
Currency translation effects	(0.8)%	—%	(0.6)%
Less: Acquisitions	—%	(25.5)%	(8.4)%
Organic sales change	7.1%	2.3%	5.5%
Note: Organic sales change is a non-GAAP financial measure. See the “Non-GAAP Financial Measures” section below.
Net sales for the Americas segment were $338.2 million in the third quarter of 2026, an increase of $24.9 million, or 7.9%, compared to $313.3 million in the same period of 2025. Organic sales in the Americas segment increased 7.1% during the period, driven by high-single digit growth in industrial PPE and fire service as well as mid-single digit growth in detection.
Net sales for the International segment were $198.2 million in the third quarter of 2026, an increase of $43.1 million, or 27.8%, compared to $155.1 million in the same period of 2025. Organic sales in the International segment increased 2.3% during the period, reflecting double-digit growth in fire service and low-single digit growth in industrial PPE partially offset by a mid-single-digit decline in detection largely driven by the conflict in the Middle East. Autronica added $39.4 million of sales to the International segment during the period as compared to prior year.
The operating environment continues to be dynamic, with ongoing uncertainty related to the conflict in the Middle East and the broader macroeconomic conditions. We are maintaining our outlook for low-double-digit total revenue growth supported by mid-single-digit organic revenue growth and a mid-single-digit contribution from acquisitions. Our outlook balances the strength of our order book and a healthy pipeline of opportunities across the portfolio in the fourth quarter with prudent consideration of these ongoing dynamics. Organic orders increased by double digits year over year in the quarter, with broad-based growth across product categories.
Refer to Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the third quarter of 2026 was $244.2 million, an increase of $26.6 million or 12.2%, compared to $217.6 million in the same period of 2025. The ratio of gross profit to net sales was 45.5% in the third quarter of 2026 compared to 46.5% in the same quarter last year. The decrease in gross profit margin reflects the impact of the Autronica acquisition, including amortization. Price realization and productivity fully offset inflation and unfavorable mix.
Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $132.4 million during the third quarter of 2026, an increase of $29.5 million or 28.7%, compared to $102.9 million in the same period of 2025. SG&A expenses were 24.7% of net sales during the third quarter of 2026 compared to 22.0% in the same quarter last year. SG&A for 2026 includes $7.3 million of additional expenses associated with Autronica operations as compared to the prior year. SG&A also includes $15.0 million and $1.9 million of strategic transaction and digital transformation costs for the third quarter of 2026 and 2025, respectively. Organic SG&A increased by approximately $8.7 million or 8.7%, driven primarily by higher variable compensation resulting from improved results and the Autronica acquisition, commercial investments, and inflation.

Please refer to the SG&A expenses table below for a reconciliation of the quarter over quarter expense change.

Selling, general, and administrative expenses	Three Months Ended September 30, 2026 versus September 30, 2025
(Percent Change)	Consolidated
GAAP reported change	28.7%
Currency translation effects	(0.3)%
Acquisitions and related transaction and digital transformation costs	(19.7)%
Organic change	8.7%
Note: Organic SG&A change is a non-GAAP financial measure. See the “Non-GAAP Financial Measures” section below.
Research and development expense. Research and development expense was $20.0 million during the third quarter of 2026, an increase of $3.5 million, compared to $16.5 million in the same period of 2025 primarily due to the Autronica acquisition. Research and development expense was 3.7% of net sales in the third quarter of 2026 and 3.5% in the third quarter of 2025.
During the third quarter of 2026 and 2025, we capitalized $4.0 million and $3.7 million of software development costs, respectively. Depreciation expense for capitalized software development costs of $3.4 million and $2.8 million for the third quarter of 2026 and 2025, respectively, was recorded in Costs of products sold on the unaudited Condensed Consolidated Statements of Income.
The Company's commitment to innovation is supported by a research and development pipeline focused on integrating advanced technology into core safety equipment. Approximately half of MSA’s R&D engineers are now focused on software development to support the expansion of its connected ecosystems and HeSaaS models. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $24.0 million and $20.2 million during the third quarter of September 30, 2026, and 2025, respectively.
Restructuring charges. Restructuring charges were $1.8 million and $0.1 million during the third quarter of 2026 and 2025, respectively. Charges in both periods were primarily related to initiatives to right-size the organization in response to macroeconomic conditions and footprint optimization.
Currency exchange. Currency exchange losses were $1.9 million in the third quarter of 2026 compared to $3.9 million in the same period of 2025. The currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances. Refer to Note 17—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the third quarter of 2026 was $88.2 million compared to $94.3 million in the same period of 2025. The decrease in operating income was primarily driven by higher SG&A and the impact of the Autronica acquisition, including higher transaction costs and amortization, partially offset by higher sales and lower currency exchange losses as discussed further above.
Adjusted operating income. Americas adjusted operating income for the third quarter of 2026 was $96.7 million, an increase of $8.0 million or 9.0% compared to $88.7 million in the same period of 2025. The increase in adjusted operating income is primarily attributable to increased sales and higher gross profit driven by price realization and productivity, partially offset by inflation.
International adjusted operating income for the third quarter of 2026 was $31.8 million, an increase of $7.0 million, or 28.2%, compared to $24.8 million in the same period of 2025. The increase in adjusted operating income is attributable to increased sales and the contribution from Autronica partially offset by inflation and higher SG&A expenses.
Corporate expense for the third quarter of 2026 was $13.6 million, an increase of $3.8 million, compared to $9.8 million in the same period of 2025, driven by higher variable compensation and professional service fees, partially offset by discretionary expense management.

The following tables present a summary of adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA % by reportable segment. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

(In thousands)	Americas	International	Total Reportable Segments	Corporate	Consolidated
Three months ended September 30, 2026
Net sales	$338,246	$198,184	$536,430	$—	$536,430
GAAP operating income					88,235
Adjusted operating income (loss)	96,660	31,834	128,494	(13,564)	114,930
Adjusted operating margin %	28.6%	16.1%	24.0%
Adjusted EBITDA	106,867	37,411	144,278	(13,564)	130,714
Adjusted EBITDA %	31.6%	18.9%	26.9%
Three months ended September 30, 2025
Net sales	$313,350	$155,095	$468,445	$—	$468,445
GAAP operating income					94,310
Adjusted operating income (loss)	88,680	24,834	113,514	(9,773)	103,741
Adjusted operating margin %	28.3%	16.0%	24.2%
Adjusted EBITDA	98,656	29,831	128,487	(9,553)	118,934
Adjusted EBITDA %	31.5%	19.2%	27.4%
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

A reconciliation of total adjusted EBITDA and total adjusted operating income from reportable segments to net income is presented in the following table:

	Three Months Ended September 30,
(In thousands)	2026	2025
Adjusted EBITDA from reportable segments	$144,278	$128,487
Less:
Depreciation and amortization	15,784	14,973
Adjusted operating income from reportable segments	$128,494	$113,514
Less:
Corporate expenses	13,564	9,773
Currency exchange losses, net	1,876	3,875
Restructuring charges (Note 4)	1,780	58
Acquisition-related amortization	8,072	3,595
Transaction and digital transformation costs(a)	14,967	1,903
GAAP operating income	$88,235	$94,310
Less:
Interest expense	13,759	8,416
Other income, net	(7,478)	(6,562)
Income before income taxes	81,954	92,456
Provision for income taxes	23,558	22,843
Net income	$58,396	$69,613
(a) Transaction and digital transformation costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of or in connection with acquisitions and divestitures as well as costs associated with strategic digital transformation efforts. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total other expense, net. Total other expense for the third quarter of 2026 was $6.3 million, compared to $1.9 million for the same period of 2025. The increase was primarily related to higher interest expense driven by increased borrowings for the Autronica acquisition and higher interest rates partially offset by increased pension income, a result of higher expected return on plan assets.
Income taxes. The reported effective tax rate for the third quarter of 2026 was 28.7% compared to 24.7% in the same period of 2025. The increase from the prior year was primarily driven by additional expense associated with increased profitability in high tax jurisdictions, and nondeductible transaction costs.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $58.4 million for the third quarter of 2026, or $1.51 per diluted share, a decrease of approximately 16% largely driven by the higher SG&A and the impact of the Autronica acquisition including higher transaction costs, amortization and interest costs, compared to $69.6 million, or $1.77 per diluted share, in the same period of 2025.

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Net Sales	Nine Months Ended September 30,		Dollar Increase	Percent Increase
(In millions, except percentage change)	2026	2025
Consolidated	$1,503.4	$1,363.9	$139.5	10.2%
Americas	1,004.9	926.6	78.3	8.5%
International	498.5	437.3	61.2	14.0%
Net Sales. Net sales for the nine months ended September 30, 2026, were $1.5 billion, an increase of $139.5 million, or 10.2%, compared to $1.4 billion in the same period of 2025. Please refer to the Net Sales table for a reconciliation of the period over period sales change.

Net Sales	Nine Months Ended September 30, 2026, versus September 30, 2025
(Percent Change)	Americas	International	Consolidated
GAAP reported sales change	8.5%	14.0%	10.2%
Currency translation effects	(1.4)%	(3.1)%	(2.0)%
Acquisitions	(0.8)%	(12.0)%	(4.3)%
Organic change	6.3%	(1.1)%	3.9%
Note: Organic sales change is a non-GAAP financial measure. See the “Non-GAAP Financial Measures” section below.
Net sales for the Americas segment were $1.0 billion in the nine months ended September 30, 2026, an increase of $78.3 million, or 8.5%, compared to $926.6 million in the same period of 2025. Organic sales in the Americas segment increased 6.3% during the period, driven by growth in all three product groups with high single digit expansion in both detection and industrial PPE. M&C and Autronica added $7.3 million and $0.1 million of sales, respectively, to the Americas segment during the period as compared to prior year.
Net sales for the International segment were $498.5 million in the nine months ended September 30, 2026, an increase of $61.2 million, or 14.0%, compared to $437.3 million in the same period of 2025. Organic sales in the International segment decreased 1.1% during the period, resulting from declines in detection and fire service largely driven by order timing, economic conditions in Europe, and the conflict in the Middle East, partially offset by growth in industrial PPE, primarily due to higher protective ballistic helmet sales in Europe. M&C and Autronica added $13.3 million and $39.4 million of sales, respectively, to the International segment during the period as compared to prior year.
Refer to Note 9—Segment Information to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding sales by product group.
Gross profit. Gross profit for the nine months ended September 30, 2026, was $713.1 million, an increase of $81.4 million or 12.9%, compared to $631.7 million in the same period of 2025. The ratio of gross profit to net sales was 47.4% during the nine months ended September 30, 2026, compared to 46.3% in the same period of 2025. The increase in gross profit margin is primarily related to price realization, productivity, and favorable transactional foreign currency, partially offset by higher net tariffs and inflation and amortization related to the M&C and Autronica acquisitions.
Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $354.1 million during the nine months ended September 30, 2026, an increase of $45.2 million or 14.6%, compared to $308.9 million in the same period of 2025. Overall, SG&A expenses were 23.6% of net sales during the nine months ended September 30, 2026, compared to 22.6% of net sales in the same period of 2025. SG&A for 2026 includes $15.3 million of additional expenses associated with M&C and Autronica operations as compared to the prior year. SG&A also includes $18.8 million and $10.0 million of strategic transaction and digital transformation costs in the nine months ended 2026 and 2025, respectively. Organic SG&A increased $15.9 million or 5.3%, driven primarily by higher variable compensation, professional service costs, sales incentives, and inflation, partially offset by discretionary expense management.

Please refer to the selling, general, and administrative expenses table for a reconciliation of the period over period expense change.

Selling, general, and administrative expenses	Nine Months Ended September 30, 2026, versus September 30, 2025
(Percent Change)	Consolidated
GAAP reported change	14.6%
Currency translation effects	(1.7)%
Acquisitions and related strategic transaction and digital transformation costs	(7.6)%
Organic change	5.3%
Note: Organic SG&A change is a non-GAAP financial measure. See the “Non-GAAP Financial Measures” section below.
Research and development expense. Research and development expense was $55.5 million during the nine months ended September 30, 2026, an increase of $6.3 million, compared to $49.2 million in the same period of 2025. Research and development expense was 3.7% of net sales in the nine months ended September 30, 2026, and 3.6% of net sales in the same period of 2025.
During the nine months ended September 30, 2026, and 2025, we capitalized $11.9 million and $10.4 million of software development costs, respectively. Amortization expense for capitalized software development costs of $10.0 million and $8.8 million during the nine months ended September 30, 2026, and 2025, respectively, was recorded in costs of products sold on the unaudited Condensed Consolidated Statements of Income.
The Company's commitment to innovation is supported by a research and development pipeline focused on integrating advanced technology into core safety equipment including the recently introduced G1 City Edition SCBA with integrated LUNAR® Beacon Technology. Approximately half of MSA’s R&D engineers are now focused on software development to support the expansion of its connected ecosystems and HeSaaS models. As we continue to invest a significant portion of our new product development into technology-based safety solutions, we anticipate that the historical relationship of research and development expense to net sales will continue to evolve; however, we do not anticipate reductions in the relative level of total spend on research and development activities on an annual basis. Total spend on both software development and research and development activities was $67.4 million and $59.6 million during the nine months ended September 30, 2026, and 2025, respectively.
Restructuring charges. Restructuring charges of $6.3 million during the nine months ended September 30, 2026, were primarily related to management restructuring, footprint optimization, and other ongoing initiatives to right-size the organization in response to macroeconomic conditions. Restructuring charges of $2.5 million in the same period of 2025 were primarily related to initiatives to right-size the organization in response to macroeconomic conditions, optimize our manufacturing footprint, and improve productivity.
Currency exchange losses, net. Currency exchange losses were $4.0 million during the nine months ended September 30, 2026, compared to $13.2 million in the same period of 2025. The currency exchange activity for both periods related primarily to foreign currency exposure on unsettled inter-company balances. Refer to Note 17—Derivative Financial Instruments to the unaudited condensed consolidated financial statements in Part I Item 1 of this Form 10-Q, for information regarding our currency exchange rate risk management strategy.
GAAP operating income. Consolidated operating income for the nine months ended September 30, 2026, was $293.2 million compared to $257.9 million in the same period of 2025. The increase in operating results was primarily driven by higher gross profit and lower currency exchange losses, partially offset by inflation and higher SG&A and restructuring charges as discussed further above.
Adjusted operating income. Americas adjusted operating income for the nine months ended September 30, 2026, was $303.9 million, an increase of $43.2 million, or 16.6%, compared to $260.7 million in the same period of 2025. The increase in adjusted operating income is attributable to increased sales and higher gross profit driven by price realization, productivity, and favorable transactional foreign currency, partially offset by higher SG&A expenses and inflation.
International adjusted operating income was $71.4 million, an increase of $7.7 million, or 12.1%, compared to $63.7 million in the same period of 2025. The increase was driven by increased sales and the contribution from Autronica and M&C partially offset by slightly higher SG&A expenses.

Corporate expense for the nine months ended September 30, 2026, was $38.1 million, an increase of $6.4 million compared to $31.7 million in the same period of 2025, driven by increased variable compensation, increased professional service fees and inflation, partially offset by discretionary expense management.
The following tables present a summary of adjusted operating income (loss), adjusted operating margin %, adjusted EBITDA and adjusted EBITDA %. Adjusted operating margin % is calculated as adjusted operating income (loss) divided by net sales and adjusted EBITDA margin % is calculated as adjusted EBITDA divided by net sales.

(In thousands)	Americas	International	Total Reportable Segments	Corporate	Consolidated
Nine months ended September 30, 2026
Net sales	$1,004,935	$498,454	$1,503,389		$1,503,389
GAAP operating income					293,208
Adjusted operating income (loss)	303,880	71,427	375,307	(38,138)	337,169
Adjusted operating margin %	30.2%	14.3%	25.0%
Adjusted EBITDA	334,480	87,079	421,559	(38,138)	383,421
Adjusted EBITDA %	33.3%	17.5%	28.0%
Nine months ended September 30, 2025
Net sales	$926,649	$437,251	$1,363,900		$1,363,900
GAAP operating income					257,933
Adjusted operating income (loss)	260,694	63,699	324,393	(31,718)	292,675
Adjusted operating margin %	28.1%	14.6%	23.8%
Adjusted EBITDA	290,434	77,217	367,651	(30,739)	336,912
Adjusted EBITDA %	31.3%	17.7%	27.0%
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

A reconciliation of total adjusted EBITDA and total adjusted operating income from reportable segments to net income is presented in the following table:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Adjusted EBITDA from reportable segments	$421,559	$367,651
Less:
Depreciation and amortization	46,252	43,258
Adjusted operating income from reportable segments	$375,307	$324,393
Less:
Corporate expenses	38,138	31,718
Currency exchange losses, net	3,971	13,237
Restructuring charges (Note 4)	6,318	2,470
Acquisition-related amortization	14,841	9,033
Transaction and digital transformation costs(a)	18,831	10,002
GAAP operating income	$293,208	$257,933
Less:
Interest expense	29,413	23,368
Other income, net	(22,538)	(18,585)
Income before income taxes	286,333	253,150
Provision for income taxes	70,474	61,159
Net income	$215,859	$191,991
(a) Transaction and digital transformation costs include advisory, legal, accounting, valuation, and other professional or consulting fees incurred during our evaluation of or in connection with acquisitions and divestitures as well as costs associated with strategic digital transformation efforts. These costs are included in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Income.

Total other expense, net. Total other expense for the nine months ended September 30, 2026, was $6.9 million, compared to $4.8 million in the same period of 2025. The increase was primarily related to higher interest expense driven by increased borrowings for the Autronica acquisition and higher interest rates partially offset by increased pension income, a result of higher expected return on plan assets.
Income taxes. The reported effective tax rate for the nine months ended September 30, 2026, was 24.6% compared to 24.2% in the same period of 2025. The increase from the prior year was primarily driven by additional expense associated with increased profitability in high tax jurisdictions and nondeductible transaction costs, partially offset by benefits related to export sales.
We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our unaudited condensed consolidated financial statements.
Net income. Net income was $215.9 million for the nine months ended September 30, 2026, or $5.57 per diluted share, an increase of approximately 12%, compared to net income of $192.0 million, or $4.87 per diluted share, in the same period of 2025.

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
Adjusted operating income, adjusted operating margin %, adjusted EBITDA, and adjusted EBITDA margin % are non-GAAP financial measures and operating ratios derived from non-GAAP measures. Total reportable segment adjusted operating income is reconciled above to the nearest GAAP financial measure, operating income, and excludes restructuring charges, currency exchange, transaction and digital transformation costs, and acquisition-related amortization. Total reportable segment adjusted EBITDA is reconciled above to the nearest GAAP financial measure, net income, and, in addition to the items summarized above that are excluded from adjusted operating income (loss), excludes depreciation and amortization expense; interest expense; other income, net; and provision for income taxes. Adjusted operating margin % is defined as adjusted operating income (loss) divided by net sales to external customers and adjusted EBITDA margin % is defined as adjusted EBITDA divided by net sales to external customers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities as well as to make strategic decisions about the business and allocate resources. Additionally, these non-GAAP financial measures provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers.
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
LIQUIDITY AND CAPITAL RESOURCES
Our main source of liquidity is operating cash flows, supplemented by borrowings. Our principal liquidity requirements are for working capital, capital expenditures, principal and interest payments on debt, dividend payments and share repurchases. At September 30, 2026, approximately 26% of our long-term debt is at fixed interest rates with repayment schedules through 2036. The remainder of our long-term debt is at variable rates on an unsecured revolving credit facility due in 2030. At September 30, 2026, approximately 91% of our borrowings are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.
We believe MSA's healthy balance sheet and access to significant capital at September 30, 2026, positions us well to navigate through a dynamic operating environment and other unexpected events. We maintain a balanced capital deployment strategy that focuses on investing for organic growth and pursuing inorganic growth opportunities, returning cash to shareholders in the form of dividends and share buybacks.
At September 30, 2026, the Company had cash and cash equivalents totaling $187.2 million. Cash and cash equivalents increased $22.2 million during the nine months ended September 30, 2026, compared to increasing $5.4 million during the same period in 2025. At September 30, 2026, $465.0 million of the existing $1.3 billion revolving credit facility was unused, including letters of credit issued under the facility. The facility also provides an accordion feature that allows the Company to access an additional $500.0 million of capacity pending approval by MSA’s board of directors and from the bank group. The Company also has access under the Prudential Note Agreement and NYL Note Facility, subject to the issuers' acceptance, to $195.0 million and $50.0 million aggregate principal amount, respectively, of senior unsecured notes.
Operating activities. Operating activities provided cash of $253.4 million during the nine months ended September 30, 2026, compared to $241.5 million during the same period in 2025. The increased cash flow from operating activities was primarily related to higher operating results. Increased cash from working capital was offset by higher cash used for income taxes and other liabilities as compared to the prior year.

Investing activities. Investing activities used cash of $600.4 million during the nine months ended September 30, 2026, compared to using $239.9 million during the same period in 2025. The acquisition of Autronica for $563.1 million and capital expenditures drove cash outflows from investing activities during the nine months ended September 30, 2026. The acquisition of M&C for $187.8 million and capital expenditures, including a $19.6 million strategic footprint investment, drove the cash used in investing activities for the nine months ended September 30, 2025. We remain committed to evaluating acquisition opportunities which would enable us to continue to grow in key end markets and geographies, and have a robust pipeline.
Financing activities. Financing activities provided cash of $382.0 million during the nine months ended September 30, 2026, compared to $2.2 million during the same period in 2025. During the nine months ended September 30, 2026, we had net proceeds on long-term debt of $542.5 million used primarily to fund the Autronica acquisition as compared to net proceeds of $115.3 million during the same period in 2025, used primarily to fund the M&C acquisition. We paid cash dividends of $62.2 million during the nine months ended September 30, 2026, compared to $61.6 million in the same period in 2025. We used cash of $99.3 million during the nine months ended September 30, 2026, to repurchase shares, including $88.8 million related to our share repurchase program, compared to $50.0 million in the same period in 2025, including $40.0 million related to our share repurchase program. The remainder in both periods related to our employee stock compensation programs.
CUMULATIVE TRANSLATION ADJUSTMENTS
The position of the U.S. dollar relative to international currencies, primarily the euro, at September 30, 2026, resulted in a translation loss of $8.6 million being recorded to the cumulative translation adjustments shareholders' equity account during the nine months ended September 30, 2026, compared to a $65.0 million translation gain being recorded to the cumulative translation adjustments shareholders' equity account during the same period in 2025.
COMMITMENTS AND CONTINGENCIES
We made contributions of $6.7 million to our pension plans during the nine months ended September 30, 2026. We expect to make net contributions between $8.0 million and $10.0 million to our pension plans in 2026, which are primarily associated with statutorily required plans in the International reporting segment.
The Company had outstanding bank guarantees and standby letters of credit with banks as of September 30, 2026, totaling $19.4 million, of which $1.5 million relate to the senior revolving credit facility. These letters of credit serve to cover customer requirements in connection with certain sales orders and insurance companies. The Company is also required to provide cash collateral in connection with certain arrangements. At September 30, 2026, the Company has $1.2 million of restricted cash in support of these arrangements.
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
Currency exchange rate sensitivity. We are subject to the effects of fluctuations in currency exchange rates on various transactions and on the translation of the reported financial position and operating results of our non-U.S. companies from local currencies to U.S. dollars. A hypothetical 10% strengthening or weakening of the U.S. dollar would decrease or increase our reported sales by approximately $24.7 million, or 4.6%, and net income by approximately $1.9 million, or 3.2%, for the three months ended September 30, 2026.
When appropriate, we may attempt to limit our transactional exposure to changes in currency exchange rates through forward contracts or other actions intended to reduce existing exposures by creating offsetting currency exposures. At September 30, 2026, we had open foreign currency forward contracts with a U.S. dollar notional value of $134.5 million. A hypothetical 10% strengthening or weakening of the U.S. dollar would result in a $13.5 million increase or decrease in the fair value of these contracts at September 30, 2026.
Interest rates. We are exposed to changes in interest rates primarily as a result of borrowing and investing activities used to maintain liquidity and fund business operations.
At September 30, 2026, we had $290.5 million of fixed rate debt which matures at various dates through 2036. The incremental increase in the fair value of fixed rate long-term debt resulting from a hypothetical 10% decrease in interest rates would be approximately $3.7 million. However, our sensitivity to interest rate declines and the corresponding increase in the fair value of our debt portfolio would unfavorably affect earnings and cash flows only to the extent that we elected to repurchase or retire all or a portion of our fixed rate debt portfolio at prices above carrying values.
At September 30, 2026, we had $833.8 million of variable rate borrowings. A 100 basis point increase or decrease in interest rates would have an $8.1 million impact on future annual earnings under our current capital structure.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2026	35,540	$172.54	35,039	2,330,687
August 2026	24,602	191.06	24,602	2,349,195
September 2026	10,085	187.95	9,323	2,456,751

The 2026 share repurchase program, which was approved on February 20, 2026, authorizes up to $500.0 million in repurchases of MSA common stock in the open market and in private transactions. The share repurchase program has no expiration date. The maximum number of shares that may be purchased is calculated based on the dollars remaining under the program and the respective month-end closing share price. There were 70,227 shares repurchased during the quarter ended September 30, 2026. We do not have any other share repurchase programs. Remaining shares purchased during the quarter were related to stock-based compensation transactions.

Item 5.	Other Information
During the three months ended September 30, 2026, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MSA SAFETY INCORPORATED

November 3, 2026	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Jonathan D. Buck
Jonathan D. Buck
Chief Accounting Officer and Controller (Principal Accounting Officer)